Form 10-K
period 2012-12-29
INTEL CORP
filed 2013-02-19
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was

$133.5 billion

4,946 million shares of common stock outstanding as of February 8, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2013 Annual Stockholders’ Meeting to be filed subsequently—Part III of this Form 10-K.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

PART I

ITEM 1.	BUSINESS

Company Overview

We design and manufacture advanced integrated digital technology platforms. A platform consists of a microprocessor and chipset, and may be enhanced by additional hardware, software, and services. We sell these platforms primarily to original equipment manufacturers (OEMs), original design manufacturers (ODMs), and industrial and communications equipment manufacturers in the computing and communications industries. Our platforms are used in a wide range of applications, such as PCs (including Ultrabook™, detachable, and convertible systems), servers, tablets, smartphones, automobiles, automated factory systems, and medical devices. We also develop and sell software and services primarily focused on security and technology integration. We were incorporated in California in 1968 and reincorporated in Delaware in 1989.

Company Strategy

Our goal is to be the preeminent computing solutions company that powers the worldwide digital economy. Over time the number of devices connected to the Internet and each other has grown from hundreds of millions to billions, and the variety of devices also continues to increase. The combination of the proliferation of mobile devices connecting to the Internet and a build-out of the cloud infrastructure that supports these devices is driving fundamental changes in the computing industry. As a result, we are transforming our primary focus from the design and manufacture of semiconductor chips for PCs and servers to the delivery of solutions consisting of hardware and software platforms and supporting services across a wide range of computing devices. Examples of these solutions can be seen across the computing continuum, from the teraflops of operations per second for high performance computing (HPC) to the milliwatts of energy-consumed by an embedded application. Additionally, computing is becoming an increasingly engaging, mobile, and personal experience. End users value consistency across devices that connect seamlessly and securely to the Internet and to each other. We enable this experience by innovating around energy-efficient performance, connectivity, and security.

To succeed in this changing computing environment, we have the following key objectives:

•	strive to ensure that Intel® technology remains the best choice for the PC as well as cloud computing and the data center;
•	maximize and extend our manufacturing technology leadership;
•

expand platforms into adjacent market segments to bring compelling new System-on-Chip (SoC) solutions and user experiences to mobile form factors including smartphones and tablets, as well as embedded and microserver applications;

•

develop platforms that enable devices that connect to the Internet and to each other to create a continuum of personal user and computing experiences thereby offering consumers a set of secure, consistent, engaging, and personalized computing experiences; and

•	positively impact the world through our actions and the application of our energy-efficient technology.

We use our core assets to meet these objectives. Our core assets include our silicon and process technology, our architecture and platforms, our global presence, our strong relationships across the industry, and our brand recognition. We believe that applying these core assets to our key focus areas provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Our core assets and key focus areas include the following:

•

Silicon and Manufacturing Technology Leadership.  We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. We drive a regular two-year upgrade cycle—introducing a new microarchitecture approximately every two years and ramping the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. With our continued focus on silicon and manufacturing technology leadership, we entered into a series of agreements during the third quarter of 2012 with ASML Holding N.V. These agreements are intended to accelerate the development of 450-millimeter (450mm) wafer technology and extreme ultraviolet lithography (EUV). We expect larger silicon wafers and enhanced lithography technologies with EUV to allow Moore’s Law to continue. Moore’s Law predicted that transistor density on integrated circuits would double about every two years. As part of these agreements, we made a $3.2 billion equity investment in ASML during 2012. We aim to have the best process technology, and unlike many semiconductor companies, we primarily manufacture our products in our own facilities. This in-house manufacturing capability allows us to optimize performance, shorten our time to market, and scale new products more rapidly. We believe this competitive advantage will be extended in the future as the costs to build leading-edge fabrication facilities increase, and as fewer semiconductor companies will be able to combine platform design and manufacturing.

•

Architecture and Platforms.  We are developing a wide range of solutions for devices that span the computing continuum and allow for computing experiences from PCs (including Ultrabook, detachable, and convertible systems), tablets, and smartphones to in-vehicle infotainment systems and beyond. We believe that users want consistent computing experiences and interoperable devices and that users and developers value consistency of architecture, which provides a common framework that allows for shortened time to market, with the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of users and developers to offer computing solutions across the computing continuum through our partnership with the industry on open, standards-based platform innovation around Intel® architecture. We continue to invest in improving Intel architecture to deliver increased value to our customers and expand the capabilities of the architecture in adjacent market segments. For example, we focus on delivering improved energy-efficient performance, which involves balancing higher performance with lower power consumption. In addition, we are focusing on perceptual computing, which brings exciting user experiences through devices that sense and perceive the user’s actions.

•

Software and Services.  We offer software and services that provide security solutions through a combination of hardware and software for consumer, mobile, and corporate environments designed to protect systems from malicious virus attacks as well as loss of data. Additionally, we seek to enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded market segment, through our software offerings. We continue to collaborate with companies to develop software platforms optimized for our Intel processors and that support multiple hardware architectures and operating systems.

•

Customer Orientation.  Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new user experiences, form factors, and usage models for businesses and consumers. We offer platforms that incorporate various components and capabilities designed and configured to work together to provide an optimized solution that customers can easily integrate in their end products. Additionally, we promote industry standards that we believe will yield innovation and improved technologies for users.

•

Strategic Investments.  We make investments in companies around the world that we believe will further our strategic objectives, support our key business initiatives, and generate financial returns. Our investments—including those made through our Intel Capital program—generally focus on investing in companies and initiatives that we believe will stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Additionally, we plan to continue to purchase and license intellectual property to support our current and expanding business.

•

Stewardship.  We are committed to developing energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We are also committed to helping transform education globally through our technology, program, and policy leadership, as well as through funding by means of the Intel Foundation. In addition, we strive to cultivate a work environment in which engaged, energized employees can thrive in their jobs and in their communities.

Our continued investment in developing our assets and execution in key focus areas is intended to help strengthen our competitive position as we enter and expand into adjacent market segments, such as smartphones and tablets. These market segments change rapidly, and we need to adapt to this environment. A key characteristic of these adjacent market segments is low power consumption based on SoC products. We are making significant investments in this area with the accelerated development of our SoC solutions based on the Intel® Atom™ microarchitecture. Additionally, we are building mobile reference designs to help the adoption of Intel architecture in these adjacent market segments. Examples include our smartphone reference designs, which were launched by multiple global partners in 2012. We also believe that increased Internet traffic and the increased use of mobile and cloud computing create a need for an improved server infrastructure, including server products optimized for energy-efficient performance.

Business Organization

As of December 29, 2012, we managed our business through the following operating segments:

For a description of our operating segments, see “Note 28: Operating Segment and Geographic Information,” in Part II, Item 8 of this Form 10-K.

Products

Platforms

We offer platforms that incorporate various components and technologies, including a microprocessor and chipset, or stand-alone SoC. Additionally, a platform may be enhanced by additional hardware, software, and services.

A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system. We offer microprocessors with one or multiple processor cores. Multi-core microprocessors can enable improved multitasking and energy-efficient performance by distributing computing tasks across two or more cores. Our 2nd, 3rd, and expected-to-be-released 4th generation Intel® Core™ (formerly code-named Haswell) processor families integrate graphics functionality onto the processor die. In contrast, some of our previous-generation processors incorporated a separate graphics chip inside the processor package. We also offer graphics functionality as part of a separate chipset outside the processor package. Processor packages may also integrate a memory controller.

A chipset sends data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive or solid-state drive, and optical disc drives. Chipsets extend the audio, video, and other capabilities of many systems and perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Some chipsets may also include graphics functionality or a memory controller, for use with our microprocessors that do not integrate those system components.

We offer and continue to develop SoC products that integrate our core processing functions with other system components, such as graphics, audio, and video, onto a single chip. SoC products are designed to reduce total cost of ownership, provide improved performance due to higher integration and lower power consumption, and enable smaller form factors such as smartphones and tablets.

We also offer features designed to improve our platform capabilities. For example, we offer Intel® vPro™ technology, a computer hardware-based security technology for the notebook and desktop market segments. This technology is designed to provide businesses with increased manageability, upgradeability, energy-efficient performance, and security while lowering the total cost of ownership.

We offer a range of platforms based upon the following microprocessors:

Intel® Atom™ processor
Designed for low-power and affordable Internet-focused devices such as netbooks, tablets, and smartphones

Intel® Pentium® processor
Designed for reliable performance

Intel® Core™ i3 processor
Designed to deliver the performance needed for multitasking

Intel® Core™ i5 processor
Designed to deliver performance for everyday applications, with the ability to boost the speed of PCs as needed for demanding tasks such as playing games and photo editing

Intel® Core™ i7 processor
Designed to deliver performance for demanding tasks such as multimedia creation and editing, and intense gaming

Intel® Core™ i7 processor Extreme Edition
Designed to deliver performance for the most demanding applications such as high-performance gaming, high-definition content creation, and video encoding and editing

Intel® Xeon® processor
Designed to support a range of entry-level to high-end technical and commercial computing applications such as Internet protocol data centers

Intel® Xeon Phi™ processor
Designed for the high-performance computing solutions of enterprise IT services

Intel® Itanium® processor
Designed to support an even higher level of reliability and computing performance for data processing, and handling high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions

McAfee

In 2011, we acquired McAfee, Inc. with the objective of improving the overall security of our platforms. McAfee offers software products that provide security solutions designed to protect systems in consumer, mobile, and corporate environments from malicious virus attacks as well as loss of data. McAfee’s products include software solutions for end-point security, network and content security, risk and compliance, and consumer and mobile security.

Phone Components

In addition to our Intel Atom processor-based products for the smartphone market segment, we offer components and platforms for mobile phones and connected devices. Our acquisition of the Wireless Solutions (WLS) business of

Infineon Technologies AG in 2011 has enabled us to offer a variety of mobile phone components, including baseband processors, radio frequency transceivers, and power management integrated circuits. We also offer comprehensive mobile phone platforms, including Bluetooth* wireless technology and Global Positioning Systems (GPS) receivers, software solutions, customization, and essential interoperability tests. Our mobile phone solutions based on multiple industry standards help enable mobile voice and high-speed data communications for a broad range of devices around the world.

Non-Volatile Memory Solutions

We offer NAND flash memory products primarily used in solid-state drives (SSDs). Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT).

Products and Product Strategy by Operating Segment

Our PC Client Group operating segment offers products that are incorporated in notebook (including Ultrabook, detachable, and convertible systems) and desktop computers for consumers and businesses. In 2012 we introduced the 3rd generation Intel® Core™ processor family for use in notebook and desktop computers. These processors use 22-nanometer (nm) transistors and our Tri-Gate transistor processor technology. Our Tri-Gate transistor technology extends Moore’s Law and is the world’s first 3-D Tri-Gate transistor on a production technology. These enhancements in combination can provide significant power savings and performance gains when compared to previous-generation technologies.

Notebook

Our strategy for the notebook computing market segment is to offer notebook PC technologies designed to improve performance, battery life, wireless connectivity, manageability and security, as well as to allow for the design of smaller, lighter, and thinner form factors. Additionally, we are collaborating with others in the industry to integrate a touch-based interface and recognition features based on voice and gesture. In 2013, we expect to introduce our 4th generation Intel® Core™ processor family. We believe these processors will continue to deliver increasing levels of graphics performance and provide OEMs and end users with more choice in selecting processors with more processor cores, graphics performance, or both.

In addition to offering notebook PC technologies, we have worked with our customers to help them develop a new class of personal computing devices that includes Ultrabook, detachable, and convertible systems. These computers combine the energy-efficient performance and capabilities of today’s notebooks and tablets with enhanced graphics and perceptual computing features in a thin, light, and customizable form factor that is highly responsive and secure, and that can seamlessly connect to the Internet and other enabled devices. We believe the renewed innovation in the PC industry that we fostered with Ultrabook systems and expanded to other thin and light form factors will continue to blur the lines between tablets and notebooks so a consumer does not have to choose between the two.

Desktop

Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and energy-efficient performance while lowering total cost of ownership for businesses. The desktop computing market segment includes all-in-one desktop products, which combine traditionally separate desktop components into one form factor. Additionally, all-in-one computers have transformed into adaptable and flexible form factors that offer users increased customization and ease of use. For desktop consumers, we also focus on the design of products for high-end enthusiast PCs and mainstream PCs with rich audio and video capabilities.

Our Data Center Group operating segment offers products designed to provide leading performance, energy efficiency, and virtualization technology for server, workstation, and storage platforms. We are also increasing our focus on products designed for high-performance computing, mission-critical computing, and cloud computing services. The cloud computing market segment refers to servers and other products that enable on-demand network access to a shared pool of configurable software, services, and computing devices. Such products include the introduction in 2012 of our many-core Intel® Xeon Phi™ coprocessor with 60 or more high-performance, low-power Intel processor cores, as well as our server platform that incorporates our 32nm Intel® Xeon® processors supporting as many as 10 cores for server platforms. The Intel Xeon Phi coprocessors are positioned to boost the power of the world’s most advanced supercomputers, allowing for trillions of calculations per second, while the 32nm Intel Xeon processors provide faster throughput for cloud computing-based services. In the data storage market segment, we introduced 64-bit Intel Atom microarchitecture-based SoC solutions to focus on the emerging market for highly dense, low-power server configurations. These products allow server rack space optimization and reduced energy costs with microservers that require less than 10 watts per server node.

Our other Intel architecture operating segments offer products designed to be used in the mobile communications, embedded, netbook, tablet, and smartphone market segments.

•

Our strategy for the mobile communications market segment, addressed by our Intel Mobile Communications (IMC) group, is to offer a portfolio of phone components that covers a broad range of wireless connectivity options by combining Intel® WiFi technology with our 2G and 3G technologies, while continuing our efforts to accelerate industry adoption of 4G LTE. These products feature low power consumption, innovative designs, and multi-standard platform solutions.

•

Our strategy for the embedded market segment, addressed by our Intelligent Systems Group (ISG), is to drive Intel architecture as a solution for embedded applications by delivering long life-cycle support, software and architectural scalability, and platform integration.

•

Our strategy for the tablet market segment is to offer Intel architecture solutions optimized for multiple operating systems and application ecosystems, such as our recent introduction of a platform for tablets that incorporates the Intel Atom processor. We are accelerating the process technology development for our Intel Atom processor product line to deliver increased battery life, performance, and feature integration.

•

Our strategy for the smartphone device market segment is to offer Intel Atom microarchitecture-based products that enable smartphones to deliver innovative content and services. Such products include the introduction of a new platform for smartphones that incorporates the Intel Atom processor, which is designed to deliver increased performance and system responsiveness while also enabling longer battery life. Additionally, we engage with and enable the supplier ecosystem by providing reference designs that showcase the advantages of Intel architecture in smartphone devices.

Our software and services operating segments seek to create differentiated user experiences on Intel-based platforms. We differentiate by combining Intel platform features and enhanced software and services. Our three primary initiatives are:

•	enabling platforms that can be used across multiple
operating systems, applications, and services across all Intel products;
•	optimizing features and performance by enabling the software ecosystem to quickly take advantage of new platform features and capabilities; and
•

delivering comprehensive solutions by using software, services, and hardware to enable a more secure online experience, such as our McAfee DeepSAFE* technology platform, which provides additional security below the operating system of the platform.

Revenue by Major Operating Segment

Net revenue for the PC Client Group (PCCG) operating segment, the Data Center Group (DCG) operating segment, the other Intel architecture (Other IA) operating segments, and the software and services (SSG) operating segments is presented as a percentage of our consolidated net revenue. Other IA includes IMC, ISG, the Netbook Group, the Tablet Group, the Phone Group, and the Service Provider Group operating segments. SSG includes McAfee, the Wind River Software Group, and the Software and Services Group operating segments. All Other consists primarily of revenue from the Non-Volatile Memory Solutions Group.

Percentage of Revenue by Major Operating Segment

(Dollars in Millions)

Revenue from sales of platforms presented as a percentage of our consolidated net revenue was as follows:

Percentage of Revenue by Principal Product from Reportable Segments

(Dollars in Millions)

Competition

The computing industry is evolving and as a result, so is our competitive landscape. Our platforms, based on Intel® architecture, are positioned to compete across the spectrum of Internet-connected computing devices, from the lowest-power portable devices to the most powerful data center servers. New competitors are joining traditional competitors in our core PC and server business areas where we are a leading provider, while we face incumbent competitors in the adjacent market segments that we are pursuing, such as smartphones and tablets. Competitors include Advanced Micro Devices, Inc. (AMD), International Business Machines (IBM), Oracle Corporation, as well as ARM* architecture licensees from ARM Limited, such as QUALCOMM Incorporated, NVIDIA Corporation, Samsung Electronics Co., Ltd. and Texas Instruments Incorporated. The primary competitor for our McAfee family of security products and services is Symantec Corporation.

We face emerging business model competitors from OEMs that choose to vertically integrate their own proprietary semiconductor and software assets to some degree, such as Apple Inc. and Samsung. In doing so, these OEMs may be attempting to offer greater differentiation in their products and increase their share of the profits for each finished product they sell. Unforeseen competitor acquisitions, collaborations or licensing scenarios (including injunctions or other litigation outcomes) could also have a significant impact on our competitive position.

Our products primarily compete based on performance, energy efficiency, integration, innovative design, features, price, quality, reliability, brand recognition and availability. One of our important competitive advantages is the combination of our network of manufacturing, assembly and test facilities with our global architecture design teams. This network enables us to have more direct control over our processes, quality control, product cost, production timing, performance and manufacturing yield. The increased cost of constructing new fabrication facilities supporting smaller transistor geometries and larger wafers has led to a smaller pool of companies that can afford to build and equip leading-edge manufacturing facilities. Most of our competitors rely on third-party foundries and subcontractors such as Taiwan Semiconductor Manufacturing Company, Ltd. or GlobalFoundries Inc. for their manufacturing and assembly and test needs, creating, among other risks, the potential for supply constraints and limited process technology differentiation between competitors using the same foundry.

Manufacturing and Assembly and Test

As of December 29, 2012, 56% of our wafer fabrication, including microprocessors and chipsets, was conducted within the U.S. at our facilities in New Mexico, Arizona, Oregon, and Massachusetts. The remaining 44% of our wafer fabrication was conducted outside the U.S. at our facilities in Ireland, China, and Israel. Wafer fabrication conducted within and outside the U.S. is impacted by the timing of a facility’s transition to a newer process technology, as well as a facility’s capacity utilization.

As of December 29, 2012, we primarily manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations
Microprocessors	300mm	22nm	Israel, Arizona, Oregon
Microprocessors	300mm	32nm	New Mexico
Microprocessors	300mm	45nm	New Mexico
Chipsets and microprocessors	300mm	65nm	China, Arizona, Ireland
Other products and chipsets	300mm	90nm	Ireland
Chipsets and microprocessors	200mm	130nm	Massachusetts

As of December 29, 2012, most of our microprocessors were manufactured on 300mm wafers using our 22nm and 32nm process technology. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and increasing the number of integrated features on each chip. These advancements can result in microprocessors that are higher performing, consume less power, and cost less to manufacture. In addition, with each shift to a new process technology, we are able to produce more microprocessors per square foot of our wafer fabrication facilities. The costs to develop our process technology are significantly less than adding capacity by building additional wafer fabrication facilities using older process technology.

We use third-party manufacturing companies (foundries) to manufacture wafers for certain components, including networking and communications products. In addition, we primarily use subcontractors to manufacture board-level products and systems, and smartphones. We purchase certain communications networking products and mobile phone components from external vendors primarily in the Asia-Pacific region.

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

Our NAND flash memory products are manufactured by IMFT and Micron Technology, Inc. using 20nm, 25nm, or 34nm process technology, and assembly and test of these products is performed by Micron and other external subcontractors. For further information, see “Note 10: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Our employment practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. In addition, we impose a minimum employee age requirement as well as progressive Environmental, Health, and Safety (EHS) requirements, regardless of local law.

We have thousands of suppliers, including subcontractors, providing our various materials and service needs. We set expectations for supplier performance and reinforce those expectations with periodic assessments. We communicate those expectations to our suppliers regularly and work with them to implement improvements when necessary. Where possible, we seek to have several sources of supply for all of these materials and resources, but we may rely on a single or limited number of suppliers, or upon suppliers in a single country. In those cases, we develop and implement plans and actions to reduce the exposure that would result from a disruption in supply. We have entered into long-term contracts with certain suppliers to ensure a portion of our silicon supply.

Our products are typically manufactured at multiple Intel facilities around the world or by subcontractors. However, some products are manufactured in only one Intel or subcontractor facility, and we seek to implement action plans to reduce the exposure that would result from a disruption at any such facility. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Research and Development

We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. Research and development (R&D) expenditures were $10.1 billion in 2012 ($8.4 billion in 2011 and $6.6 billion in 2010).

Our R&D activities are directed toward developing the technology innovations that we believe will deliver our next generation of products, which will in turn enable new form factors and usage models for businesses and consumers. Our R&D activities range from designing and developing new products and manufacturing processes to researching future technologies and products.

As part of our R&D efforts, we plan to introduce a new microarchitecture for our notebook, Ultrabook system, and Intel Xeon processors approximately every two years and ramp the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence as subsequently illustrated. In 2012, we started manufacturing products with our 4th generation Intel® Core™ microarchitecture, a new microarchitecture using our existing 22nm three-dimensional Tri-Gate transistor process technology (22nm process technology). We are currently developing 14nm process technology, our next-generation process technology, and expect to begin manufacturing products using that technology in 2013. Our leadership in silicon technology has enabled us to make Moore’s Law a reality.

Our leadership in silicon technology has also helped expand on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products optimized for a wider variety of applications. We have accelerated the Intel Atom processor-based SoC roadmap for smartphones, tablets, and other devices, from 32nm through 22nm to 14nm. We intend that Intel Atom processors will eventually be on the same process technology as our leading-edge products for both smartphones and tablets. We expect that this acceleration will result in a significant reduction in transistor leakage, lower active power, and an increase in transistor density to enable more powerful smartphones and tablets with more features and longer battery life.

We focus our R&D efforts on advanced computing technologies, developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of microprocessors and chipsets, improving our platform initiatives, and developing software solutions and tools. Our R&D efforts are intended to enable new levels of performance and address areas such as energy efficiency, security, scalability for multi-core architectures, system manageability, and ease of use. We continue to make significant R&D investments in the development of SoCs to enable growth in areas such as smartphones, tablets, and embedded applications. For example, we continue to build smartphone and tablet reference designs to showcase the benefits of Intel architecture. In addition, we continue to make significant investments in wireless technologies, graphics, and HPC.

Our R&D model is based on a global organization that emphasizes a collaborative approach to identifying and developing new technologies, leading standards initiatives, and influencing regulatory policies to accelerate the adoption of new technologies, including joint pathfinding conducted between researchers at Intel Labs and our business groups. We centrally manage key cross-business group product initiatives to align and prioritize our R&D activities across these groups. In addition, we may augment our R&D activities by investing in companies or entering into agreements with companies that have similar R&D focus areas, as well as directly purchasing or licensing technology applicable to our R&D initiatives. An example of augmenting our R&D activities is the series of agreements we entered into in the third quarter of 2012 with ASML. These agreements, in which Intel purchased ASML securities and agreed to provide R&D funding over five years, are intended to accelerate the development of 450mm wafer technology and EUV lithography. Additionally, in the second quarter of 2012 we entered into agreements with Micron to modify our joint venture relationship, extending Intel and Micron’s NAND joint development program and expanding it to include emerging memory technologies. For further information, see “Note 6: Available-for-Sale Investments and Cash Equivalents” and “Note 10: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Employees

As of December 29, 2012, we had 105,000 employees worldwide (100,100 as of December 31, 2011), with approximately 51% of those employees located in the U.S. (52% as of December 31, 2011).

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

Our worldwide reseller sales channel consists of thousands of indirect customers—systems builders that purchase Intel microprocessors and other products from our distributors. We have a boxed processor program that allows distributors to sell our microprocessors in small quantities to these systems-builder customers; boxed processors are also available in direct retail outlets.

In 2012, Hewlett-Packard Company accounted for 18% of our net revenue (19% in 2011 and 21% in 2010), Dell Inc. accounted for 14% of our net revenue (15% in 2011 and 17% in 2010), and Lenovo Group Limited accounted for 11% of our net revenue (9% in 2011 and 8% in 2010). No other customer accounted for more than 10% of our net revenue during such periods. For information about revenue and operating income by operating segment, and revenue from unaffiliated customers by country, see “Note 28: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

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

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue and related cost of sales is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, generally 30 days after shipment or delivery. Our credit department sets accounts receivable and shipping limits for individual customers to control credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will use one or more credit support devices, such as a parent guarantee or standby letter of credit, or credit insurance. Credit losses may still be incurred due to bankruptcy, fraud, or other failure of the customer to pay. For information about our allowance for doubtful receivables, see “Schedule II—Valuation and Qualifying Accounts” in Part IV of this Form 10-K.

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

Distribution

Distributors typically handle a wide variety of products, including those that compete with our products, and fill orders for many customers. We also utilize third-party sales representatives who generally do not offer directly competitive products but may carry complementary items manufactured by others. Sales representatives do not maintain a product inventory; instead, their customers place orders directly with us or through distributors. We have several distribution warehouses that are located in proximity to key customers.

Backlog

Over time, our larger customers have generally moved to lean-inventory or just-in-time operations rather than maintaining larger inventories of our products. We have arrangements with these customers to seek to quickly fill orders from regional warehouses. As a result, our manufacturing production is based on estimates and advance non-binding commitments from customers as to future purchases. Our order backlog as of any particular date is a mix of these commitments and specific firm orders that are primarily made pursuant to standard purchase orders for delivery of products. Only a small portion of our orders is non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.

Seasonal Trends

Historically, our platform sales have been higher in the second half of the year than in the first half of the year, accelerating in the third quarter and peaking in the fourth quarter; however, our sales have not followed this trend over the past two years.

Marketing

Our corporate marketing objectives are to build a strong, well-known Intel corporate brand that connects with businesses and consumers, and to offer a limited number of meaningful and valuable brands in our portfolio to aid businesses and consumers in making informed choices about technology purchases. The Intel® Core™ processor family and the Intel® Atom™, Intel® Pentium®, Intel® Xeon®, Intel® Xeon Phi™ and Intel® Itanium® trademarks make up our processor brands.

We promote brand awareness and generate demand through our own direct marketing as well as through co-marketing programs. Our direct marketing activities include television, print, and Internet advertising, as well as press relations and social media, consumer and trade events, and industry and consumer communications. We market to consumer and business audiences, and focus on building awareness and generating demand for new form factors such as Ultrabook systems, and for increased performance, improved energy efficiency, and other capabilities such as Internet connectivity and security.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® Program. This program broadens the reach of our brands beyond the scope of our own direct marketing. Through the Intel Inside® Program, certain customers are licensed to place Intel logos on computing devices containing our microprocessors and processor technologies, and to use our brands in their marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for marketing activities for products featuring Intel brands, subject to the OEMs meeting defined criteria. These marketing activities primarily include television, print, and Internet marketing. We have also entered into joint marketing arrangements with certain customers.

Intellectual Property Rights and Licensing

Intellectual property (IP) that applies to our products and services includes patents, copyrights, trade secrets, trademarks, and maskwork rights. We maintain a program to protect our investment in technology by attempting to ensure respect for our IP. The extent of the legal protection given to different types of IP varies under different countries’ legal systems. We intend to license our IP where we can obtain adequate consideration. See “Competition” earlier in this section, “Risk Factors” in Part I, Item 1A, and “Note 27: Contingencies” in Part II, Item 8 of this Form 10-K.

We have obtained patents in the U.S. and other countries. While our patents are an important element of our success, our business as a whole is not significantly dependent on any one patent. Because of the fast pace of innovation and product development, and the comparative pace of governments’ patenting processes, our products are often obsolete before the patents related to them expire; in some cases, our products may be obsolete before the patents related to them are granted. As we expand our products into new industries, we also seek to extend our patent development efforts to patent such products. In addition to developing patents based on our own research and development efforts, we purchase patents from third parties to supplement our patent portfolio. Established competitors in existing and new industries, as well as companies that purchase and enforce patents and other IP, may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our own products, or that we will be able to obtain licenses from other companies on favorable terms or at all.

The software that we distribute, including software embedded in our component-level and platform products, is entitled to copyright and other IP protection. To distinguish our products from our competitors’ products, we have obtained trademarks and trade names for our products, and we maintain cooperative advertising programs with customers to promote our brands and to identify products containing genuine Intel components. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

In the first quarter of 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we received a license to all of NVIDIA’s patents with a capture period that runs through March 2017 while NVIDIA products are licensed under our patents with the same capture period, subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products.

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

As a company, we focus on reducing natural resource use, the solid and chemical waste by-products of our manufacturing processes, and the environmental impact of our products. We currently use a variety of materials in our manufacturing process that have the potential to adversely impact the environment and are subject to a variety of EHS laws and regulations. Over the past several years, we have significantly reduced the use of lead and halogenated flame retardants in our products and manufacturing processes.

We work with the U.S. Environmental Protection Agency (EPA), non-governmental organizations (NGOs), OEMs, and retailers to help manage e-waste (including electronic products nearing the end of their useful lives) and to promote recycling. The European Union requires producers of certain electrical and electronic equipment to develop programs that let consumers return products for recycling. Many states in the U.S. have similar e-waste take-back laws. Although these laws are typically targeted at the end electronic product and not the component products that we manufacture, the inconsistency of many e-waste take-back laws and the lack of local e-waste management options in many areas pose a challenge for our compliance efforts.

We are an industry leader in our efforts to build ethical sourcing of minerals for our products, including “conflict minerals” coming out of central Africa. In 2013, Intel will continue to work to establish a “conflict-free” supply chain for our company and our industry. In 2012, Intel verified, after reasonable inquiry, that the tantalum we use in our microprocessors is “conflict-free,” and our goal for the end of 2013 is to manufacture the world’s first verified, “conflict-free” microprocessor.

We seek to reduce our global greenhouse gas emissions by investing in energy conservation projects in our factories and working with suppliers to improve energy efficiency. We take a holistic approach to power management, addressing the challenge at the silicon, package, circuit, micro-architecture, macro architecture, platform, and software levels. We recognize that climate change may cause general economic risk. For further information on the risks of climate change, see “Risk Factors” in Part I, Item 1A of this Form 10-K. We see a potential for higher energy costs driven by climate change regulations. This could include items applied to utility companies that are passed along to customers, such as carbon taxes or costs associated with obtaining permits for our U.S. manufacturing operations, emission cap and trade programs, or renewable portfolio standards.

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

We have been purchasing wind power and other forms of renewable energy at some of our major sites for several years. We purchase renewable energy certificates under a multi-year contract. This purchase has placed Intel at the top of the EPA’s Green Power Partnership for the past four years and is intended to help stimulate the market for green power, leading to additional generating capacity and, ultimately, lower costs.

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

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of February 19, 2013 (ages are as of December 29, 2012):

Andy D. Bryant, age 62
• 2012 – present,	Chairman of the Board
• 2011 – 2012,	Vice Chairman of the Board, Executive VP, Technology, Manufacturing and Enterprise Services, Chief Administrative Officer
• 2009 – 2011,	Executive VP, Technology, Manufacturing, and Enterprise Services, Chief Administrative Officer
• 2007 – 2009,	Executive VP, Finance and Enterprise Services, Chief Administrative Officer
• 2001 – 2007,	Executive VP, Chief Financial and Enterprise Services Officer
• Member of Intel Corporation Board of Directors
• Member of Columbia Sportswear Company Board of Directors
• Member of McKesson Corporation Board of Directors
• Joined Intel 1981

William M. Holt, age 60
• 2013 – present,	Executive VP, GM, Technology and Manufacturing Group
• 2006 – 2013,	Senior VP, GM, Technology and Manufacturing Group
• 2005 – 2006,	VP, Co-GM, Technology and Manufacturing Group
• Joined Intel 1974

Renee J. James, age 48
• 2012 – present,	Executive VP, GM, Software and Services Group
• 2005 – 2012,	Senior VP, GM, Software and Services Group
• 2002 – 2005,	VP, Developer Programs
• Member of VMware, Inc. Board of Directors
• Member of Vodafone Group plc Board of Directors
• Joined Intel 1988

Thomas M. Kilroy, age 55
• 2013 – present,	Executive VP, GM, Sales and Marketing Group
• 2010 – 2013,	Senior VP, GM, Sales and Marketing Group
• 2009 – 2010,	VP, GM, Sales and Marketing Group
• 2005 – 2009,	VP, GM, Digital Enterprise Group
• Joined Intel 1990

Brian M. Krzanich, age 52
• 2012 – present,	Executive VP, Chief Operating Officer
• 2010 – 2012,	Senior VP, GM, Manufacturing and Supply Chain
• 2006 – 2010,	VP, GM, Assembly and Test
• Joined Intel 1982

A. Douglas Melamed, age 67
• 2009 – present,	Senior VP, General Counsel
• 2001 – 2009,	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
• Joined Intel 2009

Paul S. Otellini, age 62
• 2005 – present,	President, Chief Executive Officer
• Member of Intel Corporation Board of Directors
• Member of Google, Inc. Board of Directors
• Joined Intel 1974

David Perlmutter, age 59
• 2012 – present,	Executive VP, GM, Intel Architecture Group, Chief Product Officer
• 2009 – 2012,	Executive VP, GM, Intel Architecture Group
• 2007 – 2009,	Executive VP, GM, Mobility Group
• 2005 – 2007,	Senior VP, GM, Mobility Group
• Joined Intel 1980

Stacy J. Smith, age 50
• 2012 – present,	Executive VP, Chief Financial Officer, Director of Corporate Strategy
• 2010 – 2012,	Senior VP, Chief Financial Officer
• 2007 – 2010,	VP, Chief Financial Officer
• 2006 – 2007,	VP, Assistant Chief Financial Officer
• 2004 – 2006,	VP, Finance and Enterprise Services, Chief Information Officer
• Member of Autodesk, Inc. Board of Directors
• Member of Gevo, Inc. Board of Directors
• Joined Intel 1988

Arvind Sodhani, age 58
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

•	the level of customers’ inventories;
•	competitive and pricing pressures, including actions taken by competitors;
•	customer product needs;
•	market acceptance of our products and maturing product cycles; and
•	the technology supply chain, including supply constraints caused by natural disasters or other events.

Our operations have high costs—including costs related to facility construction and equipment, R&D, and employment and training of a highly skilled workforce—that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable. If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Our manufacturing or assembly and test capacity could be underutilized, and we may be required to write down our long-lived assets, which would increase our expenses. Factory-planning decisions may shorten the useful lives of facilities and equipment and cause us to accelerate depreciation. If product demand increases, we may be unable to add capacity fast enough to meet market demand. These changes in product demand, and changes in our customers’ product needs, could negatively affect our competitive position and may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to write down our assets.

We operate in highly competitive industries, and our failure to anticipate and respond to technological and market developments could harm our ability to compete.

We operate in highly competitive industries that experience rapid technological and market developments, changes in industry standards, changes in customer needs, and frequent product introductions and improvements. If we are unable to anticipate and respond to these developments, we may weaken our competitive position, and our products or technologies may be uncompetitive or obsolete. As computing market segments emerge, such as smartphones, tablets, and consumer electronics devices, we face new sources of competition and customers with different needs than customers in our PC business. Some of our competitors in these market segments are pursuing a vertical integration strategy, incorporating their SoC solutions into the smartphones and tablets they offer, which could make it less likely that they will adopt our SoC solutions. To be successful, we need to cultivate new industry relationships in these market segments. As the number and variety of Internet-connected devices increase, we need to improve the cost, connectivity, energy efficiency, and security of our platforms to succeed in these market segments. And we need to expand our software capabilities to provide customers with comprehensive computing solutions.

To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes ahead of competitors. Our R&D efforts are critical to our success and are aimed at solving complex problems, and we do not expect all of our projects to be successful. We may be unable to develop and market new products successfully, and the products we invest in and develop may not be well received by customers. Additionally, the products and technologies offered by others may affect demand for our products. These types of events could negatively affect our competitive position and may reduce revenue, increase costs, lower gross margin percentage, or require us to impair our assets.

Changes in the mix of products sold may harm our financial results.

Because of the wide price differences of platform average selling prices among our data center, PC client, and other Intel architecture platforms, a change in the mix of platforms among these market segments may impact our revenue and gross margin. For example, our PC client platforms that are incorporated in notebook and desktop computers tend to have lower average selling prices and gross margin than our data center platforms that are incorporated in servers, workstations and storage products. Therefore, if there is less demand for our data center platforms, and a resulting mix shift to our PC client platforms, our gross margins and revenue would decrease. Also, more recently introduced products tend to have higher costs because of initial development costs and lower production volumes relative to the previous product generation, which can impact gross margin.

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

Although most of our sales occur in U.S. dollars, expenses such as payroll, utilities, tax, and marketing expenses may be paid in local currencies. We also conduct certain investing and financing activities in local currencies. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our results of operations and financial condition. Changes in tariff and import regulations and in U.S. and non-U.S. monetary policies may harm our results of operations and financial condition by increasing our expenses and reducing revenue. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

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

We have thousands of suppliers providing materials that we use in production and other aspects of our business, and where possible, we seek to have several sources of supply for all of those materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single location, for these materials. The inability of suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or make it more difficult for us to implement our business strategy. Production could be disrupted by the unavailability of resources used in production, such as water, silicon, electricity, gases, and other materials. Future environmental regulations could restrict the supply or increase the cost of materials that we use in our business and make it more difficult to obtain permits to build or modify manufacturing capacity to meet demand. The unavailability or reduced availability of materials or resources may require us to reduce production or incur additional costs. The occurrence of these events could harm our business and results of operations.

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

We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our IT systems. Additionally, malicious hackers may attempt to gain unauthorized access and corrupt the processes of hardware and software products that we manufacture and services we provide. These attempts might be the result of industrial or other espionage or actions by hackers seeking to harm our company, our products and services, or users of our products and services. Due to the widespread use of our products and due to the high profile of our McAfee subsidiary, we or our products and services are a frequent target of computer hackers and organizations that intend to sabotage, take control of, or otherwise corrupt our manufacturing or other processes, products and services. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users, steal proprietary information related to our business, products, employees and customers, or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. These attacks are sometimes successful; and in some instances we, our customers and the users of our products and services might be unaware of an incident or its magnitude and effects. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes or patches to our products and services, but in some cases preventive and remedial action might not be successful. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with customers or users and reduce demand for our products and services.

We may be subject to theft, loss or misuse of personal data about us or our customers or other third parties, which could increase our expenses, damage our reputation or result in litigation.

Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Costs to comply with and implement privacy-related and data protection measures could be significant. Our failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

Third parties may claim infringement of IP rights, which could harm our business.

We may face IP rights infringement claims from individuals and companies, including those who have acquired patent portfolios to assert claims against other companies. We are engaged in a number of litigation matters involving IP rights. Claims that our products or processes infringe the IP rights of others could cause us to incur large costs to respond to, defend, and resolve the claims, and they may divert the efforts and attention of management and technical personnel. As a result of IP rights infringement claims, we could:

•	pay infringement claims;
•	stop manufacturing, using, or selling products or technology subject to infringement claims;
•	develop other products or technology not subject to infringement claims, which could be time-consuming, costly or impossible; or
•	license technology from the party claiming infringement, which license may not be available on commercially reasonable terms.

These actions could harm our competitive position, result in expenses, or require us to impair our assets. If we alter or stop production of affected items, our revenue could be harmed.

We may be unable to enforce or protect our IP rights, which may harm our ability to compete and may harm our business.

Our ability to enforce our patents, copyrights, software licenses, and other IP rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our IP rights in various countries. When we seek to enforce our rights, we are often subject to claims that the IP rights are invalid, not enforceable, or licensed to the opposing party. Our assertion of IP rights often results in the other party seeking to assert claims against us, which could harm our business. Governments may adopt regulations—and governments or courts may render decisions—requiring compulsory licensing of IP rights, or governments may require products to meet standards that serve to favor local companies. Our inability to enforce our IP rights under these circumstances may harm our competitive position and business.

We may be subject to IP theft or misuse, which could result in claims against us and harm our business and results of operations.

The theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced; and third parties might make claims against us related to losses of confidential or proprietary information or end-user data, or system reliability. These incidents and claims could severely disrupt our business, and we could suffer losses, including the cost of product recalls and returns and reputational harm.

Our licenses with other companies and participation in industry initiatives may allow competitors to use our patent rights.

Companies in the computing industry often bilaterally license patents between each other to settle disputes or as part of business agreements between them. Our competitors may have licenses to our patents, and under current case law, some of the licenses may permit these competitors to pass our patent rights on to others under some circumstances. Our participation in industry standards organizations or with other industry initiatives may require us to license our patents to companies that adopt industry-standard specifications. Depending on the rules of the organization, we might have to grant these licenses to our patents for little or no cost, and as a result, we may be unable to enforce certain patents against others, our costs of enforcing our licenses or protecting our patents may increase, and the value of our IP rights may be impaired.

Litigation or regulatory proceedings could harm our business.

We may face legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 27: Contingencies” in Part II, Item 8 of this Form 10-K, we are engaged in a number of litigation and regulatory matters. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from manufacturing or selling products, engaging in business practices, or requiring other remedies, such as compulsory licensing of patents.

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

We make investments in companies around the world to further our strategic objectives and support key business initiatives. These investments include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. Companies range from early-stage companies that are still defining their strategic direction to more mature companies with established revenue streams and business models. The companies in which we invest may fail because they are unable to secure additional funding, obtain favorable terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these companies fail, we could lose all or part of our investment. If we determine that an other-than-temporary decline in the fair value exists for an investment, we write down the investment to its fair value and recognize a loss, impacting gains (losses) on equity investments, net. The majority of our marketable equity security portfolio balance is concentrated in ASML, and declines in the value of our ASML holdings could result in impairment charges, impacting gains (losses) on equity investments, net.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying accounting policies.

The methods, estimates, and judgments that we use in applying accounting policies have a large impact on our results of operations. For more information, see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K. These methods, estimates, and judgments are subject to large risks, uncertainties, and assumptions, and changes could affect our results of operations.

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our effective tax rates, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits;
•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;
•	adjustments to income taxes upon finalization of tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill;
•	changes in available tax credits;
•	changes in tax laws or their interpretation, including changes in the U.S. to the taxation of non-U.S income and expenses;
•	changes in U.S. generally accepted accounting principles; and
•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner, and the agreed-upon terms and financing arrangements could be renegotiated due to changes in business or market conditions. These circumstances could delay the achievement of our strategic objectives or cause us to incur added expense, or we may sell a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

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

The manufacturing and assembly and test of our products require the use of hazardous materials that are subject to a broad array of EHS laws and regulations. Our failure to comply with these laws or regulations could result in:

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

In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulations can increase our costs. The cost of perfluorocompounds (PFCs)—a gas that we use in manufacturing—could increase under some climate-change-focused emissions trading programs that may be imposed through regulation. If the use of PFCs is prohibited, we would need to obtain substitute materials that may cost more or be less available for our manufacturing operations. Air-quality permit requirements for our manufacturing operations could become more burdensome and cause delays in our ability to modify or build additional manufacturing capacity. Under recently adopted greenhouse gas regulations in the U.S., many of our manufacturing facilities have become “major” sources under the Clean Air Act. At a minimum, this change in status results in some uncertainty as the EPA adopts guidance on its greenhouse gas regulations. Due to the dynamic nature of our operations, these regulations will likely result in increased costs for our U.S. operations. These cost increases could be associated with new air pollution control requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions. We also see the potential for higher energy costs driven by climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be sure that our plans will fully protect us from all such disasters or events. Many of our operations are located in semi-arid regions, such as Israel and the southwestern U.S. Some scenarios predict that these regions may become even more vulnerable to prolonged droughts due to climate change.

In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our results of operations.

In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. Our current Chief Executive Officer (CEO) plans to retire in May 2013, and the Board of Directors is working to choose a successor. The succession and transition process may have a direct or indirect effect on business and operations. In connection with the appointment of the new CEO, we will seek to retain our executive management team (some of whom are being considered for the CEO position), and keep employees focused on achieving our strategic goals and objectives. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

A number of factors could lower interest and other, net, harming our results of operations.

Factors that could lower interest and other, net in our consolidated statements of income include changes in fixed-income, equity, and credit markets; foreign currency exchange rates; interest rates; credit standing of financial instrument counterparties; our cash and investment balances; and our indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 29, 2012, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	28.5	16.5	45.0
Leased facilities[2]	2.6	5.2	7.8

Total facilities	31.1	21.7	52.8

[1]	Leases on portions of the land used for these facilities expire on varying dates through 2062.

[2]	Leases expire on varying dates through 2028 and generally include renewals at our option.

Our principal executive offices are located in the U.S. The majority of our wafer fabrication activities are also located in the U.S. In addition to our current facilities, we are building a development fabrication facility in Oregon that is scheduled for R&D start-up in 2013, as well as a leading-edge technology, large-scale fabrication facility in Arizona. We expect construction of the Arizona building to be completed in 2013. We expect that these new facilities will allow us to widen our process technology lead. These new facilities are expected to support incremental opportunities in unit growth and product mix. Outside the U.S., we have wafer fabrication at our facilities in Ireland, China, and Israel. Our assembly and test facilities are located in Malaysia, China, Costa Rica, and Vietnam. In addition, we have sales and marketing offices worldwide that are generally located near major concentrations of customers.

We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 28: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 27: Contingencies” in Part II, Item 8 of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the principal U.S. market in which Intel common stock is traded, including the market price range of Intel common stock and dividend information, can be found in “Financial Information by Quarter (Unaudited)” in Part II, Item 8 of this Form 10-K.

As of February 8, 2013, there were approximately 150,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market purchases or negotiated transactions. As of December 29, 2012, $5.3 billion remained available for repurchase under the existing repurchase authorization limit.

Common stock repurchase activity under our authorized, publicly announced plan in each quarter of 2012 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans
January 1, 2012 – March 31, 2012	56.9	$26.36	$8,598
April 1, 2012 – June 30, 2012	40.6	$27.10	$7,497
July 1, 2012 – September 29, 2012	46.4	$25.10	$6,332
September 30, 2012 – December 29, 2012	47.1	$21.23	$5,332

Total	191.0	$24.95

Common stock repurchase activity under our authorized, publicly announced plan during the fourth quarter of 2012 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans
September 30, 2012 – October 27, 2012	14.5	$21.98	$6,013
October 28, 2012 – November 24, 2012	13.2	$21.33	$5,732
November 25, 2012 – December 29, 2012	19.4	$20.60	$5,332

Total	47.1	$21.23

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals in the preceding table, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. For further discussion, see “Note 23: Common Stock Repurchases” in Part II, Item 8 of this Form 10-K.

Stock Performance Graph

The line graph that follows compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones U.S. Technology Index* and the Standard & Poor’s S&P 500* Index for the five years ended December 29, 2012. The graph and table assume that $100 was invested on December 28, 2007 (the last day of trading for the fiscal year ended December 29, 2007) in each of our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index are based on our fiscal year.

Comparison of Five-Year Cumulative Return for Intel,

the Dow Jones U.S. Technology Index*, and the S&P 500* Index

	2007	2008	2009	2010	2011	2012
Intel Corporation	$100	$54	$81	$85	$104	$89
Dow Jones U.S. Technology Index	$100	$55	$94	$105	$105	$115
S&P 500 Index	$100	$60	$80	$91	$93	$106

ITEM 6.	SELECTED FINANCIAL DATA

(In Millions, Except Per Share Amounts and Percentages)	2012	2011	2010	2009	2008
Net revenue	$53,341	$53,999	$43,623	$35,127	$37,586
Gross margin	$33,151	$33,757	$28,491	$19,561	$20,844
Gross margin percentage	62.1%	62.5%	65.3%	55.7%	55.5%
Research and development (R&D)	$10,148	$8,350	$6,576	$5,653	$5,722
Marketing, general and administrative (MG&A)	$8,057	$7,670	$6,309	$7,931	$5,452
R&D and MG&A as percentage of revenue	34.1%	29.7%	29.5%	38.7%	29.7%
Operating income	$14,638	$17,477	$15,588	$5,711	$8,954
Net income	$11,005	$12,942	$11,464	$4,369	$5,292
Earnings per common share
Basic	$2.20	$2.46	$2.06	$0.79	$0.93
Diluted	$2.13	$2.39	$2.01	$0.77	$0.92
Weighted average diluted common shares outstanding	5,160	5,411	5,696	5,645	5,748
Dividends per common share
Declared	$0.87	$0.7824	$0.63	$0.56	$0.5475
Paid	$0.87	$0.7824	$0.63	$0.56	$0.5475
Net cash provided by operating activities	$18,884	$20,963	$16,692	$11,170	$10,926
Additions to property, plant and equipment	$11,027	$10,764	$5,207	$4,515	$5,197
Repurchase of common stock	$5,110	$14,340	$1,736	$1,762	$7,195
Payment of dividends to stockholders	$4,350	$4,127	$3,503	$3,108	$3,100

(Dollars in Millions)	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008
Property, plant and equipment, net	$27,983	$23,627	$17,899	$17,225	$17,574
Total assets	$84,351	$71,119	$63,186	$53,095	$50,472
Long-term debt	$13,136	$7,084	$2,077	$2,049	$1,185
Stockholders’ equity	$51,203	$45,911	$49,430	$41,704	$39,546
Employees (in thousands)	105.0	100.1	82.5	79.8	83.9

In 2011, we acquired McAfee and the WLS business of Infineon, which operates as IMC. For further information, see “Note 13: Acquisitions” in Part II, Item 8 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing 2012 to 2011 and comparing 2011 to 2010.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
•

Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 29, 2012, including expected payment schedule.

The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of this Form 10-K. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 19, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview

Our results of operations were as follows:

	Three Months Ended			Twelve Months Ended
(Dollars in Millions)	Dec. 29, 2012	Sept. 29, 2012	Change	Dec. 29, 2012	Dec. 31, 2011	Change
Net revenue	$13,477	$13,457	$20	$53,341	$53,999	$(658)
Gross margin	$7,817	$8,515	$(698)	$33,151	$33,757	$(606)
Gross margin percentage	58.0%	63.3%	(5.3)%	62.1%	62.5%	(0.4)%
Operating income	$3,155	$3,841	$(686)	$14,638	$17,477	$(2,839)
Net income	$2,468	$2,972	$(504)	$11,005	$12,942	$(1,937)
Diluted earnings per common share	$0.48	$0.58	$(0.10)	$2.13	$2.39	$(0.26)

Our revenue for 2012 was down 1% from 2011 and lower than we expected at the start of the year. Worldwide gross domestic product growth was less than expected as we entered 2012, and PC Client Group revenue was negatively impacted by the growth of tablets as these devices compete with PCs for consumer sales. Data Center Group revenue grew 6% in 2012 as a richer mix of products and significant growth in the Internet cloud segment was partially offset by weakness in the enterprise market segment. Our gross margin percentage for 2012 was flat compared to 2011 as higher excess capacity charges and higher platform unit costs were offset by lower start-up costs and no impact in 2012 for the Intel® 6 Series Express Chipset design issue.

Our fourth quarter revenue of $13.5 billion was flat from the third quarter of 2012. Historically, our revenue generally has increased in the fourth quarter. However, softness in PC demand and continued decline of inventory in the PC supply chain as OEMs reduce inventory on older-generation products negatively impacted our results for the fourth quarter. The decline in our gross margin percentage in the fourth quarter was driven by excess capacity charges as we responded to lower demand by bringing down inventory levels and redirecting capital resources to our 14nm process technology. Our gross margin was also negatively impacted by higher inventory reserves on production of our next-generation microarchitecture products, code-named Haswell, which we expect to qualify for sale in the first quarter of 2013.

During 2012 we made significant product introductions across all our businesses, including PC client, servers, smartphones and tablets, and extended our manufacturing and process technology leadership. We launched our next-generation server-based products, the Intel Xeon processor E5 family, which provides higher performance and better energy-efficiency than prior-generation products. In 2012 we continued to extend our process technology leadership with the introduction of our 22nm process technology products that utilize three-dimensional Tri-Gate transistor technology. These products also improve performance and energy efficiency compared to prior generation products and helped us accelerate our Ultrabook strategy. In 2012 we entered the smartphone market segment with six mobile phone providers launching the first Intel architecture-based smartphones. We are also expanding in the tablet market segment with designs based on Android* and Windows* operating systems currently shipping.

In a challenging environment our business continues to produce significant cash from operations, generating $18.9 billion in 2012. We returned $4.4 billion to stockholders through dividends and repurchased $4.8 billion of common stock through our common stock repurchase program. In addition, we purchased $11.0 billion in capital assets as we continue to make significant investments to extend our manufacturing leadership. During the third quarter of 2012, we also entered into a series of agreements with ASML intended to accelerate the development of 450-millimeter (mm) wafer technology and extreme ultra-violet (EUV) lithography. The agreements included Intel’s purchase of ASML equity securities totaling $3.2 billion. We also took advantage of the low interest rate environment in 2012 and issued $6.2 billion of senior notes. From a financial condition perspective, we ended the year with an investment portfolio of $18.2 billion, which consisted of cash and cash equivalents, short-term investments, and trading assets. In January 2013, the Board of Directors declared a cash dividend of $0.225 per common share for the first quarter of 2013.

As we look into 2013, we expect revenue to grow in the low single digits with particular strength in our server market segment. We believe the renewed innovation in the PC industry that we fostered with Ultrabook systems and expanded to other thin and light form factors, will blur the lines between tablets and notebooks and provide growth opportunities in 2013. We also expect to launch new SoCs for smartphones and tablets, based on our 22nm process technology. In 2013, we expect an increase in capital expenditures primarily driven by beginning construction of a 450mm development facility as we progress toward manufacturing with 450mm wafer technology later in the decade.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Business Outlook for the first quarter and full-year 2013 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference into this Form 10-K. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in Business Outlook or in this Form 10-K. The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in Business Outlook and forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

The forward-looking statements in Business Outlook will be effective through the close of business on March 15, 2013 unless updated earlier. From the close of business on March 15, 2013 until our quarterly earnings release is published, currently scheduled for April 16, 2013, we will observe a “quiet period.” During the quiet period, Business Outlook and other forward-looking statements first published in our Form 8-K filed on January 17, 2013, and other forward-looking statements disclosed in the company’s news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

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

In the following section, we discuss these policies further, as well as the estimates and judgments involved.

Non-Marketable Equity Investments

We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.2 billion as of December 29, 2012 ($2.8 billion as of December 31, 2011).

Our non-marketable equity investments are recorded using the cost method or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified within other long-term assets on the consolidated balance sheets.

Non-marketable equity investments are inherently risky, and their success depends on product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The companies could fail or not be able to raise additional funds when needed, or they may receive lower valuations with less favorable investment terms than previous financings. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We determine the fair value of our non-marketable equity investments portfolio quarterly for disclosure purposes; however, the investments are recorded at fair value only if an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of relevant factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of revenue, expenses, capital spending, and other costs are developed using available market, historical, and forecast data. The valuation of our non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structures, the terms of the investees’ issued interests, and the lack of marketability of the investments.

For non-marketable equity investments, the measurement of fair value requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances that impact the fair value of the investment, such as:

•	the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory and economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation.

If the fair value of an investment is below our carrying value, we determine whether the investment is other-than-temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other-than-temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $104 million in 2012. Over the past 12 quarters, including the fourth quarter of 2012, impairments of non- marketable equity investments ranged from $8 million to $59 million per quarter.

Long-Lived Assets

Property, Plant and Equipment

We assess property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that we will continue to use in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. We measure the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. Property, plant and equipment is considered a non-financial asset and is recorded at fair value only if an impairment charge is recognized.

Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the fourth quarter of 2012, impairments and accelerated depreciation of property, plant and equipment ranged from zero to $36 million per quarter.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is allocated to our reporting units based on relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in “Note 28: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

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

For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. If we determine during this second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses a weighting of the income method and the market method to estimate the reporting unit’s fair value. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed market segment growth rates and our assumed market segment share; estimated costs; and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources. These estimates are developed as part of our routine long-range planning process. The same estimates are also used in planning for our long-term manufacturing and assembly and test capacity needs as part of our capital budgeting process, and for long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method is based on financial multiples of comparable companies and applies a control premium. The reporting unit’s carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt.

For the annual impairment assessment in 2012, we determined that for each of our reporting units with significant amounts of goodwill, it was more likely than not that the fair value of the reporting units exceeded the carrying value. As a result, we concluded that performing the first step of the goodwill impairment test was not necessary for those reporting units. During the fourth quarter of each of the prior three fiscal years, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.

Identified Intangibles

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. We perform an annual impairment assessment in the fourth quarter of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. Based on our impairment reviews of our intangible assets, we recognized impairment charges of $21 million in 2012, $10 million in 2011, and no impairment charges in 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated balance sheets. However, should a change occur in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. Recovery of a portion of our deferred tax assets is impacted by management’s plans with respect to holding or disposing of certain investments; therefore, changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 29, 2012, we had total work-in-process inventory of $2.2 billion and total finished goods inventory of $2.0 billion. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of our customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

To determine which costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical loadings compared to total available capacity. If the factory loadings are below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory; therefore, it would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. In the fourth quarter of 2012, excess capacity charges were $480 million. In the previous 11 quarters, excess capacity charges were less than $50 million in each quarter.

Loss Contingencies

We are subject to various legal and administrative proceedings and asserted and potential claims as well as accruals related to repair or replacement of parts in connection with product errata, and product warranties and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a material loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. With respect to estimating the losses associated with repairing and replacing parts in connection with product errata, we make judgments with respect to customer return rates, costs to repair or replace parts, and where the product is in our customer’s manufacturing process. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.

Accounting Changes

For a description of accounting changes, see “Note 3: Accounting Changes.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2012		2011		2010
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$53,341	100.0%	$53,999	100.0%	$43,623	100.0%
Cost of sales	20,190	37.9%	20,242	37.5%	15,132	34.7%

Gross margin	33,151	62.1%	33,757	62.5%	28,491	65.3%

Research and development	10,148	19.0%	8,350	15.4%	6,576	15.1%
Marketing, general and administrative	8,057	15.1%	7,670	14.2%	6,309	14.5%
Amortization of acquisition-related intangibles	308	0.6%	260	0.5%	18	—%

Operating income	14,638	27.4%	17,477	32.4%	15,588	35.7%
Gains (losses) on equity investments, net	141	0.3%	112	0.2%	348	0.8%
Interest and other, net	94	0.2%	192	0.3%	109	0.3%

Income before taxes	14,873	27.9%	17,781	32.9%	16,045	36.8%
Provision for taxes	3,868	7.3%	4,839	8.9%	4,581	10.5%

Net income	$11,005	20.6%	$12,942	24.0%	$11,464	26.3%

Diluted earnings per common share	$2.13		$2.39		$2.01

Our net revenue for 2012, which included 52 weeks, decreased by $658 million, or 1%, compared to 2011, which included 53 weeks. PC Client Group and Data Center Group platform volume decreased 1% while average selling prices were unchanged. Additionally, lower IMC average selling prices and lower netbook platform volume contributed to the decrease. These decreases were partially offset by our McAfee operating segment, which we acquired in the first quarter of 2011. McAfee contributed $469 million of additional revenue in 2012 compared to 2011.

Our overall gross margin dollars for 2012 decreased by $606 million, or 2%, compared to 2011. The decrease was due in large part to approximately $490 million of excess capacity charges, as well as lower PC Client Group and Data Center Group platform revenue. To a lesser extent, higher PC Client Group and Data Center Group platform unit costs as well as lower netbook and IMC revenue contributed to the decrease. The decrease was partially offset by approximately $645 million of lower start-up costs as we transition from our 22nm process technology to R&D of our next-generation 14nm process technology, as well as $422 million of charges recorded in 2011 to repair and replace materials and systems impacted by a design issue related to our Intel 6 Series Express Chipset family. The decrease was also partially offset by the two additional months of results from our acquisition of McAfee, which occurred on February 28, 2011, contributing approximately $334 million of additional gross margin dollars in 2012 compared to 2011. The amortization of acquisition-related intangibles resulted in a $557 million reduction to our overall gross margin dollars in 2012, compared to $482 million in 2011, primarily due to acquisitions completed in the first quarter of 2011.

Our overall gross margin percentage in 2012 was flat from 2011 as higher excess capacity charges and higher PC Client Group and Data Center Group platform unit costs in 2012 were offset by lower start-up costs and no impact in 2012 for the Intel 6 Series Express Chipset design issue. We derived a substantial majority of our overall gross margin dollars in 2012 and 2011 from the sale of platforms in the PC Client Group and Data Center Group operating segments.

Our net revenue for 2011, which included 53 weeks, increased $10.4 billion, or 24%, compared to 2010, which included 52 weeks. PC Client Group and Data Center Group platform revenue increased $6.3 billion on 8% higher average selling prices and 7% higher unit sales. Additionally, $3.6 billion of the increase in revenue was due to acquisitions completed in the first quarter of 2011 (primarily IMC and McAfee).

Our overall gross margin dollars for 2011 increased $5.3 billion, or 18%, compared to 2010, primarily reflecting higher revenue from our existing business and our acquisitions as discussed previously. The increase was partially offset by approximately $1.0 billion of higher start-up costs compared to 2010. The amortization of acquisition-related intangibles resulted in a $482 million reduction to our overall gross margin dollars in 2011, compared to $65 million in 2010, primarily due to the acquisitions in the first quarter of 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our overall gross margin percentage decreased to 62.5% in 2011 from 65.3% in 2010. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the PC Client Group and, to a lesser extent, the gross margin percentage decrease in the other Intel architecture operating segments. We derived a substantial majority of our overall gross margin dollars in 2011 and most of our gross margin dollars in 2010 from the sale of platforms in the PC Client Group and Data Center Group operating segments.

PC Client Group

The revenue and operating income for the PC Client Group for the three years ended December 29, 2012 were as follows:

(In Millions)	2012	2011	2010
Net revenue	$34,274	$35,406	$30,327
Operating income	$13,053	$14,793	$12,971

Net revenue for the PCCG operating segment decreased by $1.1 billion, or 3%, in 2012 compared to 2011. PCCG revenue was negatively impacted by the growth of tablets as these devices compete with PCs for consumer sales. Platform average selling prices and unit sales decreased 2% and 1%, respectively. The decrease was driven by 6% lower notebook platform average selling prices and 5% lower desktop platform volume. These decreases were partially offset by a 4% increase in desktop platform average selling prices and a 2% increase in notebook platform volume.

Operating income decreased by $1.7 billion, or 12%, in 2012 compared to 2011 driven by $649 million of lower gross margin and $1.1 billion of higher operating expenses. The decrease in gross margin was primarily due to lower platform revenue. Additionally, approximately $455 million of higher excess capacity charges and higher platform unit costs contributed to the decrease. These decreases were partially offset by approximately $785 million of lower start-up costs as we transition from manufacturing start-up costs related to our 22nm process technology to R&D of our next-generation 14nm process technology. Additionally, the first half of 2011 included $422 million of charges recorded to repair and replace materials and systems impacted by a design issue related to our Intel 6 Series Express Chipset family.

Net revenue for the PCCG operating segment increased by $5.1 billion, or 17%, in 2011 compared to 2010. Platform average selling prices and unit sales increased 8% and 7%, respectively. The increase in revenue was due to notebook platform unit sales and notebook platform average selling prices, which both increased 9%. To a lesser extent, an increase in desktop platform average selling prices of 6% and an increase in desktop platform unit sales of 4% also contributed to the increase. In addition to the extra work week in 2011, our client business benefited from rising incomes that increased the affordability of PCs in emerging markets. We also saw an increase in revenue as demand increased in the enterprise and emerging markets for higher performance and more energy-efficient computing.

Operating income increased by $1.8 billion in 2011 compared to 2010 as the gross margin increase of $2.4 billion was partially offset by $584 million of higher operating expenses. The increase in gross margin was primarily due to higher platform revenue partially offset by approximately $960 million of higher start-up costs as we transitioned into production using our 22nm process technology. Higher platform unit costs and inventory write-offs as compared to 2010 also contributed to the offset.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group

The revenue and operating income for the Data Center Group for the three years ended December 29, 2012 were as follows:

(In Millions)	2012	2011	2010
Net revenue	$10,741	$10,129	$8,693
Operating income	$5,073	$5,100	$4,388

Net revenue for the DCG operating segment increased by $612 million, or 6%, in 2012 compared to 2011. The increase in revenue was due to 6% higher platform average selling prices, slightly offset by 1% lower platform volume. Our platform average selling prices benefited from a richer mix of products sold. In 2012, our server business continued to benefit from significant growth in the Internet cloud segment offset by weakness in the enterprise server market segment.

Operating income decreased by $27 million in 2012 compared to 2011 as $360 million of higher gross margin was more than offset by $387 million of higher operating expenses. The increase in gross margin was primarily due to higher platform revenue.

Net revenue for the DCG operating segment increased by $1.4 billion, or 17%, in 2011 compared to 2010. The increase in revenue was due to a 12% increase in platform unit sales. Our server business benefited from growth in the number of devices that compute and connect to the Internet, driving the build-out of the cloud infrastructure. Additionally, platform average selling prices increased 3% due to an increased demand for higher-performance computing.

Operating income increased by $712 million in 2011 compared to 2010 as the gross margin increase of $1.2 billion was partially offset by $487 million of higher operating expenses. The increase in gross margin was primarily due to higher platform revenue.

Other Intel Architecture Operating Segments

The revenue and operating income (loss) for the other Intel architecture operating segments, including the Intelligent Systems Group, Intel Mobile Communications, the Netbook Group, the Tablet Group, the Phone Group, and the Service Provider Group for the three years ended December 29, 2012 were as follows:

(In Millions)	2012	2011	2010
Net revenue	$4,378	$5,005	$3,055
Operating income (loss)	$(1,377)	$(577)	$270

Net revenue for the Other IA operating segments decreased by $627 million, or 13%, in 2012 compared to 2011. The decrease was primarily due to lower IMC average selling prices and lower netbook platform volume. To a lesser extent, lower netbook platform average selling prices contributed to the decrease. These decreases were partially offset by higher ISG platform average selling prices.

Operating results for the Other IA operating segments decreased by $800 million from an operating loss of $577 million in 2011 to an operating loss of $1.4 billion in 2012. The decline in operating results was primarily due to lower netbook revenue and higher operating expenses in the Other IA operating segments. Additionally, lower IMC revenue was largely offset by lower IMC unit cost.

Net revenue for the Other IA operating segments increased by $2.0 billion, or 64%, in 2011 compared to 2010. The increase was primarily due to IMC revenue, an operating segment formed from the acquisition of the WLS business of Infineon in the first quarter of 2011. To a lesser extent, higher ISG platform unit sales also contributed to the increase. These increases were partially offset by lower netbook platform unit sales.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments

The revenue and operating income (loss) for the SSG operating segments, including McAfee, the Wind River Software Group, and the Software and Services Group, for the three years ended December 29, 2012 were as follows:

(In Millions)	2012	2011	2010
Net revenue	$2,381	$1,870	$264
Operating income (loss)	$(11)	$(32)	$(175)

Net revenue for the SSG operating segments increased by $511 million in 2012 compared to 2011. The increase was primarily due to two months of incremental revenue from McAfee of $469 million. McAfee was acquired on February 28, 2011.

The operating loss for the SSG operating segments decreased by $21 million in 2012 compared to 2011. The decrease in operating loss was primarily due to higher McAfee revenue, partially offset by higher McAfee operating expenses.

Net revenue for the SSG operating segments increased by $1.6 billion in 2011 compared to 2010. The increase was due to revenue from McAfee, which was acquired on February 28, 2011. Due to the revaluation of McAfee’s historic deferred revenue to fair value at the time of acquisition, we excluded $204 million of revenue that would have been reported in 2011 if McAfee’s deferred revenue had not been written down due to the acquisition.

The operating loss for the SSG operating segments decreased by $143 million in 2011 compared to 2010. The decrease was due to higher revenue, partially offset by higher operating expenses across each of the SSG operating segments. Due to the revaluation of McAfee’s historic deferred revenue to fair value at the time of acquisition, we excluded revenue and associated costs that would have increased operating results by $190 million in 2011.

Operating Expenses

Operating expenses for the three years ended December 29, 2012 were as follows:

(Dollars In Millions)	2012	2011	2010
Research and development	$10,148	$8,350	$6,576
Marketing, general and administrative	$8,057	$7,670	$6,309
R&D and MG&A as percentage of net revenue	34%	30%	30%
Amortization of acquisition-related intangibles	$308	$260	$18

Research and Development.  R&D spending increased by $1.8 billion, or 22%, in 2012 compared to 2011, and increased by $1.8 billion, or 27%, in 2011 compared to 2010. The increase in 2012 compared to 2011 was driven by increased investments in our products for smartphones, tablets, Ultrabook systems, and data centers. Additionally, R&D spending increased due to higher process development costs for our next-generation 14nm process technology, higher compensation expenses mainly due to annual salary increases, the full first quarter expenses of IMC and McAfee in 2012 (both acquired in the first quarter of 2011), and higher costs related to the development of 450mm wafer technology. The increase in 2011 compared to 2010 was primarily due to the expenses of McAfee and IMC, and to higher compensation expenses based on an increase in the number of employees. In addition, lower overall process development costs due to the transition to manufacturing start-up costs related to our 22nm process technology were mostly offset by higher process development costs due to R&D of our next-generation 14nm process technology.

Marketing, General and Administrative.  Marketing, general and administrative expenses increased by $387 million, or 5%, in 2012 compared to 2011, and increased by $1.4 billion, or 22%, in 2011 compared to 2010. The increase in 2012 compared to 2011 was primarily due to the full first quarter expenses of McAfee in 2012 and higher compensation expenses mainly due to annual salary increases as well as an increase in the number of employees. The increase in 2011 compared to 2010 was primarily due to the expenses of McAfee and IMC, higher compensation expenses based on an increase in the number of employees, and higher advertising expenses (including cooperative advertising expenses).

Amortization of Acquisition-Related Intangibles.  The increase in 2012 compared to 2011 of $48 million was primarily due to the full year of amortization of intangibles in 2012 related to the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011. The increase in 2011 compared to 2010 of $242 million was primarily due to the amortization of intangibles related to the acquisitions of McAfee and the WLS business of Infineon in 2011. For further information, see “Note 13: Acquisitions” and “Note 16: Identified Intangible Assets” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

Share-based compensation totaled $1.1 billion in 2012 ($1.1 billion in 2011 and $917 million in 2010). Share-based compensation was included in cost of sales and operating expenses.

As of December 29, 2012, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

(Dollars in Millions)	Unrecognized Share-Based Compensation Costs	Weighted Average Period
Stock options	$96	1.0 years
Restricted stock units	$1,523	1.3 years

As of December 29, 2012, there was $13 million in unrecognized share-based compensation costs related to the rights to acquire common stock under our stock purchase plan. We expect to recognize those costs over a period of approximately one and a half months.

Gains (Losses) on Equity Investments and Interest and Other

Gains (losses) on equity investments, net and interest and other, net for the three years ended December 29, 2012 were as follows:

(In Millions)	2012	2011	2010
Gains (losses) on equity investments, net	$141	$112	$348
Interest and other, net	$94	$192	$109

Net gains on equity investments were higher in 2012 compared to 2011 due to lower equity method losses and higher gains on third-party merger transactions, partially offset by lower gains on sales of equity investments. We recognized lower net gains on equity investments in 2011 compared to 2010 due to lower gains on sales of equity investments, higher equity method losses, and lower gains on third-party merger transactions.

Net gains on equity investments for 2011 included a gain of $150 million on the sale of shares in VMware, Inc. During 2010, we recognized a gain of $181 million on the initial public offering of SMART Technologies, Inc. and the subsequent partial sale of our shares in the secondary offering. We also recognized a gain of $91 million on the sale of our ownership interest in Numonyx B.V., and a gain of $67 million on the sale of shares in Micron Technology, Inc. in 2010. Our share of equity method investee losses recognized in 2011 and 2010 was primarily related to Clearwire Communications, LLC (Clearwire LLC) ($145 million and $116 million, respectively). Our share of equity method investee losses recognized in 2011 reduced our carrying value in Clearwire LLC to zero. We do not expect to recognize additional equity method losses for Clearwire LLC in the future.

Interest and other, net decreased in 2012 compared to 2011, primarily due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC (Care Innovations) joint venture during the first quarter of 2011 and higher interest expense in 2012. This decrease was partially offset by proceeds received from an insurance claim in the second quarter of 2012 related to the floods in Thailand.

Interest and other, net increased in 2011 compared to 2010. The $164 million gain recognized upon formation of Care Innovations during 2011 was partially offset by the recognition of $41 million of interest expense in 2011 compared to zero in 2010 and lower interest income in 2011 compared to 2010 as a result of lower average investment balances. We recognized interest expense during 2011 as the amount of interest incurred began to exceed the amount we were able to capitalize upon the issuance of $5.0 billion aggregate principal of senior unsecured notes in the third quarter of 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	2012	2011	2010
Income before taxes	$14,873	$17,781	$16,045
Provision for taxes	$3,868	$4,839	$4,581
Effective tax rate	26.0%	27.2%	28.6%

We generated a higher percentage of our profits from lower tax jurisdictions in 2012 compared to 2011, positively impacting our effective tax rate for 2012. This impact was partially offset by a U.S. research and development tax credit that was not reinstated in 2012.

The U.S. research and development tax credit was reenacted in January 2013 retroactive to the beginning of 2012. The full year 2012 impact of the U.S. federal research and development tax credit will be recognized in the first quarter 2013 financial statements and is expected to have a significant positive impact on the first quarter of 2013 effective tax rate.

We generated a higher percentage of our profits from lower tax jurisdictions in 2011 compared to 2010, positively impacting our effective tax rate for 2011.

Liquidity and Capital Resources

(Dollars in Millions)	Dec. 29, 2012	Dec. 31, 2011
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$18,162	$14,837
Loans receivable and other long-term investments	$1,472	$1,769
Short-term and long-term debt	$13,448	$7,331
Debt as percentage of stockholders’ equity	26.3%	16.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sources and Uses of Cash

(In Millions)

In summary, our cash flows were as follows:

(In Millions)	2012	2011	2010
Net cash provided by operating activities	$18,884	$20,963	$16,692
Net cash used for investing activities	(14,060)	(10,301)	(10,539)
Net cash used for financing activities	(1,408)	(11,100)	(4,642)
Effect of exchange rate fluctuations on cash and cash equivalents	(3)	5	—

Net increase (decrease) in cash and cash equivalents	$3,413	$(433)	$1,511

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

For 2012 compared to 2011, the $2.1 billion decrease in cash provided by operating activities was due to lower net income and changes in our working capital, partially offset by adjustments for non-cash items. The adjustments for non-cash items were higher due primarily to higher depreciation in 2012 compared to 2011, partially offset by increases in non-acquisition-related deferred tax liabilities as of December 31, 2011 compared to December 25, 2010.

Changes in assets and liabilities as of December 29, 2012 compared to December 31, 2011 included higher inventories on the ramp of 3rd generation Intel® Core™ processor family products, partially offset by a significant reduction in older-generation products.

For 2012, our three largest customers accounted for 43% of our net revenue (43% in 2011 and 46% in 2010), with Hewlett-Packard Company accounting for 18% of our net revenue (19% in 2011 and 21% in 2010), Dell accounting for 14% of our net revenue (15% in 2011 and 17% in 2010), and Lenovo accounting for 11% of our net revenue (9% in 2011 and 8% in 2010). These three customers accounted for 33% of our accounts receivable as of December 29, 2012 (36% as of December 31, 2011).

For 2011 compared to 2010, the $4.3 billion increase in cash provided by operating activities was due to adjustments for non-cash items and higher net income. The adjustments for non-cash items were higher for 2011 compared to 2010, primarily due to higher depreciation and amortization of intangibles, as well as increases in non-acquisition-related deferred tax liabilities as of December 31, 2011 compared to December 25, 2010. Income taxes paid, net of refunds, in 2011 compared to 2010 were $1.3 billion lower, largely due to the tax benefit of depreciating 100% of assets placed in service in the U.S. in 2011.

Investing Activities

Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as cash used for acquisitions.

The increase in cash used for investing activities in 2012 compared to 2011 was primarily due to net purchases of available-for-sale investments and trading assets in 2012, as compared to net maturities and sales of available-for-sale investments and trading assets in 2011, partially offset by a decrease in cash paid for acquisitions. Net purchases of available-for-sale investments in 2012 included our purchase of $3.2 billion of equity securities in ASML during the third quarter of 2012. Our capital expenditures were $11.0 billion in 2012 ($10.8 billion in 2011 and $5.2 billion in 2010).

Cash used for investing activities decreased slightly in 2011 compared to 2010. A decrease due to net maturities and sales of available-for-sale investments in 2011 as compared to net purchases of available-for-sale investments in 2010 was offset by higher cash paid for acquisitions, of which the substantial majority was for our acquisition of McAfee in the first quarter of 2011, and an increase in capital expenditures. The significant increase in capital expenditures in 2011 compared to 2010 was due to the expansion of our network of fabrication facilities to include an additional large-scale fabrication facility, as well as bringing our 22nm process technology manufacturing capacity online.

Financing Activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of shares through employee equity incentive plans.

The decrease in cash used for financing activities in 2012, compared to 2011, was primarily due to fewer repurchases of common stock under our authorized common stock repurchase program and, to a lesser extent, the issuance of a higher amount of long-term debt in 2012 compared to 2011. We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in the open market or negotiated transactions. During 2012, we repurchased $4.8 billion of common stock under our authorized common stock repurchase program compared to $14.1 billion in 2011. As of December 29, 2012, $5.3 billion remained available for repurchase under the existing repurchase authorization limit. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of shares through employee equity incentive plans totaled $2.1 billion in 2012 compared to $2.0 billion in 2011. Our total dividend payments were $4.4 billion in 2012 compared to $4.1 billion in 2011 as a result of an increase in quarterly cash dividends per common share. We have paid a cash dividend in each of the past 81 quarters. In January 2013, our Board of Directors declared a cash dividend of $0.225 per common share for the first quarter of 2013. The dividend is payable on March 1, 2013 to stockholders of record on February 7, 2013.

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

Liquidity

Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of December 29, 2012, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $18.2 billion ($14.8 billion as of December 31, 2011). In addition to the $18.2 billion, we have $1.5 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Substantially all of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2012 were $500 million, although no commercial paper remained outstanding as of December 29, 2012. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 29, 2012. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. In the fourth quarter of 2012, we utilized this shelf registration statement and issued $6.2 billion aggregate principal amount of senior unsecured notes. These notes were issued for general corporate purposes and to repurchase shares of our common stock pursuant to our authorized common stock repurchase program. For further information on the terms of the notes, see “Note 19: Borrowings” in Part II, Item 8 of this Form 10-K.

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

Marketable Debt Instruments

As of December 29, 2012, our assets measured and recorded at fair value on a recurring basis included $15.3 billion of marketable debt instruments. Of these instruments, $5.2 billion was classified as Level 1, $10.0 billion as Level 2, and $126 million as Level 3.

Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.

Of the $10.0 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 60% was classified as Level 2 due to the use of a discounted cash flow model, and approximately 40% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.

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

Loans Receivable and Reverse Repurchase Agreements

As of December 29, 2012, our assets measured and recorded at fair value on a recurring basis included $780 million of loans receivable and $2.8 billion of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Equity Securities

As of December 29, 2012, our assets measured and recorded at fair value on a recurring basis included $4.4 billion of marketable equity securities. All of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 29, 2012:

	Payments Due by Period
(In Millions)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$909	$206	$315	$178	$210
Capital purchase obligations[1]	4,618	4,554	64	—	—
Other purchase obligations and commitments[2]	1,958	1,140	581	228	9
Long-term debt obligations[3]	22,852	480	860	5,330	16,182
Other long-term liabilities[4,5]	1,714	627	652	330	105

Total[6]	$32,051	$7,007	$2,472	$6,066	$16,506

[1]

Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheets as of December 29, 2012, as we had not yet received the related goods or taken title to the property.

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

[4]

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $177 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable, recorded on our consolidated balance sheets, included these uncertain tax positions, reduced by the associated federal deduction for state taxes and U.S. tax credits arising from non-U.S. income taxes.

[5]

Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities. Expected required contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $63 million to be made during 2013 are also included; however, funding projections beyond 2013 are not practicable to estimate.

[6]

Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities except for the short-term portions of long-term debt obligations and other long-term liabilities.

Contractual obligations for purchases of goods or services, included in other purchase obligations and commitments in the preceding table, include agreements that are enforceable and legally binding on Intel and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the preceding table. These obligations include milestone-based co-marketing agreements, contingent funding/payment obligations, and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. During 2012, we entered into a series of agreements with ASML intended to accelerate the development of 450mm wafer technology and EUV lithography. Intel agreed to provide R&D funding totaling €829 million (approximately $1.1 billion as of December 29, 2012) over five years and committed to advance purchase orders for a specified number of tools from ASML. Our obligation is contingent upon ASML achieving certain milestones. As a result, we have not included this obligation in the preceding table.

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

Contractual obligations with regard to our investment in IMFT are not included in the preceding table. We are currently committed to purchasing 49% of IMFT’s production output and production-related services. We also have several agreements with Micron related to the supply of NAND flash memory products, IP, and R&D funding related to non-volatile memory manufacturing. The obligation to purchase our proportion of IMFT’s inventory was approximately $28 million as of December 29, 2012. For further information, see “Note 10: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

The expected timing of payments of the obligations in the table above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 29, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are directly and indirectly affected by changes in non-U.S. currency exchange rates, interest rates, and equity prices. All of the potential changes that follow are based on sensitivity analyses performed on our financial positions as of December 29, 2012 and December 31, 2011. Actual results may differ materially.

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

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the euro, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts in these hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. For further information, see “Risk Factors” in Part I, Item 1A of this Form 10-K. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account balance sheet hedges only and offsetting recorded monetary asset and liability positions, would have resulted in an adverse impact on income before taxes of less than $80 million as of December 29, 2012 (less than $40 million as of December 31, 2011).

Interest Rates

We generally hedge interest rate risks of fixed-rate debt instruments with interest rate swaps. Gains and losses on these investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in an insignificant net exposure to interest rate loss.

We are exposed to interest rate risk related to our investment portfolio and indebtedness. Our indebtedness includes our debt issuances and the liability associated with a long-term patent cross-license agreement with NVIDIA. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields, which generally track the U.S.-dollar three-month LIBOR. A hypothetical decrease in interest rates of 1.0% would have resulted in an increase in the fair value of our indebtedness of approximately $1.5 billion as of December 29, 2012 (an increase of approximately $900 million as of December 31, 2011). The significant increase from December 31, 2011 was primarily driven by the inclusion of $6.2 billion of senior unsecured notes issued in the fourth quarter of 2012. A hypothetical decrease in benchmark interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of approximately $10 million as of December 29, 2012 (an increase of approximately $20 million as of December 31, 2011). The fluctuations in fair value of our investment portfolio and indebtedness reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see “Note 4: Fair Value” in Part II, Item 8 of this Form 10-K.

Equity Prices

Our investments include marketable equity securities and equity derivative instruments such as warrants and options. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities. However, for our investments in strategic equity derivative instruments, we may enter into transactions to reduce or eliminate the equity market risks. Additionally, for our securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal, and whether it is possible and appropriate to hedge the equity market risk.

We hold derivative instruments that seek to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. The gains and losses from changes in fair value of these derivatives are designed to offset the losses and gains on the related liabilities, resulting in an insignificant net exposure to loss.

As of December 29, 2012, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $4.4 billion ($585 million as of December 31, 2011). Our marketable equity investment in ASML was carried at a total fair market value of $4.0 billion, or 90% of our marketable equity portfolio, as of December 29, 2012. Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 35% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.6 billion, based on the value as of December 29, 2012 (a decrease in value of approximately $265 million, based on the value as of December 31, 2011 using an assumed loss of 45%).

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.2 billion as of December 29, 2012 ($1.1 billion as of December 31, 2011). As of December 29, 2012, the carrying amount of our non-marketable equity method investments was $1.0 billion ($1.6 billion as of December 31, 2011). The majority of the total non-marketable equity method investments balance as of December 29, 2012 was concentrated in our IMFT investment of $642 million ($1.3 billion in IMFT and IM Flash Singapore, LLP as of December 31, 2011).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 29, 2012 (In Millions, Except Per Share Amounts)	2012	2011	2010
Net revenue	$53,341	$53,999	$43,623
Cost of sales	20,190	20,242	15,132

Gross margin	33,151	33,757	28,491

Research and development	10,148	8,350	6,576
Marketing, general and administrative	8,057	7,670	6,309
Amortization of acquisition-related intangibles	308	260	18

Operating expenses	18,513	16,280	12,903

Operating income	14,638	17,477	15,588
Gains (losses) on equity investments, net	141	112	348
Interest and other, net	94	192	109

Income before taxes	14,873	17,781	16,045
Provision for taxes	3,868	4,839	4,581

Net income	$11,005	$12,942	$11,464

Basic earnings per common share	$2.20	$2.46	$2.06

Diluted earnings per common share	$2.13	$2.39	$2.01

Weighted average common shares outstanding:
Basic	4,996	5,256	5,555

Diluted	5,160	5,411	5,696

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Years Ended December 29, 2012 (In Millions)	2012	2011	2010
Net income	$11,005	$12,942	$11,464

Other comprehensive income, net of tax:
Change in net unrealized holding gain (loss) on available-for-sale investments	470	(170)	140
Change in net deferred tax asset valuation allowance	(11)	(99)	57
Change in net unrealized holding gain (loss) on derivatives	85	(119)	(13)
Change in net prior service costs	—	4	(39)
Change in net actuarial losses	(172)	(588)	(205)
Change in net foreign currency translation adjustment	10	(142)	—

Other comprehensive income (loss)	382	(1,114)	(60)

Total comprehensive income	$11,387	$11,828	$11,404

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 29, 2012 and December 31, 2011 (In Millions, Except Par Value)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$8,478	$5,065
Short-term investments	3,999	5,181
Trading assets	5,685	4,591
Accounts receivable, net of allowance for doubtful accounts of $38 ($36 in 2011)	3,833	3,650
Inventories	4,734	4,096
Deferred tax assets	2,117	1,700
Other current assets	2,512	1,589

Total current assets	31,358	25,872

Property, plant and equipment, net	27,983	23,627
Marketable equity securities	4,424	562
Other long-term investments	493	889
Goodwill	9,710	9,254
Identified intangible assets, net	6,235	6,267
Other long-term assets	4,148	4,648

Total assets	$84,351	$71,119

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$312	$247
Accounts payable	3,023	2,956
Accrued compensation and benefits	2,972	2,948
Accrued advertising	1,015	1,134
Deferred income	1,932	1,929
Other accrued liabilities	3,644	2,814

Total current liabilities	12,898	12,028

Long-term debt	13,136	7,084
Long-term deferred tax liabilities	3,412	2,617
Other long-term liabilities	3,702	3,479
Commitments and contingencies (Notes 21 and 27)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 4,944 issued and outstanding (5,000 issued and outstanding in 2011) and capital in excess of par value	19,464	17,036
Accumulated other comprehensive income (loss)	(399)	(781)
Retained earnings	32,138	29,656

Total stockholders’ equity	51,203	45,911

Total liabilities and stockholders’ equity	$84,351	$71,119

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 29, 2012 (In Millions)	2012	2011	2010
Cash and cash equivalents, beginning of year	$5,065	$5,498	$3,987

Cash flows provided by (used for) operating activities:
Net income	11,005	12,942	11,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,357	5,141	4,398
Share-based compensation	1,102	1,053	917
Excess tax benefit from share-based payment arrangements	(142)	(37)	(65)
Amortization of intangibles	1,165	923	240
(Gains) losses on equity investments, net	(141)	(112)	(348)
(Gains) losses on divestitures	—	(164)	—
Deferred taxes	(242)	790	(46)
Changes in assets and liabilities:
Accounts receivable	(176)	(678)	(584)
Inventories	(626)	(243)	(806)
Accounts payable	67	596	407
Accrued compensation and benefits	192	(95)	161
Income taxes payable and receivable	229	660	53
Other assets and liabilities	94	187	901

Total adjustments	7,879	8,021	5,228

Net cash provided by operating activities	18,884	20,963	16,692

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(11,027)	(10,764)	(5,207)
Acquisitions, net of cash acquired	(638)	(8,721)	(218)
Purchases of available-for-sale investments	(8,694)	(11,230)	(17,675)
Sales of available-for-sale investments	2,282	9,076	506
Maturities of available-for-sale investments	5,369	11,029	12,627
Purchases of trading assets	(16,892)	(11,314)	(8,944)
Maturities and sales of trading assets	15,786	11,771	8,846
Collection of loans receivable	149	134	—
Origination of loans receivable	(216)	(206)	(498)
Investments in non-marketable equity investments	(475)	(693)	(393)
Proceeds from the sale of IM Flash Singapore, LLP (IMFS) assets and certain IM Flash Technologies, LLC (IMFT) assets	605	—	—
Return of equity method investments	137	263	199
Purchases of licensed technology and patents	(815)	(66)	(14)
Proceeds from divestitures	—	50	—
Other investing	369	370	232

Net cash used for investing activities	(14,060)	(10,301)	(10,539)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	65	209	23
Proceeds from government grants	63	124	79
Excess tax benefit from share-based payment arrangements	142	37	65
Issuance of long-term debt, net of issuance costs	6,124	4,962	—
Repayment of debt	(125)	—	(157)
Proceeds from sales of shares through employee equity incentive plans	2,111	2,045	587
Repurchase of common stock	(5,110)	(14,340)	(1,736)
Payment of dividends to stockholders	(4,350)	(4,127)	(3,503)
Other financing	(328)	(10)	—

Net cash used for financing activities	(1,408)	(11,100)	(4,642)

Effect of exchange rate fluctuations on cash and cash equivalents	(3)	5	—

Net increase (decrease) in cash and cash equivalents	3,413	(433)	1,511

Cash and cash equivalents, end of year	$8,478	$5,065	$5,498

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$71	$—	$—
Income taxes, net of refunds	$3,930	$3,338	$4,627

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Three Years Ended December 29, 2012 (In Millions, Except Per Share Amounts)	Number of Shares	Amount
Balance as of December 26, 2009	5,523	$14,993	$393	$26,318	$41,704
Components of comprehensive income, net of tax:
Net income	—	—	—	11,464	11,464
Other comprehensive income (loss)	—	—	(60)	—	(60)

Total comprehensive income					11,404

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	68	644	—	—	644
Share-based compensation	—	917	—	—	917
Repurchase of common stock	(80)	(376)	—	(1,360)	(1,736)
Cash dividends declared ($0.63 per common share)	—	—	—	(3,503)	(3,503)

Balance as of December 25, 2010	5,511	16,178	333	32,919	49,430
Components of comprehensive income, net of tax:
Net income	—	—	—	12,942	12,942
Other comprehensive income (loss)	—	—	(1,114)	—	(1,114)

Total comprehensive income					11,828

Proceeds from sales of shares through employee equity incentive plans, net tax deficiency, and other	142	2,019	—	—	2,019
Assumption of equity awards in connection with acquisitions	—	48	—	—	48
Share-based compensation	—	1,053	—	—	1,053
Repurchase of common stock	(653)	(2,262)	—	(12,078)	(14,340)
Cash dividends declared ($0.7824 per common share)	—	—	—	(4,127)	(4,127)

Balance as of December 31, 2011	5,000	17,036	(781)	29,656	45,911
Components of comprehensive income, net of tax:
Net income	—	—	—	11,005	11,005
Other comprehensive income (loss)	—	—	382	—	382

Total comprehensive income					11,387

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	148	2,257	—	—	2,257
Share-based compensation	—	1,108	—	—	1,108
Repurchase of common stock	(204)	(937)	—	(4,173)	(5,110)
Cash dividends declared ($0.87 per common share)	—	—	—	(4,350)	(4,350)

Balance as of December 29, 2012	4,944	$19,464	$(399)	$32,138	$51,203

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2012 and 2010 were 52-week years. Fiscal year 2011 was a 53-week year. The next 53-week year will end on December 31, 2016. Our consolidated financial statements include the accounts of Intel Corporation and our subsidiaries. We have eliminated intercompany accounts and transactions. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee.

In the first quarter of 2011, we completed the acquisition of McAfee, Inc. For further information, see “Note 13: Acquisitions.” Certain of the operations acquired from McAfee have a functional currency other than the U.S. dollar. As a result, we have recorded translation adjustments through accumulated other comprehensive income (loss) beginning in 2011. Prior to the acquisition of McAfee, the U.S. dollar was the functional currency for our company and all of our subsidiaries; therefore, we did not record a translation adjustment through accumulated other comprehensive income (loss) for fiscal year 2010.

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

Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. Our financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, cost method loans receivable, reverse repurchase agreements with original maturities greater than approximately three months, and most of our liabilities.

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

For further discussion of fair value, see “Note 4: Fair Value” and “Note 20: Retirement Benefit Plans.”

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Assets

Marketable debt instruments are generally designated as trading assets when the interest rate or foreign exchange rate risk is economically hedged at inception with a related derivative instrument, or when the marketable debt instrument is used to economically hedge foreign exchange rate risk from the remeasurement of intercompany loans. Investments designated as trading assets are reported at fair value. The gains or losses of these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, offset by losses or gains on the related derivative instruments and intercompany loans, are recorded in interest and other, net. We also designate certain floating-rate securitized financial instruments, primarily asset-backed securities, as trading assets.

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

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss), except as noted in the “Other-Than-Temporary Impairment” section that follows. We determine the cost of the investment sold based on an average cost basis at the individual security level. Our available-for-sale investments include:

•	Marketable debt instruments when the interest rate and foreign currency risks are not hedged at the inception of the investment or when our criteria for designation as trading assets are not met. We generally hold these debt instruments to generate a return commensurate with the U.S.-dollar three-month LIBOR. We record the interest income and realized gains and losses on the sale of these instruments in interest and other, net.

•

Marketable equity securities when there are barriers to mitigating equity market risk through the sale or use of derivative instruments at the time of original classification, and when there is no plan to sell the investment at the time of original classification. We acquire these equity investments to promote business and strategic objectives. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate the equity market risks through hedging activities. We record the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on equity investments, net.

Non-Marketable and Other Equity Investments

Our non-marketable equity and other equity investments are included in other long-term assets. We account for non-marketable equity and other equity investments for which we do not have control over the investee as:

•

Equity method investments when we have the ability to exercise significant influence, but not control, over the investee. Equity method investments include marketable and non-marketable investments. Our proportionate share of the income or loss is recognized on a one-quarter lag and is recorded in gains (losses) on equity investments, net.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other-Than-Temporary Impairment

Our available-for-sale investments and non-marketable and other equity investments are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment’s adjusted cost basis. Impairments affect earnings as follows:

•

Marketable debt instruments when the fair value is below amortized cost and we intend to sell the instrument, or when it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or when we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). When we do not expect to recover the entire amortized cost basis of the instrument, we separate other-than-temporary impairments into amounts representing credit losses, which are recognized in interest and other, net, and amounts related to all other factors, which are recognized in other comprehensive income (loss).

•

Marketable equity securities based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. We record other-than-temporary impairment charges on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net.

•	Non-marketable equity investments based on our assessment of the severity and duration of the impairment, and qualitative and quantitative analysis, including:
•	the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity and debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation.

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

Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as a cash flow hedge. A designated hedge with exposure to variability in the functional currency equivalent of the future foreign currency cash flows of a forecasted transaction is referred to as a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.

We recognize gains and losses from changes in fair value of derivatives that are not designated as hedges for accounting purposes in the line item on the consolidated statements of income most closely associated with the related exposures, primarily in interest and other, net and gains (losses) on equity investments, net. As part of our strategic investment program, we also acquire equity derivative instruments, such as equity conversion rights associated with debt instruments, that we do not designate as hedging instruments. We recognize the gains or losses from changes in fair value of these equity derivative instruments in gains (losses) on equity investments, net. Gains and losses from derivatives not designated as hedges are classified in the consolidated statements of cash flows within cash flows from operating activities.

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

If a cash flow hedge is discontinued because it is no longer probable that the original hedged transaction will occur as previously anticipated, the cumulative unrealized gain or loss on the related derivative is reclassified from accumulated other comprehensive income (loss) into earnings. Subsequent gains or losses on the related derivative instrument are recognized in interest and other, net in each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Ineffective portions of cash flow hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings in interest and other, net. For further discussion of our derivative instruments and risk management programs, see “Note 7: Derivative Financial Instruments.”

Securities Lending

We may enter into securities lending agreements with financial institutions, generally to facilitate hedging and certain investment transactions. Selected securities may be loaned, secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on our consolidated balance sheets. For lending agreements collateralized by cash and cash equivalents, collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by other securities, we do not record the collateral as an asset or a liability, unless the collateral is repledged.

Loans Receivable

We make loans to third parties that are classified within other current assets or other long-term assets. We may elect the fair value option for loans when the interest rate or foreign currency exchange rate risk is economically hedged at inception with a related derivative instrument. We record the gains or losses on these loans arising from changes in fair value due to interest rate, currency, and counterparty credit changes, largely offset by losses or gains on the related derivative instruments, in interest and other, net. Loans that are denominated in U.S. dollars and have a floating-rate coupon are carried at amortized cost. We measure interest income for all loans receivable using the interest method, which is based on the effective yield of the loans rather than the stated coupon rate. For further discussion of our loans receivable, see “Note 4: Fair Value.”

Inventories

We compute inventory cost on a first-in, first-out basis. Inventories at year-ends were as follows:

(In Millions)	2012	2011
Raw materials	$478	$644
Work in process	2,219	1,680
Finished goods	2,037	1,772

Total inventories	$4,734	$4,096

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment

Property, plant and equipment, net at year-ends was as follows:

(In Millions)	2012	2011
Land and buildings	$18,807	$17,883
Machinery and equipment	39,033	34,351
Construction in progress	8,206	5,839

Total property, plant and equipment, gross	66,046	58,073
Less: accumulated depreciation	(38,063)	(34,446)

Total property, plant and equipment, net	$27,983	$23,627

We compute depreciation for financial reporting purposes using the straight-line method. Substantially all of our depreciable property, plant and equipment assets are depreciated over the following estimated useful lives: machinery and equipment, 2 to 4 years; buildings, 4 to 25 years.

We capitalize a majority of interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and amortized over the estimated useful lives of the assets. We record capital-related government grants earned as a reduction to property, plant and equipment.

Goodwill

We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition, assigning the goodwill to our applicable reporting units based on the relative expected fair value provided by the acquisition. We perform a quarterly review of goodwill for indicators of impairment. During the fourth quarter of each year, we perform an impairment assessment for each reporting unit, and we perform impairment tests using a fair value approach when necessary. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. For further discussion of goodwill, see “Note 15: Goodwill.”

Identified Intangible Assets

Licensed technology and patents are generally amortized on a straight-line basis over the periods of benefit. We amortize all acquisition-related intangible assets that are subject to amortization over their estimated useful life based on economic benefit. Acquisition-related in-process research and development assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition; initially, these are classified as “other intangible assets” that are not subject to amortization. Assets related to projects that have been completed are transferred from “other intangible assets” to “acquisition-related developed technology;” these are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to research and development. In the quarter following the period in which identified intangible assets become fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts.

The estimated useful life ranges for identified intangible assets that are subject to amortization as of December 29, 2012 are as follows:

(In Years)	Estimated Useful Life
Acquisition-related developed technology	3–13
Acquisition-related customer relationships	5–8
Acquisition-related trade names	5–7
Licensed technology and patents	5–17

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We perform a quarterly review of finite-lived identified intangible assets to determine whether facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If an asset’s useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. We perform an annual impairment assessment in the fourth quarter of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. If necessary, a quantitative impairment test is performed to compare the fair value of the indefinite-lived intangible asset with its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

For further discussion of identified intangible assets, see “Note 16: Identified Intangible Assets.”

Product Warranty

The vast majority of our products are sold with a limited warranty on product quality and a limited indemnification for customers against intellectual property rights infringement claims related to our products. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing, the short time typically between product shipment and the detection and correction of product failures, and the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Revenue Recognition

We recognize net product revenue when the earnings process is complete, as evidenced by an agreement with the customer, delivery has occurred, and acceptance, if applicable, as well as fixed pricing and probable collectibility. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, we defer product revenue and related costs of sales from component sales made to distributors under agreements allowing price protection or right of return until the distributors sell the merchandise. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.

Revenue from license agreements with our McAfee business generally includes service and support agreements for which the related revenue is deferred and recognized ratably over the performance period. Revenue derived from online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or, if required, upon customer acceptance. For arrangements with multiple elements, including software licenses, maintenance, and/or services, revenue is allocated across the separately identified deliverables and may be recognized or deferred. When vendor-specific objective evidence (VSOE) does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Direct costs, such as costs related to revenue-sharing and royalty arrangements associated with license arrangements, as well as component costs associated with product revenue and sales commissions, are deferred and amortized over the same period that the related revenue is recognized.

We record deferred revenue offset by the related cost of sales on our consolidated balance sheets as deferred income.

Advertising

Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid over the fair value of the advertising benefit received as a reduction in revenue. Advertising costs, including direct marketing costs, recorded within marketing, general and administrative expenses were $2.0 billion in 2012 ($2.1 billion in 2011 and $1.8 billion in 2010).

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Equity Incentive Plans

We have employee equity incentive plans, which are described more fully in “Note 22: Employee Equity Incentive Plans.” We use the straight-line attribution method to recognize share-based compensation over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units (RSUs), we eliminate deferred tax assets for options and restricted stock units with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.

Income Tax

We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that it is believed more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if that tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. We then measure the tax benefits recognized in the financial statements from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits within the provision for taxes. For more information about income taxes, see “Note 26: Income Taxes.”

Note 3: Accounting Changes

2012

In the first quarter of 2012, we adopted amended standards that increase the prominence of items reported in other comprehensive income. These amended standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, and they require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Our adoption of these amended standards impacted the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but it did not have an impact on our financial position or results of operations.

In the fourth quarter of 2012, we adopted amended standards to simplify how we test indefinite-lived intangible assets for impairment; these amended standards improve consistency in impairment testing requirements among long-lived asset categories. The amended standards allow for an assessment of qualitative factors such that we can determine whether the fair value of an indefinite-lived intangible asset is more likely than not to be less than its carrying value. For assets in which this assessment concludes that the fair value is more likely than not to be more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. Our adoption of these amended standards did not have an impact on our consolidated financial statements.

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

In the fourth quarter of 2011, we adopted amended standards that simplify how entities test goodwill for impairment. These amended standards allow for an assessment of qualitative factors such that we can determine whether the fair value of a reporting unit in which goodwill resides is more likely than not to be less than its carrying value. For reporting units in which this assessment concludes that the fair value is more likely than not to be more than its carrying value, these amended standards eliminate the requirement to perform goodwill impairment testing. Our adoption of these amended standards did not have an impact on our consolidated financial statements.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Fair Value

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of December 29, 2012 and December 31, 2011:

	December 29, 2012				December 31, 2011
	Fair Value Measured and Recorded at Reporting Date Using			Total	Fair Value Measured and Recorded at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents:
Bank deposits	$—	$822	$—	$822	$—	$795	$—	$795
Commercial paper	—	2,711	—	2,711	—	2,408	—	2,408
Government bonds	400	66	—	466	150	—	—	150
Money market fund deposits	1,086	—	—	1,086	546	—	—	546
Reverse repurchase agreements	—	2,800	—	2,800	—	500	—	500
Short-term investments:
Bank deposits	—	540	—	540	—	196	—	196
Commercial paper	—	1,474	—	1,474	—	1,409	—	1,409
Corporate bonds	75	292	21	388	120	428	28	576
Government bonds	1,307	290	—	1,597	2,690	310	—	3,000
Trading assets:
Asset-backed securities	—	—	68	68	—	—	115	115
Bank deposits	—	247	—	247	—	135	—	135
Commercial paper	—	336	—	336	—	305	—	305
Corporate bonds	482	1,109	—	1,591	202	486	—	688
Government bonds	1,743	1,479	—	3,222	1,698	1,317	—	3,015
Money market fund deposits	18	—	—	18	49	—	—	49
Municipal bonds	—	203	—	203	—	284	—	284
Other current assets:
Derivative assets	12	208	1	221	—	159	7	166
Loans receivable	—	203	—	203	—	33	—	33
Marketable equity securities	4,424	—	—	4,424	522	40	—	562
Other long-term investments:
Asset-backed securities	—	—	11	11	—	—	36	36
Bank deposits	—	56	—	56	—	55	—	55
Corporate bonds	10	218	26	254	—	282	39	321
Government bonds	59	113	—	172	177	300	—	477
Other long-term assets:
Derivative assets	—	20	18	38	—	34	29	63
Loans receivable	—	577	—	577	—	715	—	715

Total assets measured and recorded at fair value	$9,616	$13,764	$145	$23,525	$6,154	$10,191	$254	$16,599

Liabilities
Other accrued liabilities:
Derivative liabilities	$1	$291	$—	$292	$—	$280	$8	$288
Long-term debt	—	—	—	—	—	—	131	131
Other long-term liabilities:
Derivative liabilities	—	20	—	20	—	27	—	27

Total liabilities measured and recorded at fair value	$1	$311	$—	$312	$—	$307	$139	$446

Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. Treasury securities, and U.S. agency securities. The underlying assets of substantially all of our reverse repurchase agreements presented in the preceding table are government bonds.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2012, we transferred approximately $200 million of government bonds and corporate bonds from Level 1 to Level 2, primarily based on the reduced market activity for the underlying securities. Our policy is to reflect transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.

Investments in Debt Instruments

Debt investments reflected in the preceding table include investments such as asset-backed securities, bank deposits, commercial paper, corporate bonds, government bonds, money market fund deposits, municipal bonds, and reverse repurchase agreements classified as cash equivalents. When we use observable market prices for identical securities that are traded in less-active markets, we classify our debt investments as Level 2. When observable market prices for identical securities are not available, we price our debt investments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Debt investments that are classified as Level 3 are classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate our fair value measurements using non-binding market consensus prices and non-binding broker quotes from a second source.

Fair Value Option for Loans Receivable

We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument.

As of December 29, 2012, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-marketable equity investments (non-marketable equity method and cost method investments) and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.

A portion of our non-marketable equity investments has been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these investments as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of December 29, 2012 were $68 million during 2012 ($62 million during 2011 on non-marketable equity investments held as of December 31, 2011 and $121 million during 2010 on non-marketable equity investments held as of December 25, 2010). The fair value of the non-marketable equity investments impaired during 2012 was $73 million at the time of impairment ($69 million and $128 million for non-marketable equity investments impaired during 2011 and 2010, respectively).

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our non-marketable cost method investments, indebtedness carried at amortized cost, cost method loans receivable, and reverse repurchase agreements with original maturities greater than approximately three months quarterly; however, the assets are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of certain financial instruments not recorded at fair value on a recurring basis as of December 29, 2012 and December 31, 2011 were as follows:

	2012
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,202	$—	$—	$1,766	$1,766
Loans receivable	$199	$—	$150	$48	$198
Reverse repurchase agreements	$50	$—	$50	$—	$50
Long-term debt	$13,136	$11,442	$2,926	$—	$14,368
Short-term debt	$48	$—	$48	$—	$48
NVIDIA Corporation cross-license agreement liability	$875	$—	$890	$—	$890

	2011
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,129	$—	$—	$1,861	$1,861
Loans receivable	$132	$—	$132	$—	$132
Long-term debt	$6,953	$5,287	$2,448	$—	$7,735
Short-term debt	$200	$—	$200	$—	$200
NVIDIA Corporation cross-license agreement liability	$1,156	$—	$1,174	$—	$1,174

As of December 29, 2012 and December 31, 2011, the unrealized loss position of our non-marketable cost method investments was insignificant.

Our non-marketable cost method investments are valued using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of relevant factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates for investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenues and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable cost method investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the lack of marketability of the investments.

The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $780 million as of December 29, 2012 ($748 million as of December 31, 2011). The carrying amount and fair value of long-term debt exclude long-term debt measured and recorded at a fair value of $131 million as of December 31, 2011. Short-term debt includes our commercial paper outstanding as of December 31, 2011, and the carrying amount and fair value exclude drafts payable.

The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A/A2 or better for most of our loans receivable and all of our reverse repurchase agreements as of December 29, 2012. Our long-term debt recognized at amortized cost comprises our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and it is therefore classified as Level 1. The fair value of our convertible long-term debt is determined using discounted cash flow models with observable market inputs, and it takes into consideration variables such as interest rate changes, comparable securities, subordination discount, and credit-rating changes.

The NVIDIA Corporation cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of December 29, 2012 and December 31, 2011, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Trading Assets

As of December 29, 2012 and December 31, 2011, all of our trading assets were marketable debt instruments. Net gains related to trading assets still held at the reporting date were

$16 million in 2012 (net losses of $71 million and $50 million in 2011 and 2010, respectively). Net gains on the related derivatives and intercompany loans were $11 million in 2012 (net gains of $58 million and $43 million in 2011 and 2010, respectively).

Note 6: Available-for-Sale Investments and Cash Equivalents

Available-for-sale investments and cash equivalents as of December 29, 2012 and December 31, 2011 were as follows:

	2012				2011
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$14	$—	$(3)	$11	$48	$—	$(12)	$36
Bank deposits	1,417	1	—	1,418	1,046	1	(1)	1,046
Commercial paper	4,184	1	—	4,185	3,820	—	(3)	3,817
Corporate bonds	635	8	(1)	642	892	14	(9)	897
Government bonds	2,235	—	—	2,235	3,631	—	(4)	3,627
Marketable equity securities	3,356	1,069	(1)	4,424	189	385	(12)	562
Money market fund deposits	1,086	—	—	1,086	546	—	—	546

Total available-for-sale investments	$12,927	$1,079	$(5)	$14,001	$10,172	$400	$(41)	$10,531

Reverse repurchase agreements	2,800			2,800	500			500

Total available-for-sale investments and cash equivalents	$15,727	$1,079	$(5)	$16,801	$10,672	$400	$(41)	$11,031

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as U.S. Treasury securities, non-U.S. government obligations, and U.S. agency securities as of December 29, 2012 and December 31, 2011. Bank deposits were primarily issued by institutions outside the U.S. as of December 29, 2012 and December 31, 2011.

During the third quarter of 2012, we entered into a series of agreements with ASML Holding N.V. intended to accelerate the development of 450-millimeter (mm) wafer technology and extreme ultra-violet (EUV) lithography. The agreements include our purchase of ASML equity securities totaling $3.2 billion completed in the third quarter of 2012. This equity interest has been accounted for as an available-for-sale investment and is included in marketable equity securities in the preceding table. Intel’s ownership interest in ASML was 15% of ASML’s issued shares as of December 29, 2012 and is subject to lock-up and voting restrictions. We also agreed to provide research and development (R&D) funding totaling €829 million (approximately $1.0 billion as of the date of the agreement) over five years and committed to advance purchase orders for a specified number of tools from ASML. The agreements set forth terms to determine pricing as well as milestones related to 450mm and EUV development and production tool deliveries. In exchange for making this early commitment, we will receive credits to be applied to future tool purchases from ASML.

The amortized cost and fair value of available-for-sale debt investments as of December 29, 2012, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$7,995	$7,999
Due in 1–2 years	409	413
Due in 2–5 years	67	68
Instruments not due at a single maturity date	1,100	1,097

Total	$9,571	$9,577

Instruments not due at a single maturity date in the preceding table include asset-backed securities and money market fund deposits.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We sold available-for-sale investments for proceeds of $2.3 billion in 2012 ($9.1 billion in 2011 and $475 million in 2010). Substantially all of the proceeds in 2011 were from debt investments primarily used to fund our acquisition of McAfee. The gross realized gains on sales of available-for-sale investments were $166 million in 2012 ($268 million in 2011 and $160 million in 2010) and were primarily related to our sales of marketable equity securities. We determine the cost of an investment sold on an average cost basis at the individual security level. Impairment charges recognized on available-for-sale investments were $36 million in 2012 ($73 million in 2011 and insignificant in 2010).

Note 7: Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and, to a lesser extent, equity market risk and commodity price risk. We currently do not hold derivative instruments for the purpose of managing credit risk as we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. For presentation on our consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements.

Currency Exchange Rate Risk

We are exposed to currency exchange rate risk and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. We may also hedge foreign currency risk arising from funding foreign currency denominated forecasted investments. These programs reduce, but do not eliminate, the impact of currency exchange movements.

Our currency risk management programs include:

•

Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

•

Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. The majority of these instruments mature within 12 months. Changes in the functional currency equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair value of the related derivatives. We record net gains or losses in the line item on the consolidated statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on equity investments, net.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our interest rate risk management programs include:

•

Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of debt instruments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

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

Equity Market Risk

Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities; however, for our investments in strategic equity derivative instruments, we may enter into transactions to reduce or eliminate the equity market risks. In addition, for our securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net.

We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in cost of sales and operating expenses. The deferred compensation liabilities were $859 million as of December 29, 2012 ($700 million as of December 31, 2011) and are included in other accrued liabilities.

In 2010, we sold our ownership interest in Numonyx B.V. to Micron Technology, Inc. for consideration consisting of shares of Micron. We also entered into equity option transactions that economically hedged a portion of the ownership interest in Micron that we acquired. In the second quarter of 2011, we sold our remaining ownership interest in Micron and the related equity options matured.

Commodity Price Risk

We operate facilities that consume commodities and have established forecasted transaction risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always eliminate, the impact of commodity price movements.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recorded at fair value) as of December 29, 2012, December 31, 2011, and December 25, 2010 were as follows:

(In Millions)	2012	2011	2010
Currency forwards	$13,117	$11,203	$8,502
Currency interest rate swaps	2,711	1,650	2,259
Embedded debt derivatives	3,600	3,600	3,600
Equity options	17	54	496
Interest rate swaps	1,101	1,837	2,166
Total return swaps	807	761	627
Other	110	128	160

Total	$21,463	$19,233	$17,810

The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) as of December 29, 2012, December 31, 2011, and December 25, 2010 were as follows:

(In Millions)	2012	2011	2010
British pound sterling	$308	$459	$424
Chinese yuan	647	688	347
Euro	5,994	3,904	4,351
Israeli shekel	2,256	2,168	1,191
Japanese yen	4,389	3,477	3,440
Malaysian ringgit	442	805	382
Other	1,792	1,352	626

Total	$15,828	$12,853	$10,761

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

The fair value of our derivative instruments as of December 29, 2012 and December 31, 2011 was as follows:

	2012				2011
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$91	$2	$127	$—	$61	$—	$170	$7
Other	—	—	—	—	—	—	1	—

Total derivatives designated as hedging instruments	$91	$2	$127	$—	$61	$—	$171	$7

Derivatives not designated as hedging instruments
Currency forwards	$85	$—	$58	$—	$54	$—	$34	$—
Currency interest rate swaps	33	18	72	14	41	33	11	10
Embedded debt derivatives	—	—	—	6	—	—	—	10
Equity options	1	1	1	—	—	6	9	—
Interest rate swaps	—	—	34	—	3	—	63	—
Total return swaps	11	—	—	—	7	—	—	—
Other	—	17	—	—	—	24	—	—

Total derivatives not designated as hedging instruments	$130	$36	$165	$20	$105	$63	$117	$20

Total derivatives	$221	$38	$292	$20	$166	$63	$288	$27

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives in Cash Flow Hedging Relationships

The before-tax effects of derivative instruments in cash flow hedging relationships for the three years ended December 29, 2012 were as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)			Gains (Losses) Reclassified from Accumulated OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	2012	2011	2010	Location	2012	2011	2010
Currency forwards	$4	$20	$66	Cost of sales	$11	$118	$49
				Research and development	(63)	20	27
				Marketing, general and administrative	(25)	19	4
Other	9	—	4	Cost of sales	(2)	4	(2)

Total	$13	$20	$70		$(79)	$161	$78

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $33 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that were not probable to occur.

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments on the consolidated statements of income for the three years ended December 29, 2012 were as follows:

(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	2012	2011	2010
Currency forwards	Interest and other, net	$3	$58	$72
Currency interest rate swaps	Interest and other, net	(71)	(17)	74
Equity options	Gains (losses) on equity investments, net	(1)	(67)	59
Interest rate swaps	Interest and other, net	31	(26)	(59)
Total return swaps	Various	77	(13)	70
Other	Gains (losses) on equity investments, net	(7)	4	(2)
Other	Interest and other, net	3	—	(1)

Total		$35	$(61)	$213

Note 8: Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in debt instruments, derivative financial instruments, loans receivable, and trade receivables. When possible, we enter into master netting arrangements with counterparties to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. For presentation on our consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements.

We generally place investments with high-credit-quality counterparties and, by policy, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Substantially all of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better. Our investment policy requires substantially all investments with original maturities at the time of investment of up to six months to be rated at least A-2/P-2 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years generally require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Credit-rating criteria for derivative instruments are similar to those for other investments. Due to master netting arrangements, the amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligations with that counterparty. As of

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012, our total credit exposure to any single counterparty, excluding U.S. and Japan government bonds, did not exceed $750 million. We obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.

A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers. We also have accounts receivable derived from sales to industrial and retail distributors. Our three largest customers accounted for 43% of net revenue for 2012, 43% of net revenue for 2011, and 46% of net revenue for 2010. Additionally, these three largest customers accounted for 33% of our accounts receivable as of December 29, 2012 and 36% of our accounts receivable as of December 31, 2011. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis, and past collection experience.

We have adopted credit policies and standards intended to accommodate industry growth and inherent risk. We believe that credit risks are moderated by the financial stability of our major customers. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining a parent guarantee or standby letter of credit, or obtaining credit insurance.

Note 9: Other Long-Term Assets

Other long-term assets as of December 29, 2012 and December 31, 2011 were as follows:

(In Millions)	2012	2011
Equity method investments	$992	$1,669
Non-marketable cost method investments	1,202	1,129
Non-current deferred tax assets	358	335
Loans receivable	644	715
Other	952	800

Total other long-term assets	$4,148	$4,648

Note 10: Equity Method and Cost Method Investments

Equity Method Investments

Equity method investments are classified within other long-term assets and as of December 29, 2012 and December 31, 2011 were as follows:

	2012		2011
(Dollars In Millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
IM Flash Technologies, LLC	$642	49%	$863	49%
Intel-GE Care Innovations, LLC	146	50%	167	50%
SMART Technologies, Inc.	25	14%	37	14%
Clearwire Communications, LLC	—	6%	—	7%
IM Flash Singapore, LLP	—	—%	466	18%
Other equity method investments	179		136

Total	$992		$1,669

IM Flash Technologies, LLC and IM Flash Singapore, LLP

Micron and Intel formed IMFT and IMFS to manufacture NAND flash memory products for Micron and Intel. During the second quarter of 2012, we entered into agreements with Micron to modify our joint venture relationship. Under the agreements and as of December 29, 2012, we own a 49%

interest in the remaining assets held by IMFT and no longer hold an ownership interest in IMFS. We received $605 million in the second quarter of 2012 from the sale of assets of IMFS and certain assets of IMFT to Micron, which is reflected as a sale of assets within investing activities on the consolidated statements of cash flows.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the agreements to modify our joint venture relationship, we also entered into an amended operating agreement for IMFT. This amended operating agreement extends the term of IMFT to 2024, unless earlier terminated under certain terms and conditions, and provides that IMFT may manufacture certain emerging memory technologies in addition to NAND flash memory. These agreements include a supply agreement for Micron to supply us with NAND flash memory products. We provided approximately $365 million to Micron in the second quarter of 2012, primarily for subsequent product purchases under the supply agreement with Micron. A substantial majority of this $365 million is reflected as a cash flow used for operating activities. The agreements also extend our NAND joint development program with Micron and expand it to include emerging memory technologies. Additionally, the amended agreement provides for certain rights that, beginning in 2015, will enable us to sell to Micron, or enable Micron to purchase from us, our interest in IMFT. If Intel exercises this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years.

The closing of the joint venture expansion did not have an impact on our consolidated statements of income.

These joint ventures are variable interest entities. All costs of the IMFT joint venture will be passed on to Micron and Intel through our purchase agreements. Our portion of IMFT and IMFS costs, primarily related to product purchases and production-related services, was approximately $705 million during 2012 (approximately $985 million during 2011 and approximately $795 million during 2010). Subsequent to the sale of our ownership interest in IMFS in the second quarter of 2012, we no longer incur costs related to IMFS. The amount due to IMFT for product purchases and services provided was approximately $90 million as of December 29, 2012 (approximately $125 million as of December 31, 2011 due to IMFT and IMFS). During 2012, IMFT returned $137 million to us, which is reflected as a return of equity method investment within investing activities on the consolidated statements of cash flows ($263 million during 2011 and $197 million during 2010).

IMFT depends on Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT as of December 29, 2012. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated balance sheets in connection with our interest in this joint venture as of December 29, 2012. In addition, our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture’s economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. We have determined that we do not have both of these characteristics; therefore, we have accounted for our interest in IMFT and our prior interest in IMFS using the equity method of accounting.

Intel-GE Care Innovations, LLC

In the first quarter of 2011, Intel and General Electric Company (GE) formed Intel-GE Care Innovations, LLC (Care Innovations), an equally owned joint venture in the healthcare industry, that focuses on independent living and delivery of health-related services by means of telecommunications. The company was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. As a result of forming Care Innovations, we recognized a gain of $164 million in the first quarter of 2011 that was recorded in interest and other, net.

Care Innovations depends on Intel and GE for any additional cash requirements; therefore, it is a variable interest entity. Our known maximum exposure to loss approximated the carrying value of our investment balance in Care Innovations as of December 29, 2012.

Intel and GE equally share the power to direct all of Care Innovations’ activities that most significantly impact its economic performance. As a result, we account for our interest in Care Innovations under the equity method of accounting.

SMART Technologies, Inc.

We hold an equity interest in SMART Technologies, Inc. and account for our interest using the equity method of accounting. In 2010, SMART completed an initial public offering of shares approved for listing on The NASDAQ Global Select Market*. We sold approximately 10 million of our 27.5 million shares in the secondary offering. We recognized a gain of $181 million in 2010 on the initial public offering and subsequent sale of our shares in the secondary offering, which is included in gains (losses) on equity investments, net.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Clearwire Communications, LLC

In 2008, we invested in Clearwire Communications, LLC (Clearwire LLC). We recognized our proportionate share of losses to the extent that our investment had a positive carrying value. We recognized equity method losses of $145 million in 2011 and $116 million in 2010, which are included in gains (losses) on equity investments, net.

Numonyx B.V.

In 2008, we divested our NOR flash memory business in exchange for an ownership interest in Numonyx. During 2010, we recognized $42 million of equity method gains within gains (losses) on equity investments, net.

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

Cost Method Investments

The carrying value of our non-marketable cost method investments was $1.2 billion as of December 29, 2012 and $1.1 billion as of December 31, 2011. In 2012, we recognized impairment charges on non-marketable cost method investments of $104 million within gains (losses) on equity investments, net ($56 million in 2011 and $109 million in 2010).

Note 11: Gains (Losses) on Equity Investments, Net

Gains (losses) on equity investments, net included:

(In Millions)	2012	2011	2010
Share of equity method investee losses, net	$(81)	$(204)	$(113)
Impairment charges	(154)	(132)	(125)
Gains on sales, net	183	303	424
Other, net	193	145	162

Total gains (losses) on equity investments, net	$141	$112	$348

Note 12: Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2012	2011	2010
Interest income	$97	$98	$119
Interest expense	(90)	(41)	—
Other, net	87	135	(10)

Total interest and other, net	$94	$192	$109

Interest expense in the preceding table is net of $240 million of interest capitalized in 2012 ($150 million in 2011 and $134 million in 2010). In 2011, we recognized a gain upon forming the Intel and GE joint venture, Care Innovations, of $164 million, which is included within “other, net,” in the preceding table. For further information, see “Note 10: Equity Method and Cost Method Investments.”

Note 13: Acquisitions

2012 Acquisitions

During 2012, we completed 15 acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $638 million. Substantially all of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. For information on the assignment of goodwill to our operating segments for our acquisitions, see “Note 15: Goodwill,” and for information on the classification of intangible assets, see “Note 16: Identified Intangible Assets.” The completed acquisitions in 2012, both individually and in the aggregate, were not significant to our consolidated results of operations.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011 Acquisitions

McAfee, Inc.

On February 28, 2011, we completed the acquisition of McAfee by acquiring all issued and outstanding common shares in exchange for cash. The acquired company continues to operate as McAfee and offers products for endpoint security, network and content security, risk and compliance, and consumer and mobile security. In addition to managing the existing McAfee business, the objective of the acquisition was to accelerate and enhance Intel’s combination of hardware and software security solutions, thereby improving the overall security of our platforms.

Total consideration to acquire McAfee was $6.7 billion (net of $943 million of cash and cash equivalents acquired) and comprised the following:

(In Millions)
Cash	$6,652
Share-based awards assumed	48

Total	$6,700

The fair value of the assets acquired and liabilities assumed by major class in the acquisition of McAfee was recognized as follows:

(In Millions)
Marketable debt securities	$329
Goodwill	4,299
Identified intangible assets	3,552
Deferred tax assets	738
Other assets	417
Deferred income	(1,049)
Deferred tax liabilities	(1,191)
Other liabilities	(395)

Total	$6,700

The goodwill of $4.3 billion arising from the acquisition is primarily attributed to synergies to enable a single company to combine security and hardware for the protection of online devices, as well as the assembled workforce of McAfee. Substantially all of the goodwill recognized is not deductible for tax purposes. For information on the assignment of goodwill to our operating segments for the acquisition, see “Note 15: Goodwill.”

The identified intangible assets assumed in the acquisition of McAfee were recognized as follows based upon their fair value as of February 28, 2011:

	Fair Value (In Millions)	Estimated Useful Life (In Years)
Developed technology	$1,221	4
Customer relationships	1,418	2–7

Total identified intangible assets subject to amortization	$2,639
In-process research and development	92
Trade names	821

Total identified intangible assets	$3,552

Acquired developed technology represents the fair value of McAfee products that have reached technological feasibility and were part of McAfee’s product offerings at the date of acquisition. Customer relationships represent the fair value of the underlying relationships and agreements with McAfee’s customers. In-process research and development represents the fair value of incomplete McAfee research and development projects that had not reached technological feasibility as of the date of acquisition. Incremental costs incurred for those projects are expensed as incurred in research and development. Since the acquisition was completed, most of the projects have been completed and the associated costs are being amortized. Trade names are indefinite-lived intangible assets and represent the fair value of brand and name recognition associated with the marketing of McAfee’s products and services.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of the assets acquired and liabilities assumed by major class in the acquisitions completed during 2011, excluding McAfee, was allocated as follows:

(In Millions)
Fair value of net tangible assets acquired	$206
Goodwill	517
Identified intangible assets	1,409

Total	$2,132

For information on the assignment of goodwill to our operating segments for the acquisitions, see “Note 15: Goodwill.”

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

Acquired developed technology represents the fair value of the acquirees’ products that have reached technological feasibility and are a part of the acquirees’ product lines at the time acquired. Customer relationships represent the fair value of the underlying relationships and agreements with the acquirees’ customers. In-process research and development represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In the future, the fair value of each project at the acquisition date will be either amortized or impaired, depending on whether the project is completed or abandoned. During the fourth quarter of 2012, we performed an impairment analysis that determined that the carrying value of certain acquired in-process research and development was fully impaired, resulting in a non-cash impairment charge of $21 million.

Actual and Pro Forma Results of Acquirees

Net revenue and net income attributable to acquisitions completed during 2011 have been included in our consolidated statements of income from their respective acquisition dates. The acquisitions completed during 2011 were not individually significant to our consolidated results of operations; however, they were significant in the aggregate. During 2011, the results of the businesses acquired in 2011 contributed approximately $3.6 billion to our net revenue and reduced our net income by approximately $275 million; substantially all of these impacts were attributable to McAfee and Intel Mobile Communications (IMC) and include the impacts of the amortization of acquired identified intangible assets.

McAfee is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the software and services operating segments category for segment reporting purposes. IMC is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the other Intel architecture operating segments category for segment reporting purposes. For further information, see “Note 28: Operating Segment and Geographic Information.”

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2010 Acquisitions

During 2010, we completed three business acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $218 million. Substantially all of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. The completed acquisitions in 2010, both individually and in the aggregate, were not significant to our consolidated results of operations.

Note 14: Divestitures

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

Note 15: Goodwill

Goodwill activity for the years ended December 29, 2012 and December 31, 2011 was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Total
December 25, 2010	$2,234	$1,459	$582	$256	$4,531
Additions due to McAfee acquisition	746	—	—	3,553	4,299
Additions due to other acquisitions	24	94	176	223	517
Transfers	(86)	—	86	—	—
Effect of exchange rate fluctuations	—	—	—	(93)	(93)

December 31, 2011	$2,918	$1,553	$844	$3,939	$9,254
Additions due to other acquisitions	44	286	78	44	452
Impairments	—	—	(6)	—	(6)
Effect of exchange rate fluctuations	—	—	—	10	10

December 29, 2012	$2,962	$1,839	$916	$3,993	$9,710

We completed the acquisition of McAfee during the first quarter of 2011. The goodwill recognized from this acquisition was allocated between the McAfee operating segment and our PC Client Group based on the relative expected fair value provided by the acquisition, which reflected the estimated synergistic value generated within the PC Client Group from incorporating McAfee’s security expertise, reputation, and customer base. The goodwill recognized from our other acquisitions during 2011 was allocated to McAfee, the

Software and Services Group, Intel Mobile Communications, the Data Center Group, the Phone Group (formerly the Ultra-Mobility Group), and the PC Client Group. McAfee and the Software and Services Group are included in the software and services operating segments category in the preceding table, while Intel Mobile Communications and the Phone Group are included in the other Intel architecture operating segments category. For further information about our acquisitions during 2011 see “Note 13: Acquisitions.”

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2011, we formed the Netbook and Tablet Group, which included platforms designed for the netbook and tablet market segments and was included in the other Intel architecture operating segments. Due to the formation of this new operating segment, goodwill was transferred from our PC Client Group to the Netbook and Tablet Group. In 2012, we reorganized and allocated goodwill from the Netbook and Tablet Group into three operating segments: Netbook Group, Tablet Group, and Service Provider Group. These three new operating segments are included in the other Intel architecture operating segments. Additionally, the former Ultra-Mobility Group is now the Phone

Group. For further information see “Note 28: Operating Segments and Geographic Information.”

During the fourth quarters of 2012, 2011, and 2010, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years. The accumulated impairment losses as of December 29, 2012 were $719 million: $341 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $99 million associated with other Intel architecture operating segments.

Note 16: Identified Intangible Assets

Identified intangible assets consisted of the following as of December 29, 2012 and December 31, 2011:

	December 29, 2012
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,778	$(1,116)	$1,662
Acquisition-related customer relationships	1,712	(551)	1,161
Acquisition-related trade names	68	(33)	35
Licensed technology and patents	2,986	(699)	2,287
Other intangible assets	238	(86)	152

Identified intangible assets subject to amortization	$7,782	$(2,485)	$5,297
Acquisition-related trade names	809	—	809
Other intangible assets	129	—	129

Identified intangible assets not subject to amortization	$938	$—	$938

Total identified intangible assets	$8,720	$(2,485)	$6,235

(In Millions)	December 31, 2011
	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,615	$(570)	$2,045
Acquisition-related customer relationships	1,714	(254)	1,460
Acquisition-related trade names	68	(21)	47
Licensed technology and patents	2,395	(707)	1,688

Identified intangible assets subject to amortization	$6,792	$(1,552)	$5,240
Acquisition-related trade names	806	—	806
Other intangible assets	221	—	221

Identified intangible assets not subject to amortization	1,027	$—	$1,027

Total identified intangible assets	$7,819	$(1,552)	$6,267

As a result of our acquisitions in 2012, we recorded acquisition-related developed technology of $168 million with a weighted average life of 10 years. During 2012, we purchased licensed technology and patents of $815 million with a weighted average useful life of nine years, including wireless patents purchased from InterDigital, Inc. for $375 million to be amortized over approximately 10 years. Additionally, we recorded other intangible assets subject to amortization of $238 million associated with customer relationships, which will be amortized over four years.

As a result of our acquisition of McAfee during the first quarter of 2011, we recorded $3.6 billion of identified intangible assets. In addition, as a result of our other acquisitions during 2011, we recorded $1.4 billion of identified intangible assets, the substantial majority of which was from the acquisition of the WLS business of Infineon.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we received a license to all of NVIDIA’s patents with a capture period that runs through March 2017 while NVIDIA products are licensed to our patents, subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products. The agreement also included settlement of the existing litigation between the companies, as well as broad mutual general releases. We agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million in each of January 2011, 2012, and 2013; and $200 million in each of January 2014, 2015, and 2016), which resulted in a liability totaling approximately $1.4 billion, on a discounted basis. In the fourth quarter of 2010, we recognized an expense of $100 million related to the litigation settlement. In the first quarter of 2011, we recognized the remaining amount of $1.3 billion as licensed technology, which will be amortized into cost of sales over its estimated useful life of 17 years. The initial recognition of the intangible asset and associated liability for future payments to NVIDIA is treated as a non-cash transaction and, therefore, has no impact on our consolidated statements of cash flows. Future payments will be treated as cash used for financing activities. As of December 29, 2012, the remaining liability of $875 million is classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments.

We recorded amortization expense on the consolidated statements of income as follows: amortization of acquisition-related developed technology and licensed technology and patents is included in cost of sales, amortization of acquisition-related customer relationships and trade names is included in amortization of acquisition-related intangibles, and amortization of other intangible assets is recorded as a reduction of revenue.

Amortization expenses for the three years ended December 29, 2012 were as follows:

(In Millions)	2012	2011	2010
Acquisition-related developed technology	$557	$482	$65
Acquisition-related customer relationships	$296	$250	$10
Acquisition-related trade names	$12	$10	$8
Licensed technology and patents	$214	$181	$157
Other intangible assets	$86	$—	$—

Based on identified intangible assets that are subject to amortization as of December 29, 2012, we expect future amortization expense to be as follows:

(In Millions)	2013	2014	2015	2016	2017
Acquisition-related developed technology	$552	$530	$254	$167	$47
Acquisition-related customer relationships	$275	$261	$244	$226	$134
Acquisition-related trade names	$11	$10	$9	$4	$1
Licensed technology and patents	$274	$264	$248	$234	$196
Other intangible assets	$104	$9	$39	$—	$—

Note 17: Deferred Income

Deferred income at the end of each period was as follows:

(In Millions)	Dec. 29, 2012	Dec. 31, 2011
Deferred income on shipments of components to distributors	$694	$751
Deferred income from software and services operating segments	1,238	1,178

Current deferred income	$1,932	$1,929
Non-current deferred income from software and services operating segments	473	460

Total deferred income	$2,405	$2,389

We classify non-current deferred income from the software and services operating segments in other long-term liabilities.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Chipset Design Issue

In January 2011, as part of our ongoing quality assurance procedures, we identified a design issue with the Intel® 6 Series Express Chipset family (formerly code-named Cougar Point). The issue affected chipsets sold in the fourth quarter of 2010 and January 2011. We subsequently implemented a silicon fix and began shipping the updated version of the affected chipset in February 2011. The total cost to repair and replace affected materials and systems, located with customers and in the market, was $733 million. We recorded a charge of $311 million in the fourth quarter of 2010, which comprised $67 million in product costs for the affected chipsets and $244 million to establish a product accrual for this issue. We recognized a charge of $343 million in the first quarter of 2011, primarily related to an additional product accrual for the estimated costs to repair and replace affected materials and systems associated with products sold subsequent to December 25, 2010. In the second quarter of 2011, we recognized an additional $79 million charge as we finalized agreements with customers for reimbursement to repair and replace affected materials and systems. We do not expect to have any significant future adjustments to our estimate. The charges incurred in 2011 and 2010 are reflected in the results of the PC Client Group operating segment. As of December 29, 2012, an insignificant product accrual remained for the chipset design issue.

Note 19: Borrowings

Short-Term Debt

As of December 29, 2012, short-term debt consisted of drafts payable of $264 million and notes payable of $48 million (commercial paper of $200 million and drafts payable of $47 million as of December 31, 2011). We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2012 were $500 million ($1.4 billion during 2011). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 29, 2012.

Long-Term Debt

Our long-term debt as of December 29, 2012 and December 31, 2011 was as follows:

(In Millions)	2012	2011
2012 Senior notes due 2017 at 1.35%	$2,997	$—
2012 Senior notes due 2022 at 2.70%	1,494	—
2012 Senior notes due 2032 at 4.00%	743	—
2012 Senior notes due 2042 at 4.25%	924	—
2011 Senior notes due 2016 at 1.95%	1,498	1,498
2011 Senior notes due 2021 at 3.30%	1,996	1,995
2011 Senior notes due 2041 at 4.80%	1,489	1,489
2009 Junior subordinated convertible debentures due 2039 at 3.25%	1,063	1,052
2005 Junior subordinated convertible debentures due 2035 at 2.95%	932	919
2007 Arizona bonds due 2037 at 5.30%	—	131

Total long-term debt	$13,136	$7,084

Senior Notes

In the fourth quarter of 2012, we issued $6.2 billion aggregate principal amount of senior unsecured notes for general corporate purposes and to repurchase shares of our common stock pursuant to our authorized common stock repurchase program. In the third quarter of 2011, we issued $5.0 billion aggregate principal amount of senior unsecured notes, primarily to repurchase shares of our common stock pursuant to our authorized common stock repurchase program, and for general corporate purposes.

Our senior notes pay a fixed rate of interest semiannually. We may redeem our senior notes, in whole or in part, at any time at our option at specified redemption prices. The senior notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.

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

Both the 2009 and 2005 debentures have a contingent interest component that requires us to pay interest based on certain thresholds or for certain events, commencing on August 1, 2019 for the 2009 debentures. As of December 29, 2012, we have not met any of the thresholds or events related to the 2005 debentures. The fair values of the related embedded derivatives were $6 million and zero as of December 29, 2012 for the 2009 and 2005 debentures, respectively ($10 million and zero as of December 31, 2011 for the 2009 and 2005 debentures, respectively).

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

	2009 Debentures		2005 Debentures
(In Millions, Except Per Share Amounts)	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Outstanding principal	$2,000	$2,000	$1,600	$1,600
Equity component carrying amount	$613	$613	$466	$466
Unamortized discount	$922	$933	$656	$669
Net debt carrying amount	$1,063	$1,052	$932	$919
Conversion rate (shares of common stock per $1,000 principal amount of debentures)	45.05	44.55	33.86	32.94
Effective conversion price (per share of common stock)	$22.20	$22.45	$29.53	$30.36

In the preceding table, the remaining amortization periods for the unamortized discounts for the 2009 and 2005 debentures are approximately 27 and 23 years, respectively, as of December 29, 2012.

The conversion rate adjusts for certain events outlined in the indentures governing the 2009 and 2005 debentures, such as quarterly dividend distributions in excess of $0.14 and $0.10 per share for the 2009 and 2005 debentures, respectively, but it does not adjust for accrued interest. In addition, the conversion rate will increase for a holder of either the 2009 or 2005 debentures who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Arizona Bonds

In 2007, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constituted an unsecured general obligation for Intel. The aggregate principal amount of the bonds issued in December 2007 was $125 million. The 2007 Arizona bonds were tendered and repaid in December 2012. These bonds bore interest at a fixed rate of 5.3%. In the future, we may re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity on December 1, 2037.

Debt Maturities

As of December 29, 2012, our aggregate debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2013	$—
2014	—
2015	—
2016	1,500
2017	3,000
2018 and thereafter	10,275

Total	$14,775

Substantially all of the difference between the total aggregate debt maturities in the preceding table and the total carrying amount of our debt is due to the unamortized discount of our convertible debentures.

Note 20: Retirement Benefit Plans

Retirement Contribution Plans

We provide tax-qualified retirement contribution plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Employees hired prior to January 1, 2011 are eligible for and receive discretionary employer contributions in the U.S. Intel Retirement Contribution Plan, while employees hired on or after January 1, 2011 receive discretionary employer contributions in the Intel 401(k) Savings Plan. Our Chief Executive Officer (CEO) determines the annual discretionary employer contribution amounts for the U.S. Intel Retirement Contribution Plan and the Intel 401(k) Savings Plan under delegation of authority from our Board of Directors, pursuant to the terms of the plans. As of December 29, 2012, 80% of our U.S. Intel Retirement Contribution Plan assets were invested in equities, and 20% were invested in fixed-income instruments. These assets are managed by external investment managers. The discretionary employer contributions made to the Intel 401(k) Savings Plan are participant-directed.

For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of compensation in addition to their Intel 401(k) Savings Plan deferrals. This plan is unfunded.

We expensed $357 million for the qualified and non-qualified U.S. retirement contribution plans in 2012 ($340 million in 2011 and $319 million in 2010). In the first quarter of 2013, we funded $336 million for the 2012 contributions to the qualified U.S. retirement contribution plans.

Pension and Postretirement Benefit Plans

U.S. Pension Benefits.  For employees hired prior to January 1, 2011, we provide a tax-qualified defined-benefit pension plan, the U.S. Intel Minimum Pension Plan, for the benefit of eligible employees, former employees, and retirees in the U.S. The U.S. Intel Minimum Pension Plan benefit is determined by a participant’s years of service and final average compensation (taking into account the participant’s Social Security wage base). The plan generates a minimum pension benefit if the participants’ U.S. Intel Minimum Pension Plan benefit exceeds the annuitized value of their U.S. Intel Retirement Contribution Plan benefit. If participant balances in the U.S. Intel Retirement Contribution Plan do not grow sufficiently, the projected benefit obligation of the U.S. Intel Minimum Pension Plan could increase significantly.

Non-U.S. Pension Benefits.  We also provide defined-benefit pension plans in certain other countries, most significantly Ireland, Israel, Germany and Japan. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation. As of June 20, 2012 (the effective date), Ireland closed its pension plan to employees hired on or after the effective date.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Benefit Obligation and Plan Assets

The changes in the benefit obligations and plan assets for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2012	2011	2012	2011	2012	2011
Change in projected benefit obligation:
Beginning benefit obligation	$1,480	$739	$1,121	$902	$369	$297
Service cost	98	51	64	63	30	18
Interest cost	69	42	52	52	17	16
Plan acquisitions	—	—	—	68	—	—
Plan participants’ contributions	—	—	11	10	4	4
Actuarial (gain) loss	108	688	172	98	75	45
Currency exchange rate changes	—	—	15	(38)	—	—
Plan curtailments	—	—	—	(6)	—	—
Plan settlements	—	—	—	(13)	—	—
Benefits paid to plan participants	(13)	(40)	(23)	(15)	(11)	(11)

Ending projected benefit obligation	$1,742	$1,480	$1,412	$1,121	$484	$369

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2012	2011	2012	2011	2012	2011
Change in plan assets:
Beginning fair value of plan assets	$648	$569	$722	$642	$116	$59
Actual return on plan assets	49	26	70	(26)	—	1
Plan acquisitions	—	—	—	72	—	—
Employer contributions	—	93	52	76	82	63
Plan participants’ contributions	—	—	11	10	4	4
Currency exchange rate changes	—	—	6	(24)	—	—
Plan settlements	—	—	—	(13)	—	—
Benefits paid to plan participants	(13)	(40)	(23)	(15)	(11)	(11)

Ending fair value of plan assets	$684	$648	$838	$722	$191	$116

The following table summarizes the amounts recognized on the consolidated balance sheets as of December 29, 2012 and December 31, 2011:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2012	2011	2012	2011	2012	2011
Other long-term assets	$—	$—	$1	$6	$—	$—
Accrued compensation and benefits	—	—	(3)	(7)	—	—
Other long-term liabilities	(1,058)	(832)	(572)	(398)	(293)	(253)
Accumulated other comprehensive loss (income), before tax	1,050	1,039	477	330	138	66

Net amount recognized	$(8)	$207	$(97)	$(69)	$(155)	$(187)

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) before taxes, as of December 29, 2012 and December 31, 2011:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2012	2011	2012	2011	2012	2011
Net prior service credit (cost)	$—	$—	$12	$14	$(60)	$(63)
Net actuarial gain (loss)	(1,050)	(1,039)	(489)	(344)	(78)	(3)

Defined benefit plans, net	$(1,050)	$(1,039)	$(477)	$(330)	$(138)	$(66)

As of December 29, 2012, the accumulated benefit obligation was $562 million for the U.S. Intel Minimum Pension Plan ($426 million as of December 31, 2011) and $1.1 billion for the non-U.S. defined-benefit pension plans ($836 million as of December 31, 2011). Included in the aggregate data in the following tables are the amounts applicable to our pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In Millions)	2012	2011	2012	2011
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$813	$563
Plan assets	$—	$—	$508	$363
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$1,742	$1,480	$1,400	$1,064
Plan assets	$684	$648	$825	$658

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans as of December 29, 2012 and December 31, 2011 were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.9%	4.7%	4.2%	4.9%	3.6%	4.6%
Rate of compensation increase	4.1%	4.5%	4.0%	4.2%	n/a	n/a

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			U.S. Postretirement Medical Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.7%	5.8%	6.1%	5.0%	5.3%	5.6%	4.6%	5.6%	6.3%
Expected long-term rate of return on plan assets	5.0%	5.5%	4.5%	5.9%	6.3%	6.2%	3.0%	3.0%	n/a
Rate of compensation increase	4.5%	4.7%	5.1%	4.1%	4.3%	3.6%	n/a	n/a	n/a

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the U.S. plans, we developed the discount rate by calculating the benefit payment streams by year to determine when benefit payments will be due. We then matched the benefit payment streams by year to the AA corporate bond rates to match the timing and amount of the expected benefit payments and discounted back to the measurement date to determine the appropriate discount rate. For the non-U.S. plans, we used two approaches to develop the discount rate. In certain countries, we used a model consisting of a theoretical bond portfolio for which the timing and amount of cash flows approximated the estimated benefit payments of our pension plans. In other countries, we analyzed current market long-term bond rates and matched the bond maturity with the average duration of the pension liabilities. The expected long-term rate of return on plan assets assumptions takes into consideration both duration and risk of the investment portfolios, and is developed through consensus and building-block methodologies. The consensus methodology includes unadjusted estimates by the fund manager on future market expectations by broad asset classes and geography. The building-block approach determines the rates of return implied by historical risk premiums across asset classes. In addition, we analyzed rates of return relevant to the country where each plan is in effect and the investments applicable to the plan, expectations of future returns, local actuarial projections, and the projected long-term rates of return from external investment managers. The expected long-term rate of return on plan assets shown for the non-U.S. plan assets is weighted to reflect each country’s relative portion of the non-U.S. plan assets.

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			U.S. Postretirement Medical Benefits
(In Millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$98	$51	$38	$64	$63	$40	$30	$18	$16
Interest cost	69	42	34	52	52	35	17	16	14
Expected return on plan assets	(31)	(31)	(18)	(42)	(47)	(34)	(4)	(2)	—
Amortization of prior service cost	—	—	—	(2)	(1)	1	7	8	6
Recognized net actuarial loss (gain)	74	26	18	16	11	5	—	(1)	(1)
Recognized curtailment gains	—	—	—	—	(4)	—	—	—	—
Recognized settlement losses	—	—	—	—	6	—	—	—	—

Net periodic benefit cost	$210	$88	$72	$88	$80	$47	$50	$39	$35

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Pension Plan Assets

In general, the investment strategy for U.S. Intel Minimum Pension Plan assets is to maximize risk-adjusted returns, taking into consideration the investment horizon and expected volatility, to ensure that there are sufficient assets available to pay pension benefits as they come due. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which are 80% to 90% for fixed-income debt instrument investments and 10% to 20% for hedge fund investments. The expected long-term rate of return for the U.S. Intel Minimum Pension Plan assets is 4.5%.

U.S. Intel Minimum Pension Plan assets measured at fair value on a recurring basis consisted of the following investment categories as of December 29, 2012 and December 31, 2011:

	December 29, 2012
	Fair Value Measured at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3
Equity securities:
Hedge fund pool	$—	$92	$—	$92
Fixed income:
Global Bond Fund—common collective trusts	—	17	—	17
Global Bond Fund—government bonds	177	81	—	258
Global Bond Fund—asset-backed securities	—	—	83	83
Global Bond Fund—corporate bonds	72	142	—	214
Global Bond Fund—other	1	9	—	10

Total assets measured at fair value	$250	$341	$83	$674

Cash				10

Total U.S. pension plan assets at fair value				$684

	December 31, 2011
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities:
Hedge fund pool	$—	$97	$—	$97
Fixed income:
Global Bond Fund—common collective trusts	—	51	—	51
Global Bond Fund—government bonds	94	166	—	260
Global Bond Fund—asset-backed securities	—	—	78	78
Global Bond Fund—corporate bonds	—	147	—	147
Global Bond Fund—other	—	6	—	6

Total assets measured at fair value	$94	$467	$78	$639

Cash				9

Total U.S. pension plan assets at fair value				$648

The Global Bond Fund investment strategy seeks to invest in fixed-income securities that provide protection from both deflation and inflation while providing current income. Government bonds include bonds issued or deemed to be guaranteed by government entities and include instruments such as non-U.S. government bonds, U.S. Treasury securities, and U.S. agency securities. Corporate bonds include both U.S. and non-U.S. bonds with the majority held in high-quality bonds. We classified asset-backed securities in the Global

Bond Fund as Level 3, as we have used unobservable inputs to the valuations that were significant to the fair value measurements. During 2012, approximately $90 million of government bonds and corporate bonds was transferred from Level 2 to Level 1, primarily based on the increased market activity for the underlying securities. Our policy is to reflect transfers in and transfers out at the beginning of the period in which a change in circumstances resulted in the transfer.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Plan Assets

The investments of the non-U.S. plans are managed by insurance companies, third-party trustees, or pension funds, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on other similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have discretion to set investment guidelines, the assets are invested in developed country equities and fixed-income debt instruments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities to reduce market risk and to assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 5.2%.

Non-U.S. plan assets measured at fair value on a recurring basis consisted of the following investment categories as of December 29, 2012 and December 31, 2011:

	December 29, 2012
	Fair Value Measured at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3
Equity securities:
Global equities	$183	$53	$—	$236
Real estate	—	—	10	10
Non-U.S. venture capital	—	—	2	2
Fixed income:
Non-U.S. government bonds	—	177	—	177
Money market funds	58	—	—	58
Investments held by insurance companies	—	302	—	302
Insurance contracts	—	—	31	31
Other	—	6	—	6

Total assets measured at fair value	$241	$538	$43	$822

Cash				16

Total non-U.S. plan assets at fair value				$838

	December 31, 2011
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities:
Global equities	$153	$48	$—	$201
Real estate	—	—	10	10
Non-U.S. venture capital	—	—	3	3
Fixed income:
Non-U.S. government bonds	—	124	—	124
Money market funds	57	—	—	57
Investments held by insurance companies	—	280	—	280
Insurance contracts	—	—	29	29
Other	5	—	—	5

Total assets measured at fair value	$215	$452	$42	$709

Cash				13

Total non-U.S. plan assets at fair value				$722

Certain amounts in the 2011 non-U.S. plan assets at fair value table have been reclassified to conform to current year presentation.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of the assets in the “Global equities” category in the preceding tables are invested in a diversified mix of equities of developed countries, including the U.S., and emerging markets throughout the world.

The “Investments held by insurance companies” and “Insurance contracts” categories in the preceding tables are managed by qualified insurance companies. We do not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 40% of total non-U.S. plan assets as of December 29, 2012 (43% as of December 31, 2011).

The target allocation of the non-U.S. plan assets that we have control over is 49% equity securities and 51% fixed-income instruments.

U.S. Postretirement Medical Plan Assets

In general, the investment strategy for U.S. postretirement medical benefits plan assets is to invest primarily in liquid assets due to the level of expected future benefit payments. In 2012 we modified the investment strategy for plan assets from investing solely in a money market account to investing in a tax-aware global equity portfolio, which is actively managed by an external investment manager. The tax-aware global equity portfolio is comprised of a diversified mix of equities in developed countries, including the U.S., and emerging markets throughout the world. The expected long-term rate of return for the U.S. postretirement medical benefits plan assets is 7.7%. As of December 29, 2012, all of the U.S. postretirement medical benefits plan assets were invested in exchange-traded equity securities and were measured at fair value using Level 1 inputs.

Concentrations of Risk

We manage a variety of risks, including market, credit, and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the aforementioned risks that unnecessarily increases the exposure to a loss of plan assets. We monitor exposure to such risks in both the U.S. and non-U.S. plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets, and counterparties. As of December 29, 2012, we did not have concentrations of risk in any single entity, manager, counterparty, sector, industry, or country.

Funding Expectations

Under applicable law for the U.S. Intel Minimum Pension Plan and the U.S. postretirement medical benefits plan, we are not required to make any contributions during 2013. Our expected required funding for the non-U.S. plans during 2013 is approximately $63 million.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

(In Millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	U.S. Postretirement Medical Benefits
2013	$41	$24	$18
2014	$48	$26	$19
2015	$61	$27	$23
2016	$76	$29	$22
2017	$90	$31	$22
2018–2022	$799	$201	$121

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21: Commitments

A portion of our capital equipment and certain facilities are under operating leases that expire at various dates through 2028. Additionally, portions of our land are under leases that expire at various dates through 2062. Rental expense was $214 million in 2012 ($178 million in 2011 and $124 million in 2010).

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 29, 2012:

(In Millions)
2013	$206
2014	177
2015	138
2016	98
2017	80
2018 and thereafter	210

Total	$909

Commitments for construction or purchase of property, plant and equipment totaled $4.6 billion as of December 29, 2012 ($4.7 billion as of December 31, 2011), substantially all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $2.0 billion as of December 29, 2012 (approximately $1.0 billion as of December 31, 2011). Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron and IMFT. For further information on these contractual commitments, see “Note 10: Equity Method and Cost Method Investments.”

Note 22: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

In May 2011, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 168 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 596 million shares. The approval also extended the expiration date of the 2006 Plan to June 2014. The maximum shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) was increased to 394 million shares. As of December 29, 2012, 247 million shares remained available for future grant under the 2006 Plan.

Going forward, we may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once they are assumed, we do not grant additional shares under those plans. In connection with our completed acquisition of McAfee in 2011, we assumed McAfee’s equity incentive plan and issued replacement awards. The stock options and restricted stock units issued generally retain similar terms and conditions of the respective plan under which they were originally granted.

We issue restricted stock units with both a market condition and a service condition (market-based restricted stock units), referred to in our 2012 Proxy Statement as outperformance stock units, to a small group of senior officers and non-employee directors. For market-based restricted stock units issued in 2012, the number of shares of Intel common stock to be received at vesting will range from 50% to 200% of the target amount, based on total stockholder return (TSR) on Intel common stock measured against the benchmark TSR of a peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of December 29, 2012, 4 million market-based restricted stock units were outstanding. These market-based restricted stock units accrue dividend equivalents and generally vest three years and one month from the grant date.

Equity awards granted to employees in 2012 under our equity incentive plans generally vest over four years from the date of grant, and options expire seven years from the date of grant, with the exception of market-based restricted stock units, a small number of restricted stock units granted to executive-level employees, and replacement awards related to acquisitions.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. In May 2011, stockholders approved an extension of the 2006 Stock Purchase Plan. Stockholders approved 133 million additional shares for issuance, increasing the total shares of common stock available for issuance to 373 million shares. The approval also extended the expiration date of the 2006 Stock Purchase Plan to August 2016. As of December 29, 2012, 237 million shares were available for issuance under the 2006 Stock Purchase Plan.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

Share-based compensation recognized in 2012 was $1.1 billion ($1.1 billion in 2011 and $917 million in 2010).

On a quarterly basis, we assess changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2012, 2011, and 2010 was not significant.

The total share-based compensation cost capitalized as part of inventory as of December 29, 2012 was $41 million ($38 million as of December 31, 2011 and $48 million as of December 25, 2010). During 2012, the tax benefit that we realized for the tax deduction from share-based awards totaled $510 million ($327 million in 2011 and $266 million in 2010).

We estimate the fair value of restricted stock unit awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant. We based the weighted average estimated value of restricted stock unit grants, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, as follows:

	2012	2011	2010
Estimated values	$25.32	$19.86	$22.56
Risk-free interest rate	0.3%	0.7%	1.1%
Dividend yield	3.3%	3.4%	2.6%
Volatility	26%	27%	31%

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. We based the weighted average estimated value of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating the fair value, on estimates at the date of grant, as follows:

	Stock Options			Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Estimated values	$4.22	$3.91	$4.82	$5.47	$4.69	$4.71
Expected life (in years)	5.3	5.4	4.9	0.5	0.5	0.5
Risk-free interest rate	1.0%	2.2%	2.5%	0.1%	0.2%	0.2%
Volatility	25%	27%	28%	24%	26%	32%
Dividend yield	3.3%	3.4%	2.7%	3.3%	3.6%	3.1%

We base the expected volatility on implied volatility because we have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Prior to 2011, we used the simplified method of calculating expected life due to significant differences in the vesting terms and contractual life of current option grants compared to our historical grants. In 2011, we began using historical option exercise data as the basis for determining expected life, as we believe that we have sufficient historical data to provide a reasonable basis upon which to estimate the expected life input for valuing options using the Black-Scholes model.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Awards

Information with respect to outstanding restricted stock unit (RSU) activity is as follows:

(In Millions, Except Per RSU Amounts)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 26, 2009	105.4	$17.03
Granted	32.4	$22.56
Vested	(34.6)	$17.70
Forfeited	(3.4)	$17.98

December 25, 2010	99.8	$18.56
Granted	43.3	$19.86
Assumed in acquisition	5.8	$20.80
Vested	(37.5)	$18.60
Forfeited	(4.4)	$19.07

December 31, 2011	107.0	$19.18
Granted	49.9	$25.32
Vested	(43.2)	$18.88
Forfeited	(4.4)	$20.93

December 29, 2012	109.3	$22.03

Expected to vest as of December 29, 2012	103.5	$20.21

The aggregate fair value of awards that vested in 2012 was $1.2 billion ($753 million in 2011 and $808 million in 2010), which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested in 2012 was $816 million ($697 million in 2011 and $612 million in 2010). The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.

As of December 29, 2012, there was $1.5 billion in unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.3 years.

Stock Option Awards

As of December 29, 2012, options outstanding that have vested and are expected to vest are as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)
Vested	139.8	$19.76	2.5	$199
Expected to vest	59.9	$21.12	4.7	$69

Total	199.7	$20.17	3.2	$268

Aggregate intrinsic value represents the difference between the exercise price and $20.23, the closing price of Intel common stock on December 28, 2012, as reported on The NASDAQ Global Select Market*, for all in-the-money options outstanding. Options outstanding that are expected to vest are net of estimated future option forfeitures.

Options with a fair value of $205 million completed vesting during 2012 ($226 million during 2011 and $240 million during 2010). As of December 29, 2012, there was $96 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.0 years.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information with respect to stock option activity is as follows:

(In Millions, Except Per Option Amounts)	Number of Options	Weighted Average Exercise Price
December 26, 2009	451.3	$25.08
Grants	20.2	$23.25
Exercises	(16.6)	$18.36
Cancellations and forfeitures	(16.1)	$24.76
Expirations	(52.4)	$60.68

December 25, 2010	386.4	$20.45
Grants	14.7	$21.49
Assumed in acquisition	12.0	$15.80
Exercises	(86.3)	$20.06
Cancellations and forfeitures	(8.6)	$20.47
Expirations	(19.9)	$24.85

December 31, 2011	298.3	$20.12
Grants	13.5	$27.01
Exercises	(85.8)	$20.45
Cancellations and forfeitures	(3.9)	$21.17
Expirations	(19.3)	$22.45

December 29, 2012	202.8	$20.20

Options exercisable as of:
December 25, 2010	263.0	$21.03
December 31, 2011	203.6	$20.44
December 29, 2012	139.8	$19.76

The aggregate intrinsic value of stock option exercises in 2012 was $517 million ($318 million in 2011 and $65 million in 2010), which represents the difference between the exercise price and the value of Intel common stock at the time of exercise.

The following table summarizes information about options outstanding as of December 29, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares (In Millions)	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Millions)	Weighted Average Exercise Price
$1.12–$15.00	3.6	4.0	$11.94	2.3	$11.75
$15.01–$20.00	125.1	2.9	$18.30	96.5	$18.37
$20.01–$25.00	50.3	3.6	$22.18	30.1	$22.14
$25.01–$30.00	23.3	4.1	$27.09	10.4	$26.97
$30.01–$33.03	0.5	0.9	$32.08	0.5	$32.08

Total	202.8	3.2	$20.20	139.8	$19.76

These options will expire if they are not exercised by specific dates through April 2021. Option exercise prices for options exercised during the three-year period ended December 29, 2012 ranged from $0.33 to $28.15.

Stock Purchase Plan

Approximately 72% of our employees were participating in our stock purchase plan as of December 29, 2012 (70% in

2011 and 75% in 2010). Employees purchased 17.4 million shares in 2012 for $355 million under the 2006 Stock Purchase Plan (18.5 million shares for $318 million in 2011 and 17.2 million shares for $281 million in 2010). As of December 29, 2012, there was $13 million in unrecognized compensation costs related to rights to acquire common stock under our stock purchase plan. We expect to recognize those costs over a period of approximately one and a half months.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of December 29, 2012, $5.3 billion remained available for repurchase under the existing repurchase authorization limit. During 2012, we repurchased 191.0 million shares of common stock at a cost of $4.8 billion (642.3 million shares of common stock at a cost of $14.1 billion in 2011 and 70.3 million shares of common stock at a cost of $1.5 billion in 2010). We have repurchased 4.3 billion shares at a cost of $89 billion since the program began in 1990.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During 2012, we withheld 12.6 million shares to satisfy $345 million of employees’ tax obligations (10.3 million shares to satisfy $207 million during 2011 and 10.1 million shares to satisfy $236 million during 2010). Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Note 24: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

(In Millions, Except Per Share Amounts)	2012	2011	2010
Net income available to common stockholders	$11,005	$12,942	$11,464
Weighted average common shares outstanding—basic	4,996	5,256	5,555
Dilutive effect of employee equity incentive plans	100	101	89
Dilutive effect of convertible debt	64	54	52

Weighted average common shares outstanding—diluted	5,160	5,411	5,696

Basic earnings per common share	$2.20	$2.46	$2.06

Diluted earnings per common share	$2.13	$2.39	$2.01

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

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for the 2005 debentures. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares are determined by applying the treasury stock method. For further discussion on the specific conversion features of our 2005 and 2009 debentures, see “Note 19: Borrowings.”

For 2012, we excluded 29 million outstanding weighted average stock options (90 million in 2011 and 161 million in 2010) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. In 2012 and 2011, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. In 2010, we excluded the 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive. We could potentially exclude the 2009 debentures again in the future if the average market price is below the conversion price.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25: Comprehensive Income

The components of total comprehensive income were as follows:

(In Millions)	2012	2011	2010
Net income	$11,005	$12,942	$11,464
Other comprehensive income (loss)	382	(1,114)	(60)

Total comprehensive income	$11,387	$11,828	$11,404

The components of other comprehensive income (loss) and related tax effects were as follows:

	2012			2011			2010
(In Millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Change in unrealized holding gain (loss) on investments	$909	$(318)	$591	$35	$(13)	$22	$311	$(111)	$200
Less: adjustment for (gain) loss on investments included in net income	(187)	66	(121)	(299)	107	(192)	(94)	34	(60)
Change in deferred tax asset valuation allowance	—	—	—	—	—	—	—	72	72
Less: adjustment for (gain) loss on deferred tax asset valuation allowance included in net income	—	(11)	(11)	—	(99)	(99)	—	(15)	(15)
Change in unrealized holding gain (loss) on derivatives	12	8	20	20	(16)	4	73	(23)	50
Less: adjustment for amortization of (gain) loss on derivatives	78	(13)	65	(161)	38	(123)	(80)	17	(63)
Change in prior service costs	(4)	1	(3)	—	—	—	(67)	24	(43)
Less: adjustment for amortization of prior service costs	5	(2)	3	7	(3)	4	7	(3)	4
Change in actuarial loss	(321)	91	(230)	(900)	284	(616)	(300)	81	(219)
Less: adjustment for amortization of actuarial loss	90	(32)	58	43	(15)	28	22	(8)	14
Change in net foreign currency translation adjustment	12	(2)	10	(155)	13	(142)	—	—	—

Total other comprehensive income (loss)	$594	$(212)	$382	$(1,410)	$296	$(1,114)	$(128)	$68	$(60)

The change in deferred tax asset valuation allowance in the preceding table is related to the reversal of a portion of our deferred tax asset valuation allowance attributed to changes in unrealized holding gains on our available-for-sale investments. This amount is reduced and included in our provision for taxes as these investments mature or are sold.

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period, as well as the activity, were as follows:

(In Millions)	2011	Other Comprehensive Income	2012
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$231	$470	$701
Accumulated net deferred tax asset valuation allowance	104	(11)	93
Accumulated net unrealized holding gain (loss) on derivatives	8	85	93
Accumulated net prior service costs	(32)	—	(32)
Accumulated net actuarial losses	(950)	(172)	(1,122)
Accumulated net foreign currency translation adjustment	(142)	10	(132)

Total accumulated other comprehensive income (loss)	$(781)	$382	$(399)

The estimated net prior service cost and actuarial loss for the defined benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2013 are $4 million and $102 million, respectively.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26: Income Taxes

Income Tax Provision

Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2012	2011	2010
Income before taxes:
U.S.	$10,042	$14,659	$13,926
Non-U.S.	4,831	3,122	2,119

Total income before taxes	$14,873	$17,781	$16,045

Provision for taxes:
Current:
Federal	$2,539	$3,212	$4,049
State	52	104	51
Non-U.S.	1,135	374	359

Total current provision for taxes	$3,726	$3,690	$4,459

Deferred:
Federal	$129	$1,175	$187
Other	13	(26)	(65)

Total deferred provision for taxes	$142	$1,149	$122

Total provision for taxes	$3,868	$4,839	$4,581

Effective tax rate	26.0%	27.2%	28.6%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) was as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(7.3)	(4.4)	(3.4)
Domestic manufacturing deduction benefit	(2.1)	(1.9)	(2.1)
Research and development tax credits	—	(1.0)	(0.9)
Other	0.4	(0.5)	—

Effective tax rate	26.0%	27.2%	28.6%

Income in certain non-U.S. countries is fully exempt from income taxes for a limited period of time due to eligible activities and certain capital investment actions. These full tax exemptions expire at various dates through 2020; however, the exemptions in certain countries are eligible for renewal. In 2012, the tax benefit attributable to tax holidays was $252 million with a $0.05 impact on diluted earnings per share. The tax holiday benefits for 2011 and 2010 were $554 million ($0.10 per diluted share) and $256 million ($0.04 per diluted share), respectively.

During 2012, net income tax benefits attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $137 million (net deficiencies of $18 million in 2011 and net benefits of $40 million in 2010).

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred and Current Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at year-ends were as follows:

(In Millions)	2012	2011
Deferred tax assets
Accrued compensation and other benefits	$1,125	$1,016
Share-based compensation	638	732
Deferred income	637	616
Inventory	506	613
Unrealized losses on investments and derivatives	36	293
State credits and net operating losses	297	230
Other, net	654	756

Gross deferred tax assets	3,893	4,256
Valuation allowance	(389)	(373)

Total deferred tax assets	$3,504	$3,883

Deferred tax liabilities
Property, plant and equipment	$(2,325)	$(2,329)
Licenses and intangibles	(778)	(915)
Convertible debt	(856)	(799)
Investment in foreign subsidiaries	(213)	(214)
Other, net	(269)	(208)

Total deferred tax liabilities	$(4,441)	$(4,465)

Net deferred tax assets (liabilities)	$(937)	$(582)

Reported as:
Current deferred tax assets	$2,117	$1,700
Non-current deferred tax assets	358	335
Non-current deferred tax liabilities	(3,412)	(2,617)

Net deferred tax assets (liabilities)	$(937)	$(582)

Non-current deferred tax assets are included within other long-term assets on the consolidated balance sheets.

The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 29, 2012 included allowances related to unrealized state credit carryforwards of $284 million and matters related to our non-U.S. subsidiaries of $105 million.

As of December 29, 2012, our federal, state, and non-U.S. net operating loss carryforwards for income tax purposes were approximately $271 million, $365 million, and $635 million, respectively. The majority of the non-U.S. net operating loss carryforwards have no expiration date. The remaining non-U.S. as well as the U.S. federal and state net operating loss carryforwards expire at various dates through 2032. A significant amount of the net operating loss carryforwards in the U.S. relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. The non-U.S. net operating loss carryforwards include $412 million that is not likely to be recovered and has been reduced by a valuation allowance.

As of December 29, 2012, we had not recognized U.S. deferred income taxes on a cumulative total of $17.5 billion of undistributed earnings for certain non-U.S. subsidiaries and $2.6 billion of other basis differences of our investments in certain non-U.S. subsidiaries primarily related to McAfee. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings and other basis differences in operations outside the U.S.

Current income taxes receivable of $866 million as of December 29, 2012 ($191 million as of December 31, 2011) is included in other current assets. Current income taxes payable of $711 million as of December 29, 2012 ($335 million as of December 31, 2011) is included in other accrued liabilities.

Long-term income taxes payable of $177 million as of December 29, 2012 ($165 million as of December 31, 2011), within other long-term liabilities, includes uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In Millions)	2012	2011	2010
Beginning gross unrecognized tax benefits	$212	$216	$220
Settlements and effective settlements with tax authorities and related remeasurements	(81)	(63)	(73)
Lapse of statute of limitations	(5)	(17)	—
Increases in balances related to tax positions taken during prior periods	56	91	28
Decreases in balances related to tax positions taken during prior periods	(6)	(21)	(30)
Increases in balances related to tax positions taken during current period	13	6	71

Ending gross unrecognized tax benefits	$189	$212	$216

During 2012, we settled and effectively settled matters with the Internal Revenue Service, certain non-U.S., and state tax authorities relating to tax positions taken during prior periods. The result of the settlements, effective settlements, and resulting remeasurements was a reduction of $81 million in the balance of our gross unrecognized tax benefits ($63 million in 2011 and $73 million in 2010), $7 million of which resulted in a tax benefit for 2012 ($61 million for 2011 and $48 million for 2010).

If the remaining balance of $189 million of unrecognized tax benefits as of December 29, 2012 ($212 million as of December 31, 2011) were realized in a future period, it would result in a tax benefit of $66 million and a reduction in the effective tax rate ($92 million as of December 31, 2011).

Interest and penalties related to unrecognized tax benefits were insignificant in 2012 ($24 million in 2011 and insignificant in 2010). As of December 29, 2012, we had $66 million of accrued interest and penalties related to unrecognized tax benefits ($90 million as of December 31, 2011).

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

Note 27: Contingencies

Legal Proceedings

We are a party to various legal proceedings, including those noted in this section. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. Were unfavorable outcomes to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. However, we have not reached this conclusion with respect to any particular matter at this time.

A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs. In general, they contend that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; and they allege that our software compiler business unfairly prefers Intel microprocessors over competing microprocessors and that, through the use of our compilers and other means, we have caused the dissemination of inaccurate and misleading

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benchmark results concerning our microprocessors. Based on the procedural posture of the various remaining competition matters, which we describe in subsequent paragraphs, our investment of resources to explain and defend our position has declined as compared to the period 2005-2011. Nonetheless, certain of the matters remain active, and these challenges could continue for a number of years, potentially requiring us to invest additional resources. We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in the remaining proceedings.

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

In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC’s decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place on July 3 through July 6, 2012. The court’s decision is expected in mid- to late 2013.

The EC decision exceeds 500 pages but contains no specific direction on whether or how we should modify our business practices. Instead, the decision states that we should “cease and desist” from further conduct that, in the EC’s opinion, would violate applicable law. We have taken steps, which are subject to the EC’s ongoing review, to comply with that decision pending appeal. We opened discussions with the EC to better understand the decision and to explain changes to our business practices. Based on our current understanding and expectations, we do not believe that any such changes will be material to our financial position, results, or cash flows.

In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served on us an Examination Report alleging that sales to two customers during parts of 2002–2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March 2008, we submitted a further response. In April 2008, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. In November 2008, the KFTC issued a final written decision concluding that our discounts had violated Korean antitrust law and imposing a fine on us of approximately $20 million, which we paid in January 2009. In December 2008, we appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC’s decision. We expect a decision from the court in 2013.

At least 82 separate class-action suits have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against Intel by AMD in June 2005 in the U.S. District Court for the District of Delaware (AMD litigation). Like the AMD litigation, these class-action suits allege that we engaged in various actions in violation of the Sherman Act and other laws by, among other things: providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near-exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors; interfering with certain AMD product launches; and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. We dispute these class-action claims and intend to defend the lawsuits vigorously.

All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proceedings). The Delaware district court has appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain PCs containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Class Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master’s Class Report, and a hearing on those objections was held in March 2011. In September 2012, the court ruled that an evidentiary hearing will be necessary to enable the court to rule on the objections to the Special Master’s Class Report, to resolve the motion to certify the class, and to resolve a separate motion to exclude certain testimony and evidence from the MDL plaintiffs’ expert. The hearing is scheduled to occur in July 2013.

All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions has agreed to delay ruling on this motion until after the Delaware district court rules on the similar motion in the MDL proceedings. Based on the procedural posture and the nature of these cases, including, but not limited to, the fact that the Delaware district court has requested an evidentiary hearing and has not yet ruled on class certification issues, we cannot make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.

Lehman Matter

In November 2009, representatives of the Lehman Brothers OTC Derivatives Inc. (LOTC) bankruptcy estate advised us informally that the estate was considering a claim against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to purchase and deliver to us the number of shares of Intel common stock that could be purchased for $1.0 billion at the discounted volume-weighted average price specified in the contract for the period September 2, 2008 to September 26, 2008. LOTC’s performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any shares of our common stock, and we exercised our right to set-off against the $1.0 billion collateral. LOTC has not initiated any action against us to date, but in February 2010, LOTC served a subpoena on us in connection with this transaction. In October 2010, LOTC demanded that we pay it at least $417 million. In September 2010, we entered into an agreement with LOTC that tolled any applicable statutes of limitations for 90 days and precluded the parties from commencing any formal proceedings to prosecute any claims against each other in any forum during that period. The tolling agreement with LOTC was extended several times, but lapsed in June 2011. We continue to believe that we acted appropriately under our agreement with LOTC, and we intend to defend any claim to the contrary. No complaint has been filed, and we cannot make a reasonable estimate of the potential loss or range of losses, if any, that might arise from any such complaint.

McAfee Shareholder Litigation

On August 19, 2010, we announced that we had agreed to acquire all of McAfee’s common stock for $48.00 per share. Four McAfee shareholders filed putative class-action lawsuits in Santa Clara County, California Superior Court challenging the proposed transaction. The cases were ordered consolidated in September 2010. Plaintiffs filed an amended complaint that named former McAfee board members, McAfee and Intel as defendants, and alleged that the McAfee board members breached their fiduciary duties and that McAfee and Intel aided and abetted those breaches of duty. The complaint requested rescission of the merger agreement, such other equitable relief as the court may deem proper, and an award of damages in an unspecified amount. In June 2012, the plaintiffs’ damages expert asserted that the value of a McAfee share for the purposes of assessing damages should be $62.08.

In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative, and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial, and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012.

In August 2012, defendants filed a motion for summary judgment, which was scheduled for hearing on November 2, 2012. On November 1, 2012, the court issued a tentative ruling granting defendants’ motion. Plaintiffs chose not to contest the tentative ruling, and the court adopted it as its final ruling on November 6, 2012. The trial court entered final judgment in the case on February 13, 2013, and plaintiffs have 60 days from the date of the judgment to file any appeal. Because the resolution of any appeal of this matter may materially impact the scope and nature of the proceeding, we cannot make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

X2Y Attenuators, LLC v. Intel et al

In May 2011, X2Y Attenuators, LLC (X2Y) filed a patent infringement lawsuit in the U.S. District Court for the Western District of Pennsylvania and a complaint with the U.S. International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and two of our customers, Apple Inc. and Hewlett-Packard Company, alleging infringement of five patents. X2Y subsequently added a sixth patent to both actions. The district court action is stayed pending resolution of the ITC proceeding. X2Y alleges that at least Intel Core and Intel Xeon processor families infringe the asserted patents. X2Y also requests that the ITC issue permanent exclusion and cease-and-desist orders to, among other things, prohibit us from importing these microprocessors and Apple and Hewlett-Packard Company products that incorporate these microprocessors into the United States. In the district court action, X2Y seeks unspecified damages, including enhanced damages for alleged willful infringement, and injunctive relief. On June 13, 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The Administrative Law Judge held a hearing on the remaining three patents in August 2012 and issued an initial determination in December 2012. In the initial determination, the Administrative Law Judge found that Intel, Apple, and Hewlett-Packard have not violated Section 337 of the Tariff Act of 1930 because they have not infringed any of the asserted claims of the three patents, and ruled that the asserted claims of two of the patents were invalid. In December 2012, the parties filed petitions for review of the initial determination by the ITC. On February 15, 2013, the ITC determined to review in part the initial determination. On review, the Commission determined to reverse or vacate certain findings, and to terminate the investigation with a finding of no violation. Based on the procedural posture and nature of the cases, including, but not limited to, the fact that monetary damages are not an available remedy in the ITC, and because discovery regarding X2Y’s claimed damages has not commenced in the stayed district court action, we cannot make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute the claims and intend to defend the lawsuits vigorously.

Note 28: Operating Segment and Geographic Information

Our operating segments in effect as of December 29, 2012 include:

•	PC Client Group
•	Data Center Group
•	Other Intel architecture operating segments
•	Intelligent Systems Group
•	Intel Mobile Communications
•	Netbook Group
•	Tablet Group
•	Phone Group
•	Service Provider Group
•	Software and services operating segments
•	McAfee
•	Wind River Software Group
•	Software and Services Group
•	All Other
•	Non-Volatile Memory Solutions Group

In 2012, we reorganized our smartphone, tablet, and mobile communication businesses within other Intel architecture operating segments to enable us to move faster and with greater collaboration and synergies in the market segment for mobile devices. As part of this reorganization, the former Netbook and Tablet Group was separated into the following new operating segments: Netbook Group, Tablet Group, and Service Provider Group. Additionally, the former Ultra-Mobility Group is now the Phone Group. The other Intel architecture operating segments continue to include the Intelligent Systems Group and Intel Mobile Communications. The other Intel architecture operating segments aggregation has not changed.

The Chief Operating Decision Maker (CODM) is our President and CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

Our PC Client Group and our Data Center Group are reportable operating segments. We also aggregate and disclose the financial results of our non-reportable operating segments within “other Intel architecture operating segments” and “software and services operating segments” as shown in the preceding operating segments list. Each of the operating segments within the aggregated operating segments does not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•

PC Client Group.  Includes platforms designed for the notebook (including Ultrabook™, detachable, and convertible systems) and desktop (including high-end enthusiast PCs) market segments; and wireless connectivity products.

•	Data Center Group. Includes platforms designed for the server, workstation, and storage computing market segments; and wired network connectivity products.
•

Other Intel architecture operating segments.  Includes platforms designed for embedded applications; mobile phone components such as baseband processors, radio frequency transceivers, and power management chips; platforms designed for the netbook market segment; platforms designed for the tablet market segment; platforms designed for the smartphone market segment; and gateway and set-top box components.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported in the table that follows.

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

Net revenue and operating income (loss) for the three years ended December 29, 2012 were as follows:

(In Millions)	2012	2011	2010
Net revenue
PC Client Group	$34,274	$35,406	$30,327
Data Center Group	10,741	10,129	8,693
Other Intel architecture operating segments	4,378	5,005	3,055
Software and services operating segments	2,381	1,870	264
All other	1,567	1,589	1,284

Total net revenue	$53,341	$53,999	$43,623

Operating income (loss)
PC Client Group	$13,053	$14,793	$12,971
Data Center Group	5,073	5,100	4,388
Other Intel architecture operating segments	(1,377)	(577)	270
Software and services operating segments	(11)	(32)	(175)
All other	(2,100)	(1,807)	(1,866)

Total operating income	$14,638	$17,477	$15,588

In 2012, Hewlett-Packard Company accounted for 18% of our net revenue (19% in 2011 and 21% in 2010), Dell Inc. accounted for 14% of our net revenue (15% in 2011 and 17% in 2010), and Lenovo Group Limited accounted for 11% of our net revenue (9% in 2011 and 8% in 2010). The majority of the revenue from these customers was from the sale of platforms and other components by the PC Client Group and the Data Center Group operating segments.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Most of our revenue in the PC Client Group and Data Center Group comes from the sale of platforms.

Net revenue by country for the three years ended December 29, 2012 is based on the billing location of the customer. Certain prior-period amounts have been reclassified to conform to the current year’s presentation. Revenue from unaffiliated customers was as follows:

(In Millions)	2012	2011	2010
Singapore	$12,622	$13,626	$10,740
Taiwan	9,327	8,534	7,189
United States	8,348	9,005	6,395
China (including Hong Kong)	8,299	7,133	5,636
Japan	4,303	4,538	4,655
Other countries	10,442	11,163	9,008

Total net revenue	$53,341	$53,999	$43,623

Revenue from unaffiliated customers outside the U.S. totaled $44,993 million in 2012 ($44,994 million in 2011 and $37,228 million in 2010).

Net property, plant and equipment by country was as follows:

(In Millions)	2012	2011	2010
United States	$20,542	$16,448	$12,652
Israel	3,389	3,356	2,087
Other countries	4,052	3,823	3,160

Total property, plant and equipment, net	$27,983	$23,627	$17,899

Net property, plant and equipment outside the U.S. totaled $7,441 million in 2012 ($7,179 million in 2011 and $5,247 million in 2010).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

San Jose, California

February 19, 2013

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation

We have audited Intel Corporation’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Intel Corporation and our report dated February 19, 2013 expressed an unqualified opinion thereon.

San Jose, California

February 19, 2013

INTEL CORPORATION

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2012 for Quarter Ended (In Millions, Except Per Share Amounts)	December 29	September 29	June 30	March 31
Net revenue	$13,477	$13,457	$13,501	$12,906
Gross margin	$7,817	$8,515	$8,554	$8,265
Net income	$2,468	$2,972	$2,827	$2,738
Basic earnings per common share	$0.50	$0.59	$0.56	$0.55
Diluted earnings per common share	$0.48	$0.58	$0.54	$0.53
Dividends per common share
Declared	$—	$0.4500	$—	$0.4200
Paid	$0.2250	$0.2250	$0.2100	$0.2100
Market price range common stock[1]
High	$22.84	$26.88	$29.18	$28.19
Low	$19.36	$22.54	$25.04	$24.54

2011 for Quarter Ended (In Millions, Except Per Share Amounts)	December 31	October 1	July 2	April 2
Net revenue	$13,887	$14,233	$13,032	$12,847
Gross margin	$8,952	$9,018	$7,902	$7,885
Net income	$3,360	$3,468	$2,954	$3,160
Basic earnings per common share	$0.66	$0.67	$0.56	$0.58
Diluted earnings per common share	$0.64	$0.65	$0.54	$0.56
Dividends per common share
Declared	$—	$0.42	$—	$0.3624
Paid	$0.21	$0.21	$0.1812	$0.1812
Market price range common stock[1]
High	$25.66	$23.23	$23.88	$22.14
Low	$20.62	$19.19	$19.49	$19.72

[1]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market*. All stock prices are closing prices per The NASDAQ Global Select Market*.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 29, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included at the end of Part II, Item 8 of this Form 10-K.

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

The information in our 2013 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2013 Proxy Statement is incorporated by reference in this section.

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

The information appearing in our 2013 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2013 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders in our 2013 Proxy Statement under the heading “Proposal 4: Approval of Amendment and Extension of the 2006 Equity Incentive Plan” is incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2013 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2013 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

Intel, the Intel logo, Intel Core, Core Inside, Intel Atom, Intel Atom Inside, Intel Inside, Intel Inside logo, Intel vPro, Intel Xeon, Xeon Inside, Intel Xeon Phi, Itanium, Pentium, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.

*	Other names and brands may be claimed as the property of others.

INTEL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 29, 2012, December 31, 2011, and December 25, 2010

(In Millions)	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful receivables
2012	$36	$3	$(1)	$38
2011	$28	$8	$—	$36
2010	$19	$9	$—	$28
Valuation allowance for deferred tax assets
2012	$373	$77	$(61)	$389
2011	$252	$121	$—	$373
2010	$329	$14	$(91)	$252

Deductions in allowance for doubtful receivables represent uncollectible accounts written off, net of recoveries.

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
4.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the “Convertible Note Indenture”)	10-K	000-06217	4.2	2/27/2006
4.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/2006
4.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/2008
4.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/2/2009
4.2.6	Second Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.95% Senior Notes due 2016, 3.30% Senior Notes due 2021, and 4.80% Senior Notes due 2041, dated as of September 19, 2011	8-K	000-06217	4.01	9/19/2011
4.2.7	Third Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.35% Senior Notes due 2017, 2.70% Senior Notes due 2022, 4.00% Senior Notes due 2032 and 4.25% Senior Notes due 2042, dated as of December 11, 2012	8-K	000-06217	4.01	12/11/2012
4.2.8	Fourth Supplemental Indenture to Open-Ended Indenture for the Registrant’s 4.25% Senior Notes due 2042, dated as of December 14, 2012	8-K	000-06217	4.01	12/14/2012
10.1**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/1998
10.1.2	Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/2003
10.2**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/2004
10.2.1**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/2004
10.2.2**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/2004
10.2.3**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/2004
10.2.4**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/2004
10.2.5**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/2004
10.2.6**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/2005
10.2.7**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/2006

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.2.8**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/2006
10.2.9**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/2006
10.2.10**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/2006
10.2.11**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/2006
10.3**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions	10-Q	000-06217	10.5	5/2/2008
10.4**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/2006
10.4.1**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program)	8-K	000-06217	10.2	7/6/2006
10.4.2**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.7	7/6/2006
10.4.3**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006)	8-K	000-06217	10.8	7/6/2006
10.4.4**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/2006
10.4.5**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.14	7/6/2006
10.4.6**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.15	7/6/2006
10.4.7**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.19	7/6/2006
10.4.8**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/2006
10.4.9**	Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/2007
10.4.10**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2007	8-K	000-06217	10.1	5/16/2007
10.4.11**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini on April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan (under the ELTSOP RSU Program)	8-K	000-06217	99.1	4/17/2008
10.4.12**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after March 27, 2009 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06217	10.1	4/30/2009

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.4.13**	Standard International Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the standard OSU program)	10-Q	000-06217	10.2	4/30/2009
10.4.14**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the Intel Corporation 2006 Equity Incentive Plan	10-Q	000-06217	10.3	4/30/2009
10.4.15**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 20, 2009	8-K	000-06217	10.1	5/22/2009
10.4.16**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	8/3/2009
10.4.17**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the OSU program)	10-Q	000-06217	10.2	8/3/2009
10.4.18**	Form of Notice of Grant—Restricted Stock Units	10-Q	000-06217	10.3	8/3/2009
10.4.19**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to A. Douglas Melamed on January 22, 2010 under the Intel Corporation 2006 Equity Incentive Plan (standard option program)	10-K	000-06217	10.5	2/22/2010
10.4.20**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after January 22, 2010 under the Intel Corporation Equity Incentive Plan (standard OSU program)	10-K	000-06217	10.48	2/22/2010
10.4.21**	Intel Corporation Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after January 22, 2010 under the standard OSU program)	10-K	000-06217	10.49	2/22/2010
10.4.22**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after July 1, 2010 under the OSU program)	10-Q	000-06217	10.1	7/30/2010
10.4.23**	Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard MCM-RSU program)	8-K	000-06217	99.1	1/26/2011
10.4.24**	Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard OSU program)	8-K	000-06217	99.2	1/26/2011
10.4.25**	Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	8-K	000-06217	99.3	1/26/2011
10.4.26**	Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the Intel Corporation 2006 Equity Incentive Plan (standard MCM-RSU program)	8-K	000-06217	99.4	1/26/2011
10.4.27**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.1	6/24/2011
10.4.28**	Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting)	10-K	000-06217	10.56	2/23/2012
10.4.29**	Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the Intel Corporation 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-K	000-06217	10.57	2/23/2012
10.4.30**	Terms and Conditions of Success Equity Award (CEO performance based RSUs)	10-Q	000-06217	10.1	5/4/2012

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.5**	Form of Stock Option Agreement with Continued Post-Retirement Exercisability	10-Q	000-06217	10.3	5/2/2008
10.6**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions and the Addition of the Ability to Change the Grant Agreement as Laws Change	10-Q	000-06217	10.6	5/2/2008
10.7**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/2007
10.8**	Amendment to the Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2012	10-K	000-06217	10.31	2/23/2012
10.9**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/1999
10.10**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10.11**	Listed Officer Compensation	10-Q	000-06217	10.1	5/3/2007
10.12**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective January 1, 2009	S-8	333-172024	99.1	2/2/2011
10.13**	Intel Corporation 2006 Stock Purchase Plan, effective May 17, 2006	S-8	333-135178	99.1	6/21/2006
10.13.1**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/2009
10.13.2**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.2	6/24/2011
10.13.3**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective July 19, 2011	10-Q	000-06217	10.3	8/8/2011
10.14**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/2006
10.15**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10.16	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.17	Agreement and Plan of Merger Among Intel Corporation, Jefferson Acquisition Corporation and McAfee, Inc. dated August 18, 2010	8-K	000-06217	2.1	8/19/2010
10.18	Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.	8-K	000-06217	10.1	1/10/2011
10.19	Offer Letter from Intel Corporation to Doug Melamed dated November 10, 2009	10-Q	000-06217	10.1	5/9/2011
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
21.1	Intel Corporation Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION Registrant

By:	/S/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, Director of Corporate Strategy, and Principal Accounting Officer
February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLENE BARSHEFSKY	/S/ JAMES D. PLUMMER
Charlene Barshefsky	James D. Plummer
Director	Director
February 19, 2013	February 19, 2013

/S/ ANDY D. BRYANT	/S/ DAVID S. POTTRUCK
Andy D. Bryant	David S. Pottruck
Chairman of the Board and Director	Director
February 19, 2013	February 19, 2013

/S/ SUSAN L. DECKER	/S/ STACY J. SMITH
Susan L. Decker	Stacy J. Smith
Director February 19, 2013	Executive Vice President, Chief Financial Officer, Director of Corporate Strategy, and Principal Accounting Officer

February 19, 2013

/S/ JOHN J. DONAHOE	/S/ FRANK D. YEARY
John J. Donahoe	Frank D. Yeary
Director	Director
February 19, 2013	February 19, 2013

/S/ REED E. HUNDT	/S/ DAVID B. YOFFIE
Reed E. Hundt	David B. Yoffie
Director	Director
February 19, 2013	February 19, 2013

/S/ PAUL S. OTELLINI
Paul S. Otellini
President, Chief Executive Officer, Director, and
Principal Executive Officer
February 19, 2013