Form 10-Q
period 2013-03-30
INTEL CORP
filed 2013-04-29
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 19, 2013
Common stock, $0.001 par value	4,971 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 30, 2013	Mar 31, 2012
Net revenue	$12,580	$12,906
Cost of sales	5,514	4,641
Gross margin	7,066	8,265
Research and development	2,527	2,401
Marketing, general and administrative	1,947	1,973
Amortization of acquisition-related intangibles	73	81
Operating expenses	4,547	4,455
Operating income	2,519	3,810
Gains (losses) on equity investments, net	(26)	(19)
Interest and other, net	(50)	23
Income before taxes	2,443	3,814
Provision for taxes	398	1,076
Net income	$2,045	$2,738
Basic earnings per common share	$0.41	$0.55
Diluted earnings per common share	$0.40	$0.53
Cash dividends declared per common share	$0.45	$0.42
Weighted average common shares outstanding:
Basic	4,948	4,999
Diluted	5,080	5,192
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In Millions)	Mar 30, 2013	Mar 31, 2012
Net income	$2,045	$2,738
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	173	166
Change in net unrealized holding gains (losses) on derivatives	(156)	(34)
Change in net prior service costs	1	1
Change in net actuarial losses	34	16
Change in net foreign currency translation adjustment	(63)	28
Other comprehensive income (loss)	(11)	177
Total comprehensive income	$2,034	$2,915
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Mar 30, 2013	Dec 29, 2012
Assets
Current assets:
Cash and cash equivalents	$5,698	$8,478
Short-term investments	4,323	3,999
Trading assets	7,052	5,685
Accounts receivable, net	3,536	3,833
Inventories	4,358	4,734
Deferred tax assets	2,109	2,117
Other current assets	1,601	2,512
Total current assets	28,677	31,358

Property, plant and equipment, net of accumulated depreciation of $39,023 ($38,063 as of December 29, 2012)	28,418	27,983
Marketable equity securities	4,698	4,424
Other long-term investments	1,309	493
Goodwill	9,756	9,710
Identified intangible assets, net	5,807	6,235
Other long-term assets	4,418	4,148
Total assets	$83,083	$84,351

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$88	$312
Accounts payable	2,654	3,023
Accrued compensation and benefits	1,501	2,972
Accrued advertising	987	1,015
Deferred income	1,901	1,932
Other accrued liabilities	4,667	3,644
Total current liabilities	11,798	12,898

Long-term debt	13,143	13,136
Long-term deferred tax liabilities	3,427	3,412
Other long-term liabilities	3,521	3,702
Contingencies (Note 18)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,948 shares issued and outstanding (4,944 as of December 29, 2012)	20,098	19,464
Accumulated other comprehensive income (loss)	(410)	(399)
Retained earnings	31,506	32,138
Total stockholders’ equity	51,194	51,203
Total liabilities and stockholders’ equity	$83,083	$84,351
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In Millions)	Mar 30, 2013	Mar 31, 2012
Cash and cash equivalents, beginning of period	$8,478	$5,065
Cash flows provided by (used for) operating activities:
Net income	2,045	2,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,682	1,519
Share-based compensation	295	274
Excess tax benefit from share-based payment arrangements	(1)	(19)
Amortization of intangibles	382	266
(Gains) losses on equity investments, net	26	19
Deferred taxes	(56)	(45)
Changes in assets and liabilities:
Accounts receivable	293	(387)
Inventories	372	(381)
Accounts payable	(17)	37
Accrued compensation and benefits	(1,370)	(1,450)
Income taxes payable and receivable	257	760
Other assets and liabilities	377	(359)
Total adjustments	2,240	234
Net cash provided by operating activities	4,285	2,972

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,174)	(2,974)
Acquisitions, net of cash acquired	(98)	(176)
Purchases of available-for-sale investments	(3,475)	(1,529)
Sales of available-for-sale investments	304	333
Maturities of available-for-sale investments	1,711	1,827
Purchases of trading assets	(5,191)	(4,303)
Maturities and sales of trading assets	3,558	4,567
Collection of loans receivable	8	133
Investments in non-marketable equity investments	(35)	(116)
Return of equity method investments	13	67
Purchases of licensed technology and patents	(33)	(3)
Other investing	95	63
Net cash used for investing activities	(5,317)	(2,111)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(224)	115
Excess tax benefit from share-based payment arrangements	1	19
Proceeds from sales of shares through employee equity incentive plans	465	1,244
Repurchase of common stock	(559)	(1,519)
Payment of dividends to stockholders	(1,114)	(1,049)
Other financing	(307)	(305)
Net cash used for financing activities	(1,738)	(1,495)

Effect of exchange rate fluctuations on cash and cash equivalents	(10)	(2)

Net increase (decrease) in cash and cash equivalents	(2,780)	(636)

Cash and cash equivalents, end of period	$5,698	$4,429

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$—	$9
Income taxes, net of refunds	$200	$376

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 29, 2012.
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2012.
Note 2: Fair Value
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. Our financial assets are measured and recorded at fair value, except for equity method investments, cost method investments, cost method loans receivable, and reverse repurchase agreements with original maturities greater than approximately three months. Most of our liabilities are not measured and recorded at fair value.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Investments in Debt Instruments
Debt investments reflected in the following table include investments such as asset-backed securities, bank deposits, commercial paper, corporate bonds, government bonds, money market fund deposits, municipal bonds, and reverse repurchase agreements classified as cash equivalents. When we use observable market prices for identical securities that are traded in less active markets, we classify our debt investments as Level 2. When observable market prices for identical securities are not available, we price our debt investments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at the end of each period:

	March 30, 2013				December 29, 2012
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Bank deposits	$—	$1,149	$—	$1,149	$—	$822	$—	$822
Commercial paper	—	2,172	—	2,172	—	2,711	—	2,711
Corporate bonds	12	20	—	32	—	—	—	—
Government bonds	4	—	—	4	400	66	—	466
Money market fund deposits	421	—	—	421	1,086	—	—	1,086
Reverse repurchase agreements	—	1,200	—	1,200	—	2,800	—	2,800
Short-term investments:
Bank deposits	—	591	—	591	—	540	—	540
Commercial paper	—	1,854	—	1,854	—	1,474	—	1,474
Corporate bonds	161	481	16	658	75	292	21	388
Government bonds	1,050	170	—	1,220	1,307	290	—	1,597
Trading assets:
Asset-backed securities	—	—	171	171	—	—	68	68
Bank deposits	—	266	—	266	—	247	—	247
Commercial paper	—	435	—	435	—	336	—	336
Corporate bonds	1,769	421	—	2,190	482	1,109	—	1,591
Government bonds	2,452	1,287	—	3,739	1,743	1,479	—	3,222
Money market fund deposits	102	—	—	102	18	—	—	18
Municipal bonds	—	149	—	149	—	203	—	203
Other current assets:
Derivative assets	—	251	1	252	12	208	1	221
Loans receivable	—	197	—	197	—	203	—	203
Marketable equity securities	4,698	—	—	4,698	4,424	—	—	4,424
Other long-term investments:
Asset-backed securities	—	—	11	11	—	—	11	11
Bank deposits	—	121	—	121	—	56	—	56
Corporate bonds	140	400	24	564	10	218	26	254
Government bonds	224	389	—	613	59	113	—	172
Other long-term assets:
Derivative assets	—	27	20	47	—	20	18	38
Loans receivable	—	567	—	567	—	577	—	577
Total assets measured and recorded at fair value	$11,033	$12,147	$243	$23,423	$9,616	$13,764	$145	$23,525
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$442	$—	$442	$1	$291	$—	$292
Other long-term liabilities:
Derivative liabilities	—	33	—	33	—	20	—	20
Total liabilities measured and recorded at fair value	$—	$475	$—	$475	$1	$311	$—	$312

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. The underlying assets of most of our reverse repurchase agreements presented in the preceding table are government bonds.
During the first three months of 2013, we purchased $110 million of asset-backed securities and classified these investments as Level 3. During the first three months of 2013, we transferred approximately $615 million of corporate bonds and government bonds from Level 2 to Level 1 of the fair value hierarchy, primarily based on greater market activity for the underlying securities. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of March 30, 2013, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at a fair value are included in the "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section that follows.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.
A portion of our non-marketable equity investments has been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of March 30, 2013 were $14 million during the first three months of 2013 (impairment charges recognized on non-marketable equity investments held as of March 31, 2012 were $59 million during the first three months of 2012). The fair value of the non-marketable equity investments impaired during the first three months of 2013 was $19 million at the time of impairment ($11 million for non-marketable equity investments impaired during the first three months of 2012).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On a quarterly basis, we measure the fair value of our non-marketable cost method investments, indebtedness carried at amortized cost, cost method loans receivable, grants receivable, and reverse repurchase agreements with original maturities greater than approximately three months; however, the assets are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of certain financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	March 30, 2013
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,206	$—	$—	$1,843	$1,843
Loans receivable	$191	$—	$150	$41	$191
Reverse repurchase agreements	$65	$—	$65	$—	$65
Grants receivable	$321	$—	$327	$—	$327
Long-term debt	$13,143	$11,467	$2,743	$—	$14,210
Short-term debt	$70	$—	$70	$—	$70
NVIDIA Corporation cross-license agreement liability	$578	$—	$593	$—	$593

	December 29, 2012
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,202	$—	$—	$1,766	$1,766
Loans receivable	$199	$—	$150	$48	$198
Reverse repurchase agreements	$50	$—	$50	$—	$50
Grants receivable	$198	$—	$205	$—	$205
Long-term debt	$13,136	$11,442	$2,926	$—	$14,368
Short-term debt	$48	$—	$48	$—	$48
NVIDIA Corporation cross-license agreement liability	$875	$—	$890	$—	$890

As of March 30, 2013 and December 29, 2012, the unrealized loss position of our non-marketable cost method investments was insignificant.
Our non-marketable cost method investments are valued using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates for investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenues and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable cost method investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the lack of marketability of the investments.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $764 million as of March 30, 2013 ($780 million as of December 29, 2012). The carrying amount and fair value of short-term debt exclude drafts payable.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A/A2 or better for most of our loans receivable and all of our reverse repurchase agreements as of March 30, 2013. Our long-term debt recognized at amortized cost comprises our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and it is therefore classified as Level 1. The fair value of our convertible long-term debt is determined using discounted cash flow models with observable market inputs, and it takes into consideration variables such as interest rate changes, comparable securities, subordination discount, and credit-rating changes.

The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of March 30, 2013 and December 29, 2012, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The NVIDIA Corporation cross-license agreement liability in the preceding table was incurred as result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of March 30, 2013 and December 29, 2012, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 3: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Mar 30, 2013	Dec 29, 2012
Available-for-sale investments	$14,108	$14,001
Cash	720	593
Equity method investments	962	992
Loans receivable	955	979
Non-marketable cost method investments	1,206	1,202
Reverse repurchase agreements	1,265	2,850
Trading assets	7,052	5,685
Total cash and investments	$26,268	$26,302
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	March 30, 2013				December 29, 2012
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$12	$—	$(1)	$11	$14	$—	$(3)	$11
Bank deposits	1,860	1	—	1,861	1,417	1	—	1,418
Commercial paper	4,025	1	—	4,026	4,184	1	—	4,185
Corporate bonds	1,250	6	(2)	1,254	635	8	(1)	642
Government bonds	1,838	—	(1)	1,837	2,235	—	—	2,235
Marketable equity securities	3,355	1,346	(3)	4,698	3,356	1,069	(1)	4,424
Money market fund deposits	421	—	—	421	1,086	—	—	1,086
Total available-for-sale investments	$12,761	$1,354	$(7)	$14,108	$12,927	$1,079	$(5)	$14,001
In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Bank deposits were primarily issued by institutions outside the U.S. as of March 30, 2013 and December 29, 2012.
The amortized cost and fair value of available-for-sale debt investments as of March 30, 2013, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$7,678	$7,680
Due in 1–2 years	1,113	1,116
Due in 2–5 years	182	182
Instruments not due at a single maturity date	433	432
Total	$9,406	$9,410
Instruments not due at a single maturity date in the preceding table include asset-backed securities and money market fund deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We sold available-for-sale investments for proceeds of $304 million in the first three months of 2013 ($333 million in the first three months of 2012).
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 17: Comprehensive Income".
Equity Method Investments
IM Flash Technologies, LLC and IM Flash Singapore, LLP
Micron Technology, Inc. and Intel formed IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) to manufacture NAND flash memory products for Micron and Intel. During the second quarter of 2012, we entered into agreements with Micron that modified our joint venture relationship including an agreement to sell our ownership interest in IMFS. We received $605 million in the second quarter of 2012 from the sale of assets of IMFS and certain assets of IMFT to Micron. As of March 30, 2013, we own a 49% interest in the remaining assets held by IMFT. The carrying value of our investment in IMFT was $629 million as of March 30, 2013 ($642 million as of December 29, 2012) and is classified within other long-term assets.
As part of the agreements to modify our joint venture relationship, we also entered into an amended operating agreement for IMFT. This amended operating agreement extends the term of IMFT to 2024, unless earlier terminated under certain terms and conditions, and provides that IMFT may manufacture certain emerging memory technologies in addition to NAND flash memory. These agreements include a supply agreement for Micron to supply us with NAND flash memory products. We provided approximately $365 million to Micron in the second quarter of 2012, primarily for subsequent product purchases under the supply agreement with Micron. The agreements also extend and expand our NAND joint development program with Micron to include emerging memory technologies. Additionally, the amended agreement provides for certain rights that, beginning in 2015, will enable us to sell to Micron, or enable Micron to purchase from us, our interest in IMFT. If Intel exercises this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years.
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $100 million during the first three months of 2013 (approximately $240 million during the first three months of 2012 for IMFT and IMFS). Subsequent to the sale of our ownership interest in IMFS in the second quarter of 2012, we no longer incur costs related to IMFS. The amount due to IMFT for product purchases and services provided was approximately $95 million as of March 30, 2013 (approximately $90 million as of December 29, 2012). During the first three months of 2013, $13 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($67 million during the first three months of 2012).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $629 million as of March 30, 2013. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of March 30, 2013. In addition, our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture’s economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. We have determined that we do not have both of these characteristics and, therefore, we account for our interest in IMFT and our prior interest in IMFS using the equity method of accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Trading Assets
As of March 30, 2013 and December 29, 2012, all of our trading assets were marketable debt instruments. Net losses related to trading assets still held at the reporting date were $163 million in the first three months of 2013 (net losses of $20 million in the first three months of 2012). Net gains on the related derivatives were $164 million in the first three months of 2013 (net gains of $28 million in the first three months of 2012).
Note 4: Inventories
Inventories at the end of each period were as follows:

(In Millions)	Mar 30, 2013	Dec 29, 2012
Raw materials	$451	$478
Work in process	2,129	2,219
Finished goods	1,778	2,037
Total inventories	$4,358	$4,734
Note 5: Derivative Financial Instruments
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

Equity Market Risk
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 30, 2013	Dec 29, 2012	Mar 31, 2012
Currency forwards	$13,141	$13,117	$11,116
Currency interest rate swaps	3,464	2,711	1,812
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,041	1,101	1,689
Total return swaps	859	807	821
Other	82	127	151
Total	$22,187	$21,463	$19,189
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Mar 30, 2013	Dec 29, 2012	Mar 31, 2012
British pound sterling	$422	$308	$523
Chinese yuan	572	647	803
Euro	6,800	5,994	3,553
Israeli shekel	1,974	2,256	1,823
Japanese yen	3,854	4,389	4,040
Malaysian ringgit	520	442	914
Swiss franc	1,312	657	237
Other	1,151	1,135	1,035
Total	$16,605	$15,828	$12,928

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments at the end of each period were as follows:

	March 30, 2013				December 29, 2012
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$62	$1	$261	$12	$91	$2	$127	$—
Other	1	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	$63	$1	$261	$12	$91	$2	$127	$—
Derivatives not designated as hedging instruments
Currency forwards	$96	$—	$70	$—	$85	$—	$58	$—
Currency interest rate swaps	92	25	74	9	33	18	72	14
Embedded debt derivatives	—	—	—	12	—	—	—	6
Interest rate swaps	—	—	37	—	—	—	34	—
Total return swaps	—	—	—	—	11	—	—	—
Other	1	21	—	—	1	18	1	—
Total derivatives not designated as hedging instruments	$189	$46	$181	$21	$130	$36	$165	$20
Total derivatives	$252	$47	$442	$33	$221	$38	$292	$20
Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income during each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2013	Mar 31, 2012
Currency forwards	$(236)	$(74)
Other	1	—
Total	$(235)	$(74)

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness, as well as amounts excluded from effectiveness testing, were insignificant during all periods presented in the preceding tables. Additionally, for all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges, which arises when forecasted transactions are probable of not occurring.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 17: Comprehensive Income".

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income during each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 30, 2013	Mar 31, 2012
Currency forwards	Interest and other, net	$56	$15
Currency interest rate swaps	Interest and other, net	100	(56)
Interest rate swaps	Interest and other, net	—	30
Total return swaps	Various	48	59
Other	Gains (losses) on equity investments, net	2	(2)
Total		$206	$46
Note 6: Acquisitions
During the first three months of 2013, we completed two acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $98 million, most of which was allocated to goodwill. For information on the assignment of goodwill by operating segment related to these acquisitions, see “Note 7: Goodwill.” The completed acquisitions in the first three months of 2013, both individually and in the aggregate, were not significant to our results of operations.
Note 7: Goodwill
Goodwill activity in the first three months of 2013 was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Total
December 29, 2012	$2,962	$1,839	$916	$3,993	$9,710
Additions due to acquisitions	—	—	75	13	88
Transfers	22	(22)	—	—	—
Effect of exchange rate fluctuations	—	—	—	(42)	(42)
March 30, 2013	$2,984	$1,817	$991	$3,964	$9,756
In the first three months of 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within the Data Center Group (DCG) to the PC Client Group (PCCG), as the technology from that portion of the business is primarily used for client connectivity. Due to this reorganization, goodwill was transferred from DCG to PCCG. For further information see "Note 19: Operating Segments Information."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	March 30, 2013
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,769	$(1,250)	$1,519
Acquisition-related customer relationships	1,691	(614)	1,077
Acquisition-related trade names	68	(36)	32
Licensed technology and patents	3,013	(766)	2,247
Other intangible assets	189	(189)	—
Identified intangible assets subject to amortization	7,730	(2,855)	4,875
Acquisition-related trade names	803	—	803
Other intangible assets	129	—	129
Identified intangible assets not subject to amortization	932	—	932
Total identified intangible assets	$8,662	$(2,855)	$5,807

	December 29, 2012
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,778	$(1,116)	$1,662
Acquisition-related customer relationships	1,712	(551)	1,161
Acquisition-related trade names	68	(33)	35
Licensed technology and patents	2,986	(699)	2,287
Other intangible assets	238	(86)	152
Identified intangible assets subject to amortization	7,782	(2,485)	5,297
Acquisition-related trade names	809	—	809
Other intangible assets	129	—	129
Identified intangible assets not subject to amortization	938	—	938
Total identified intangible assets	$8,720	$(2,485)	$6,235
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
Amortization expenses during each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2013	Mar 31, 2012
Acquisition-related developed technology	$140	$137
Acquisition-related customer relationships	$70	$78
Acquisition-related trade names	$3	$3
Licensed technology and patents	$66	$48
Other intangible assets	$103	$—

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on the identified intangible assets that are subject to amortization as of March 30, 2013, we expect future amortization expense to be as follows:

(In Millions)	Remainder of 2013	2014	2015	2016	2017
Acquisition-related developed technology	$411	$527	$254	$167	$47
Acquisition-related customer relationships	$202	$258	$241	$223	$132
Acquisition-related trade names	$8	$10	$9	$4	$1
Licensed technology and patents	$205	$263	$247	$233	$195
Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Mar 30, 2013	Dec 29, 2012
Equity method investments	$962	$992
Non-marketable cost method investments	1,206	1,202
Non-current deferred tax assets	367	358
Loans receivable	626	644
Other	1,257	952
Total other long-term assets	$4,418	$4,148
Note 10: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Mar 30, 2013	Dec 29, 2012
Deferred income on shipments of components to distributors	$705	$694
Deferred income from software and services operating segments	1,196	1,238
Current deferred income	1,901	1,932
Non-current deferred income from software and services operating segments	423	473
Total deferred income	$2,324	$2,405
We classify non-current deferred income from the software and services operating segments in other long-term liabilities.
Note 11: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), we made 596 million shares of common stock available for issuance as equity awards to employees and non-employee directors. A maximum of 394 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of March 30, 2013, 240 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 373 million shares of common stock available for issuance through August 2016. As of March 30, 2013, 226 million shares were available for issuance under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units (RSUs) in the first three months of 2013 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value (Per RSU)
December 29, 2012	109.3	$22.03
Granted	3.4	$21.52
Vested	(3.0)	$23.66
Forfeited	(1.3)	$22.16
March 30, 2013	108.4	$21.97
As of March 30, 2013, 3.3 million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Activity with respect to outstanding stock options in the first three months of 2013 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price (Per Option)
December 29, 2012	202.8	$20.20
Granted	4.9	$21.05
Exercised	(15.2)	$18.68
Cancelled and forfeited	(0.7)	$22.12
Expired	(0.9)	$22.17
March 30, 2013	190.9	$20.33
Options exercisable as of:
December 29, 2012	139.8	$19.76
March 30, 2013	127.2	$19.93
Stock Purchase Plan
Employees purchased 11.1 million shares in the first three months of 2013 for $200 million (10.3 million shares in the first three months of 2012 for $197 million) under the 2006 Stock Purchase Plan.
Note 12: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market purchases or negotiated transactions. As of March 30, 2013, $4.8 billion remained available for repurchase under the existing repurchase authorization limit. During the first three months of 2013, we repurchased 25.2 million shares of common stock at a cost of $533 million (56.9 million shares of common stock at a cost of $1.5 billion in the first three months of 2012). We have repurchased 4.3 billion shares at a cost of $89 billion since the program began in 1990.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 13: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net during each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2013	Mar 31, 2012
Share of equity method investee losses, net	$(23)	$(19)
Impairment charges	(17)	(59)
Gains on sales, net	4	30
Other, net	10	29
Total gains (losses) on equity investments, net	$(26)	$(19)
Note 14: Interest and Other, Net
The components of interest and other, net during each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2013	Mar 31, 2012
Interest income	$23	$28
Interest expense	(73)	(31)
Other, net	—	26
Total interest and other, net	$(50)	$23
Interest expense in the preceding table is net of $54 million of interest capitalized in the first three months of 2013 ($50 million in the first three months of 2012).
Note 15: Earnings Per Share
We computed our basic and diluted earnings per common share during each period as follows:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 30, 2013	Mar 31, 2012
Net income available to common stockholders	$2,045	$2,738
Weighted average common shares outstanding—basic	4,948	4,999
Dilutive effect of employee equity incentive plans	78	126
Dilutive effect of convertible debt	54	67
Weighted average common shares outstanding—diluted	5,080	5,192
Basic earnings per common share	$0.41	$0.55
Diluted earnings per common share	$0.40	$0.53
We computed basic earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Net income available to participating securities was insignificant for all periods presented.

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
In the first three months of 2013, we excluded 62 million outstanding weighted average stock options (19 million in the first three months of 2012) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. In the first three months of 2013, we excluded the 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive. We could potentially include the 2009 debentures again in the future if the average market price is above the conversion price. In the first three months of 2012, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price.

Note 16: Income Taxes
Provision for Taxes
Our effective income tax rate was 16.3% in the first three months of 2013 compared to 28.2% in the first three months of 2012. The effective rate was positively impacted by the U.S. R&D credit reenacted in January 2013 retroactive to the beginning of 2012. The enactment date occurred after our fiscal year end of December 29, 2012 so the impact of the R&D credit was not recognized in the 2012 financial statements. The estimated full year 2012 and first quarter 2013 impact of the U.S. research and development tax credit has been recognized in the first three months 2013 financial statements.
Note 17: Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first three months of 2013 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 29, 2012	$701	$93	$93	$(32)	$(1,122)	$(132)	$(399)
Other comprehensive income before reclassifications	273	—	(235)	—	29	(68)	(1)
Amounts reclassified out of accumulated other comprehensive income	(4)	—	(2)	1	25	—	20
Tax effects	(96)	—	81	—	(20)	5	(30)
Other comprehensive income (loss)	173	—	(156)	1	34	(63)	(11)
March 30, 2013	$874	$93	$(63)	$(31)	$(1,088)	$(195)	$(410)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, during each period were as follows:

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Comprehensive Income Components	Income Before Taxes Impact (In Millions)		Location
Unrealized holding gains (losses) on available-for-sale investments
	$3	$(11)	Interest and other, net
	1	6	Gains (losses) on equity investments, net
	4	(5)
Unrealized holding gains (losses) on derivatives
Currency forwards	—	15	Cost of sales
	3	(21)	Research and development
	(1)	(5)	Marketing, general and administrative
Other instruments	—	(1)	Cost of sales
	2	(12)
Amortization of pension and postretirement benefit components
Prior service credits (costs)	(1)	(1)
Actuarial gains (losses)	(25)	(23)
	(26)	(24)
Total amounts reclassified out of accumulated other comprehensive income	$(20)	$(41)

The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2012.

We estimate that we will reclassify approximately $69 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
Note 18: Contingencies
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs. In general, they contend that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; and they allege that our software compiler business unfairly prefers Intel® microprocessors over competing microprocessors and that, through the use of our compilers and other means, we have caused the dissemination of inaccurate and misleading benchmark results concerning our microprocessors. Based on the procedural posture of the various remaining competition matters, which we describe in subsequent paragraphs, our investment of resources to explain and defend our position has declined as compared to the period 2005-2011. Nonetheless, certain of the matters remain active, and these challenges could continue for a number of years, potentially requiring us to invest additional resources. We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in the remaining proceedings.
Government Competition Matters and Related Consumer Class Actions
In 2001, the European Commission (EC) commenced an investigation regarding claims by Advanced Micro Devices, Inc. (AMD) that we used unfair business practices to persuade customers to buy our microprocessors. We received numerous requests for information and documents from the EC and we responded to each of those requests. The EC issued a Statement of Objections in July 2007 and held a hearing on that Statement in March 2008. The EC issued a Supplemental Statement of Objections in July 2008.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

At least 82 separate class-action lawsuits have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against us by AMD in June 2005 in the U.S. District Court for the District of Delaware (AMD litigation). Like the AMD litigation, these class-action lawsuits allege that we engaged in various actions in violation of the Sherman Act and other laws by, among other things: providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near-exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors; interfering with certain AMD product launches; and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. We dispute these class-action claims and intend to defend the lawsuits vigorously.
All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain PCs containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master’s Report, and a hearing on those objections was held in March 2011. In September 2012, the court ruled that an evidentiary hearing will be necessary to enable the court to rule on the objections to the Special Master’s Report, to resolve the motion to certify the class, and to resolve a separate motion to exclude certain testimony and evidence from the MDL plaintiffs’ expert. The hearing is scheduled to occur in July 2013.
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
Lehman Matter
In November 2009, representatives of the Lehman Brothers OTC Derivatives Inc. (LOTC) bankruptcy estate advised us informally that the estate was considering a claim against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to purchase and deliver to us the number of shares of Intel common stock that could be purchased for $1.0 billion at the discounted volume-weighted average price specified in the contract for the period September 2, 2008 to September 26, 2008. LOTC’s performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any shares of our common stock, and we exercised our right to set-off against the $1.0 billion collateral. LOTC has not initiated any action against us to date, but in February 2010, LOTC served a subpoena on us in connection with this transaction. In October 2010, LOTC demanded that we pay it at least $417 million, consisting principally of $312 million of alleged excess collateral posted by LOTC and $103 million of interest on that amount calculated by LOTC at a 13.5% annual interest rate. In September 2010, we entered into an agreement with LOTC that tolled any applicable statutes of limitations for 90 days and precluded the parties from commencing any formal proceedings to prosecute any claims against each other in any forum during that period. The tolling agreement with LOTC was extended several times, but lapsed in June 2011. We continue to believe that we acted appropriately under our agreement with LOTC, and we intend to defend any claim to the contrary. No complaint has been filed, and we cannot make a reasonable estimate of the potential loss or range of losses, if any, that might arise from any such complaint.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

McAfee, Inc. Shareholder Litigation
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
In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012, and entered final judgment in the case in February 2013. In April 2013, plaintiffs filed a notice of appeal. Because the resolution of the appeal may materially impact the scope and nature of the proceeding, we cannot make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.
X2Y Attenuators, LLC v. Intel et al
In May 2011, X2Y Attenuators, LLC (X2Y) filed a patent infringement lawsuit in the U.S. District Court for the Western District of Pennsylvania and a complaint with the U.S. International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and two of our customers, Apple Inc. and Hewlett-Packard Company, alleging infringement of five patents. X2Y subsequently added a sixth patent to both actions. The district court action is stayed pending resolution of the ITC proceeding. X2Y alleges that at least Intel® Core® and Intel® Xeon® processor families infringe the asserted patents. X2Y also requests that the ITC issue permanent exclusion and cease-and-desist orders to, among other things, prohibit us from importing these microprocessors and Apple and Hewlett-Packard Company products that incorporate these microprocessors into the United States. In the district court action, X2Y seeks unspecified damages, including enhanced damages for alleged willful infringement, and injunctive relief. On June 13, 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The Administrative Law Judge held a hearing on the remaining three patents in August 2012 and issued an initial determination in December 2012. In the initial determination, the Administrative Law Judge found that Intel, Apple, and Hewlett-Packard Company have not violated Section 337 of the Tariff Act of 1930 because they have not infringed any of the asserted claims of the three patents, and ruled that the asserted claims of two of the patents were invalid. In December 2012, the parties filed petitions for review of the initial determination by the ITC. On February 15, 2013, the ITC determined to review in part the initial determination. On review, the Commission determined to reverse or vacate certain findings, and to terminate the investigation with a finding of no violation. On April 12, 2013, X2Y filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Based on the procedural posture and nature of the cases, including, but not limited to, the fact that monetary damages are not an available remedy in the ITC, and because discovery regarding X2Y’s claimed damages has not commenced in the stayed district court action, we cannot make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute the claims and intend to defend the lawsuits vigorously.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 19: Operating Segments Information
Our operating segments in effect as of March 30, 2013 include:

• PC Client Group	• Software and services operating segments
• Data Center Group	• McAfee
• Other Intel architecture operating segments	• Wind River Software Group
• Intelligent Systems Group	• Software and Services Group
• Intel Mobile Communications	• All Other
• Tablet Group	• Non-Volatile Memory Solutions Group
• Phone Group
• Service Provider Group
• Netbook Group
In the first three months of 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within the DCG to the PCCG, as the technology from that portion of the business is primarily used for client connectivity. Prior period amounts have been adjusted retrospectively to reflect this new organization structure.
The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
Our PCCG and our DCG are reportable operating segments. We also aggregate and disclose the financial results of our non-reportable operating segments within “other Intel architecture operating segments” and “software and services operating segments” as shown in the above operating segments list. Each of these aggregated operating segments does not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•
PC Client Group. Includes platforms designed for the notebook (including Ultrabook™ systems and convertibles) and desktop (including high-end enthusiast PCs) market segments; wireless and wired connectivity products.

•	Data Center Group. Includes platforms designed for the server, workstation, and storage computing market segments; and wired network connectivity products.

•
Other Intel architecture operating segments. Includes platforms designed for embedded applications; mobile phone components such as baseband processors, radio frequency transceivers, and power management chips; platforms designed for the tablet market segment; platforms designed for the smartphone market segment; gateway and set-top box components; and platforms designed for the netbook market segment.

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
The “All other” category includes revenue, expenses, and charges such as:

•	results of operations from our Non-Volatile Memory Solutions Group that includes NAND flash memory products for use in a variety of devices;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	divested businesses for which discrete operating results are not reviewed by our CODM;

•	results of operations of start-up businesses, including our foundry business, that support our initiatives; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.

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
Segment information during each period was as follows:

	Three Months Ended
(In Millions)	Mar 30, 2013	Mar 31, 2012
Net revenue
PC Client Group	$7,992	$8,499
Data Center Group	2,585	2,405
Other Intel architecture operating segments	978	1,075
Software and services operating segments	588	571
All other	437	356
Total net revenue	$12,580	$12,906
Operating income (loss)
PC Client Group	$2,513	$3,491
Data Center Group	1,079	1,135
Other Intel architecture operating segments	(611)	(312)
Software and services operating segments	(24)	7
All other	(438)	(511)
Total operating income	$2,519	$3,810

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three months ended March 30, 2013 to the three months ended March 31, 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 29, 2012. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Form 10-K, and as may be updated in our Forms 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of April 29, 2013.
Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q1 2013	Q4 2012	Change	Q1 2013	Q1 2012	Change
Net revenue	$12,580	$13,477	$(897)	$12,580	$12,906	$(326)
Gross margin	$7,066	$7,817	$(751)	$7,066	$8,265	$(1,199)
Gross margin percentage	56.2%	58.0%	(1.8)%	56.2%	64.0%	(7.8)%
Operating income	$2,519	$3,155	$(636)	$2,519	$3,810	$(1,291)
Net income	$2,045	$2,468	$(423)	$2,045	$2,738	$(693)
Diluted earnings per common share	$0.40	$0.48	$(0.08)	$0.40	$0.53	$(0.13)
Our Q1 2013 revenue of $12.6 billion was down 7% from Q4 2012, in line with the average seasonal decline in Q1 and in line with our expectations that we provided in January. We saw a reduction of inventory levels in the traditional PC supply chain as OEMs reduced inventory on older-generation products. In addition, our inventories decreased by approximately $400 million during Q1 2013. For Q2 2013, we are forecasting a 3% increase in revenue from Q1 2013, which is slightly above normal seasonal trends. The Q2 2013 revenue forecast reflects expected inventory replenishment within the PC supply chain due to the expected launch of our next-generation microarchitecture platforms, code-named Haswell, in Q2 2013. We qualified for sale our first platforms on our next-generation microarchitecture late in Q1 2013 and we expect to qualify addition platforms in Q2 2013.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our gross margin percentage in Q1 2013 declined from Q4 2012 as higher factory start-up costs and lower platform volume were partially offset by lower excess capacity charges and lower platform inventory write-offs. Lower than expected factory loadings on older-generation process technologies in Q1 2013 allowed us to reuse and redirect equipment and space from older technologies to our future process technologies, including 14nm. These actions have allowed us to reduce our forecasted capital expenditures in 2013 by $1.0 billion. Q2 2013 gross margin percentage is expected to be approximately two percentage points higher when compared to Q1 2013 as additional platform variations of our next-generation microarchitecture are expected to qualify for sale, resulting in lower platform inventory write-offs as well as sales of previously written-off inventory. In addition, we expect lower excess capacity charges in Q2 2013 to be offset by higher start-up costs.
The strength of our product portfolio is expected to increase as we launch new platforms designed for use in the data center and across devices that compute and connect to the Internet. In Q2 2013, we expect to ship new platforms which we anticipate will enable a new wave of ultra-sleek designs across multiple form factors including devices in the traditional PC, convertible, detachable, tablet, and smartphone market segments. These additions to our product portfolio include new platforms designed for use in smartphones and tablets, code-named Clover Trail+, and our next-generation microarchitecture platforms, code-named Haswell, designed for use across traditional PCs, convertibles, and detachables. In the second half of 2013, we expect to launch our next-generation Intel® Atom™ microarchitecture platforms designed for use in a variety of ultra-mobile form factors including Ultrabook™ systems, convertibles, and tablets, code-named Bay Trail, and smartphones, code-named Merrifield. In the data center market segment, we expect that our next-generation Intel Atom microarchitecture platforms designed for use in the microserver market segment, code-named Avoton, as well as our Intel® Xeon® processors manufactured using our 22nm process technology will both be shipping in the second half of 2013.
We continue to extend our process technology leadership as we expect to begin manufacturing platforms using our next-generation 14nm process technology in the second half of 2013. In Q1 2013, we shipped our first silicon to a foundry customer on our 22nm process technology and we announced an agreement with Altera Corporation in which they will manufacture their future next-generation products on our 14nm process technology.
Our business continues to produce significant cash from operations, generating $4.3 billion in Q1 2013. From a financial condition perspective, we ended Q1 2013 with an investment portfolio of $17.1 billion, which consisted of cash and cash equivalents, short-term investments, and trading assets. During Q1 2013, we purchased $2.2 billion in capital assets, and returned cash to shareholders by both paying $1.1 billion in dividends and repurchasing $533 million of common stock through our common stock repurchase program. In March 2013, the Board of Directors declared a dividend of $0.225 per common share to be paid in June 2013.
Our Business Outlook for Q2 2013 and full-year 2013 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference into this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q. The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

The forward-looking statements in the Business Outlook will be effective through the close of business on June 14, 2013 unless updated earlier. From the close of business on June 14, 2013 until our quarterly earnings release is published, currently scheduled for July 17, 2013, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on April 16, 2013, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Quarter of 2013 Compared to First Quarter of 2012
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q1 2013		Q1 2012
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$12,580	100.0%	$12,906	100.0%
Cost of sales	5,514	43.8%	4,641	36.0%
Gross margin	7,066	56.2%	8,265	64.0%
Research and development	2,527	20.1%	2,401	18.6%
Marketing, general and administrative	1,947	15.5%	1,973	15.3%
Amortization of acquisition-related intangibles	73	0.6%	81	0.6%
Operating income	2,519	20.0%	3,810	29.5%
Gains (losses) on equity investments, net	(26)	(0.2)%	(19)	(0.1)%
Interest and other, net	(50)	(0.4)%	23	0.2%
Income before taxes	2,443	19.4%	3,814	29.6%
Provision for taxes	398	3.1%	1,076	8.4%
Net income	$2,045	16.3%	$2,738	21.2%

Diluted earnings per common share	$0.40		$0.53

Our net revenue for Q1 2013 decreased $326 million, or 3%, compared to Q1 2012. The decrease was driven by PC Client Group (PCCG) and Data Center Group (DCG) platform volume which decreased 6% primarily on softness in traditional PC demand. The decrease was partially offset by PCCG and DCG platform average selling prices, which were up 3%.
Our overall gross margin dollars for Q1 2013 decreased $1.2 billion, or 15%, compared to Q1 2012. The decrease was primarily due to approximately $410 million of higher start-up costs for our next-generation 14nm process technology and approximately $225 million of higher excess capacity charges. Additionally, lower PCCG and DCG platform revenue and higher PCCG and DCG unit costs contributed to the decrease.
Our overall gross margin percentage decreased to 56.2% in Q1 2013 from 64.0% in Q1 2012. The decrease in the gross margin percentage was primarily due to the gross margin percentage decrease in PCCG. We derived a substantial majority of our overall gross margin dollars in Q1 2013 and Q1 2012 from the sale of platforms in the PCCG and DCG operating segments.
PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	Q1 2013	Q1 2012
Net revenue	$7,992	$8,499
Operating income	$2,513	$3,491
Net revenue for the PCCG operating segment decreased by $507 million, or 6%, in Q1 2013 compared to Q1 2012. PCCG platform unit sales were down 7%, while platform average selling prices were up 1%. The decrease in revenue was driven by lower desktop and notebook platform unit sales which were down 7% and 6%, respectively. These decreases were partially offset by desktop platform average selling prices which were up 5%.
Operating income decreased by $978 million in Q1 2013 compared to Q1 2012 which was driven entirely by lower gross margin, as operating expenses were flat. The primary driver of the decrease in gross margin was approximately $375 million of higher start-up costs for our next-generation 14nm process technology. Lower platform revenue and approximately $170 million of higher excess capacity charges also contributed to the decrease.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q1 2013	Q1 2012
Net revenue	$2,585	$2,405
Operating income	$1,079	$1,135
Net revenue for the DCG operating segment increased by $180 million, or 7%, in Q1 2013 compared to Q1 2012. The increase in revenue was due to 6% higher platform unit sales and 2% higher platform average selling prices. Our platform unit sales continued to benefit from significant growth in the Internet cloud and high performance computing market segments.
Operating income decreased by $56 million, or 5%, in Q1 2013 compared to Q1 2012 driven by $39 million of lower gross margin and $17 million of higher operating expenses. Gross margin was negatively impacted by higher platform unit cost and approximately $45 million of excess capacity charges. These decreases were offset by higher platform revenue.
Other Intel Architecture Operating Segments
The revenue and operating loss for the other Intel architecture (Other IA) operating segments, including the Intelligent Systems Group (ISG), Intel Mobile Communications (IMC), the Tablet Group, the Phone Group, the Service Provider Group, and the Netbook Group for each period were as follows:

(In Millions)	Q1 2013	Q1 2012
Net revenue	$978	$1,075
Operating income (loss)	$(611)	$(312)
Net revenue for the Other IA operating segments decreased by $97 million, or 9%, in Q1 2013 compared to Q1 2012. The decrease was primarily due to lower netbook platform volume.
Operating results for the Other IA operating segments decreased by $299 million from an operating loss of $312 million in Q1 2012 to an operating loss of $611 million in Q1 2013. The decline in operating results was primarily due to higher operating expenses in the Other IA operating segments and lower netbook platform revenue.
Software and Services Operating Segments
The revenue and operating income for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for each period were as follows:

(In Millions)	Q1 2013	Q1 2012
Net revenue	$588	$571
Operating income (loss)	$(24)	$7
Net revenue for the SSG operating segments increased by $17 million, or 3%, in Q1 2013 compared to Q1 2012. The operating results for the SSG operating segments decreased by $31 million in Q1 2013 compared to Q1 2012.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses
Operating expenses for each period were as follows:

(In Millions)	Q1 2013	Q1 2012
Research and development	$2,527	$2,401
Marketing, general and administrative	$1,947	$1,973
Amortization of acquisition-related intangibles	$73	$81
Research and Development. Research and development (R&D) spending increased by $126 million, or 5%, in Q1 2013 compared to Q1 2012. This increase was driven by higher investments in our products, primarily smartphones and tablets, offset by lower process development costs for our next-generation 14nm process technology.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased by $26 million, or 1%, in Q1 2013 compared to Q1 2012.
R&D, combined with marketing, general and administrative expenses, were 36% of net revenue in Q1 2013 (34% of net revenue in Q1 2012).
Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for the periods indicated were as follows:

(In Millions)	Q1 2013	Q1 2012
Gains (losses) on equity investments, net	$(26)	$(19)
Interest and other, net	$(50)	$23
We recognized higher net losses on equity investments in Q1 2013 compared to Q1 2012 due to lower gains on sales and third-party merger transactions, mostly offset by lower impairments.
We recognized an interest and other net loss in Q1 2013 compared to a net gain in Q1 2012. We recognized a net loss in Q1 2013 due to higher interest expense because of the issuance of our $6.2 billion aggregate principal amount of senior unsecured notes in the fourth quarter of 2012.
Provision for Taxes
Our provision for taxes and effective tax rate for the periods indicated were as follows:

(Dollars in Millions)	Q1 2013	Q1 2012
Income before taxes	$2,443	$3,814
Provision for taxes	$398	$1,076
Effective tax rate	16.3%	28.2%
During Q1 2013, the U.S. research and development tax credit was reenacted retroactive to the beginning of 2012. The estimated full year 2012 and Q1 2013 impact of the U.S. research and development credit was recognized in Q1 2013, positively impacting our effective tax rate. The substantial majority of the decrease between the Q1 2013 and Q1 2012 effective tax rate was driven by the recognition of the 2012 U.S. research and development credit in Q1 2013.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

(Dollars in Millions)	Mar 30, 2013	Dec 29, 2012
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$17,073	$18,162
Loans receivable and other long-term investments	$2,264	$1,472
Short-term and long-term debt	$13,231	$13,448
Debt as % of stockholders’ equity	25.8%	26.3%
In summary, our cash flows in the periods indicated were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2013	Mar 31, 2012
Net cash provided by operating activities	$4,285	$2,972
Net cash used for investing activities	(5,317)	(2,111)
Net cash used for financing activities	(1,738)	(1,495)
Effect of exchange rate fluctuations on cash and cash equivalents	(10)	(2)
Net increase (decrease) in cash and cash equivalents	$(2,780)	$(636)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations in the first three months of 2013 was $4.3 billion, an increase of $1.3 billion compared to the first three months of 2012 due to changes in our working capital, partially offset by lower net income.
Changes in assets and liabilities as of March 30, 2013 compared to December 29, 2012 included the following:

•	Accrued compensation and benefits decreased due to the payout of 2012 profit-dependent compensation.

•	Inventories decreased due to a reduction in older-generation products.

•	Accounts receivable decreased due to lower revenue in the first three months of 2013.
In the first three months of 2013, our three largest customers accounted for 38% of net revenue (41% in the first three months of 2012) with Hewlett-Packard Company accounting for 15% of our net revenue (18% in the first three months of 2012), Dell Inc. accounting for 14% of our net revenue (14% in the first three months of 2012), and Lenovo Group Limited accounting for 9% of our net revenue (9% in the first three months of 2012). These three customers accounted for 33% of net accounts receivable as of March 30, 2013 (33% as of December 29, 2012).
Investing Activities
The increase in cash used for investing activities in the first three months of 2013, compared to the first three months of 2012, was primarily due to net purchases of available-for-sale investments and trading assets in the first three months of 2013, as compared to net maturities and sales of available-for-sale investments and trading assets in the first three months of 2012, partially offset by a decrease in capital expenditures.
Financing Activities
The increase in cash used for financing activities in the first three months of 2013, compared to the first three months of 2012, was due to lower repurchases of common stock under our authorized common stock repurchase program and a decrease in short-term debt in the first three months of 2013, partially offset by lower proceeds from the sale of shares through employee equity incentive plans.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of March 30, 2013, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $17.1 billion ($18.2 billion as of December 29, 2012). In addition to the $17.1 billion, we have $2.3 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. There were no borrowings under our commercial paper program during the first three months of 2013. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of March 30, 2013. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
We believe that we have the financial resources needed to meet business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, and acquisitions or strategic investments.
Fair Value of Financial Instruments
When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions, such as an obligor’s credit risk, that market participants would use when pricing the asset or liability. For further information, see “Note 2: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Marketable Debt Instruments
As of March 30, 2013, our assets measured and recorded at fair value on a recurring basis included $16.5 billion of marketable debt instruments. Of these instruments, $6.3 billion was classified as Level 1, $9.9 billion as Level 2, and $222 million as Level 3.
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $9.9 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 65% was classified as Level 2 due to the use of a discounted cash flow model, and approximately 35% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of March 30, 2013, our assets measured and recorded at fair value on a recurring basis included $764 million of loans receivable and $1.2 billion of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Equity Securities
As of March 30, 2013, our assets measured and recorded at fair value on a recurring basis included $4.7 billion of marketable equity securities. All of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are directly and indirectly affected by changes in non-U.S. currency exchange rates, interest rates, and equity prices. The information in this section should be read in connection with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2012. All of the potential changes that follow are based on sensitivity analyses performed on our financial positions as of March 30, 2013 and December 29, 2012. Actual results may differ materially.
Equity Prices
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net.

We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in cost of sales and operating expenses.
As of March 30, 2013, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $4.7 billion ($4.4 billion as of December 29, 2012). Our marketable equity investment in ASML Holding N.V. was carried at a total fair market value of $4.2 billion, or 89% of our marketable equity portfolio, as of March 30, 2013. Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 35% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.7 billion, based on the value as of March 30, 2013 (a decrease in value of approximately $1.6 billion, based on the value as of December 29, 2012 using an assumed loss of 35%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.2 billion as of March 30, 2013 and December 29, 2012. The carrying amount of our non-marketable equity method investments was $937 million as of March 30, 2013 ($966 million as of December 29, 2012). The majority of the total non-marketable equity method investments balance as of March 30, 2013 was concentrated in our IM Flash Technologies, LLC investment of $629 million ($642 million as of December 29, 2012).

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 29, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2012 Annual Report on Form 10-K remains current.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market purchases or negotiated transactions. As of March 30, 2013, $4.8 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our authorized, publicly announced plan during the first three months of 2013 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans
December 30, 2012 – January 26, 2013	—	$—	$5,332
January 27, 2013 – February 23, 2013	9.6	$21.13	$5,129
February 24, 2013 – March 30, 2013	15.6	$21.13	$4,799
Total	25.2	$21.13
In our consolidated condensed financial statements, we also treat shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not issued or considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.
For further discussion, see "Note 12: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
10.1**
Amendment to the Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting) and the Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the Intel Corporation 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)
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

 Intel, Intel logo, Intel Atom, Intel Core, Intel Xeon, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 29, 2013	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, Director of Corporate Strategy, and Principal Accounting Officer