Form 10-Q
period 2013-06-29
INTEL CORP
filed 2013-07-29
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 19, 2013
Common stock, $0.001 par value	4,982 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net revenue	$12,811	$13,501	$25,391	$26,407
Cost of sales	5,341	4,947	10,855	9,588
Gross margin	7,470	8,554	14,536	16,819
Research and development	2,516	2,513	5,043	4,914
Marketing, general and administrative	2,165	2,131	4,112	4,104
Amortization of acquisition-related intangibles	70	78	143	159
Operating expenses	4,751	4,722	9,298	9,177
Operating income	2,719	3,832	5,238	7,642
Gains (losses) on equity investments, net	11	47	(15)	28
Interest and other, net	(37)	55	(87)	78
Income before taxes	2,693	3,934	5,136	7,748
Provision for taxes	693	1,107	1,091	2,183
Net income	$2,000	$2,827	$4,045	$5,565
Basic earnings per common share	$0.40	$0.56	$0.82	$1.11
Diluted earnings per common share	$0.39	$0.54	$0.79	$1.07
Cash dividends declared per common share	$—	$—	$0.45	$0.42
Weighted average common shares outstanding:
Basic	4,978	5,022	4,963	5,010
Diluted	5,106	5,199	5,093	5,196
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net income	$2,000	$2,827	$4,045	$5,565
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	434	(109)	607	57
Change in net unrealized holding gains (losses) on derivatives	49	(29)	(107)	(63)
Change in net prior service costs	1	1	2	2
Change in net actuarial losses	36	14	70	30
Change in net foreign currency translation adjustment	35	(130)	(28)	(102)
Other comprehensive income (loss)	555	(253)	544	(76)
Total comprehensive income	$2,555	$2,574	$4,589	$5,489
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Jun 29, 2013	Dec 29, 2012
Assets
Current assets:
Cash and cash equivalents	$3,778	$8,478
Short-term investments	6,214	3,999
Trading assets	7,358	5,685
Accounts receivable, net	3,474	3,833
Inventories	4,542	4,734
Deferred tax assets	2,121	2,117
Other current assets	1,561	2,512
Total current assets	29,048	31,358

Property, plant and equipment, net of accumulated depreciation of $40,160 ($38,063 as of December 29, 2012)	29,345	27,983
Marketable equity securities	5,361	4,424
Other long-term investments	1,642	493
Goodwill	10,005	9,710
Identified intangible assets, net	5,620	6,235
Other long-term assets	4,640	4,148
Total assets	$85,661	$84,351

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$263	$312
Accounts payable	2,864	3,023
Accrued compensation and benefits	1,981	2,972
Accrued advertising	1,060	1,015
Deferred income	1,971	1,932
Other accrued liabilities	3,250	3,644
Total current liabilities	11,389	12,898

Long-term debt	13,150	13,136
Long-term deferred tax liabilities	3,709	3,412
Other long-term liabilities	3,573	3,702
Contingencies (Note 18)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,981 shares issued and outstanding (4,944 as of December 29, 2012)	20,678	19,464
Accumulated other comprehensive income (loss)	145	(399)
Retained earnings	33,017	32,138
Total stockholders’ equity	53,840	51,203
Total liabilities and stockholders’ equity	$85,661	$84,351
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	Jun 29, 2013	Jun 30, 2012
Cash and cash equivalents, beginning of period	$8,478	$5,065
Cash flows provided by (used for) operating activities:
Net income	4,045	5,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,394	3,091
Share-based compensation	587	554
Excess tax benefit from share-based payment arrangements	(38)	(134)
Amortization of intangibles	661	533
(Gains) losses on equity investments, net	60	(28)
Deferred taxes	(351)	55
Changes in assets and liabilities:
Accounts receivable	368	103
Inventories	195	(782)
Accounts payable	184	312
Accrued compensation and benefits	(787)	(964)
Income taxes payable and receivable	296	(51)
Other assets and liabilities	393	(543)
Total adjustments	4,962	2,146
Net cash provided by operating activities	9,007	7,711

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(4,897)	(5,636)
Acquisitions, net of cash acquired	(384)	(458)
Purchases of available-for-sale investments	(7,322)	(2,072)
Sales of available-for-sale investments	598	607
Maturities of available-for-sale investments	2,961	2,888
Purchases of trading assets	(9,616)	(8,166)
Maturities and sales of trading assets	7,758	8,321
Collection of loans receivable	116	133
Origination of loans receivable	(100)	(166)
Investments in non-marketable equity investments	(125)	(195)
Proceeds from the sale of IM Flash Singapore, LLP assets and certain IM Flash Technologies, LLC assets	—	605
Return of equity method investments	31	137
Purchases of licensed technology and patents	(34)	(88)
Other investing	185	214
Net cash used for investing activities	(10,829)	(3,876)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(49)	(155)
Excess tax benefit from share-based payment arrangements	38	134
Proceeds from sales of shares through employee equity incentive plans	1,040	1,681
Repurchase of common stock	(1,355)	(2,915)
Payment of dividends to stockholders	(2,237)	(2,106)
Other financing	(307)	(310)
Net cash used for financing activities	(2,870)	(3,671)

Effect of exchange rate fluctuations on cash and cash equivalents	(8)	(6)

Net increase (decrease) in cash and cash equivalents	(4,700)	158

Cash and cash equivalents, end of period	$3,778	$5,223

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$115	$62
Income taxes, net of refunds	$1,134	$2,204
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

	June 29, 2013				December 29, 2012
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Bank deposits	$—	$987	$—	$987	$—	$822	$—	$822
Commercial paper	—	2,022	—	2,022	—	2,711	—	2,711
Corporate bonds	—	28	—	28	—	—	—	—
Government bonds	—	—	—	—	400	66	—	466
Money market fund deposits	99	—	—	99	1,086	—	—	1,086
Reverse repurchase agreements	—	100	—	100	—	2,800	—	2,800
Short-term investments:
Bank deposits	—	992	—	992	—	540	—	540
Commercial paper	—	2,367	—	2,367	—	1,474	—	1,474
Corporate bonds	439	1,276	19	1,734	75	292	21	388
Government bonds	968	153	—	1,121	1,307	290	—	1,597
Trading assets:
Asset-backed securities	—	—	434	434	—	—	68	68
Bank deposits	—	105	—	105	—	247	—	247
Commercial paper	—	120	—	120	—	336	—	336
Corporate bonds	2,124	468	—	2,592	482	1,109	—	1,591
Government bonds	2,361	1,575	—	3,936	1,743	1,479	—	3,222
Money market fund deposits	98	—	—	98	18	—	—	18
Municipal bonds	—	73	—	73	—	203	—	203
Other current assets:
Derivative assets	—	222	1	223	12	208	1	221
Loans receivable	—	34	—	34	—	203	—	203
Marketable equity securities	5,361	—	—	5,361	4,424	—	—	4,424
Other long-term investments:
Asset-backed securities	—	—	9	9	—	—	11	11
Bank deposits	—	91	—	91	—	56	—	56
Corporate bonds	232	609	30	871	10	218	26	254
Government bonds	259	412	—	671	59	113	—	172
Other long-term assets:
Derivative assets	—	20	25	45	—	20	18	38
Loans receivable	—	747	—	747	—	577	—	577
Total assets measured and recorded at fair value	$11,941	$12,401	$518	$24,860	$9,616	$13,764	$145	$23,525
Liabilities
Other accrued liabilities:
Derivative liabilities	$5	$441	$—	$446	$1	$291	$—	$292
Other long-term liabilities:
Derivative liabilities	—	42	—	42	—	20	—	20
Total liabilities measured and recorded at fair value	$5	$483	$—	$488	$1	$311	$—	$312
Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first six months of 2013, we purchased $394 million of asset-backed securities and classified these investments as Level 3. During the first six months of 2013, we transferred approximately $255 million of corporate bonds and government bonds from Level 2 to Level 1 of the fair value hierarchy, primarily based on greater market activity for the underlying securities. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of June 29, 2013, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at a fair value are included in the "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section that follows.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.
A portion of our non-marketable equity investments has been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of June 29, 2013 were $60 million during the second quarter of 2013 and $74 million during the first six months of 2013 (impairment charges recognized on non-marketable equity investments held as of June 30, 2012 were $15 million during the second quarter of 2012 and $73 million during the first six months of 2012). The fair value of the non-marketable equity investments impaired during the first six months of 2013 was $60 million at the time of impairment ($31 million for non-marketable equity investments impaired during the first six months of 2012).

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

	June 29, 2013
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,207	$—	$—	$1,900	$1,900
Loans receivable	$183	$—	$150	$33	$183
Reverse repurchase agreements	$65	$—	$65	$—	$65
Grants receivable	$373	$—	$370	$—	$370
Long-term debt	$13,150	$10,902	$2,601	$—	$13,503
Short-term debt	$25	$—	$25	$—	$25
NVIDIA Corporation cross-license agreement liability	$581	$—	$593	$—	$593

	December 29, 2012
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,202	$—	$—	$1,766	$1,766
Loans receivable	$199	$—	$150	$48	$198
Reverse repurchase agreements	$50	$—	$50	$—	$50
Grants receivable	$198	$—	$205	$—	$205
Long-term debt	$13,136	$11,442	$2,926	$—	$14,368
Short-term debt	$48	$—	$48	$—	$48
NVIDIA Corporation cross-license agreement liability	$875	$—	$890	$—	$890
As of June 29, 2013 and December 29, 2012, the unrealized loss position of our non-marketable cost method investments was insignificant.
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
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $781 million as of June 29, 2013 ($780 million as of December 29, 2012). The carrying amount and fair value of short-term debt exclude drafts payable.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A/A2 or better for a substantial majority of our loans receivable and all of our reverse repurchase agreements as of June 29, 2013. Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and it is therefore classified as Level 1. The fair value of our convertible long-term debt, is determined using discounted cash flow models with observable market inputs, and it takes into consideration variables such as interest rate changes, comparable securities, subordination discount, and credit-rating changes, and it is therefore classified as Level 2.

The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of June 29, 2013 and December 29, 2012, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The NVIDIA Corporation cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of June 29, 2013 and December 29, 2012, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.
Note 3: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Jun 29, 2013	Dec 29, 2012
Available-for-sale investments	$16,353	$14,001
Cash	542	593
Equity method investments	931	992
Loans receivable	964	979
Non-marketable cost method investments	1,207	1,202
Reverse repurchase agreements	165	2,850
Trading assets	7,358	5,685
Total cash and investments	$27,520	$26,302
In July 2013, we sold our interest in Clearwire LLC, which had been accounted for as an equity method investment, and our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities. We expect to receive proceeds of $470 million on the sale of these investments and recognize a gain of $439 million in the third quarter of 2013.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	June 29, 2013				December 29, 2012
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$12	$—	$(3)	$9	$14	$—	$(3)	$11
Bank deposits	2,068	3	(1)	2,070	1,417	1	—	1,418
Commercial paper	4,389	—	—	4,389	4,184	1	—	4,185
Corporate bonds	2,624	14	(5)	2,633	635	8	(1)	642
Government bonds	1,794	—	(2)	1,792	2,235	—	—	2,235
Marketable equity securities	3,353	2,013	(5)	5,361	3,356	1,069	(1)	4,424
Money market fund deposits	100	—	(1)	99	1,086	—	—	1,086
Total available-for-sale investments	$14,340	$2,030	$(17)	$16,353	$12,927	$1,079	$(5)	$14,001
In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Bank deposits were primarily held by institutions outside the U.S. as of June 29, 2013 and December 29, 2012.
The amortized cost and fair value of available-for-sale debt investments as of June 29, 2013, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$9,247	$9,251
Due in 1–2 years	1,213	1,220
Due in 2–5 years	415	413
Instruments not due at a single maturity date	112	108
Total	$10,987	$10,992
Instruments not due at a single maturity date in the preceding table include asset-backed securities and money market fund deposits.
We sold available-for-sale investments for proceeds of $294 million in the second quarter of 2013 and $598 million in the first six months of 2013 ($274 million in the second quarter of 2012 and $607 million in the first six months of 2012).
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 17: Comprehensive Income".
Equity Method Investments
IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS)
Micron Technology, Inc. and Intel formed IMFT and IMFS to manufacture NAND flash memory products for Micron and Intel. During the second quarter of 2012, we entered into agreements with Micron that modified our joint venture relationship including an agreement to sell our ownership interest in IMFS. We received $605 million in the second quarter of 2012 from the sale of assets of IMFS and certain assets of IMFT to Micron. As of June 29, 2013, we own a 49% interest in the remaining assets held by IMFT. The carrying value of our investment in IMFT was $611 million as of June 29, 2013 ($642 million as of December 29, 2012) and is classified within other long-term assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

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
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $100 million during the second quarter of 2013 and approximately $200 million during the first six months of 2013 (approximately $260 million during the second quarter of 2012 and approximately $500 million during the first six months of 2012 for IMFT and IMFS). Subsequent to the sale of our ownership interest in IMFS in the second quarter of 2012, we no longer incur costs related to IMFS. The amount due to IMFT for product purchases and services provided was approximately $110 million as of June 29, 2013 (approximately $90 million as of December 29, 2012). During the first six months of 2013, $31 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($137 million during the first six months of 2012).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $611 million as of June 29, 2013. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of June 29, 2013. In addition, our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture’s economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. We have determined that we do not have both of these characteristics and, therefore, we account for our interest in IMFT (and accounted for our prior interest in IMFS) using the equity method of accounting.
Trading Assets
As of June 29, 2013 and December 29, 2012, all of our trading assets were marketable debt instruments. Net gains related to trading assets still held at the reporting date were $50 million in the second quarter of 2013 and net losses were $32 million in the first six months of 2013 (net losses of $37 million in the second quarter of 2012 and $28 million in the first six months of 2012). Net losses on the related derivatives were $50 million in the second quarter of 2013 and net gains were $34 million in the first six months of 2013 (net gains of $43 million in the second quarter of 2012 and $43 million in the first six months of 2012).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 4: Inventories
We compute inventory cost on a first-in, first-out basis. Costs incurred to manufacture our products are included in the valuation of inventory beginning in the quarter in which a product meets the technical criteria to qualify for sale to customers. Prior to qualification for sale, costs that do not meet the criteria for research and development are included in cost of sales in the period incurred. Inventories at the end of each period were as follows:

(In Millions)	Jun 29, 2013	Dec 29, 2012
Raw materials	$487	$478
Work in process	2,220	2,219
Finished goods	1,835	2,037
Total inventories	$4,542	$4,734

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

•
Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. Floating interest rates on the swaps are reset on a quarterly basis. Changes in fair value of the debt instruments classified as trading assets and loans receivable recognized at fair value are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.

Equity Market Risk
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities at the inception of the investment. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jun 29, 2013	Dec 29, 2012	Jun 30, 2012
Currency forwards	$12,105	$13,117	$11,336
Currency interest rate swaps	3,632	2,711	1,877
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,257	1,101	1,431
Total return swaps	817	807	861
Other	77	127	153
Total	$21,488	$21,463	$19,258
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Jun 29, 2013	Dec 29, 2012	Jun 30, 2012
British pound sterling	$428	$308	$406
Chinese yuan	547	647	805
Euro	6,291	5,994	3,731
Israeli shekel	1,886	2,256	2,099
Japanese yen	3,771	4,389	4,056
Malaysian ringgit	422	442	870
Swiss franc	1,206	657	118
Other	1,186	1,135	1,128
Total	$15,737	$15,828	$13,213

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments at the end of each period were as follows:

	June 29, 2013				December 29, 2012
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$101	$2	$202	$3	$91	$2	$127	$—
Other	—	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	$101	$2	$202	$3	$91	$2	$127	$—
Derivatives not designated as hedging instruments
Currency forwards	$42	$—	$85	$—	$85	$—	$58	$—
Currency interest rate swaps	76	18	116	14	33	18	72	14
Embedded debt derivatives	—	—	—	25	—	—	—	6
Interest rate swaps	3	—	38	—	—	—	34	—
Total return swaps	—	—	5	—	11	—	—	—
Other	1	25	—	—	1	18	1	—
Total derivatives not designated as hedging instruments	$122	$43	$244	$39	$130	$36	$165	$20
Total derivatives	$223	$45	$446	$42	$221	$38	$292	$20
Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income during each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Currency forwards	$47	$(41)	$(189)	$(115)
Other	—	(1)	1	(1)
Total	$47	$(42)	$(188)	$(116)

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income during each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Currency forwards	Interest and other, net	$(6)	$(43)	$50	$(28)
Currency interest rate swaps	Interest and other, net	(44)	69	56	13
Interest rate swaps	Interest and other, net	3	4	3	34
Total return swaps	Various	(19)	(57)	29	2
Other	Gains (losses) on equity investments, net	5	—	7	(2)
Total		$(61)	$(27)	$145	$19
Note 6: Acquisitions
During the first six months of 2013, we completed five acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $384 million, most of which was allocated to goodwill and acquisition-related developed technology intangible assets. For information on the assignment of goodwill by operating segment related to these acquisitions, see “Note 7: Goodwill,” and for information on the classification of intangible assets, see "Note 8: Identified Intangible Assets." The completed acquisitions in the first six months of 2013, both individually and in the aggregate, were not significant to our results of operations.
Note 7: Goodwill
Goodwill activity in the first six months of 2013 was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Total
December 29, 2012	$2,962	$1,839	$916	$3,993	$9,710
Additions due to acquisitions	17	—	76	214	307
Transfers	34	(22)	(12)	—	—
Effect of exchange rate fluctuations	—	—	—	(12)	(12)
June 29, 2013	$3,013	$1,817	$980	$4,195	$10,005
In the first quarter of 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within the Data Center Group (DCG) to the PC Client Group (PCCG), as the technology from that portion of the business is primarily used for client connectivity. Due to this reorganization, goodwill was transferred from DCG to PCCG. For further information see "Note 19: Operating Segments Information."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	June 29, 2013
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,924	$(1,396)	$1,528
Acquisition-related customer relationships	1,728	(686)	1,042
Acquisition-related trade names	68	(38)	30
Licensed technology and patents	3,013	(833)	2,180
Identified intangible assets subject to amortization	7,733	(2,953)	4,780
Acquisition-related trade names	809	—	809
Other intangible assets	31	—	31
Identified intangible assets not subject to amortization	840	—	840
Total identified intangible assets	$8,573	$(2,953)	$5,620

	December 29, 2012
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,778	$(1,116)	$1,662
Acquisition-related customer relationships	1,712	(551)	1,161
Acquisition-related trade names	68	(33)	35
Licensed technology and patents	2,986	(699)	2,287
Other intangible assets	238	(86)	152
Identified intangible assets subject to amortization	7,782	(2,485)	5,297
Acquisition-related trade names	809	—	809
Other intangible assets	129	—	129
Identified intangible assets not subject to amortization	938	—	938
Total identified intangible assets	$8,720	$(2,485)	$6,235
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
Amortization expenses during each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Acquisition-related developed technology	$140	$142	$280	$279
Acquisition-related customer relationships	68	75	138	153
Acquisition-related trade names	2	3	5	6
Licensed technology and patents	69	47	135	95
Other intangible assets	—	—	103	—
Total amortization expenses	$279	$267	$661	$533

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on the identified intangible assets that are subject to amortization as of June 29, 2013, we expect future amortization expense to be as follows:

(In Millions)	Remainder of 2013	2014	2015	2016	2017
Acquisition-related developed technology	$288	$559	$283	$193	$74
Acquisition-related customer relationships	137	263	245	228	137
Acquisition-related trade names	6	10	9	4	1
Licensed technology and patents	137	264	247	233	195
Total future amortization expenses	$568	$1,096	$784	$658	$407
Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Jun 29, 2013	Dec 29, 2012
Equity method investments	$931	$992
Non-marketable cost method investments	1,207	1,202
Non-current deferred tax assets	369	358
Loans receivable	797	644
Other	1,336	952
Total other long-term assets	$4,640	$4,148
Note 10: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Jun 29, 2013	Dec 29, 2012
Deferred income on shipments of components to distributors	$770	$694
Deferred income from software and services operating segments	1,201	1,238
Current deferred income	1,971	1,932
Non-current deferred income from software and services operating segments	420	473
Total deferred income	$2,391	$2,405
We classify non-current deferred income from the software and services operating segments in other long-term liabilities.
Note 11: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2013, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 123 million additional shares for issuance, increasing the total shares of common stock authorized for issuance as equity awards to employees and non-employee directors to 719 million shares. The approval also extended the expiration date of the 2006 Plan to June 2016. A maximum of 517 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of June 29, 2013, 304 million shares remained available for future grant under the 2006 Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 373 million shares of common stock available for issuance through August 2016. As of June 29, 2013, 226 million shares were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
We recognized $292 million of share-based compensation in the second quarter of 2013 and $587 million for the first six months of 2013 ($280 million in the second quarter of 2012 and $554 million for the first six months of 2012).
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

	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Estimated values	$21.43	$25.25	$21.44	$25.46
Risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Dividend yield	3.8%	3.3%	3.8%	3.3%
Volatility	23%	n/a	25%	25%
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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Estimated values	$3.23	$4.23	$3.11	$4.27	$4.26	$5.53
Expected life (in years)	5.2	5.2	5.2	5.3	0.5	0.5
Risk-free interest rate	0.8%	1.0%	0.8%	1.0%	0.1%	0.1%
Volatility	25%	25%	25%	25%	22%	24%
Dividend yield	3.8%	3.3%	3.9%	3.2%	4.3%	3.2%

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units (RSUs) in the first six months of 2013 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value (Per RSU)
December 29, 2012	109.3	$22.03
Granted	50.1	$21.44
Vested	(41.4)	$20.25
Forfeited	(2.6)	$22.08
June 29, 2013	115.4	$22.41

The aggregate fair value of awards that vested during the first six months of 2013 was $931 million, which represents the market value of our common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested during the first six months of 2013 was $838 million. The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of June 29, 2013, 3.3 million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Activity with respect to outstanding stock options in the first six months of 2013 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price (Per Option)
December 29, 2012	202.8	$20.20
Granted	18.5	$22.93
Exercised	(45.0)	$18.70
Cancelled and forfeited	(1.3)	$22.61
Expired	(1.4)	$21.06
June 29, 2013	173.6	$20.85
Options exercisable as of:
December 29, 2012	139.8	$19.76
June 29, 2013	112.2	$20.27
During the first six months of 2013, the aggregate intrinsic value of stock option exercises was $160 million, which represents the difference between the exercise price and the value of our common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 11.1 million shares in the first six months of 2013 for $200 million (10.3 million shares in the first six months of 2012 for $197 million) under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 12: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market purchases or negotiated transactions. As of June 29, 2013, $4.2 billion remained available for repurchase under the existing repurchase authorization limit. During the second quarter of 2013, we repurchased 23.3 million shares of common stock at a cost of $550 million (40.6 million shares of common stock at a cost of $1.1 billion in the second quarter of 2012). During the first six months of 2013, we repurchased 48.5 million shares of common stock at a cost of $1.1 billion (97.5 million shares of common stock at a cost of $2.6 billion in the first six months of 2012). We have repurchased 4.3 billion shares at a cost of $90 billion since the program began in 1990.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated condensed financial statements, we also treat shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not issued or considered common stock repurchases under our authorized common stock repurchase plan. During the first six months of 2013, we withheld 12.3 million shares to satisfy $272 million (11.3 million shares to satisfy $315 million during the first six months of 2012) of employees’ tax obligations.
Note 13: Gains (Losses) on Equity Investments, Net
Gains (losses) on equity investments, net during each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Share of equity method investee losses, net	$(19)	$(16)	$(42)	$(35)
Impairment charges	(60)	(50)	(77)	(109)
Gains on sales, net	10	34	14	64
Dividends	45	—	45	—
Other, net	35	79	45	108
Total gains (losses) on equity investments, net	$11	$47	$(15)	$28
Note 14: Interest and Other, Net
Interest and other, net during each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Interest income	$26	$25	$49	$53
Interest expense	(60)	(21)	(133)	(52)
Other, net	(3)	51	(3)	77
Total interest and other, net	$(37)	$55	$(87)	$78
Interest expense in the preceding table is net of $67 million of interest capitalized in the second quarter of 2013 and $121 million of interest capitalized in the first six months of 2013 ($59 million in the second quarter of 2012 and $109 million in the first six months of 2012).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 15: Earnings Per Share
We computed our basic and diluted earnings per common share during each period as follows:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net income available to common stockholders	$2,000	$2,827	$4,045	$5,565
Weighted average common shares outstanding—basic	4,978	5,022	4,963	5,010
Dilutive effect of employee equity incentive plans	67	108	72	118
Dilutive effect of convertible debt	61	69	58	68
Weighted average common shares outstanding—diluted	5,106	5,199	5,093	5,196
Basic earnings per common share	$0.40	$0.56	$0.82	$1.11
Diluted earnings per common share	$0.39	$0.54	$0.79	$1.07
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
We excluded 51 million outstanding weighted average stock options for the second quarter of 2013 and 56 million for the first six months of 2013 from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (10 million for the second quarter of 2012 and 15 million for the first six months of 2012). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. In the second quarter of 2013, we included all outstanding weighted average restricted stock units and stock options with exercise prices less than the average market value of the common shares in the calculation of diluted earnings per common share, but 23 million of these restricted stock units and options did not have any impact on the dilutive effect of employee equity incentive plans in the preceding table as they were determined to be anti-dilutive when the treasury stock method was applied. In the second quarter of 2013 and second quarter of 2012, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

Note 16: Income Taxes
Provision for Taxes
Our effective income tax rate was 21.2% in the first six months of 2013 compared to 28.2% in the first six months of 2012. The effective rate was positively impacted by the U.S. R&D tax credit reenacted in January 2013 retroactive to the beginning of 2012. The enactment date occurred after our fiscal year end of December 29, 2012 so the impact of the R&D tax credit was not recognized in the 2012 financial statements. The full year 2012 and the first six months of 2013 impact of the U.S. R&D tax credit was recognized in the financial statements in the first six months 2013.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 17: Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2013 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 29, 2012	$701	$93	$93	$(32)	$(1,122)	$(132)	$(399)
Other comprehensive income before reclassifications	946	—	(188)	—	57	(28)	787
Amounts reclassified out of accumulated other comprehensive income	(12)	—	23	2	51	—	64
Tax effects	(327)	—	58	—	(38)	—	(307)
Other comprehensive income (loss)	607	—	(107)	2	70	(28)	544
June 29, 2013	$1,308	$93	$(14)	$(30)	$(1,052)	$(160)	$145

The amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, during each period were as follows:

	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Comprehensive Income Components	Income Before Taxes Impact (In Millions)		Income Before Taxes Impact (In Millions)		Location
Unrealized holding gains (losses) on available-for-sale investments
	$—	$(1)	$3	$(12)	Interest and other, net
	8	32	9	38	Gains (losses) on equity investments, net
	8	31	12	26
Unrealized holding gains (losses) on derivatives
Currency forwards	(28)	11	(28)	26	Cost of sales
	5	(15)	8	(36)	Research and development
	(3)	(6)	(4)	(11)	Marketing, general and administrative
Other instruments	1	—	1	(1)	Cost of sales
	(25)	(10)	(23)	(22)
Amortization of pension and postretirement benefit components
Prior service credits (costs)	(1)	(1)	(2)	(2)
Actuarial gains (losses)	(26)	(23)	(51)	(46)
	(27)	(24)	(53)	(48)
Total amounts reclassified out of accumulated other comprehensive income	$(44)	$(3)	$(64)	$(44)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2012.

We estimate that we will reclassify approximately $28 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
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
A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs. In general, they contend that we improperly conditioned price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; and they allege that our software compiler business unfairly preferred Intel® microprocessors over competing microprocessors and that, through the use of our compilers and other means, we have caused the dissemination of inaccurate and misleading benchmark results concerning our microprocessors. Based on the procedural posture of the various remaining competition matters, which we describe in subsequent paragraphs, our investment of resources to explain and defend our position has declined as compared to the period 2005-2011. Nonetheless, certain of the matters remain active, and these challenges could continue for a number of years, potentially requiring us to invest additional resources. We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in the remaining proceedings.
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
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC's decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place on July 3 through July 6, 2012. The court's decision is expected in mid- to late 2013.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The EC decision exceeds 500 pages but contains no specific direction on whether or how we should modify our business practices. Instead, the decision states that we should “cease and desist” from further conduct that, in the EC's opinion, would violate applicable law. We have taken steps, which are subject to the EC's ongoing review, to comply with that decision pending appeal. We had discussions with the EC to better understand the decision and to explain changes to our business practices. Based on our current understanding and expectations, we do not believe that any such changes will be material to our financial position, results, or cash flows.
In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served on us an Examination Report alleging that sales to two customers during parts of 2002-2005 violated Korea's Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC's examiner submitted a written reply to our response. In March 2008, we submitted a further response. In April 2008, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. In November 2008, the KFTC issued a final written decision concluding that our discounts had violated Korean antitrust law and imposing a fine on us of approximately $20 million, which we paid in January 2009. In December 2008, we appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC's decision. In June 2013, the Seoul High Court rejected Intel's appeal and affirmed the KFTC's findings, including the imposition of the fine.
At least 82 separate class-action lawsuits have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against us by AMD in June 2005 in the U.S. District Court for the District of Delaware (AMD litigation). Like the AMD litigation, these class-action lawsuits allege that we engaged in various actions in violation of the Sherman Act and other laws by, among other things: providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near-exclusive dealing that allegedly unfairly interfered with AMD's ability to sell its microprocessors; interfering with certain AMD product launches; and interfering with AMD's participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. We dispute these class-action claims and intend to defend the lawsuits vigorously.
All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain PCs containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master's Report, and a hearing on those objections was held in March 2011. In September 2012, the court ruled that an evidentiary hearing will be necessary to enable the court to rule on the objections to the Special Master's Report, to resolve the motion to certify the class, and to resolve a separate motion to exclude certain testimony and evidence from the MDL plaintiffs' expert. The hearing occurred in July 2013, and a decision from the court will follow sometime after the completion of post-hearing briefs.
All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions has agreed to delay ruling on this motion until after the Delaware district court rules on the similar motion in the MDL proceedings. Given the procedural posture and the nature of these cases, including the fact that the Delaware district court has not determined whether the matters before it may proceed as a class action, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed a lawsuit in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of set-off against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for “turnover” under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest based on LOTC's claimed cost of borrowing. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is “non-core” under the Bankruptcy Code. We believe that we acted in a manner consistent with our contractual rights, and we intend to defend against any claim to the contrary. Given the procedural posture and the nature of this case, including that discovery has just begun, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.
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
In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative, and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial, and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012, and entered final judgment in the case in February 2013. In April 2013, plaintiffs filed a notice of appeal. Because the resolution of the appeal may materially impact the scope and nature of the proceeding, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

X2Y Attenuators, LLC v. Intel et al
In May 2011, X2Y Attenuators, LLC (X2Y) filed a patent infringement lawsuit in the U.S. District Court for the Western District of Pennsylvania and a complaint with the U.S. International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and two of our customers, Apple Inc. and Hewlett-Packard Company, alleging infringement of five patents. X2Y subsequently added a sixth patent to both actions. The district court action is stayed pending resolution of the ITC proceeding. X2Y alleges that at least Intel® Core™ and Intel® Xeon® processor families infringe the asserted patents. X2Y also requests that the ITC issue permanent exclusion and cease-and-desist orders to, among other things, prohibit us from importing these microprocessors and Apple and Hewlett-Packard Company products that incorporate these microprocessors into the United States. In the district court action, X2Y seeks unspecified damages, including enhanced damages for alleged willful infringement, and injunctive relief. On June 13, 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The Administrative Law Judge held a hearing on the remaining three patents in August 2012 and issued an initial determination in December 2012. In the initial determination, the Administrative Law Judge found that Intel, Apple, and Hewlett-Packard Company have not violated Section 337 of the Tariff Act of 1930 because they have not infringed any of the asserted claims of the three patents, and ruled that the asserted claims of two of the patents were invalid. In December 2012, the parties filed petitions for review of the initial determination by the ITC. On February 15, 2013, the ITC determined to review in part the initial determination. On review, the Commission determined to reverse or vacate certain findings, and to terminate the investigation with a finding of no violation. On April 12, 2013, X2Y filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Given the procedural posture and nature of the cases, including, the fact that resolution of the appeal of the ITC's decision may materially impact the scope and nature of the proceeding, the fact that monetary damages are not an available remedy in the ITC, and that discovery regarding X2Y’s claimed damages has not commenced in the stayed district court action, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute the claims and intend to defend the lawsuits vigorously.
Note 19: Operating Segments Information
Our operating segments in effect as of June 29, 2013 include:

• PC Client Group	• Software and services operating segments
• Data Center Group	• McAfee
• Other Intel architecture operating segments	• Wind River Software Group
• Intelligent Systems Group	• Software and Services Group
• Intel Mobile Communications	• All Other
• Tablet Group	• Non-Volatile Memory Solutions Group
• Phone Group
• Service Provider Group
• Netbook Group
In the first quarter of 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within the DCG to the PCCG, as the technology from that portion of the business is primarily used for client connectivity. Prior period amounts have been adjusted retrospectively to reflect this new organization structure.
In the second quarter of 2013, Brian Krzanich became our Chief Executive Officer (CEO) and a member of Intel's Board of Directors, succeeding Paul S. Otellini, who retired from the Board and as CEO. During Q2 2013, Mr. Krzanich made management organizational changes to enable greater focus and speed in decision making. The management changes did not result in a change to what businesses comprise our operating segments or to the conclusion that the Chief Operating Decision Maker (CODM) is the CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Our PCCG and our DCG are reportable operating segments. We also aggregate and disclose the financial results of our non-reportable operating segments within “other Intel architecture operating segments” and “software and services operating segments” as shown in the above operating segments list. Each of these aggregated operating segments does not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•
PC Client Group. Includes platforms designed for the notebook (including Ultrabook™ systems and convertibles), desktop (including high-end enthusiast PCs), and tablet market segments; and wireless and wired connectivity products.

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
The “All other” category includes revenue, expenses, and charges such as:

•	results of operations from our Non-Volatile Memory Solutions Group that includes NAND flash memory products for use in a variety of devices;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	divested businesses for which discrete operating results are not reviewed by our CODM;

•	results of operations of start-up businesses that support our initiatives, including our foundry business; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Segment information during each period was as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net revenue
PC Client Group	$8,100	$8,754	$16,092	$17,253
Data Center Group	2,743	2,734	5,328	5,139
Other Intel architecture operating segments	942	1,108	1,920	2,183
Software and services operating segments	610	586	1,198	1,157
All other	416	319	853	675
Total net revenue	$12,811	$13,501	$25,391	$26,407
Operating income (loss)
PC Client Group	$2,659	$3,440	$5,172	$6,931
Data Center Group	1,230	1,365	2,309	2,500
Other Intel architecture operating segments	(608)	(335)	(1,219)	(647)
Software and services operating segments	(8)	14	(32)	21
All other	(554)	(652)	(992)	(1,163)
Total operating income	$2,719	$3,832	$5,238	$7,642

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 29, 2013 to the three and six months ended June 30, 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 29, 2012. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Form 10-K, and as may be updated in our Forms 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of July 29, 2013.
Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q2 2013	Q1 2013	Change	Q2 2013	Q2 2012	Change
Net revenue	$12,811	$12,580	$231	$12,811	$13,501	$(690)
Gross margin	$7,470	$7,066	$404	$7,470	$8,554	$(1,084)
Gross margin percentage	58.3%	56.2%	2.1%	58.3%	63.4%	(5.1)%
Operating income	$2,719	$2,519	$200	$2,719	$3,832	$(1,113)
Net income	$2,000	$2,045	$(45)	$2,000	$2,827	$(827)
Diluted earnings per common share	$0.39	$0.40	$(0.01)	$0.39	$0.54	$(0.15)

Our Q2 2013 revenue of $12.8 billion was up 2% from Q1 2013, and in line with our expectations that we provided in April. The increase from Q1 2013 was driven by higher platform volumes partially offset by softness in our Intel Mobile Communications business. We believe there was a small increase in inventory levels in the worldwide PC supply chain as our customers began building inventory of Haswell-based PCs. Compared to Q2 2012 our revenue was down $690 million, or 5%, as PC Client Group platform unit volume decreased 5%.

While the first half of 2013 was consistent with our expectations, we now expect 2013 revenue to be approximately flat compared to 2012. While macroeconomic conditions are expected to improve in the second half, the rate of recovery is slower than anticipated at the beginning of the year. In addition, the PC market segment is being negatively impacted by the growth in ultra-mobile devices such as tablets, and there is customer uncertainty about this trend and other technology transitions happening in the second half of the year. We have taken tactical actions to further reduce our expectations for capital expenditures in 2013 by $1.0 billion to $11.0 billion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our gross margin percentage in Q2 2013 increased two percentage points from Q1 2013 on lower excess capacity charges and lower non-qualified product costs as the remaining platform variations of our 4th generation Intel® Core™ Processor family (code-named “Haswell”) qualified for sale in the second quarter. Our gross margin percentage also benefited from sell-through of previously non-qualified units and higher notebook and data center platform volume. These increases were partially offset by higher factory start-up costs for our next generation 14nm process technology. Our Q3 2013 gross margin percentage is expected to be three percentage points higher when compared to Q2 2013 as our next-generation Intel®  Atom™ processor-based SoC for tablets (code-named “Bay Trail") are expected to qualify for sale resulting in lower non-qualified product costs. In addition, we expect higher platform volume, higher sell-through of previously non-qualified units, and lower factory start-up costs in Q3 2013.

We had significant product developments in the second quarter. We launched our 4th generation Intel Core Processor family designed for notebooks (including Ultrabook™ systems and convertibles), desktops, tablets and other touch-enabled devices. Platform variations within this family of processors are able to deliver our most significant increase in power savings from a previous generation. We expect the volume of our platforms based on the 4th generation Intel Core Processor family to ramp significantly in the second half of 2013. In the second quarter we also made significant progress in our tablet business with the announcement that the Samsung GALAXY* Tab-3 10.1 inch tablet is powered by the Intel® Atom™ Z2560 processor (code-named "Clover Trail+") and will be available with our multimode-multiband LTE solution.

Our expected product introductions in the second half of 2013 demonstrate the strength of our product portfolio across market segments. We expect to launch our next-generation Intel® Atom™ microarchitecture platforms (code-named “Silvermont”) designed for use in a variety of ultra-mobile form factors across various screen sizes and system price points in both traditional PCs and tablets (code-named “Bay Trail”) and smartphones (code-named “Merrifield”). In the data center market segment, we expect that our next-generation Intel Atom microarchitecture platforms designed for use in the microserver market segment (code-named "Avoton"), as well as our Intel® Xeon® processors manufactured using our 22nm process technology will both be shipping in the second half of 2013. This portfolio of product introductions is built on our increasing process technology manufacturing lead. Building on this leadership, we expect to begin manufacturing platforms using our next-generation 14nm process technology by the end of 2013.

Our business continues to produce significant cash from operations, generating $4.7 billion in Q2 2013. From a financial condition perspective, we ended Q2 2013 with an investment portfolio of $17.4 billion, which consisted of cash and cash equivalents, short-term investments, and trading assets. During Q2 2013, we purchased $2.7 billion in capital assets and returned cash to stockholders by paying $1.1 billion in dividends and repurchasing $550 million of common stock through our common stock repurchase program. In July 2013, the Board of Directors declared a cash dividend of $0.225 per common share to be paid in September 2013.

In the second quarter of 2013, Brian Krzanich became our Chief Executive Officer and a member of Intel's Board of Directors, succeeding Paul S. Otellini, who retired from the Board and as CEO. During Q2 2013, Mr. Krzanich made management organizational changes to enable greater focus and speed in decision making. These changes included flattening our senior leadership organizational structure and as a result the general managers of PC Client Group (PCCG), Data Center Group (DCG) and our other Intel architecture operating segments now directly report to Mr. Krzanich. The management changes did not result in a change to the businesses comprising our operating segments. We continue to electively aggregate and disclose the financial results of our non-reportable operating segments (other Intel architecture segments and software and services operating segments). In addition to the management organizational changes, we have re-directed resources to place greater emphasis on our Intel Atom microarchitecture-based products. These changes are important to our success in light of the increasing shift in market demand to ultra-mobile devices. With this increased emphasis on Intel Atom processors, we expect to move Intel Atom processors at an even faster pace to our leading edge silicon technology and focus on the SoC integration of key components like graphics and communications.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Business Outlook for Q3 2013 and full-year 2013 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general and administrative (MG&A)), and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q. The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

The forward-looking statements in the Business Outlook will be effective through the close of business on September 13, 2013 unless updated earlier. From the close of business on September 13, 2013 until our quarterly earnings release is published, currently scheduled for October 15, 2013, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on July 17, 2013, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

Starting with the third quarter earnings announcement, we plan to post our quarterly earnings results on our Investor Relations website, at www.intc.com/results.cfm, and no longer distribute our quarterly financial results via a news wire service.

Results of Operations – Second Quarter of 2013 Compared to Second Quarter of 2012
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q2 2013		Q2 2012
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$12,811	100.0%	$13,501	100.0%
Cost of sales	5,341	41.7%	4,947	36.6%
Gross margin	7,470	58.3%	8,554	63.4%
Research and development	2,516	19.7%	2,513	18.6%
Marketing, general and administrative	2,165	16.9%	2,131	15.8%
Amortization of acquisition-related intangibles	70	0.5%	78	0.6%
Operating income	2,719	21.2%	3,832	28.4%
Gains (losses) on equity investments, net	11	0.1%	47	0.3%
Interest and other, net	(37)	(0.3)%	55	0.4%
Income before taxes	2,693	21.0%	3,934	29.1%
Provision for taxes	693	5.4%	1,107	8.2%
Net income	$2,000	15.6%	$2,827	20.9%

Diluted earnings per common share	$0.39		$0.54
Our net revenue for Q2 2013 decreased $690 million, or 5%, compared to Q2 2012. The decrease was driven by PCCG and DCG platform volume which decreased 5% primarily on softness in traditional PC demand. PCCG and DCG platform average selling prices were up 1%.
Our overall gross margin dollars for Q2 2013 decreased $1.1 billion, or 13%, compared to Q2 2012. The decrease was primarily due to $537 million of higher start-up costs for our next-generation 14nm process technology and lower PCCG and DCG platform revenue.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our overall gross margin percentage decreased to 58.3% in Q2 2013 from 63.4% in Q2 2012. The decrease in the gross margin percentage was primarily due to the gross margin percentage decrease in PCCG. We derived a substantial majority of our overall gross margin dollars in Q2 2013 and Q2 2012 from the sale of platforms in the PCCG and DCG operating segments.
PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	Q2 2013	Q2 2012
Net revenue	$8,100	$8,754
Operating income	$2,659	$3,440
Net revenue for the PCCG operating segment decreased by $654 million, or 7%, in Q2 2013 compared to Q2 2012. PCCG platform unit sales were down 5%. The decrease in revenue was driven by lower notebook and desktop platform unit sales which were down 7% and 3%, respectively.
PCCG platform average selling prices were flat as 4% lower notebook platform average selling prices were offset by 6% higher desktop platform average selling prices.
Operating income decreased by $781 million, or 23%, in Q2 2013 compared to Q2 2012 driven by $853 million of lower gross margin, partially offset by $72 million of lower operating expenses. The decrease in gross margin was driven by $438 million of higher start-up costs for our next-generation 14nm process technology and lower platform revenue. Additionally, higher pre-qualification product costs contributed to the decrease. These decreases were partially offset by lower platform unit costs.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q2 2013	Q2 2012
Net revenue	$2,743	$2,734
Operating income	$1,230	$1,365
Net revenue for the DCG operating segment increased by $9 million in Q2 2013 compared to Q2 2012. DCG platform unit sales were up 1%, while DCG platform average selling prices were down 1%. Our platform unit sales continued to benefit from significant growth in the Internet cloud and high performance computing market segments. This was partially offset by lower unit sales in the enterprise market segment.
Operating income decreased by $135 million, or 10%, in Q2 2013 compared to Q2 2012 driven by $175 million of lower gross margin partially offset by $40 million of lower operating expenses. Gross margin was negatively impacted by higher platform unit cost and $74 million of higher start-up costs for our next generation 14nm process technology.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Intel Architecture Operating Segments
The revenue and operating loss for the other Intel architecture (Other IA) operating segments, including Intelligent Systems Group (ISG), Intel Mobile Communications (IMC), the Tablet Group, the Phone Group, the Service Provider Group, and the Netbook Group for each period were as follows:

(In Millions)	Q2 2013	Q2 2012
Net revenue	$942	$1,108
Operating income (loss)	$(608)	$(335)
Net revenue for the Other IA operating segments decreased by $166 million, or 15%, in Q2 2013 compared to Q2 2012. The decrease was primarily due to significantly lower IMC platform volumes and lower netbook platform unit sales. These decreases were partially offset by higher ISG platform average selling prices.
The operating results for the Other IA operating segments decreased by $273 million in Q2 2013 compared to Q2 2012. The decline in operating results was primarily due to higher operating expenses in the Other IA operating segments on R&D investments in our phone and tablet products. Additionally, lower IMC revenue and lower netbook platform revenue contributed to the decrease. These decreases were partially offset by higher ISG platform revenue.
Software and Services Operating Segments
The revenue and operating income for the Software and Services (SSG) operating segments, including McAfee, Inc., Wind River Software Group, and Software and Services Group, for each period were as follows:

(In Millions)	Q2 2013	Q2 2012
Net revenue	$610	$586
Operating income (loss)	$(8)	$14
Net revenue for the SSG operating segments increased by $24 million in Q2 2013 compared to Q2 2012.
The operating results for the SSG operating segments decreased by $22 million in Q2 2013 compared to Q2 2012.
Operating Expenses
Operating expenses for each period were as follows:

(In Millions)	Q2 2013	Q2 2012
Research and development	$2,516	$2,513
Marketing, general and administrative	$2,165	$2,131
Amortization of acquisition-related intangibles	$70	$78
Research and Development. R&D spending increased by $3 million in Q2 2013 compared to Q2 2012. Higher compensation expenses mainly due to an increase in employees as well as annual salary increases and higher investments in our products, primarily smartphones and tablets, were mostly offset by lower process development costs for our next-generation 14nm process technology.
Marketing, General and Administrative. MG&A increased by $34 million, or 2%, in Q2 2013 compared to Q2 2012.
R&D, combined with MG&A, were 37% of net revenue in Q2 2013 (34% of net revenue in Q2 2012).

Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for the periods indicated were as follows:

(In Millions)	Q2 2013	Q2 2012
Gains (losses) on equity investments, net	$11	$47
Interest and other, net	$(37)	$55
We recognized lower net gains on equity investments in Q2 2013 compared to Q2 2012 due to lower gains on third-party merger transactions and sales, partially offset by higher cash dividends.
We recognized an interest and other net loss in Q2 2013 compared to a net gain in Q2 2012. We recognized a net loss in Q2 2013 due to higher interest expense because of the issuance of our $6.2 billion aggregate principal amount of senior unsecured notes in Q4 2012. We received proceeds from an insurance claim in Q2 2012 related to the floods in Thailand.
In July 2013, we sold our interest in Clearwire LLC, which had been accounted for as an equity method investment, and our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities. We expect to receive proceeds of $470 million on the sale of these investments and recognize a gain of $439 million in the third quarter of 2013.
Provision for Taxes
Our provision for taxes and effective tax rate for the periods indicated were as follows:

(Dollars in Millions)	Q2 2013	Q2 2012
Income before taxes	$2,693	$3,934
Provision for taxes	$693	$1,107
Effective tax rate	25.7%	28.1%
The Q2 2013 effective tax rate was positively impacted by the inclusion of the U.S. R&D tax credit that was reenacted in Q1 2013.

Results of Operations – First Six Months of 2013 Compared to First Six Months of 2012
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	YTD 2013		YTD 2012
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$25,391	100.0%	$26,407	100.0%
Cost of sales	10,855	42.8%	9,588	36.3%
Gross margin	14,536	57.2%	16,819	63.7%
Research and development	5,043	19.8%	4,914	18.6%
Marketing, general and administrative	4,112	16.2%	4,104	15.6%
Amortization of acquisition-related intangibles	143	0.6%	159	0.6%
Operating income	5,238	20.6%	7,642	28.9%
Gains (losses) on equity investments, net	(15)	(0.1)%	28	0.1%
Interest and other, net	(87)	(0.3)%	78	0.3%
Income before taxes	5,136	20.2%	7,748	29.3%
Provision for taxes	1,091	4.3%	2,183	8.2%
Net income	$4,045	15.9%	$5,565	21.1%

Diluted earnings per common share	$0.79		$1.07
Our net revenue for the first six months of 2013 decreased $1.0 billion, or 4%, compared to the first six months of 2012. The decrease was driven by PCCG and DCG platform volume which decreased 5% primarily on softness in traditional PC demand. This decrease was partially offset by higher PCCG and DCG platform average selling prices, which were up 2%.
Our overall gross margin dollars for the first six months of 2013 decreased $2.3 billion, or 14%, compared to the first six months of 2012. The decrease was primarily due to $949 million of higher start-up costs for our next-generation 14nm process technology as well as lower PCCG and DCG platform revenue. Additionally, $238 million of higher excess capacity charges, primarily in the first three months, contributed to the decrease.
Our overall gross margin percentage decreased to 57.2% in the first six months of 2013 from 63.7% in the first six months of 2012. The decrease in the gross margin percentage was primarily due to the gross margin percentage decrease in PCCG. We derived a substantial majority of our overall gross margin dollars in the first six months of 2013 and the first six months of 2012 from the sale of platforms in the PCCG and DCG operating segments.

PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Net revenue	$16,092	$17,253
Operating income	$5,172	$6,931
Net revenue for the PCCG operating segment decreased by $1.2 billion, or 7%, in the first six months of 2013 compared to the first six months of 2012. PCCG platform unit sales were down 6%. The decrease in revenue was driven by lower notebook and desktop platform volume which were down 7% and 5%, respectively. These decreases were partially offset by higher PCCG platform average selling prices, up 1%, driven by 6% higher desktop platform average selling prices, mostly offset by 3% lower notebook platform average selling prices.
Operating income decreased by $1.8 billion, or 25%, in the first six months of 2013 compared to the first six months of 2012 which was driven entirely by lower gross margin. The decrease in gross margin was driven by $813 million of higher start-up costs for our next-generation 14nm process technology and lower platform revenue. Higher excess capacity charges, primarily in the first three months, of $177 million and higher pre-qualification product costs also contributed to the decrease.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Net revenue	$5,328	$5,139
Operating income	$2,309	$2,500
Net revenue for the DCG operating segment increased by $189 million, or 4%, in the first six months of 2013 compared to the first six months of 2012. DCG platform unit sales were up 3%, while DCG platform average selling prices were flat. Our platform unit sales continued to benefit from significant growth in the Internet cloud and high performance computing market segments. This was partially offset by lower unit sales in the enterprise market segment.
Operating income decreased by $191 million, or 8%, in the first six months of 2013 compared to the first six months of 2012 driven by $214 million of lower gross margin partially offset by $23 million of lower operating expenses. Gross margin was negatively impacted by higher platform unit cost and $87 million of higher start-up costs for our next-generation 14nm process technology. These impacts were partially offset by higher server platform revenue.
Other Intel Architecture Operating Segments
The revenue and operating loss for the Other IA operating segments, including ISG, IMC, the Tablet Group, the Phone Group, the Service Provider Group, and the Netbook Group, for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Net revenue	$1,920	$2,183
Operating income (loss)	$(1,219)	$(647)
Net revenue for the Other IA operating segments decreased by $263 million, or 12%, in the first six months of 2013 compared to the first six months of 2012. The decrease was primarily due to lower netbook platform unit sales and significantly lower IMC volume. These decreases were partially offset by higher ISG revenue on increased platform average selling prices.
Operating results for the Other IA operating segments decreased by $572 million in the first six months of 2013 compared to the first six months of 2012. The decline in operating results was primarily due to higher operating expenses in the Other IA operating segments on R&D investments in our phone and tablet products as well as lower netbook platform revenue.

Software and Services Operating Segments
The revenue and operating income for the SSG operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Net revenue	$1,198	$1,157
Operating income (loss)	$(32)	$21
Net revenue for the SSG operating segments increased by $41 million in the first six months of 2013 compared to the first six months of 2012.
The operating results for the SSG operating segments decreased by $53 million in the first six months of 2013 compared to the first six months of 2012.
Operating Expenses
Operating expenses for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Research and development	$5,043	$4,914
Marketing, general and administrative	$4,112	$4,104
Amortization of acquisition-related intangibles	$143	$159
Research and Development. R&D spending increased by $129 million, or 3%, in the first six months of 2013 compared to the first six months of 2012. This increase was driven by higher compensation expenses mainly due to an increase in employees as well as annual salary increases and higher investments in our products, primarily smartphones and tablets. This increase was partially offset by lower process development costs for our next-generation 14nm process technology.
Marketing, General and Administrative. MG&A expenses increased by $8 million, in in the first six months of 2013 compared to the first six months of 2012.
R&D, combined with MG&A expenses, were 36% of net revenue in the first six months of 2013 (34% of net revenue in the first six months of 2012).

Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Gains (losses) on equity investments, net	$(15)	$28
Interest and other, net	$(87)	$78
We recognized net losses on equity investments in the first six months of 2013 compared to net gains in the first six months of 2012 due to lower gains on third-party merger transactions and sales, partially offset by higher cash dividends and lower impairments.
We recognized an interest and other, net loss in the first six months of 2013 compared to a net gain in the first six months of 2012. We recognized a net loss in the first six months of 2013 due to higher interest expense because of the issuance of our $6.2 billion aggregate principal amount of senior unsecured notes in Q4 2012. We received proceeds from an insurance claim in Q2 2012 related to the floods in Thailand.
In July 2013, we sold our interest in Clearwire LLC, which had been accounted for as an equity method investment, and our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities. We expect to receive proceeds of $470 million on the sale of these investments and recognize a gain of $439 million in the third quarter of 2013.
Provision for Taxes
Our provision for taxes and effective tax rate for the periods indicated were as follows:

(Dollars in Millions)	YTD 2013	YTD 2012
Income before taxes	$5,136	$7,748
Provision for taxes	$1,091	$2,183
Effective tax rate	21.2%	28.2%
During Q1 2013, the U.S. R&D tax credit was reenacted retroactive to the beginning of 2012.The majority of the decrease in our effective tax rate between the first six months of 2013 and the first six months of 2012 was driven by the recognition of the 2012 U.S. R&D tax credit in Q1 2013. The effective tax rate was also positively impacted by the portion of the 2013 U.S. R&D tax credit recognized in the first six months of 2013.
Liquidity and Capital Resources

(Dollars in Millions)	Jun 29, 2013	Dec 29, 2012
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$17,350	$18,162
Loans receivable and other long-term investments	$2,606	$1,472
Short-term and long-term debt	$13,413	$13,448
Debt as % of stockholders’ equity	24.9%	26.3%

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In summary, our cash flows in the periods indicated were as follows:

(In Millions)	YTD 2013	YTD 2012
Net cash provided by operating activities	$9,007	$7,711
Net cash used for investing activities	(10,829)	(3,876)
Net cash used for financing activities	(2,870)	(3,671)
Effect of exchange rate fluctuations on cash and cash equivalents	(8)	(6)
Net increase (decrease) in cash and cash equivalents	$(4,700)	$158
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations in the first six months of 2013 was $9.0 billion, an increase of $1.3 billion compared to the first six months of 2012 due to changes in our working capital, partially offset by lower net income in the first six months of 2013. Income taxes paid, net of refunds, in the first six months of 2013 compared to the first six months of 2012 were $1.1 billion lower due to lower income before taxes in 2013 and 2012 income tax overpayments.
Changes in assets and liabilities as of June 29, 2013 compared to December 29, 2012 included the following:

•	Accrued compensation and benefits decreased due to the payout of 2012 profit-dependent compensation.

•	Accounts receivable decreased due to lower revenue in the first six months of 2013.
In the first six months of 2013, our three largest customers accounted for 42% of net revenue (41% in the first six months of 2012) with Hewlett-Packard Company accounting for 16% of our net revenue (17% in the first six months of 2012), Dell Inc. accounting for 15% of our net revenue (14% in the first six months of 2012), and Lenovo Group Limited accounting for 11% of our net revenue (10% in the first six months of 2012). These three customers accounted for 30% of net accounts receivable as of June 29, 2013 (33% as of December 29, 2012).
Investing Activities
The increase in cash used for investing activities in the first six months of 2013, compared to the first six months of 2012, was primarily due to net purchases of available-for-sale investments and trading assets in the first six months of 2013, as compared to net maturities and sales of available-for-sale investments and trading assets in the first six months of 2012.
Financing Activities
The decrease in cash used for financing activities in the first six months of 2013, compared to the first six months of 2012, was due to lower repurchases of common stock under our authorized common stock repurchase program in the first six months of 2013, partially offset by lower proceeds from the sale of shares through employee equity incentive plans.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of June 29, 2013, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $17.4 billion ($18.2 billion as of December 29, 2012). In addition to the $17.4 billion, we have $2.6 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. There were no borrowings under our commercial paper program during the first six months of 2013. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of June 29, 2013. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
As of June 29, 2013, $10.3 billion of our cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets was held by our non-U.S. subsidiaries. Of the $10.3 billion held by our non-U.S. subsidiaries, approximately $1.9 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of June 29, 2013. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
We believe that we have the financial resources needed to meet business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, acquisitions, and strategic investments.
Fair Value of Financial Instruments
When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions, such as an obligor’s credit risk, that market participants would use when pricing the asset or liability. For further information, see “Note 2: Fair Value” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.
Marketable Debt Instruments
As of June 29, 2013, our assets measured and recorded at fair value on a recurring basis included $18.4 billion of marketable debt instruments. Of these instruments, $6.6 billion was classified as Level 1, $11.3 billion as Level 2, and $492 million as Level 3.
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $11.3 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 60% was classified as Level 2 due to the use of a discounted cash flow model, and approximately 40% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of June 29, 2013, our assets measured and recorded at fair value on a recurring basis included $781 million of loans receivable and $100 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Equity Securities
As of June 29, 2013, our assets measured and recorded at fair value on a recurring basis included $5.4 billion of marketable equity securities. All of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in non-U.S. currency exchange rates, interest rates, and equity prices. The information in this section should be read in connection with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2012. All of the potential changes presented below are based on sensitivity analyses performed on our financial positions as of June 29, 2013 and December 29, 2012. Actual results may differ materially.
Equity Prices
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities at the inception of the investment. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net.

We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in cost of sales and operating expenses.
As of June 29, 2013, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $5.4 billion ($4.4 billion as of December 29, 2012). Our marketable equity investment in ASML Holding N.V. was carried at a fair market value of $5.0 billion, or 92% of our marketable equity portfolio, as of June 29, 2013. Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 35% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.9 billion, based on the value as of June 29, 2013 (a decrease in value of approximately $1.6 billion, based on the value as of December 29, 2012 using an assumed loss of 35%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.2 billion as of June 29, 2013 and December 29, 2012. The carrying amount of our non-marketable equity method investments was $910 million as of June 29, 2013 ($966 million as of December 29, 2012). The majority of our non-marketable equity method investments balance as of June 29, 2013 was concentrated in our IM Flash Technologies, LLC investment of $611 million ($642 million as of December 29, 2012).

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Note 18: Contingencies” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 29, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2012 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market purchases or negotiated transactions. As of June 29, 2013, $4.2 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our publicly announced stock repurchase plan during the second quarter of 2013 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans
March 31, 2013 – April 27, 2013	6.3	$21.73	$4,662
April 28, 2013 – May 25, 2013	6.1	$24.00	$4,516
May 26, 2013 – June 29, 2013	10.9	$24.45	$4,249
Total	23.3	$23.58
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
For further discussion, see "Note 12: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
10.1**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2013					X
10.2**	Offer letter from Intel Corporation to Paul S. Otellini effective May 17, 2013					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

INTEL CORPORATION (Registrant)

Date:	July 29, 2013	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer,and Principal Accounting Officer