Form 10-Q
period 2013-09-28
INTEL CORP
filed 2013-10-28
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 18, 2013
Common stock, $0.001 par value	4,971 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net revenue	$13,483	$13,457	$38,874	$39,864
Cost of sales	5,069	4,942	15,924	14,530
Gross margin	8,414	8,515	22,950	25,334
Research and development	2,742	2,605	7,785	7,519
Marketing, general and administrative	1,970	1,995	6,082	6,099
Restructuring and asset impairment charges	124	—	124	—
Amortization of acquisition-related intangibles	74	74	217	233
Operating expenses	4,910	4,674	14,208	13,851
Operating income	3,504	3,841	8,742	11,483
Gains (losses) on equity investments, net	452	53	437	81
Interest and other, net	(32)	27	(119)	105
Income before taxes	3,924	3,921	9,060	11,669
Provision for taxes	974	949	2,065	3,132
Net income	$2,950	$2,972	$6,995	$8,537
Basic earnings per common share	$0.59	$0.59	$1.41	$1.71
Diluted earnings per common share	$0.58	$0.58	$1.37	$1.65
Cash dividends declared per common share	$0.45	$0.45	$0.90	$0.87
Weighted average common shares outstanding:
Basic	4,981	4,996	4,969	5,006
Diluted	5,100	5,153	5,095	5,181
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net income	$2,950	$2,972	$6,995	$8,537
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	769	80	1,376	137
Change in net deferred tax asset valuation allowance	(20)	1	(20)	1
Change in net unrealized holding gains (losses) on derivatives	70	166	(37)	103
Change in net prior service costs	2	1	4	3
Change in net actuarial losses	31	18	101	48
Change in net foreign currency translation adjustment	51	90	23	(12)
Other comprehensive income (loss)	903	356	1,447	280
Total comprehensive income	$3,853	$3,328	$8,442	$8,817
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Sep 28, 2013	Dec 29, 2012
Assets
Current assets:
Cash and cash equivalents	$4,881	$8,478
Short-term investments	6,492	3,999
Trading assets	7,773	5,685
Accounts receivable, net	3,719	3,833
Inventories	4,533	4,734
Deferred tax assets	2,435	2,117
Other current assets	1,517	2,512
Total current assets	31,350	31,358

Property, plant and equipment, net of accumulated depreciation of $41,282 ($38,063 as of December 29, 2012)	30,346	27,983
Marketable equity securities	6,514	4,424
Other long-term investments	1,583	493
Goodwill	10,467	9,710
Identified intangible assets, net	5,434	6,235
Other long-term assets	4,857	4,148
Total assets	$90,551	$84,351

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$350	$312
Accounts payable	2,996	3,023
Accrued compensation and benefits	2,530	2,972
Accrued advertising	1,012	1,015
Deferred income	2,093	1,932
Other accrued liabilities	4,894	3,644
Total current liabilities	13,875	12,898

Long-term debt	13,157	13,136
Long-term deferred tax liabilities	4,384	3,412
Other long-term liabilities	3,683	3,702
Contingencies (Note 19)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,973 shares issued and outstanding (4,944 as of December 29, 2012)	21,113	19,464
Accumulated other comprehensive income (loss)	1,048	(399)
Retained earnings	33,291	32,138
Total stockholders’ equity	55,452	51,203
Total liabilities and stockholders’ equity	$90,551	$84,351
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012
Cash and cash equivalents, beginning of period	$8,478	$5,065
Cash flows provided by (used for) operating activities:
Net income	6,995	8,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,123	4,716
Share-based compensation	855	830
Restructuring and asset impairment charges	124	—
Excess tax benefit from share-based payment arrangements	(42)	(139)
Amortization of intangibles	953	801
(Gains) losses on equity investments, net	(391)	(81)
Deferred taxes	(513)	(42)
Changes in assets and liabilities:
Accounts receivable	131	(283)
Inventories	205	(1,198)
Accounts payable	312	232
Accrued compensation and benefits	(222)	(588)
Income taxes payable and receivable	873	294
Other assets and liabilities	335	(221)
Total adjustments	7,743	4,321
Net cash provided by operating activities	14,738	12,858

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(7,763)	(8,523)
Acquisitions, net of cash acquired	(882)	(568)
Purchases of available-for-sale investments	(10,107)	(6,643)
Sales of available-for-sale investments	864	2,142
Maturities of available-for-sale investments	5,586	4,631
Purchases of trading assets	(13,034)	(12,548)
Maturities and sales of trading assets	10,890	12,678
Collection of loans receivable	124	141
Origination of loans receivable	(100)	(216)
Investments in non-marketable equity investments	(258)	(358)
Proceeds from the sale of IM Flash Singapore, LLP assets and certain IM Flash Technologies, LLC assets	—	605
Return of equity method investments	35	137
Purchases of licensed technology and patents	(36)	(565)
Other investing	529	359
Net cash used for investing activities	(14,152)	(8,728)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	38	(191)
Proceeds from government grants	—	38
Excess tax benefit from share-based payment arrangements	42	139
Proceeds from sales of shares through employee equity incentive plans	1,308	1,975
Repurchase of common stock	(1,899)	(4,090)
Payment of dividends to stockholders	(3,358)	(3,231)
Other financing	(307)	(315)
Net cash used for financing activities	(4,176)	(5,675)

Effect of exchange rate fluctuations on cash and cash equivalents	(7)	—

Net increase (decrease) in cash and cash equivalents	(3,597)	(1,545)

Cash and cash equivalents, end of period	$4,881	$3,520

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$91	$33
Income taxes, net of refunds	$1,669	$2,906
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Investments in Debt Instruments
Debt investments reflected in the following table include investments such as asset-backed securities, bank deposits, commercial paper, corporate bonds, government bonds, money market fund deposits, municipal bonds, and reverse repurchase agreements classified as cash equivalents. When we use observable market prices for identical securities that are traded in less active markets, we classify our debt investments as Level 2. When observable market prices for identical securities are not available, we price our debt investments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and unobservable market inputs that we consider to be not significant. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.
Debt investments classified as Level 3, are classified as such because the fair values are generally derived from discounted cash flow models, performed either by us or our pricing providers, using inputs that we are unable to corroborate with observable market data. We monitor and review the inputs and results of these valuation models to ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at the end of each period:

	September 28, 2013				December 29, 2012
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Bank deposits	$—	$819	$—	$819	$—	$822	$—	$822
Commercial paper	—	2,245	—	2,245	—	2,711	—	2,711
Corporate bonds	—	—	—	—	—	—	—	—
Government bonds	—	—	—	—	400	66	—	466
Money market fund deposits	554	—	—	554	1,086	—	—	1,086
Reverse repurchase agreements	—	750	—	750	—	2,800	—	2,800
Short-term investments:
Bank deposits	—	1,679	—	1,679	—	540	—	540
Commercial paper	—	2,413	—	2,413	—	1,474	—	1,474
Corporate bonds	453	927	19	1,399	75	292	21	388
Government bonds	477	524	—	1,001	1,307	290	—	1,597
Trading assets:
Asset-backed securities	—	533	4	537	—	—	68	68
Bank deposits	—	110	—	110	—	247	—	247
Commercial paper	—	273	—	273	—	336	—	336
Corporate bonds	2,160	623	—	2,783	482	1,109	—	1,591
Government bonds	1,879	2,031	—	3,910	1,743	1,479	—	3,222
Money market fund deposits	88	—	—	88	18	—	—	18
Municipal bonds	—	72	—	72	—	203	—	203
Other current assets:
Derivative assets	—	255	1	256	12	208	1	221
Loans receivable	—	34	—	34	—	203	—	203
Marketable equity securities	6,514	—	—	6,514	4,424	—	—	4,424
Other long-term investments:
Asset-backed securities	—	—	9	9	—	—	11	11
Bank deposits	—	139	—	139	—	56	—	56
Corporate bonds	265	609	39	913	10	218	26	254
Government bonds	235	287	—	522	59	113	—	172
Other long-term assets:
Derivative assets	—	13	23	36	—	20	18	38
Loans receivable	—	765	—	765	—	577	—	577
Total assets measured and recorded at fair value	$12,625	$15,101	$95	$27,821	$9,616	$13,764	$145	$23,525
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$405	$—	$405	$1	$291	$—	$292
Other long-term liabilities:
Derivative liabilities	—	45	—	45	—	20	—	20
Total liabilities measured and recorded at fair value	$—	$450	$—	$450	$1	$311	$—	$312
Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first six months of 2013, we purchased $394 million of asset-backed securities, which were classified as Level 3 investments. In the third quarter of 2013, we observed an increase in market activity which allowed us to determine that there was sufficient observable market data available to reclassify $381 million of asset-backed securities from Level 3 to Level 2 of the fair value hierarchy. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of September 28, 2013, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at a fair value are included in the "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section that follows.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.
A portion of our non-marketable equity investments has been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of September 28, 2013 were $23 million during the third quarter of 2013 and $93 million during the first nine months of 2013 (impairment charges recognized on non-marketable equity investments held as of September 29, 2012 were $19 million during the third quarter of 2012 and $88 million during the first nine months of 2012). The fair value of the non-marketable equity investments impaired during the first nine months of 2013 was $33 million at the time of impairment ($51 million for non-marketable equity investments impaired during the first nine months of 2012).

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

	September 28, 2013
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,203	$—	$—	$1,952	$1,952
Loans receivable	$175	$—	$150	$25	$175
Reverse repurchase agreements	$150	$—	$150	$—	$150
Grants receivable	$447	$—	$444	$—	$444
Long-term debt	$13,157	$10,892	$2,652	$—	$13,544
Short-term debt	$24	$—	$24	$—	$24
NVIDIA Corporation cross-license agreement liability	$584	$—	$596	$—	$596

	December 29, 2012
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,202	$—	$—	$1,766	$1,766
Loans receivable	$199	$—	$150	$48	$198
Reverse repurchase agreements	$50	$—	$50	$—	$50
Grants receivable	$198	$—	$205	$—	$205
Long-term debt	$13,136	$11,442	$2,926	$—	$14,368
Short-term debt	$48	$—	$48	$—	$48
NVIDIA Corporation cross-license agreement liability	$875	$—	$890	$—	$890
As of September 28, 2013 and December 29, 2012, the unrealized loss position of our non-marketable cost method investments was insignificant.
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
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $799 million as of September 28, 2013 ($780 million as of December 29, 2012). The carrying amount and fair value of short-term debt exclude drafts payable.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A/A2 or better for a substantial majority of our loans receivable and all of our reverse repurchase agreements as of September 28, 2013. Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and it is therefore classified as Level 1. The fair value of our convertible long-term debt is determined using discounted cash flow models with observable market inputs, and it takes into consideration variables such as interest rate changes, comparable securities, subordination discount, and credit-rating changes, and it is therefore classified as Level 2.

The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of September 28, 2013 and December 29, 2012, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The NVIDIA Corporation cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of September 28, 2013 and December 29, 2012, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.
Note 3: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Sep 28, 2013	Dec 29, 2012
Available-for-sale investments	$18,207	$14,001
Cash	513	593
Equity method investments	985	992
Loans receivable	974	979
Non-marketable cost method investments	1,203	1,202
Reverse repurchase agreements	900	2,850
Trading assets	7,773	5,685
Total cash and investments	$30,555	$26,302
In July 2013, we sold our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities, and our interest in Clearwire Communications, LLC (Clearwire LLC), which had been accounted for as an equity method investment. We received proceeds of $142 million on the sale of our shares in Clearwire Corporation and $328 million on the sale of our interest in Clearwire LLC. The proceeds received on the sale of our shares in Clearwire Corporation and our interest in Clearwire LLC are included in "sales of available-for-sale investments" and "other investing", respectively, within investing activities on the consolidated condensed statements of cash flows. During the third quarter of 2013, we recognized gains of $111 million on the sale of our shares in Clearwire Corporation and $328 million on the sale of our interest in Clearwire LLC. The total gain of $439 million on these transactions is included in "gains (losses) on equity investments, net" on the consolidated condensed statements of income.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	September 28, 2013				December 29, 2012
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$11	$—	$(2)	$9	$14	$—	$(3)	$11
Bank deposits	2,634	4	(1)	2,637	1,417	1	—	1,418
Commercial paper	4,658	—	—	4,658	4,184	1	—	4,185
Corporate bonds	2,300	15	(3)	2,312	635	8	(1)	642
Government bonds	1,524	—	(1)	1,523	2,235	—	—	2,235
Marketable equity securities	3,329	3,186	(1)	6,514	3,356	1,069	(1)	4,424
Money market fund deposits	555	—	(1)	554	1,086	—	—	1,086
Total available-for-sale investments	$15,011	$3,205	$(9)	$18,207	$12,927	$1,079	$(5)	$14,001
In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Bank deposits were primarily held by institutions outside the U.S. as of September 28, 2013 and December 29, 2012.
We sold available-for-sale investments for proceeds of $266 million in the third quarter of 2013 and $864 million in the first nine months of 2013 ($1.5 billion in the third quarter of 2012 and $2.1 billion in the first nine months of 2012). The gross realized gains on sales of available-for-sale investments were $134 million in the third quarter of 2013 and $143 million in the first nine months of 2013 ($66 million in the third quarter of 2012 and $110 million in the first nine months of 2012). Gross realized gains on the sale of available-for-sale investments in the third quarter of 2013 were primarily related to the sale of our shares in Clearwire Corporation, previously included as marketable equity securities in the preceding table.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 18: Comprehensive Income".
The amortized cost and fair value of available-for-sale debt investments as of September 28, 2013, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$9,130	$9,137
Due in 1–2 years	1,129	1,137
Due in 2–5 years	373	372
Instruments not due at a single maturity date	1,050	1,047
Total	$11,682	$11,693
Instruments not due at a single maturity date in the preceding table include all asset-backed securities, most callable government bonds, and all money market fund deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Equity Method Investments
IM Flash Technologies, LLC and IM Flash Singapore, LLP
Micron Technology, Inc. and Intel formed IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) to manufacture NAND flash memory products for Micron and Intel. During the second quarter of 2012, we entered into agreements with Micron that modified our joint venture relationship including an agreement to sell our ownership interest in IMFS. We received $605 million in the second quarter of 2012 from the sale of assets of IMFS and certain assets of IMFT to Micron. As of September 28, 2013, we own a 49% interest in the remaining assets held by IMFT. The carrying value of our investment in IMFT was $656 million as of September 28, 2013 ($642 million as of December 29, 2012) and is classified within other long-term assets.
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
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $80 million during the third quarter of 2013 and approximately $280 million during the first nine months of 2013 (approximately $120 million during the third quarter of 2012 for IMFT and approximately $620 million during the first nine months of 2012 for IMFT and IMFS). Subsequent to the sale of our ownership interest in IMFS in the second quarter of 2012, we no longer incur costs related to IMFS. The amount due to IMFT for product purchases and services provided was approximately $90 million as of September 28, 2013 (approximately $90 million as of December 29, 2012). During the first nine months of 2013, $35 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($137 million during the first nine months of 2012).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $656 million as of September 28, 2013. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of September 28, 2013. In addition, our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
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
Trading Assets
As of September 28, 2013 and December 29, 2012, all of our trading assets were marketable debt instruments. Net gains related to trading assets still held at the reporting date were $96 million in the third quarter of 2013 and $43 million in the first nine months of 2013 (net gains of $50 million in the third quarter of 2012 and $35 million in the first nine months of 2012). Net losses on the related derivatives were $97 million in the third quarter of 2013 and $40 million in the first nine months of 2013 (net losses of $39 million in the third quarter of 2012 and $11 million in the first nine months of 2012).

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

(In Millions)	Sep 28, 2013	Dec 29, 2012
Raw materials	$505	$478
Work in process	2,259	2,219
Finished goods	1,769	2,037
Total inventories	$4,533	$4,734

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 28, 2013	Dec 29, 2012	Sep 29, 2012
Currency forwards	$12,458	$13,117	$10,158
Currency interest rate swaps	3,665	2,711	2,574
Currency options	—	—	1,751
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,269	1,101	1,132
Total return swaps	873	807	920
Other	72	127	156
Total	$21,937	$21,463	$20,291
The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) at the end of each period were as follows:

(In Millions)	Sep 28, 2013	Dec 29, 2012	Sep 29, 2012
British pound sterling	$403	$308	$312
Chinese yuan	648	647	634
Euro	5,952	5,994	6,276
Israeli shekel	2,006	2,256	1,991
Japanese yen	3,864	4,389	3,831
Malaysian ringgit	444	442	340
Swiss franc	1,416	657	174
Other	1,390	1,135	925
Total	$16,123	$15,828	$14,483

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	September 28, 2013				December 29, 2012
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$152	$4	$113	$—	$91	$2	$127	$—
Other	—	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	$152	$4	$113	$—	$91	$2	$127	$—
Derivatives not designated as hedging instruments
Currency forwards	$29	$—	$119	$—	$85	$—	$58	$—
Currency interest rate swaps	72	9	141	24	33	18	72	14
Embedded debt derivatives	—	—	—	21	—	—	—	6
Interest rate swaps	2	—	32	—	—	—	34	—
Total return swaps	—	—	—	—	11	—	—	—
Other	1	23	—	—	1	18	1	—
Total derivatives not designated as hedging instruments	$104	$32	$292	$45	$130	$36	$165	$20
Total derivatives	$256	$36	$405	$45	$221	$38	$292	$20
Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income during each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Currency forwards	$84	$190	$(105)	$75
Other	(1)	1	—	—
Total	$83	$191	$(105)	$75

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
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 18: Comprehensive Income."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income during each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Currency forwards	Interest and other, net	$(27)	$19	$23	$(9)
Currency interest rate swaps	Interest and other, net	(56)	(53)	—	(40)
Currency options	Interest and other, net	—	3	—	3
Interest rate swaps	Interest and other, net	(5)	(3)	(2)	31
Total return swaps	Various	70	69	99	71
Other	Gains (losses) on equity investments, net	(6)	(1)	1	(3)
Total		$(24)	$34	$121	$53
Note 6: Acquisitions
During the first nine months of 2013, we completed nine acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $882 million, substantially all of which was allocated to goodwill and acquisition-related developed technology intangible assets. Included in these acquisitions is our acquisition of Stonesoft Corporation to expand our network security solutions, specifically addressing next generation firewall products. We acquired Stonesoft in the third quarter of 2013 for net cash consideration of $381 million, substantially all of which was allocated to goodwill and acquisition-related developed technology intangible assets. Stonesoft's operating results are included in our software and services operating segments. For information on the assignment of goodwill by operating segment related to these acquisitions, see “Note 7: Goodwill,” and for information on the classification of intangible assets, see "Note 8: Identified Intangible Assets." The completed acquisitions in the first nine months of 2013, both individually and in the aggregate, were not significant to our results of operations.
Note 7: Goodwill
Goodwill activity in the first nine months of 2013 was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Total
December 29, 2012	$2,962	$1,839	$916	$3,993	$9,710
Additions due to acquisitions	54	—	166	501	721
Transfers	34	(22)	(12)	—	—
Effect of exchange rate fluctuations	—	—	—	36	36
September 28, 2013	$3,050	$1,817	$1,070	$4,530	$10,467
In the first quarter of 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within the Data Center Group (DCG) to the PC Client Group (PCCG), as the technology from that portion of the business is primarily used for client connectivity. Due to this reorganization, goodwill was transferred from DCG to PCCG. For further information see "Note 20: Operating Segments Information."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	September 28, 2013
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$3,034	$(1,557)	$1,477
Acquisition-related customer relationships	1,760	(757)	1,003
Acquisition-related trade names	65	(40)	25
Licensed technology and patents	2,973	(890)	2,083
Identified intangible assets subject to amortization	7,832	(3,244)	4,588
Acquisition-related trade names	815	—	815
Other intangible assets	31	—	31
Identified intangible assets not subject to amortization	846	—	846
Total identified intangible assets	$8,678	$(3,244)	$5,434

	December 29, 2012
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,778	$(1,116)	$1,662
Acquisition-related customer relationships	1,712	(551)	1,161
Acquisition-related trade names	68	(33)	35
Licensed technology and patents	2,986	(699)	2,287
Other intangible assets	238	(86)	152
Identified intangible assets subject to amortization	7,782	(2,485)	5,297
Acquisition-related trade names	809	—	809
Other intangible assets	129	—	129
Identified intangible assets not subject to amortization	938	—	938
Total identified intangible assets	$8,720	$(2,485)	$6,235
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
Amortization expenses during each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Acquisition-related developed technology	$150	$141	$430	$420
Acquisition-related customer relationships	70	71	208	224
Acquisition-related trade names	3	3	8	9
Licensed technology and patents	69	53	204	148
Other intangible assets	—	—	103	—
Total amortization expenses	$292	$268	$953	$801

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on the identified intangible assets that are subject to amortization as of September 28, 2013, we expect future amortization expense to be as follows:

(In Millions)	Remainder of 2013	2014	2015	2016	2017
Acquisition-related developed technology	$151	$587	$313	$221	$72
Acquisition-related customer relationships	70	268	251	233	141
Acquisition-related trade names	3	10	9	3	—
Licensed technology and patents	66	259	242	227	189
Total future amortization expenses	$290	$1,124	$815	$684	$402
Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Sep 28, 2013	Dec 29, 2012
Equity method investments	$985	$992
Non-marketable cost method investments	1,203	1,202
Non-current deferred tax assets	376	358
Loans receivable	815	644
Other	1,478	952
Total other long-term assets	$4,857	$4,148
Note 10: Restructuring and Asset Impairment Charges
2013 Restructuring Program
In response to the current business environment, during the third quarter of 2013, management approved and communicated several restructuring actions including targeted workforce reductions as well as exit of certain businesses and facilities. These actions include the wind down of our 200mm wafer fabrication facility in Massachusetts, which we expect to cease production by the end of 2014. These targeted reductions will enable the company to focus our resources in areas providing the greatest benefit in the changing market.
Restructuring and asset impairment charges at the end of each period were as follows:

	Three Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012
Employee severance and benefit arrangements	$85	$—
Asset impairments	39	—
Total restructuring and asset impairment charges	$124	$—
The following table summarizes the restructuring and asset impairment activity for the 2013 restructuring program:

(In Millions)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 29, 2012	$—	$—	$—
Additional accruals	85	39	124
Cash payments	(1)	—	(1)
Non-cash settlements	—	(39)	(39)
Accrued restructuring balance as of September 28, 2013	$84	$—	$84

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We recorded the additional accruals as restructuring and asset impairment charges in the consolidated condensed statements of income within the “all other” operating segment. The charges incurred during the third quarter of 2013 included $85 million related to employee severance and benefit arrangements, which impacted approximately 1,900 employees. The largest portion of these employee actions occurred within manufacturing. A majority of the remaining accrual as of September 28, 2013 relates to employee severance and benefits which are expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheet. Employee severance and benefits expected to be paid in periods beyond 12 months were recorded within other long-term liabilities in the consolidated condensed balance sheet.
We may incur additional charges in the future under this restructuring plan for employee severance and benefit arrangements, as well as other facility or exit activities.
Note 11: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Sep 28, 2013	Dec 29, 2012
Deferred income on shipments of components to distributors	$891	$694
Deferred income from software and services operating segments	1,202	1,238
Current deferred income	2,093	1,932
Non-current deferred income from software and services operating segments	437	473
Total deferred income	$2,530	$2,405
We classify non-current deferred income from the software and services operating segments in other long-term liabilities.
Note 12: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2013, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 123 million additional shares for issuance, increasing the total shares of common stock authorized for issuance as equity awards to employees and non-employee directors to 719 million shares. The approval also extended the expiration date of the 2006 Plan to June 2016. A maximum of 517 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of September 28, 2013, 306 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 373 million shares of common stock available for issuance through August 2016. As of September 28, 2013, 216 million shares were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
We recognized $268 million of share-based compensation in the third quarter of 2013 and $855 million for the first nine months of 2013 ($276 million in the third quarter of 2012 and $830 million for the first nine months of 2012).

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

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Estimated values	$21.20	$23.77	$21.43	$25.42
Risk-free interest rate	0.3%	0.3%	0.2%	0.3%
Dividend yield	3.9%	3.5%	3.8%	3.3%
Volatility	24%	27%	25%	26%
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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Estimated values	$3.25	$3.97	$3.11	$4.26	$4.74	$5.42	$4.52	$5.47
Expected life (in years)	5.2	5.3	5.2	5.3	0.5	0.5	0.5	0.5
Risk-free interest rate	1.5%	0.7%	0.8%	1.0%	0.1%	0.2%	0.1%	0.1%
Dividend yield	3.9%	3.5%	3.9%	3.2%	3.9%	3.5%	4.0%	3.3%
Volatility	24%	27%	25%	25%	22%	24%	22%	24%
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units (RSUs) in the first nine months of 2013 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value (Per RSU)
December 29, 2012	109.3	$22.03
Granted	51.3	$21.43
Vested	(42.7)	$20.30
Forfeited	(3.7)	$22.08
September 28, 2013	114.2	$22.41

The aggregate fair value of awards that vested during the first nine months of 2013 was $959 million, which represents the market value of our common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested during the first nine months of 2013 was $867 million. The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of September 28, 2013, 3.3 million of the outstanding restricted stock units were market-based restricted stock units.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Stock Option Awards
Activity with respect to outstanding stock options in the first nine months of 2013 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price (Per Option)
December 29, 2012	202.8	$20.20
Granted	19.1	$22.94
Exercised	(50.2)	$18.71
Cancelled and forfeited	(2.4)	$22.21
Expired	(1.6)	$21.30
September 28, 2013	167.7	$20.92
Options exercisable as of:
December 29, 2012	139.8	$19.76
September 28, 2013	107.3	$20.35
During the first nine months of 2013, the aggregate intrinsic value of stock option exercises was $184 million, which represents the difference between the exercise price and the value of our common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 20.5 million shares in the first nine months of 2013 for $369 million (17.4 million shares in the first nine months of 2012 for $355 million) under the 2006 Stock Purchase Plan.
Note 13: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market purchases or negotiated transactions. As of September 28, 2013, $3.7 billion remained available for repurchase under the existing repurchase authorization limit. During the third quarter of 2013, we repurchased 23.6 million shares of common stock at a cost of $536 million (46.4 million shares of common stock at a cost of $1.2 billion in the third quarter of 2012). During the first nine months of 2013, we repurchased 72.1 million shares of common stock at a cost of $1.6 billion (143.9 million shares of common stock at a cost of $3.8 billion in the first nine months of 2012). We have repurchased 4.3 billion shares at a cost of $91 billion since the program began in 1990.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated condensed financial statements, we also treat shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not considered common stock repurchases under our authorized common stock repurchase plan. During the first nine months of 2013, we withheld 12.6 million shares to satisfy $280 million (11.7 million shares to satisfy $325 million during the first nine months of 2012) of employees’ tax obligations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 14: Gains (Losses) on Equity Investments, Net
Gains (losses) on equity investments, net during each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Share of equity method investee losses, net	$(14)	$(30)	$(56)	$(65)
Impairment charges	(33)	(19)	(110)	(128)
Gains on sales, net	472	63	486	127
Dividends	1	—	46	—
Other, net	26	39	71	147
Total gains (losses) on equity investments, net	$452	$53	$437	$81
Note 15: Interest and Other, Net
Interest and other, net during each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Interest income	$24	$23	$73	$76
Interest expense	(56)	(14)	(189)	(66)
Other, net	—	18	(3)	95
Total interest and other, net	$(32)	$27	$(119)	$105
Interest expense in the preceding table is net of $55 million of interest capitalized in the third quarter of 2013 and $176 million of interest capitalized in the first nine months of 2013 ($62 million in the third quarter of 2012 and $171 million in the first nine months of 2012).
Note 16: Earnings Per Share
We computed our basic and diluted earnings per common share during each period as follows:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net income available to common stockholders	$2,950	$2,972	$6,995	$8,537
Weighted average common shares outstanding—basic	4,981	4,996	4,969	5,006
Dilutive effect of employee equity incentive plans	60	93	68	109
Dilutive effect of convertible debt	59	64	58	66
Weighted average common shares outstanding—diluted	5,100	5,153	5,095	5,181
Basic earnings per common share	$0.59	$0.59	$1.41	$1.71
Diluted earnings per common share	$0.58	$0.58	$1.37	$1.65
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
During the third quarter of 2013, we excluded 56 million outstanding stock options and restricted stock units from the computation of diluted earnings per common share because these would have been antidilutive (24 million for the third quarter of 2012). During the first nine months of 2013, we excluded on average 56 million outstanding stock options and restricted stock units from the computation of diluted earnings per common share because these would have been antidilutive (18 million for the first nine months of 2012). These options could potentially be included in the diluted earnings per common share calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
In the third quarters of 2013 and 2012, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

Note 17: Income Taxes
Provision for Taxes
Our effective income tax rate was 22.8% in the first nine months of 2013 compared to 26.8% in the first nine months of 2012. The effective rate was positively impacted by the U.S. R&D tax credit reenacted in January 2013 retroactive to the beginning of 2012. The enactment date occurred after our fiscal year end of December 29, 2012 so the impact of the R&D tax credit was not recognized in the 2012 financial statements. The full year 2012 and the first nine months of 2013 impact of the U.S. R&D tax credit was recognized in the financial statements in the first nine months of 2013.
Note 18: Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2013 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 29, 2012	$701	$93	$93	$(32)	$(1,122)	$(132)	$(399)
Other comprehensive income before reclassifications	2,258	—	(105)	—	77	29	2,259
Amounts reclassified out of accumulated other comprehensive income	(142)	—	37	4	77	—	(24)
Tax effects	(740)	(20)	31	—	(53)	(6)	(788)
Other comprehensive income (loss)	1,376	(20)	(37)	4	101	23	1,447
September 28, 2013	$2,077	$73	$56	$(28)	$(1,021)	$(109)	$1,048

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, during each period were as follows:

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Comprehensive Income Components	Income Before Taxes Impact (In Millions)		Income Before Taxes Impact (In Millions)		Location
Unrealized holding gains (losses) on available-for-sale investments
	$—	$1	$3	$(11)	Interest and other, net
	130	82	139	120	Gains (losses) on equity investments, net
	130	83	142	109
Unrealized holding gains (losses) on derivatives
Currency forwards	(19)	(10)	(47)	16	Cost of sales
	7	(25)	15	(61)	Research and development
	(2)	(13)	(6)	(24)	Marketing, general and administrative
Other instruments	—	—	1	(1)	Cost of sales
	(14)	(48)	(37)	(70)
Amortization of pension and postretirement benefit components
Prior service credits (costs)	(2)	(1)	(4)	(3)
Actuarial gains (losses)	(26)	(23)	(77)	(69)
	(28)	(24)	(81)	(72)
Total amounts reclassified out of accumulated other comprehensive income	$88	$11	$24	$(33)

The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2012.

We estimate that we will reclassify approximately $39 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
Note 19: Contingencies
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
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC's decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place on July 3 through July 6, 2012. The court's decision is expected in late 2013 or early 2014.
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
All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain PCs containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master's Report, and a hearing on those objections was held in March 2011. In September 2012, the court ruled that an evidentiary hearing will be necessary to enable the court to rule on the objections to the Special Master's Report, to resolve the motion to certify the class, and to resolve a separate motion to exclude certain testimony and evidence from the MDL plaintiffs' expert. The hearing occurred in July 2013, and we are awaiting the court's decision on the class certification issues.
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
In re High Tech Employee Antitrust Litigation
Between May and July 2011, former employees of Intel, Adobe Systems Incorporated, Apple Inc., Google Inc., Intuit Inc., Lucasfilm Ltd., and Pixar filed antitrust class action lawsuits in the California Superior Courts alleging that these companies had entered into a conspiracy to suppress the compensation of their employees. The California Superior Court lawsuits were removed to the United States District Court for the Northern District of California and were consolidated. The plaintiffs’ allegations referenced the 2009 and 2010 investigation by the Department of Justice (DOJ) into employment practices in the technology industry, as well as the DOJ’s complaints and subsequent stipulated final judgments with the seven companies named as defendants in the lawsuits. The plaintiffs allege that the defendants entered into certain unlawful agreements not to cold call employees of particular other defendants and that there was an overarching conspiracy among the defendants. Plaintiffs assert one such agreement specific to Intel, namely that Intel and Google entered into an agreement starting no later than September 2007, not to cold call each other’s employees.
In September 2011, the plaintiffs filed a consolidated amended complaint, captioned In re High Tech Employee Antitrust Litigation, which asserts the same state law claims as the state court complaints, and also asserts claims under Section 1 of the Sherman Antitrust Act and Section 4 of the Clayton Antitrust Act. In April 2012, the court granted the defendants’ motion to dismiss plaintiffs’ state law claims but denied defendants’ motion to dismiss the Sherman Act and Clayton Act claims.
In October 2013, the court certified a class consisting of approximately 66,000 current or former employees of the seven defendants. This so-called “technical class” consists of a group of current and former technical, creative, and research and development employees at each of the defendants. Plaintiffs’ consolidated amended complaint seeks a declaration that the defendants’ alleged actions violated the antitrust laws; damages, trebled as provided for by law under the Sherman Act or Clayton Act; restitution, and disgorgement; and attorneys’ fees and costs. Trial is scheduled

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

to begin in late May 2014. Given the procedural posture and the nature of this case, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter. We dispute the plaintiffs’ claims and intend to defend the lawsuit vigorously.
Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed a lawsuit in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of set-off against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for “turnover” under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest based on LOTC's claimed cost of borrowing. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is “non-core” under the Bankruptcy Code. The hearing on the motion occurred in September 2013. We believe that we acted in a manner consistent with our contractual rights, and we intend to defend against any claim to the contrary. Given the procedural posture and the nature of this case, including that discovery has just begun, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.
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
Note 20: Operating Segments Information
Our operating segments in effect as of September 28, 2013 include:

• PC Client Group	• Software and services operating segments
• Data Center Group	• McAfee
• Other Intel architecture operating segments	• Wind River Software Group
• Intelligent Systems Group	• Software and Services Group
• Intel Mobile Communications	• All other
• Tablet Group	• Non-Volatile Memory Solutions Group
• Phone Group
• Service Provider Group
• Netbook Group
In the first quarter of 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within DCG to PCCG, as the technology from that portion of the business is primarily used for client connectivity. Prior period amounts have been adjusted retrospectively to reflect this new organization structure.
In the second quarter of 2013, Brian Krzanich became our Chief Executive Officer (CEO) and a member of Intel's Board of Directors, succeeding Paul S. Otellini, who retired from the Board and as CEO. During the second quarter of 2013, Mr. Krzanich made management organizational changes to enable greater focus and speed in decision making. The management changes did not result in a change to what businesses comprise our operating segments or to the conclusion that the Chief Operating Decision Maker (CODM) is the CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

PCCG and DCG are reportable operating segments. We also aggregate and disclose the financial results of our non-reportable operating segments within “other Intel architecture operating segments” and “software and services operating segments” as shown in the preceding operating segments list. Each of these aggregated operating segments does not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•
PC Client Group. Includes platforms designed for the notebook (including Ultrabook™ systems and convertibles), desktop (including high-end enthusiast PCs), and certain tablet market segments; and wireless and wired connectivity products.

•	Data Center Group. Includes platforms designed for the server, workstation, and storage computing market segments; and wired network connectivity products.

•
Other Intel architecture operating segments. Includes platforms designed for embedded applications for communications, medical, automotive, industrial, retail, and other market segments; mobile phone components such as baseband processors, radio frequency transceivers, and power management chips; platforms designed for the tablet market segment; platforms designed for the smartphone market segment; gateway and set-top box components; and platforms designed for the netbook market segment.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Segment information during each period was as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net revenue
PC Client Group	$8,387	$8,691	$24,479	$25,944
Data Center Group	2,912	2,596	8,240	7,735
Other Intel architecture operating segments	1,067	1,177	2,987	3,360
Software and services operating segments	621	588	1,819	1,745
All other	496	405	1,349	1,080
Total net revenue	$13,483	$13,457	$38,874	$39,864
Operating income (loss)
PC Client Group	$3,260	$3,346	$8,432	$10,277
Data Center Group	1,393	1,203	3,702	3,703
Other Intel architecture operating segments	(606)	(235)	(1,825)	(882)
Software and services operating segments	(5)	4	(37)	25
All other	(538)	(477)	(1,530)	(1,640)
Total operating income	$3,504	$3,841	$8,742	$11,483

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 28, 2013 to the three and nine months ended September 29, 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 29, 2012. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Form 10-K, and as may be updated in our Forms 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of October 28, 2013.
Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q3 2013	Q2 2013	Change	Q3 2013	Q3 2012	Change
Net revenue	$13,483	$12,811	$672	$13,483	$13,457	$26
Gross margin	$8,414	$7,470	$944	$8,414	$8,515	$(101)
Gross margin percentage	62.4%	58.3%	4.1%	62.4%	63.3%	(0.9)%
Operating income	$3,504	$2,719	$785	$3,504	$3,841	$(337)
Net income	$2,950	$2,000	$950	$2,950	$2,972	$(22)
Diluted earnings per common share	$0.58	$0.39	$0.19	$0.58	$0.58	$—
Revenue in Q3 2013 was up 5% from the second quarter and in line with our expectations that we provided in July 2013. The increase from Q2 2013 was driven by higher platform unit sales and average selling prices. Our Data Center Group (DCG) reported revenue of $2.9 billion, up 6 percent sequentially and 12 percent year-over-year, on record unit sales. We believe the worldwide PC supply chain saw a small increase in inventory levels as customers continued to build inventory of PCs based on our 4th generation Intel Core Processor family (code-named Haswell). However, inventory levels are still being managed well below historical averages. We are forecasting Q4 2013 revenue to be two percent higher than Q3 2013 at $13.7 billion, plus or minus $500 million. This increase is at the low end of our historical seasonal average and reflects the orders we are seeing from our customers and their desire to keep inventory levels lean. The traditional PC market segment continues to be negatively impacted by the growth in ultra-mobile devices such as tablets, and there is customer uncertainty about this trend and other technology transitions. However, with the launch of our Haswell and Bay Trail designs, we believe we have competitive offerings in both tablets and convertibles to address this continuing trend.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our gross margin percentage in Q3 2013 increased four percentage points from Q2 2013, primarily driven by lower platform unit costs, higher platform average selling prices and unit sales, and lower pre-qualification product costs as well as higher sell-through of previously non-qualified units. The unit cost decline is due to our 22nm process technology coming down the cost curve as we ramp Haswell products in multiple fabs. In addition, factory start-up costs came down as spending on process engineers was transitioned from cost of sales to R&D for the development of our next-generation 10nm process technology. Gross margin was up one percentage point in Q3 2013 compared to our expectations in July 2013 mainly due to higher platform average selling prices and lower platform unit costs. Our Q4 2013 gross margin percentage is expected to be one percentage point lower compared to Q3 2013 as we increase factory spending on our 14nm process technology. R&D combined with MG&A spending in Q3 2013 of $4.7 billion was flat compared to Q2 2013 and down slightly compared to our expectations in July 2013. Restructuring and asset impairment charges in Q3 2013 were $124 million. These charges were a result of several announced management actions to reduce workforce, exit certain businesses and close facilities in response to the current business environment and to better align resources.
In Q3 2013, we continued to ramp sales of our Haswell 4th generation Intel® Core™ processor family designed for notebooks (including Ultrabook™ systems and convertibles), desktops, tablets and other touch-enabled devices. Platform variations within this family of processors delivered our most significant increase in power savings from a previous generation. In the data center market segment, we launched our Intel® Xeon® processors manufactured using our 22nm process technology, as well as our next-generation Intel® Atom™ microarchitecture platforms designed for use in the microserver market segment (code-named "Avoton"). Additionally, we launched 15 new 22nm Intel® Atom® microarchitecture platforms (code-named “Silvermont”) designed for use in a variety of ultra-mobile form factors across various screen sizes and system price points in both traditional PCs and tablets (code-named “Bay Trail”) and smartphones (code-named “Merrifield”).
In addition to the products launched during Q3 2013, we announced Intel® Quark, our newest architecture. Intel Quark is an ultra-low power and cost architecture designed for the internet-of-things, from industrial machines to future wearable devices. In the wireless business, our multi-mode data modem is now available in the Samsung Galaxy Tab* 3 and by the end of 2013 we expect to have the Voice-over-LTE (VoLTE) version available for customers, and our second generation VoLTE product with carrier aggregation is expected to be available in the first half of 2014. On the manufacturing front, we continue to make progress with the industry’s first 14nm manufacturing process and our second generation 3-D transistors (code-named “Broadwell”). Broadwell is up-and-running as we demonstrated at the Intel Developer Forum in September 2013, however we now anticipate that we will begin production in the first quarter of 2014 and Broadwell is expected to launch in the second half of 2014; a shift of about a quarter.
The cash generation from our business remained strong with cash from operations of $5.7 billion in Q3 2013. We ended Q3 2013 with an investment portfolio of $19.1 billion, which consisted of cash and cash equivalents, short-term investments, and trading assets. During Q3 2013, we purchased $2.9 billion in capital assets and returned cash to stockholders by paying $1.1 billion in dividends and repurchasing $536 million of common stock through our common stock repurchase program. In September 2013, the Board of Directors declared a cash dividend of $0.225 per common share to be paid in December 2013.
Our Business Outlook for Q4 2013 and full-year 2013 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general and administrative (MG&A)), and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q. The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the Securities and Exchange Commission (SEC) and at other times.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The forward-looking statements in the Business Outlook will be effective through the close of business on December 13, 2013 unless updated earlier. From the close of business on December 13, 2013 until our quarterly earnings release is published, currently scheduled for January 16, 2014, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on October 15, 2013, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.
Starting with the earnings announcement for the quarter ended September 28, 2013, we post our quarterly earnings results on our Investor Relations website, at www.intc.com/results.cfm, and no longer distribute our quarterly financial results via a news wire service.

Results of Operations – Third Quarter of 2013 Compared to Third Quarter of 2012
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q3 2013		Q3 2012
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$13,483	100.0%	$13,457	100.0%
Cost of sales	5,069	37.6%	4,942	36.7%
Gross margin	8,414	62.4%	8,515	63.3%
Research and development	2,742	20.3%	2,605	19.4%
Marketing, general and administrative	1,970	14.7%	1,995	14.9%
Restructuring and asset impairment charges	124	0.9%	—	—%
Amortization of acquisition-related intangibles	74	0.5%	74	0.5%
Operating income	3,504	26.0%	3,841	28.5%
Gains (losses) on equity investments, net	452	3.4%	53	0.4%
Interest and other, net	(32)	(0.3)%	27	0.2%
Income before taxes	3,924	29.1%	3,921	29.1%
Provision for taxes	974	7.2%	949	7.0%
Net income	$2,950	21.9%	$2,972	22.1%

Diluted earnings per common share	$0.58		$0.58
Our net revenue for Q3 2013 increased $26 million, compared to Q3 2012. The increase was driven by the PC Client Group (PCCG) and DCG platform average selling prices which increased 4% primarily on the PCCG and DCG performance market segments on a richer platform mix and to a lesser extent higher Intelligent Systems Group (ISG) platform average selling prices. These increases were offset by 4% lower unit sales in the PCCG and DCG platform on softness in traditional PC demand, partially offset by growth in the enterprise market segment, as well as lower Intel Mobile Communications (IMC) platform unit sales.
Our overall gross margin dollars for Q3 2013 decreased $101 million, or 1%, compared to Q3 2012. The decrease was primarily due to $374 million of higher factory start-up costs for our next-generation 14nm process technology. This decrease was partially offset by higher revenue from the PCCG and DCG platform as well as higher ISG revenue.
Our overall gross margin percentage decreased to 62.4% in Q3 2013 from 63.3% in Q3 2012. The decrease in the gross margin percentage was primarily due to the gross margin percentage decrease in our other Intel Architecture (Other IA) and PCCG segments partially offset by an increase in our DCG segment. We derived a substantial majority of our overall gross margin dollars in Q3 2013 and Q3 2012 from the sale of platforms in the PCCG and DCG operating segments.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	Q3 2013	Q3 2012
Net revenue	$8,387	$8,691
Operating income	$3,260	$3,346
Net revenue for the PCCG operating segment decreased by $304 million, or 3%, in Q3 2013 compared to Q3 2012. PCCG platform unit sales were down 4%. The decrease in revenue was driven by lower notebook and desktop platform unit sales which were down 3% and 5%, respectively. PCCG platform average selling prices were up 1% driven by 6% higher desktop platform average selling prices on platform mix partially offset by 3% lower notebook platform average selling prices.
Operating income decreased by $86 million, or 3%, in Q3 2013 compared to Q3 2012 driven by $206 million of lower gross margin, partially offset by $120 million of lower operating expenses. The decrease in gross margin was driven by $305 million of higher factory start-up costs for our next-generation 14nm process technology and lower platform revenue. These decreases were partially offset by lower platform unit costs and sell through of previously non-qualified units.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q3 2013	Q3 2012
Net revenue	$2,912	$2,596
Operating income	$1,393	$1,203
Net revenue for the DCG operating segment increased by $316 million, or 12%, in Q3 2013 compared to Q3 2012. DCG platform average selling prices and unit sales were up 8% and 5%, respectively. Our platform unit sales continued to benefit from significant growth in the Internet cloud computing and high performance computing market segments.
Operating income increased by $190 million, or 16%, in Q3 2013 compared to Q3 2012 driven entirely by higher gross margin. Gross margin was positively impacted by higher platform revenue partially offset by $56 million higher factory start-up costs for our next generation 14nm process technology and higher unit cost.
Other Intel Architecture Operating Segments
The revenue and operating loss for the Other IA operating segments, including ISG, IMC, the Tablet Group, the Phone Group, the Service Provider Group, and the Netbook Group for each period were as follows:

(In Millions)	Q3 2013	Q3 2012
Net revenue	$1,067	$1,177
Operating income (loss)	$(606)	$(235)
Net revenue for the Other IA operating segments decreased by $110 million, or 9%, in Q3 2013 compared to Q3 2012. The decrease was primarily due to lower IMC platform unit sales and lower netbook platform unit sales. These decreases were partially offset by higher ISG platform average selling prices.
The operating results for the Other IA operating segments decreased by $371 million in Q3 2013 compared to Q3 2012. The decline in operating results was primarily due to higher operating expenses in the Other IA operating segments on R&D investments in our smartphone and tablet products as well as higher cost of sales as we ramp our tablet business. Additionally, lower IMC and netbook platform revenue contributed to the decrease. These decreases were partially offset by higher ISG revenue.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments
The revenue and operating income for the Software and Services (SSG) operating segments, including McAfee, Inc., Wind River Software Group, and Software and Services Group, for each period were as follows:

(In Millions)	Q3 2013	Q3 2012
Net revenue	$621	$588
Operating income (loss)	$(5)	$4
Net revenue for the SSG operating segments increased by $33 million in Q3 2013 compared to Q3 2012.
The operating results for the SSG operating segments decreased by $9 million in Q3 2013 compared to Q3 2012.
Operating Expenses
Operating expenses for each period were as follows:

(In Millions)	Q3 2013	Q3 2012
Research and development	$2,742	$2,605
Marketing, general and administrative	$1,970	$1,995
Restructuring and asset impairment charges	$124	$—
Amortization of acquisition-related intangibles	$74	$74
Research and Development. R&D spending increased by $137 million, or 5%, in Q3 2013 compared to Q3 2012. This increase was driven by higher investments in our products, primarily smartphones and tablets.
Marketing, General and Administrative. MG&A decreased by $25 million, or 1%, in Q3 2013 compared to Q3 2012.
R&D, combined with MG&A, were 35% of net revenue in Q3 2013 (34% of net revenue in Q3 2012).
Restructuring and Asset Impairment Charges.
2013 Restructuring Program
In response to the current business environment, during the third quarter of 2013, management approved and communicated several restructuring actions including targeted workforce reductions as well as exit of certain businesses and facilities. These actions include the wind down of our 200mm wafer fabrication facility in Massachusetts, which we expect to cease production by the end of 2014. These targeted reductions will enable the company to focus our resources in areas providing the greatest benefit in the changing market.
Restructuring and asset impairment charges at the end of each period were as follows:

	Three Months Ended
(In Millions)	Sep 28, 2013	Sep 29, 2012
Employee severance and benefit arrangements	$85	$—
Asset impairments	39	—
Total restructuring and asset impairment charges	$124	$—

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the restructuring and asset impairment activity for the 2013 restructuring program:

(In Millions)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 29, 2012	$—	$—	$—
Additional accruals	85	39	124
Cash payments	(1)	—	(1)
Non-cash settlements	—	(39)	(39)
Accrued restructuring balance as of September 28, 2013	$84	$—	$84
We recorded the additional accruals as restructuring and asset impairment charges in the consolidated condensed statements of income within the “all other” operating segment. The charges incurred during the third quarter of 2013 included $85 million related to employee severance and benefit arrangements, which impacted approximately 1,900 employees. The largest portion of these employee actions occurred within manufacturing. A majority of the remaining accrual as of September 28, 2013 relates to employee severance and benefits which are expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheet. Employee severance and benefits expected to be paid in periods beyond 12 months were recorded within other long-term liabilities in the consolidated condensed balance sheet.
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $155 million. We will begin to realize these savings in Q4 2013 and will fully realize a majority of these savings within cost of sales beginning in Q1 2015. We may incur additional charges in the future under this restructuring plan for employee severance and benefit arrangements, as well as other facility or exit activities.
Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for the periods indicated were as follows:

(In Millions)	Q3 2013	Q3 2012
Gains (losses) on equity investments, net	$452	$53
Interest and other, net	$(32)	$27
We recognized higher net gains on equity investments in Q3 2013 compared to Q3 2012 due to higher gains on sales of equity investments. In July 2013, we sold our interest in Clearwire Communications, LLC (Clearwire LLC), which had been accounted for as an equity method investment, and our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities. We received proceeds of $470 million on the sale of these investments and recognized a gain of $439 million in Q3 2013.
We recognized an interest and other net loss in Q3 2013 compared to a net gain in Q3 2012. We recognized a net loss in Q3 2013 due to higher interest expense because of the issuance of our $6.2 billion aggregate principal amount of senior unsecured notes in Q4 2012.
Provision for Taxes
Our provision for taxes and effective tax rate for the periods indicated were as follows:

(Dollars in Millions)	Q3 2013	Q3 2012
Income before taxes	$3,924	$3,921
Provision for taxes	$974	$949
Effective tax rate	24.8%	24.2%
We generated a lower percentage of our profits from lower tax jurisdictions in Q3 2013 compared to Q3 2012, negatively impacting our effective rate for Q3 2013. This impact was partially offset by the inclusion of the U.S. R&D tax credit in Q3 2013.

Results of Operations – First Nine Months of 2013 Compared to First Nine Months of 2012
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	YTD 2013		YTD 2012
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$38,874	100.0%	$39,864	100.0%
Cost of sales	15,924	41.0%	14,530	36.4%
Gross margin	22,950	59.0%	25,334	63.6%
Research and development	7,785	20.0%	7,519	18.9%
Marketing, general and administrative	6,082	15.6%	6,099	15.3%
Restructuring and asset impairment charges	124	0.3%	—	—%
Amortization of acquisition-related intangibles	217	0.6%	233	0.6%
Operating income	8,742	22.5%	11,483	28.8%
Gains (losses) on equity investments, net	437	1.1%	81	0.2%
Interest and other, net	(119)	(0.3)%	105	0.3%
Income before taxes	9,060	23.3%	11,669	29.3%
Provision for taxes	2,065	5.3%	3,132	7.9%
Net income	$6,995	18.0%	$8,537	21.4%

Diluted earnings per common share	$1.37		$1.65
Our net revenue for the first nine months of 2013 decreased $990 million, or 2%, compared to the first nine months of 2012. The decrease was driven by the PCCG and DCG platform unit sales which decreased 5% primarily on softness in traditional PC demand partially offset by growth in the enterprise market segment. Additionally, lower netbook platform and IMC platform unit sales contributed to the decrease. This decrease was partially offset by higher average selling prices on the PCCG and DCG platform, which were up 3%, as well as higher ISG platform average selling prices.
Our overall gross margin dollars for the first nine months of 2013 decreased $2.4 billion, or 9%, compared to the first nine months of 2012. The decrease was primarily due to $1.3 billion of higher factory start-up costs primarily for our next-generation 14nm process technology as well as lower revenue on the PCCG and DCG platform. Additionally, lower revenue from the Other IA operating segments and $249 million of higher excess capacity charges, primarily in the first three months of 2013, contributed to the decrease.
Our overall gross margin percentage decreased to 59.0% in the first nine months of 2013 from 63.6% in the first nine months of 2012. The decrease in the gross margin percentage was primarily due to the gross margin percentage decrease in PCCG. We derived a substantial majority of our overall gross margin dollars in the first nine months of 2013 and the first nine months of 2012 from the sale of platforms in the PCCG and DCG operating segments.

PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Net revenue	$24,479	$25,944
Operating income	$8,432	$10,277
Net revenue for the PCCG operating segment decreased by $1.5 billion, or 6%, in the first nine months of 2013 compared to the first nine months of 2012. PCCG platform unit sales were down 5%. The decrease in revenue was driven by lower notebook and desktop platform unit sales which were both down 5%. These decreases were partially offset by higher PCCG platform average selling prices, up 1%, driven by 6% higher desktop platform average selling prices on platform mix, mostly offset by 3% lower notebook platform average selling prices.
Operating income decreased by $1.8 billion, or 18%, in the first nine months of 2013 compared to the first nine months of 2012 which was driven by $2.0 billion of lower gross margin partially offset by $190 million of lower operating expenses. The decrease in gross margin was driven by $1.1 billion of higher factory start-up costs primarily on our next-generation 14nm process technology as well as lower PCCG platform revenue. Additionally, higher pre-qualification product costs and $171 million of higher excess capacity charges, primarily in the first three months of 2013, also contributed to the decrease. These decreases were partially offset by lower PCCG platform unit costs.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Net revenue	$8,240	$7,735
Operating income	$3,702	$3,703
Net revenue for the DCG operating segment increased by $505 million, or 7%, in the first nine months of 2013 compared to the first nine months of 2012. DCG platform unit sales were up 4% and average selling prices were up 3%. Our platform unit sales continued to benefit from significant growth in the Internet cloud computing and high performance computing market segments.
Operating income was flat in the first nine months of 2013 compared to the first nine months of 2012 with $22 million of lower gross margin offset by $21 million of lower operating expenses. Gross margin was negatively impacted by higher platform unit cost and $144 million of higher factory start-up costs for our next-generation 14nm process technology. These impacts were offset by higher server platform revenue.
Other Intel Architecture Operating Segments
The revenue and operating loss for the Other IA operating segments, including ISG, IMC, the Tablet Group, the Phone Group, the Service Provider Group, and the Netbook Group, for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Net revenue	$2,987	$3,360
Operating income (loss)	$(1,825)	$(882)
Net revenue for the Other IA operating segments decreased by $373 million, or 11%, in the first nine months of 2013 compared to the first nine months of 2012. The decrease was primarily due to lower netbook platform and IMC platform unit sales. These decreases were partially offset by higher ISG revenue on increased platform average selling prices.
Operating results for the Other IA operating segments decreased by $943 million in the first nine months of 2013 compared to the first nine months of 2012. The decline in operating results was primarily due to higher operating expenses in the Other IA operating segments on R&D investments in our smartphone and tablet products as well as higher cost of sales as we ramp our tablet business. Additionally, lower IMC and netbook platform revenue contributed to the decrease. These decreases were partially offset by higher ISG revenue.

Software and Services Operating Segments
The revenue and operating income for the SSG operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Net revenue	$1,819	$1,745
Operating income (loss)	$(37)	$25
Net revenue for the SSG operating segments increased by $74 million in the first nine months of 2013 compared to the first nine months of 2012.
The operating results for the SSG operating segments decreased by $62 million in the first nine months of 2013 compared to the first nine months of 2012.
Operating Expenses
Operating expenses for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Research and development	$7,785	$7,519
Marketing, general and administrative	$6,082	$6,099
Restructuring and asset impairment charges	$124	$—
Amortization of acquisition-related intangibles	$217	$233
Research and Development. R&D spending increased by $266 million, or 4%, in the first nine months of 2013 compared to the first nine months of 2012. This increase was driven by higher investments in our products, primarily smartphones and tablets, partially offset by lower process development costs as we transitioned from R&D to manufacturing using our 14nm process technology.
Marketing, General and Administrative. MG&A expenses decreased by $17 million in the first nine months of 2013 compared to the first nine months of 2012.
R&D, combined with MG&A expenses, were 36% of net revenue in the first nine months of 2013 (34% of net revenue in the first nine months of 2012).
Restructuring and Asset Impairment Charges. For further discussion, see "Results of Operations – Third Quarter of 2013 Compared to Third Quarter of 2012."

Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	YTD 2013	YTD 2012
Gains (losses) on equity investments, net	$437	$81
Interest and other, net	$(119)	$105
We recognized higher net gains on equity investments in the first nine months of 2013 compared to the first nine months of 2012 due to higher gains on sales of equity investments and higher cash dividends, partially offset by lower gains on third-party merger transactions and sales. Net gains on equity investments in the first nine months of 2013 included a gain of $439 million on the sale of our interest in Clearwire LLC, which had been accounted for as an equity method investment, and our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities.
We recognized an interest and other, net loss in the first nine months of 2013 compared to a net gain in the first nine months of 2012. We recognized a net loss in the first nine months of 2013 due to higher interest expense because of the issuance of our $6.2 billion aggregate principal amount of senior unsecured notes in Q4 2012. We received proceeds from an insurance claim in Q2 2012 related to the floods in Thailand.
Provision for Taxes
Our provision for taxes and effective tax rate for the periods indicated were as follows:

(Dollars in Millions)	YTD 2013	YTD 2012
Income before taxes	$9,060	$11,669
Provision for taxes	$2,065	$3,132
Effective tax rate	22.8%	26.8%
During Q1 2013, the U.S. R&D tax credit was reenacted retroactive to the beginning of 2012. The majority of the decrease in our effective tax rate between the first nine months of 2013 and the first nine months of 2012 was driven by the recognition of the 2012 U.S. R&D tax credit in Q1 2013. The effective tax rate was also positively impacted by the portion of the 2013 U.S. R&D tax credit recognized in the first nine months of 2013.
Liquidity and Capital Resources

(Dollars in Millions)	Sep 28, 2013	Dec 29, 2012
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$19,146	$18,162
Other long-term investments and reverse repurchase agreements with original maturities greater than approximately three months	$1,733	$543
Short-term and long-term debt	$13,507	$13,448
Debt as % of stockholders’ equity	24.4%	26.3%
In summary, our cash flows in the periods indicated were as follows:

(In Millions)	YTD 2013	YTD 2012
Net cash provided by operating activities	$14,738	$12,858
Net cash used for investing activities	(14,152)	(8,728)
Net cash used for financing activities	(4,176)	(5,675)
Effect of exchange rate fluctuations on cash and cash equivalents	(7)	—
Net increase (decrease) in cash and cash equivalents	$(3,597)	$(1,545)

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations in the first nine months of 2013 was $14.7 billion, an increase of $1.9 billion compared to the first nine months of 2012 due to changes in our working capital, partially offset by lower net income in the first nine months of 2013. Income taxes paid, net of refunds, in the first nine months of 2013 compared to the first nine months of 2012 were $1.2 billion lower due to lower income before taxes in 2013 and 2012 income tax overpayments.
Changes in assets and liabilities as of September 28, 2013 compared to December 29, 2012 included lower income taxes payable and receivable resulting from a reduction in taxes due in 2013.
In the first nine months of 2013, our three largest customers accounted for 44% of net revenue (42% in the first nine months of 2012) with Hewlett-Packard Company accounting for 17% of our net revenue (18% in the first nine months of 2012), Dell Inc. accounting for 15% of our net revenue (14% in the first nine months of 2012), and Lenovo Group Limited accounting for 12% of our net revenue (10% in the first nine months of 2012). These three customers accounted for 30% of net accounts receivable as of September 28, 2013 (33% as of December 29, 2012).
Investing Activities
The increase in cash used for investing activities in the first nine months of 2013, compared to the first nine months of 2012, was primarily due to net purchases of available-for-sale investments and trading assets in the first nine months of 2013, as compared to net maturities and sales of available-for-sale investments and trading assets in the first nine months of 2012.
Financing Activities
The decrease in cash used for financing activities in the first nine months of 2013, compared to the first nine months of 2012, was due to lower repurchases of common stock under our authorized common stock repurchase program in the first nine months of 2013, partially offset by lower proceeds from the sale of shares through employee equity incentive plans.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of September 28, 2013, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $19.1 billion ($18.2 billion as of December 29, 2012). In addition to the $19.1 billion, we have $1.7 billion in other long-term investments and reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first nine months of 2013 was $300 million, although no commercial paper remained outstanding as of September 28, 2013. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of September 28, 2013. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 28, 2013, $10.8 billion of our cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets was held by our non-U.S. subsidiaries. Of the $10.8 billion held by our non-U.S. subsidiaries, approximately $1.8 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of September 28, 2013. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Marketable Debt Instruments
As of September 28, 2013, our assets measured and recorded at fair value on a recurring basis included $19.5 billion of marketable debt instruments. Of these instruments, $6.1 billion was classified as Level 1, $13.3 billion as Level 2, and $71 million as Level 3.
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $13.3 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 55% was classified as Level 2 due to the use of a discounted cash flow model, and approximately 45% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 3, are classified as such because the fair values are generally derived from discounted cash flow models, performed either by us or our pricing providers, using inputs that we are unable to corroborate with observable market data. We monitor and review the inputs and results of these valuation models to ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.
Loans Receivable and Reverse Repurchase Agreements
As of September 28, 2013, our assets measured and recorded at fair value on a recurring basis included $799 million of loans receivable and $750 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of September 28, 2013, our assets measured and recorded at fair value on a recurring basis included $6.5 billion of marketable equity securities. All of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in non-U.S. currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2012. All of the potential changes presented below are based on sensitivity analyses performed on our financial positions as of September 28, 2013 and December 29, 2012. Actual results may differ materially.
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
As of September 28, 2013, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.5 billion ($4.4 billion as of December 29, 2012). Our marketable equity investment in ASML Holding N.V. was carried at a fair market value of $6.2 billion, or 94% of our marketable equity portfolio, as of September 28, 2013. Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $2.0 billion, based on the value as of September 28, 2013 (a decrease in value of approximately $1.6 billion, based on the value as of December 29, 2012 using an assumed loss of 35%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.2 billion as of September 28, 2013 and December 29, 2012. The carrying amount of our non-marketable equity method investments was $962 million as of September 28, 2013 ($966 million as of December 29, 2012). The majority of our non-marketable equity method investments balance as of September 28, 2013 was concentrated in our IM Flash Technologies, LLC investment of $656 million ($642 million as of December 29, 2012).

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 29, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2012 Annual Report on Form 10-K remains current in all material respects with the exception of the new risk factor below.
A prolonged U.S. government shutdown or default by the U.S. on government obligations could harm our results of operations.
Intel’s results of operations, including revenue, gross margin, expenses and interest and other, would likely be adversely affected in the event of widespread financial and business disruption on account of a default by the U.S. on U.S. government obligations and/or a prolonged failure to maintain significant U.S. government operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market purchases or negotiated transactions. As of September 28, 2013, $3.7 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our publicly announced stock repurchase plan during the third quarter of 2013 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans
June 30, 2013 – July 27, 2013	—	$—	$4,249
July 28, 2013 – August 24, 2013	11.1	$22.66	$3,998
August 25, 2013 – September 28, 2013	12.5	$22.91	$3,713
Total	23.6	$22.79
In our consolidated condensed financial statements, we also treat shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.
For further discussion, see "Note 13: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

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

INTEL CORPORATION (Registrant)

Date:	October 28, 2013	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer