Form 10-K
period 2013-12-28
INTEL CORP
filed 2014-02-14
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was
$120.6 billion
4,972 million shares of common stock outstanding as of February 7, 2014
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement related to its 2014 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

INTEL CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

PART I

ITEM 1.	BUSINESS
Company Overview
We design and manufacture advanced integrated digital technology platforms. A platform consists of a microprocessor and chipset, and may be enhanced by additional hardware, software, and services. We sell these platforms primarily to original equipment manufacturers (OEMs), original design manufacturers (ODMs), and industrial and communications equipment manufacturers in the computing and communications industries. Our platforms are used in a wide range of computing applications, such as notebooks (including Ultrabook™ devices and 2 in 1 systems), desktops, servers, tablets, smartphones, automobile infotainment systems, automated factory systems, and medical devices. We also develop and sell software and services primarily focused on security and technology integration. We were incorporated in California in 1968 and reincorporated in Delaware in 1989.
Company Strategy
Our goal is to be the preeminent computing solutions company that powers the worldwide digital economy. Over time, the number of devices connected to the Internet and each other has grown from hundreds of millions to billions, and the variety of devices also continues to increase. The combination of embedding computing into devices and connecting them to the Internet, known as the Internet of Things, as well as a build-out of the cloud infrastructure supporting these devices is driving fundamental changes in the computing industry. As a result, we are transforming our primary focus from the design and manufacture of semiconductor chips for personal computing (PC) and servers to the delivery of solutions consisting of hardware and software platforms and supporting services across a wide range of computing devices. Examples of these solutions can be seen across the computing continuum, from the teraflops of operations per second for high performance computing (HPC) to the milliwatts of energy consumed by an embedded application. Additionally, computing is becoming an increasingly mobile, personal, and ubiquitous experience. End users value consistency across devices that connect seamlessly and securely to the Internet and to each other. We enable this experience by innovating around energy-efficient performance, connectivity, and security.
To succeed in this changing computing environment, we have the following key objectives:

•	strive to ensure that Intel® technology is the best choice for any computing device, including PCs, data centers, cloud computing, ultra-mobile devices, and wearables;

•	be the platform of choice for any operating system;

•	maximize and extend our manufacturing technology leadership;

•	extend to adjacent services such as security, cloud, and foundry;

•
expand platforms into adjacent market segments to bring compelling new System-on-Chip (SoC) solutions and user experiences to ultra-mobile form factors including smartphones and tablets, as well as notebooks (including Ultrabook devices and 2 in 1 systems), embedded systems, and microserver applications;

•
develop platforms to enable devices that connect to the Internet of Things and to each other to create a computing continuum offering consumers a set of secure, consistent, engaging, and personalized forms of computing; and

•	strive to lower the footprint of our products and operations as well as be an asset to the communities we work in.

We use our core assets to meet these objectives. Our core assets include our silicon and manufacturing technology leadership, our architecture and platforms, our software and services, our security solutions, our customer orientation, our strategic investments, and our corporate stewardship. We believe that applying these core assets to our key objectives provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Our core assets and key objectives include the following:

•
Silicon and Manufacturing Technology Leadership. We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. We drive a regular two-year upgrade cycle—introducing a new microarchitecture approximately every two years and ramping the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. With our continued focus on silicon and manufacturing technology leadership, we are collaborating on the development of 450-millimeter (mm) wafer technology and extreme ultraviolet lithography (EUV). We expect larger silicon wafers and enhanced lithography technologies with EUV to allow Moore’s Law to continue. Moore’s Law predicted that transistor density on integrated circuits would double about every two years. We aim to have the best process technology, and unlike many semiconductor companies, we primarily manufacture our products in our own facilities. This in-house manufacturing capability allows us to optimize performance, shorten our time to market, and scale new products more rapidly. We believe this competitive advantage will be extended in the future as the costs to build leading-edge fabrication facilities increase, and as fewer semiconductor companies will be able to combine platform design and manufacturing.

•
Architecture and Platforms. We are developing a wide range of solutions for devices that span the computing continuum and allow for computing experiences from notebooks (including Ultrabook devices and 2 in 1 systems), desktops, tablets, and smartphones to in-vehicle infotainment systems and beyond. We believe that users want consistent computing experiences and interoperable devices and that users and developers value consistency of architecture. This provides a common framework that results in shortened time to market, and the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of users and developers to offer computing solutions across the computing continuum through our partnership with the industry on open, standards-based platform innovation around Intel® architecture. We continue to invest in improving Intel architecture to deliver increased value to our customers and expand the capabilities of the architecture in adjacent market segments. For example, we focus on delivering improved energy-efficient performance, which involves balancing higher performance with lower power consumption. In addition, we are focusing on perceptual computing, which brings exciting user experiences through devices that sense and perceive the user’s actions.

•
Software and Services. We offer software and services that provide solutions through a combination of hardware and software for consumer, ultra-mobile, and corporate environments. Additionally, we seek to enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded market segment, through our software offerings. We continue to collaborate with companies to develop software platforms optimized for our Intel processors and that support multiple hardware architectures and operating systems.

•
Security. Through our expertise in hardware and software, we are able to embed security into many facets of computing. We expect to bring unique hardware, software, and end-to-end security solutions to the market in order to offer increased protection against security risks for consumers and businesses worldwide.

•
Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new user experiences, form factors, and usage models for businesses and consumers. We offer platforms that incorporate various components and capabilities designed and configured to work together to provide an optimized solution that customers can easily integrate into their end products. Additionally, we promote industry standards that we believe will yield innovation and improved technologies for users.

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

•
Corporate Stewardship. We are committed to developing energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We are also committed to empowering people and expanding economic opportunity through education and technology, driven by our corporate and Intel Foundation programs, policy leadership, and collaborative engagements. In addition, we strive to cultivate a work environment in which engaged, energized employees can thrive in their jobs and in their communities.

Our continued investment in developing our assets and execution in key focus areas is intended to help strengthen our competitive position as we enter and expand into adjacent market segments, such as smartphones and tablets. These market segments change rapidly, and we need to adapt to this environment. A key characteristic of these adjacent market segments is low-power consumption based on SoC products. We are making significant investments in this area with the accelerated development of our SoC solutions based on the 64-bit Intel® Atom™ microarchitecture. We are also optimizing our server products for energy-efficient performance as we believe that increased Internet traffic and the use of ultra-mobile devices, the Internet of Things, and cloud computing has created the need for an improved server infrastructure.
At the 2013 Intel Developer Forum, we introduced the Intel® Quark SoC family of products. Designed for applications where low power and size take priority over high performance, the Intel Quark SoC offers extremely low power consumption and a high level of integration in a low-cost package to be used in the next wave of intelligent connected devices. In addition, we also announced the Arduino*-compatible Intel® Galileo microcontroller board and the Intel® Edison development board at the Maker Faire* in Rome and the International Consumer Electronics Show, respectively. When combined with Intel Quark SoC, these systems provide an open-source platform for customers to design products such as, but not limited to, automation for home appliances or industrial manufacturing, home media centers, and robots. In combination with the continued build out of the cloud and the announcement of the Intel Quark technologies, we expect to be on the forefront of the acceleration and proliferation of the Internet of Things.

Business Organization
As of December 28, 2013, we managed our business through the following operating segments:
For a description of our operating segments, see “Note 27: Operating Segments and Geographic Information,” in Part II, Item 8 of this Form 10-K.
Products
Platforms
We offer platforms that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or multichip package. Additionally, a platform may be enhanced by additional hardware, software, and services.
A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system. We offer microprocessors with one or multiple processor cores. Multi-core microprocessors can enable improved multitasking and energy-efficient performance by distributing computing tasks across two or more cores. Our 2nd, 3rd, 4th, and expected-to-be-released 5th generation Intel® Core™ (code-named "Broadwell") processor families integrate graphics functionality onto the processor die. In contrast, some of our previous-generation processors incorporated a separate graphics chip inside the processor package. Processor packages may also integrate a memory controller.
A chipset sends data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive or solid-state drive, and optical disc drives. Chipsets extend the audio, video, and other capabilities of many systems and perform essential logic functions, such as balancing the performance of the system and removing bottlenecks.
We offer and continue to develop SoC products that integrate our core processing functions with other system components, such as graphics, audio, and video, onto a single chip. SoC products are designed to reduce total cost of ownership, provide improved performance due to higher integration and lower power consumption, and enable ultra-mobile form factors such as smartphones, tablets, Ultrabook devices, and 2 in 1 systems, as well as notebooks, desktops, embedded systems and microserver applications.

With the release of our 4th generation Intel Core processor in 2013, we introduced a multichip package that integrates the chipset on one die with the CPU and graphics on another die, connected via a lower power on-package interface. Similar to a SoC, the multichip package can provide improved performance due to higher integration coupled with lower power consumption, which enables smaller form factors.
We also offer features designed to improve our platform capabilities. For example, Intel® vPro™ technology is a computer hardware-based security technology for the notebook and desktop market segments. Intel vPro is designed to provide businesses with increased manageability, upgradeability, energy-efficient performance, and security while lowering the total cost of ownership. We also offer Intel® Iris™ technology, which provides graphics enhancements for 4th and expected-to-be-released 5th generation Intel Core processors.
We offer a range of platforms based upon the following microprocessors:

Intel® Quark Processor/SoC

Designed with a level of integration for applications where lower power, size, and cost take priority including wearable technologies and the next generation of intelligent, connected devices

Intel® Atom™ Processor

Designed to deliver performance and battery life for mobility in tablets, 2 in 1 systems, and smartphones as well as power-efficiency in microservers

Intel® Pentium® Processor

Designed to deliver quality, reliability, and performance for work and play

Intel® Core™ i3 Processor

Designed to deliver responsive performance and built-in security to play, create, and entertain

Intel® Core™ i5 Processor

Designed for visuals and adaptive performance on-demand with Intel® Turbo Boost technology and built-in security features to safely work, play, create, and entertain

Intel® Core™ i7 Processor

Designed for visuals and maximized performance with Intel® Turbo Boost technology and built-in security features for the most demanding applications including high-performance gaming, HD video creation, and consumption

Intel® Xeon® Processor

Designed to deliver performance, energy efficiency, and cost effective solutions that scale to address compute, network, and storage requirements

Intel® Xeon Phi™ Processor

Designed to deliver performance for parallel workloads

Intel® Itanium® Processor

Designed to deliver mainframe reliability and enterprise performance on a platform that shares common characteristics of the rest of the data center

McAfee, Inc.
McAfee, Inc. (McAfee) has the objective of improving the overall security of our platforms. McAfee offers software products that provide security solutions designed to protect systems in consumer, mobile, and corporate environments from malicious virus attacks as well as loss of data. McAfee’s products include software solutions for end-point security, network and content security, risk and compliance, and consumer and mobile security.

Phone and Tablet Components
We offer components for smartphones, tablets, and connected devices which include baseband processors, radio frequency transceivers, and power management integrated circuits. We also offer comprehensive smartphone and tablet platforms, including multimode Long Term Evolution (LTE*) modems, Bluetooth® wireless technology and Global Positioning System (GPS) receivers, software solutions, customization, and essential interoperability tests. Our mobile phone solutions, which are based on multiple industry standards, help enable mobile voice and high-speed data communications for a broad range of devices around the world.
Non-Volatile Memory Solutions
We offer NAND flash memory products primarily used in solid-state drives. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT). We also purchase NAND flash components from Micron Technology, Inc. (Micron).
Intel Custom Foundry
We offer our silicon and manufacturing technology leadership as a service for our customers. Our foundry offerings include semi-custom services (using Intel architecture and silicon with our customer's intellectual property) and fully custom foundry services.
Products and Product Strategy by Operating Segment
Our PC Client Group operating segment offers products that are incorporated in notebook (including Ultrabook devices and 2 in 1 systems) and desktop computers for consumers and businesses. In 2013, we introduced the 4th generation Intel Core processor family for use in notebooks, desktops, 2 in 1 systems, and tablets. These processors use 22-nanometer (nm) transistors and our Tri-Gate transistor processor technology. Our Tri-Gate transistor technology extends Moore’s Law and is the world’s first 3-D Tri-Gate transistor on a production technology. In combination, these enhancements can provide significant power savings and performance gains when compared to previous-generation technologies.
Notebook
Our strategy for the notebook computing market segment is to offer notebook technologies designed to bring exciting new user experiences to life and improve performance, battery life, wireless connectivity, manageability and security. In addition, we are designing for smaller, lighter, and thinner form factors. In the second half of 2014, we expect to introduce our 5th generation Intel Core processor family. We believe these processors will continue to deliver increasing levels of battery life and graphics performance, as well as provide OEMs and end users with more choice in operating system compatibility, energy efficiency, processor cores, and graphics performance.
In addition to offering notebooks, we have worked with our customers to help them develop a new class of personal computing devices that includes Ultrabook devices and 2 in 1 systems. These computers combine the energy-efficient performance and capabilities of today’s notebooks and tablets with enhanced graphics and improved user interfaces such as touch and voice in a thin, light form factor that is highly responsive and secure, and that can seamlessly connect to the Internet. We believe the renewed innovation in the PC industry that we fostered with Ultrabook devices and expanded to 2 in 1 systems will continue.
Desktop
Our strategy for the desktop computing market segment is to offer exciting new user experiences and products that provide increased manageability, security, and energy-efficient performance. We are also focused on lowering the total cost of ownership for businesses. The desktop computing market segment includes all-in-one desktop products, which combine traditionally separate desktop components into one form factor. Additionally, all-in-one computers have transformed into portable and flexible form factors that offer users increased portability and new multi-user applications and uses. For desktop consumers, we also focus on the design of products for high-end enthusiast PCs and mainstream PCs with rapidly increasing audio and media capabilities.
Our Data Center Group operating segment offers products designed to provide leading energy-efficient performance for all compute, network and storage platforms. In addition, the Data Center Group (DCG) focuses on specific optimizations for the Enterprise, Cloud, Communications Infrastructure and Technical Computing segments. DCG is continuing to ramp the many-core Intel® Xeon Phi™ coprocessor with 60 or more high-performance, low-power Intel processor cores. The Intel Xeon Phi coprocessors are positioned to boost the power of the world’s most advanced supercomputers, allowing for trillions of calculations per second. We recently introduced new Intel® Xeon®

processors incorporating Intel’s industry leading 22nm process technology. The 22nm Intel Xeon processors provide improved performance and better power consumption across the compute, network and storage portfolio. We also announced the second generation 64-bit Intel Atom microarchitecture-based SoC solutions to focus on storage, networking and highly dense, low-power server configurations.
Our other Intel architecture operating segments offer products designed to be used in the Internet of Things, mobile communications, tablet, smartphone, service provider, netbook, and ultra-low power market segments.

•
Our strategy for the mobile communications market segment is to offer a portfolio of products that covers a broad range of wireless connectivity options by combining Intel WiFi technology with our 2G, 3G, and 4G LTE technologies. These products feature low power consumption, innovative designs, and multi-standard platform solutions.

•
Our strategy for the embedded market segment, addressed by our Intelligent Systems Group (ISG), is to lead the Internet of Things evolution by delivering new user experiences, business efficiencies, and productivity utilizing Intel architecture based solutions that provide long life-cycle support, software and architectural scalability, and platform integration.

•
Our strategy for the tablet market segment is to offer Intel architecture solutions optimized for multiple operating systems and application ecosystems. We are accelerating the process technology development for our Intel Atom processor product line to deliver increased battery life, performance, and feature integration.

•
Our strategy for the smartphone device market segment is to offer Intel Atom microarchitecture-based products that enable smartphones to deliver innovative content and services. These products are designed to deliver increased performance and system responsiveness while also enabling longer battery life.

•	Our strategy for the ultra-low power market segment is to offer Intel Quark SoCs designed for wearable and other emerging compute devices.
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

•
delivering comprehensive solutions by using software, services, and hardware to enable a more secure online experience, such as our McAfee LiveSAFE* technology platform, which provides a comprehensive security suite that offers consumer protection across a range of devices such as PCs, tablets, and smartphones.

Revenue by Major Operating Segment
Net revenue for the PC Client Group (PCCG) operating segment, the DCG operating segment, the other Intel architecture (Other IA) operating segments, and the software and services (SSG) operating segments is presented as a percentage of our consolidated net revenue. Other IA includes ISG, Multi-Comm, the Phone Group, the Service Provider Group, the Tablet Group, the Netbook Group, and the New Devices Group operating segments. SSG includes McAfee, the Wind River Software Group, and the Software and Services Group operating segments. All other consists primarily of revenue from the Non-Volatile Memory Solutions Group.
Percentage of Revenue by Major Operating Segment
(Dollars in Millions)
Percentage of Revenue by Principal Product from Reportable Segments
(Dollars in Millions)
Competition
The computing industry continuously evolves with new and enhanced technologies and products from existing and new providers. The markets for current and planned technologies can change quickly in response to the introduction of such technologies and products and other factors such as changes in consumer tastes.
Intel faces significant competition in the development and market acceptance of technologies and products in this environment. Our platforms, based on Intel architecture, are positioned to compete across the spectrum of Internet-connected computing devices, from the lowest-power portable devices to the most powerful data center servers.

We are a leading provider in the PC and server segments, where we face existing and emerging competition. In the PC segment, smaller mobile devices, such as tablets and smartphones, offered by numerous vendors have become significant competitors to PCs for many usages. Most of these small devices currently use applications processors based on the ARM* architecture; feature low-power, long battery-life operation; and are built in SoC formats which integrate numerous functions on one chip. In the server segment, our data center products and platforms face emerging competition from many new entrants using ARM architecture or other technologies.
We are a relatively new entrant to the segments for tablets, smartphones and similar mobile devices. We have adjusted our product roadmaps to emphasize the development of low-power SoC chips for these and other devices. The boundaries between the various segments are changing as the industry evolves and new segments emerge.
We have a long-standing position as a supplier of components and software for embedded products and this marketplace is significantly expanding with increasing types and numbers of Internet-connected devices for industrial, commercial and consumer uses, which we refer to as the Internet of Things. We face numerous large and small incumbent competitors as well as new entrants in this growing market segment that use ARM architecture as well as other operating systems and software.
Our products primarily compete based on performance, energy efficiency, integration, innovative design, features, price, quality, reliability, brand recognition and availability. The importance of these items will vary by the type of end system for the products. For example, performance might be among the most important factors for our products for servers, while price and integration might be among the most important factors for our products for tablets and smartphones.
We are the owner of McAfee, a major provider of digital security products and services to businesses and consumers. There are numerous competitors offering security products and services, and we seek to offer competitive differentiation by integrating hardware and software security features in many of our offerings and to have security offerings in numerous market segments including mobile and embedded devices and for data centers.
The ability of our products to operate on multiple operating systems in end-user products and platforms operated or sold by third parties, including OEMs, is a key competitive advantage. We seek to optimize our products for multiple operating systems and invest substantial resources working with third parties to do so, but such investments are risky given that it is not clear which products will succeed in the market.
We have competitors in each of the market segments including other companies that make and sell microprocessors, SoCs, other silicon components, software and platforms to businesses which build and sell computing and communications devices to end-users. We also compete against others selling these goods and services to businesses that utilize the products for their internal processes (e.g., businesses running large data centers). We also face competition from OEMs that, to some degree, choose to vertically integrate their own proprietary semiconductor and software assets. By doing so, these OEMs may be attempting to offer greater differentiation in their products and to increase their share of the profits for each finished product they sell.
Continuing changes in the industry such as acquisitions, business collaborations or licensing scenarios (such as injunctions or other litigation outcomes), could have a significant impact on our competitive position.
One of our important competitive advantages is the combination of our network of manufacturing, assembly and test facilities with our global architecture design teams. We have made significant capital and research and development (R&D) investments into this integrated manufacturing network, which enables us to have more direct control over our processes, quality control, product cost, production timing, performance, power consumption, and manufacturing yield. The increased cost of constructing new fabrication facilities supporting smaller transistor geometries and larger wafers has led to a smaller pool of companies that can afford to build and equip leading-edge manufacturing facilities. Most of our competitors rely on third-party foundries and subcontractors such as Taiwan Semiconductor Manufacturing Company, Ltd. and GlobalFoundries Inc. for manufacturing and assembly and test needs. We have recently started providing foundry services as an alternative to such foundries.

Manufacturing and Assembly and Test
As of December 28, 2013, 46% of our wafer fabrication, including microprocessors and chipsets, was conducted within the U.S. at our facilities in New Mexico, Arizona, Oregon, and Massachusetts. The remaining 54% of our wafer fabrication was conducted outside the U.S. at our facilities in Israel and China. Our fabrication facility in Ireland is currently transitioning to a newer process technology node, with manufacturing expected to recommence in 2015. Wafer fabrication conducted within and outside the U.S. may be impacted by the timing of a facility’s transition to a newer process technology, as well as a facility’s capacity utilization.
As of December 28, 2013, we primarily manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations
Microprocessors	300mm	22nm	Israel, Arizona, Oregon
Microprocessors and chipsets	300mm	32nm	New Mexico
Microprocessors	300mm	45nm	New Mexico
Chipsets	300mm	65nm	China
Chipsets and other products	300mm	90nm	China
Chipsets	200mm	130nm	Massachusetts
As of December 28, 2013, most of our microprocessors were manufactured on 300mm wafers using our 22nm and 32nm process technology. Our Massachusetts fabrication facility is our last manufacturing on 200mm wafers and is expected to cease production by the end of 2014. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and increasing the number of integrated features on each chip. These advancements can result in microprocessors that are higher performing, consume less power, and cost less to manufacture. In addition, with each shift to a new process technology, we are able to produce more microprocessors per square foot of our wafer fabrication facilities. The costs to develop our process technology are significantly less than adding capacity by building additional wafer fabrication facilities using older process technology.
We use third-party foundries to manufacture wafers for certain components, including networking and communications products. In addition, we primarily use subcontractors to manufacture board-level products and systems. We purchase certain communications networking products and mobile phone components from external vendors primarily in the Asia-Pacific region.
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
Our NAND flash memory products are manufactured by IMFT and Micron using 20nm, 25nm, or 34nm process technology, and assembly and test of these products is performed by Micron and other external subcontractors. For further information, see “Note 5: Cash and Investments” in Part II, Item 8 of this Form 10-K.
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
Research and Development
We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. R&D expenditures were $10.6 billion in 2013 ($10.1 billion in 2012 and $8.4 billion in 2011).
Our R&D activities are directed toward the delivery of solutions consisting of hardware and software platforms and supporting services across a wide range of computing devices. We are focused on developing the technology innovations that we believe will deliver our next generation of products, which will in turn enable new form factors and usage models for businesses and consumers. We focus our R&D efforts on advanced computing technologies, developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of platforms, improving our platform initiatives, developing new solutions in emerging technologies including wearable devices and embedded applications, and developing software solutions and tools. Our R&D efforts are intended to enable new levels of performance and address areas such as energy efficiency, security, scalability for multi-core architectures, system manageability, and ease of use.
As part of our R&D efforts, we plan to introduce a new Intel Core microarchitecture for desktops, notebooks (including Ultrabook devices and 2 in 1 systems), and Intel Xeon processors approximately every two years and ramp the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence as subsequently illustrated.
Advances in our silicon technology have enabled us to continue making Moore’s Law a reality. We expect to begin manufacturing products using our 14nm process technology in Q1 2014. We are currently developing our 5th generation Intel Core processor family (code-named “Broadwell”) using our 14nm process technology, expected to be released in the second half of 2014. We are also developing 10nm manufacturing process technology, our next-generation process technology.
We have continued expanding on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products optimized for a wider variety of applications. We have accelerated the Intel Atom processor-based SoC roadmap for ultra-mobile form factors, including smartphones and tablets, as well as notebooks (including Ultrabook devices and 2 in 1 systems), embedded systems, and microserver applications, from 32nm through 22nm to 14nm. We intend that Intel Atom processors for ultra-mobile form factors will eventually be on the same process technology as our leading-edge products. We expect that this acceleration will result in a significant reduction in transistor leakage, lower active power, and an increase in transistor density to enable more powerful, feature-rich smartphones and tablets with longer battery life. Intel Quark SoC, our newest technology announced in Q3 2013, is an ultra-low power and low-cost architecture designed for the Internet of Things, from industrial machines to wearable devices.
With our continued focus on silicon and manufacturing technology leadership, we entered into a series of agreements with ASML Holding N.V. (ASML) in 2012. These agreements, in which Intel purchased ASML securities and agreed to provide R&D funding over five years, are intended to accelerate the development of 450mm wafer technology and EUV lithography.

Our R&D activities range from designing and developing new products and manufacturing processes to researching future technologies and products. We continue to make significant R&D investments in the development of SoCs to enable growth in ultra-mobile form factors. In addition, we continue to make significant investments in wireless technologies including our work to develop a high-speed LTE solution for smartphones. Our second generation VoLTE product with LTE-advanced features, such as carrier aggregation, is expected to be available in the first half of 2014. We also continue to invest in graphics and HPC.
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
Employees
As of December 28, 2013, we had 107,600 employees worldwide (105,000 as of December 29, 2012), with approximately 51% of those employees located in the U.S. (51% as of December 29, 2012).
Sales and Marketing
Customers
We sell our products primarily to OEMs and ODMs. ODMs provide design and manufacturing services to branded and unbranded private-label resellers. In addition, we sell our products to other manufacturers, including makers of a wide range of industrial and communications equipment. Our customers also include those who buy PC components and our other products through distributor, reseller, retail, and OEM channels throughout the world.
Our worldwide reseller sales channel consists of thousands of indirect customers—systems builders that purchase Intel microprocessors and other products from our distributors. We have a boxed processor program that allows distributors to sell our microprocessors in small quantities to customers of systems builders; boxed processors are also available in direct retail outlets.
In 2013, Hewlett-Packard Company accounted for 17% of our net revenue (18% in 2012 and 19% in 2011), Dell Inc. accounted for 15% of our net revenue (14% in 2012 and 15% in 2011), and Lenovo Group Limited accounted for 12% of our net revenue (11% in 2012 and 9% in 2011). No other customer accounted for more than 10% of our net revenue during such periods. For information about net revenue and operating income by operating segment, and net revenue from unaffiliated customers by country, see “Note 27: Operating Segments and Geographic Information” in Part II, Item 8 of this Form 10-K.
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
Backlog
Over time, our larger customers have generally moved to lean-inventory or just-in-time operations rather than maintaining larger inventories of our products. As our customers continue to lower their inventories, our processes to fulfill their orders have evolved to meet their needs. As a result, our manufacturing production is based on estimates and advance non-binding commitments from customers as to future purchases. Our order backlog as of any particular date is a mix of these commitments and specific firm orders that are primarily made pursuant to standard purchase orders for delivery of products. Only a small portion of our orders is non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.
Seasonal Trends
Historically, our platform sales have generally been higher in the second half of the year than in the first half of the year, accelerating in the third quarter and peaking in the fourth quarter.
Marketing
Our corporate marketing objectives are to build a strong, well-known Intel corporate brand that connects with businesses and consumers, and to offer a limited number of meaningful and valuable brands in our portfolio to aid businesses and consumers in making informed choices about technology purchases. The Intel Core processor family and the Intel Atom, Intel® Pentium®, Intel Xeon, Intel Xeon Phi and Intel® Itanium® trademarks make up our processor brands.
We promote brand awareness and generate demand through our own direct marketing as well as through co-marketing programs. Our direct marketing activities include television, print, and Internet advertising, as well as press relations and social media, consumer and trade events, and industry and consumer communications. We market to consumer and business audiences, and focus on building awareness and generating demand for new form factors such as Ultrabook and 2 in 1 systems, and for increased performance, improved energy efficiency, and other capabilities such as Internet connectivity and security.
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

Intellectual Property Rights and Licensing
Intel owns significant intellectual property (IP) around the world that relates to our products, services, research and development, and other activities and assets. Our IP portfolio includes patents, copyrights, trade secrets, trademarks, trade dress rights, and maskwork rights. We actively seek to protect our global IP rights and to deter unauthorized use of our IP and other assets. Such efforts can be difficult, however, particularly in countries that provide less protection to IP rights and in the absence of harmonized international IP standards. See “Risk Factors” in Part I, Item 1A, and “Note 26: Contingencies” in Part II, Item 8 of this Form 10-K.
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
We are an industry leader in our efforts to build ethical sourcing of minerals for our products, including “conflict minerals” from the Democratic Republic of the Congo (DRC) and adjoining countries. In 2013, we accomplished our goal to manufacture microprocessors that are DRC conflict free for tantalum, tin, tungsten, and gold. In 2014, we will continue our work to establish DRC conflict free supply chains for these minerals for our company and our industry.

We seek to reduce our global greenhouse gas emissions by investing in energy conservation projects in our factories and working with suppliers to improve energy efficiency. We take a holistic approach to power management, addressing the challenge at the silicon, package, circuit, micro-architecture, macro architecture, platform, and software levels. We recognize that climate change may cause general economic risk. For further information on the risks of climate change, see “Risk Factors” in Part I, Item 1A of this Form 10-K. We see a potential for higher energy costs driven by climate change regulations. This could include items applied to utility companies that are passed along to customers, such as carbon taxes or costs associated with obtaining permits for our manufacturing operations, emission cap and trade programs, or renewable portfolio standards.
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
We use our Investor Relations web site, www.intc.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We post filings on our web site the same day they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. We post our quarterly and annual earnings results on our Investor Relations website, at www.intc.com/results.cfm, and do not distribute our financial results via a news wire service. All such postings and filings are available on our Investor Relations web site free of charge. In addition, our Investor Relations web site allows interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Executive Officers of the Registrant
The following sets forth certain information with regard to our executive officers as of February 14, 2014 (ages are as of December 28, 2013):

Andy D. Bryant, age 63		Brian M. Krzanich, age 53
• 2012 – present,	Chairman of the Board	• 2013 – present,	Chief Executive Officer
• 2011 – 2012,	Vice Chairman of the Board, Executive VP, Technology, Manufacturing and Enterprise Services, Chief Administrative Officer	• 2012 – 2013,	Executive VP, Chief Operating Officer
		• 2010 – 2012,	Senior VP, GM, Manufacturing and Supply Chain

• 2009 – 2011,	Executive VP, Technology, Manufacturing, and Enterprise Services, Chief Administrative Officer	• 2006 – 2010,	VP, GM, Assembly and Test
• Joined Intel in 1982

• 2007 – 2009,	Executive VP, Finance and Enterprise Services, Chief Administrative Officer	A. Douglas Melamed, age 68
		• 2009 – present,	Senior VP, General Counsel
• 2001 – 2007,	Executive VP, Chief Financial and Enterprise Services Officer	• 2001 – 2009,	Partner, Wilmer Cutler Pickering Hale and Dorr LLP

• Member of Intel Corporation Board of Directors		• Joined Intel in 2009
• Member of Columbia Sportswear Company Board of Directors
Stacy J. Smith, age 51
• Member of McKesson Corporation Board of Directors		• 2012 – present,	Executive VP, Chief Financial Officer
• Joined Intel in 1981		• 2010 – 2012,	Senior VP, Chief Financial Officer
		• 2007 – 2010,	VP, Chief Financial Officer
William M. Holt, age 61		• 2006 – 2007,	VP, Assistant Chief Financial Officer
• 2013 – present,	Executive VP, GM, Technology and Manufacturing Group	• 2004 – 2006,	VP, Finance and Enterprise Services, Chief Information Officer

• 2006 – 2013,	Senior VP, GM, Technology and Manufacturing Group	• Member of Autodesk, Inc. Board of Directors
• Member of Gevo, Inc. Board of Directors
• 2005 – 2006,	VP, Co-GM, Technology and Manufacturing Group	• Joined Intel in 1988

• Joined Intel in 1974		Arvind Sodhani, age 59
		• 2007 – present,	Executive VP, President of Intel Capital
Renee J. James, age 49		• 2005 – 2007,	Senior VP, President of Intel Capital
• 2013 – present,	President	• Joined Intel in 1981
• 2012 – 2013,	Executive VP, GM, Software and Services Group

• 2005 – 2012,	Senior VP, GM, Software and Services Group

• 2002 – 2005,	VP, Developer Programs
• Member of Vodafone Group plc Board of Directors
• Joined Intel in 1988

Thomas M. Kilroy, age 56
• 2013 – present,	Executive VP, GM, Sales and Marketing Group

• 2010 – 2013,	Senior VP, GM, Sales and Marketing Group

• 2009 – 2010,	VP, GM, Sales and Marketing Group
• 2005 – 2009,	VP, GM, Digital Enterprise Group
• Joined Intel in 1990

ITEM 1A.	RISK FACTORS
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
Our operations have high costs—including costs related to facility construction and equipment, R&D, and employment and training of a highly skilled workforce—that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable and, in recent years, we have experienced declining orders in the traditional PC market segment, which has been negatively impacted by the growth in ultra-mobile devices such as tablets and smartphones. If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Our manufacturing or assembly and test capacity could be underutilized, and we may be required to write down our long-lived assets, which would increase our expenses. Factory-planning decisions may shorten the useful lives of facilities and equipment and cause us to accelerate depreciation. If product demand increases, we may be unable to add capacity fast enough to meet market demand. Our revenue and gross margin percentage can also be affected by the timing of our product introductions and related expenses, including marketing expenses. Changes in product demand, and changes in our customers’ product needs, could negatively affect our competitive position and may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to write down our assets.
We operate in highly competitive industries, and our failure to anticipate and respond to technological and market developments could harm our ability to compete.
We operate in highly competitive industries that experience rapid technological and market developments, changes in industry standards, changes in customer needs, and frequent product introductions and improvements. If we are unable to anticipate and respond to these developments, we might weaken our competitive position, and our products or technologies might be uncompetitive or obsolete. As computing market segments emerge, such as smartphones, tablets, and consumer electronics devices, we face new sources of competition and customers with needs different from those of customers in the PC market segment. Some of our competitors are pursuing a vertical integration strategy, incorporating their SoC solutions into the smartphones and tablets they offer, which could make it less likely that they will adopt our SoC solutions. To be successful, we need to cultivate new industry relationships in these market segments. As the number and variety of Internet-connected devices increase, we need to continuously improve the cost, connectivity, integration, features, energy efficiency, and security of our platforms, among other things, to succeed in these market segments. In addition, we need to expand our software capabilities to provide customers with comprehensive computing solutions.
To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes ahead of competitors. For example, we invest substantially in our network of manufacturing, assembly and test facilities, including the construction of new fabrication facilities to support smaller transistor geometries and larger wafers. Our R&D efforts are critical to our success and are aimed at solving complex problems, and we do not expect all of our projects to be successful. We may be unable to develop and market new products successfully, and the products we invest in and develop may not be well received by customers. Our R&D investments may not generate significant operating income or contribute to our future operating results for several years and such contributions may not meet our expectations or even cover the costs of such investments. Additionally, the products and technologies offered by others may affect demand for or pricing of our products. These types of events could negatively affect our competitive position and may reduce revenue, increase costs, lower gross margin percentage, or require us to impair our assets.

Changes in the mix of products sold may harm our financial results.
Because of the wide price differences of platform average selling prices among our data center, PC client, and Other IA platforms, a change in the mix of platforms among these market segments may impact our revenue and gross margin. For example, our PC client platforms that are incorporated in notebook and desktop computers tend to have lower average selling prices and gross margin than our data center platforms that are incorporated in servers, workstations and storage products. Therefore, if there is less demand for our data center platforms, and a resulting mix shift to our PC client platforms, our gross margins and revenue would decrease. Also, more recently introduced products tend to have higher costs because of initial development costs and lower production volumes relative to the previous product generation, which can impact gross margin.
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
Production of integrated circuits is a complex process. Disruptions in this process can result from errors, difficulties in our development and implementation of new processes, defects in materials, disruptions in our supply of materials or resources, and disruptions at our fabrication and assembly and test facilities due to accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes. Production issues may result in our failure to meet or increase production as desired, resulting in higher costs or large decreases in yields, which could affect our ability to produce sufficient volume to meet product demand. The unavailability or reduced availability of products could make it more difficult to deliver computing platforms. The occurrence of these events could harm our business and results of operations.

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
Third parties might attempt to gain unauthorized access to our network or seek to compromise our products and services, which could damage our reputation and financial results.
We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our IT systems. Additionally, malicious hackers may attempt to gain unauthorized access and corrupt the processes of hardware and software products that we manufacture and services we provide. These attempts might be the result of industrial or other espionage or actions by hackers seeking to harm our company, our products and services, or users of our products and services. Due to the widespread use of our products and due to the high profile of our McAfee subsidiary, we or our products and services are a frequent target of computer hackers and organizations that intend to sabotage, take control of, or otherwise corrupt our manufacturing or other processes, products and services. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. These attacks are sometimes successful; and in some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes or patches to our products and services, but in some cases preventive and remedial action might not be successful. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with customers or users and reduce demand for our products and services.

We may be subject to theft, loss or misuse of personal data about us or our employees, customers or other third parties, which could increase our expenses, damage our reputation or result in litigation.
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
We may face IP rights infringement claims from individuals and companies, including those who have acquired patent portfolios to assert claims against other companies. We are engaged in a number of litigation matters involving IP rights. Claims that our products or processes infringe the IP rights of others could cause us to incur large costs to respond to, defend, and resolve the claims, and they may divert the efforts and attention of management and technical personnel. As a result of IP rights infringement claims, we could:

•	pay monetary damages for infringement claims;

•	stop manufacturing, using, selling, offering to sell or importing products or technology subject to infringement claims;

•	develop other products or technology not subject to infringement claims, which could be time-consuming, costly or impossible; or

•	license technology from the party claiming infringement, which license may not be available on commercially reasonable terms.
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
The theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced. In addition, the theft or unauthorized use or publication of third party trade secrets and other confidential business information that we obtain in conducting our business might lead to third-party claims against us related to the loss of the confidential or proprietary information or end-user data. Any such incidents and claims could severely disrupt our business, and we could suffer losses, including the cost of product recalls and returns and reputational harm.
Our licenses with other companies and participation in industry initiatives may allow competitors to use our patent rights.
Companies in the computing industry often bilaterally license patents between each other to settle disputes or as part of business agreements between them. Our competitors may have licenses to our patents, and under current case law, some of the licenses may permit these competitors to pass our patent rights on to others under some circumstances. Our participation in industry standards organizations or with other industry initiatives may require us to license our patents to companies that adopt industry-standard specifications. Depending on the rules of the organization, we might have to grant these licenses to our patents for little or no cost, and as a result, we may be unable to enforce certain patents against others, our costs of enforcing our licenses or protecting our patents may increase, and the value of our IP rights may be impaired. In addition, we may not be able to obtain licenses on fair, reasonable and non-discriminatory terms to patents asserted to be essential to standards that we implement in our products.

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
Changes in the business environment could lead to changes in the scope of our operations, resulting in restructuring and asset impairment charges in addition to those announced in the last twelve months. Factors that could affect our results of operations and financial condition due to a change in the scope of our operations include:

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
The manufacturing and assembly and test of our products require the use of hazardous materials that are subject to a broad array of EHS laws and regulations. Our failure to comply with these laws or regulations could result in:

•	regulatory penalties, fines, and legal liabilities;

•	suspension of production;

•	alteration of our fabrication and assembly and test processes;

•	reputational challenges; and

•	restrictions on our operations or sales.
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

In addition, the SEC has adopted disclosure rules for companies that use conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold) in their products, with substantial supply chain verification requirements in the event that the materials come from the DRC or adjoining countries. The European Union and other foreign jurisdictions may in the future also enact rules regarding conflict minerals, which could potentially cover additional minerals or locations where minerals originate. Due to the complexity of our supply chain, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the conflict minerals used in our products.
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
A number of factors could lower interest and other, net harming our results of operations.
Factors that could lower interest and other, net in our consolidated statements of income include changes in fixed-income, equity, and credit markets; foreign currency exchange rates; interest rates; credit standing of financial instrument counterparties; our cash and investment balances; and our indebtedness.
There are inherent limitations on the effectiveness of our controls.
We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
As of December 28, 2013, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	29.9	16.7	46.6
Leased facilities[2]	2.3	6.0	8.3
Total facilities	32.2	22.7	54.9

[1]	Leases on portions of the land used for these facilities expire on varying dates through 2062.

[2]	Leases expire on varying dates through 2028 and generally include renewals at our option.
Our principal executive offices are located in the U.S. and a significant amount of our wafer fabrication activities are also located in the U.S. In addition to our current facilities, we are building a development fabrication facility in Oregon which began R&D start-up in 2013. We expect that this new facility will allow us to widen our process technology lead. We also completed construction of a large-scale fabrication building in Arizona in 2013, which is currently not in use and is not being depreciated. We recently announced that we plan to delay equipment installation in this building and leverage existing fabrication facilities, reserving this new facility for additional capacity and future technologies. Outside the U.S., we have wafer fabrication facilities in Israel, China, and Ireland. Our fabrication facility in Ireland is currently transitioning to a newer process technology node, with manufacturing expected to recommence in 2015. Our assembly and test facilities are located in Malaysia, China, Costa Rica, and Vietnam. In addition, we have sales and marketing offices worldwide that are generally located near major concentrations of customers.
We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.
We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 27: Operating Segments and Geographic Information” in Part II, Item 8 of this Form 10-K.

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
As of February 7, 2014, there were approximately 144,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in October 2005, and subsequently amended, to repurchase up to $45 billion in shares of our common stock in open market purchases or negotiated transactions. As of December 28, 2013, $3.2 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our publicly announced stock repurchase plan during each quarter of 2013 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
December 30, 2012 – March 30, 2013	25.2	$21.13	$4,799
March 31, 2013 – June 29, 2013	23.3	$23.58	$4,249
June 30, 2013 – September 28, 2013	23.6	$22.79	$3,713
September 29, 2013 – December 28, 2013	22.0	$24.02	$3,185
Total	94.1	$22.83
Common stock repurchase activity under our publicly announced stock repurchase plan during the fourth quarter of 2013 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans (In Millions)
September 29, 2013 – October 26, 2013	6.4	$23.16	$3,565
October 27, 2013 – November 23, 2013	6.7	$24.30	$3,402
November 24, 2013 – December 28, 2013	8.9	$24.43	$3,185
Total	22.0	$24.02
In our consolidated financial statements, we also treat shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.
For further discussion, see “Note 20: Common Stock Repurchases” in Part II, Item 8 of this Form 10-K.

Stock Performance Graph
The line graph that follows compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones U.S. Technology Index* and the Standard & Poor’s S&P 500* Index for the five years ended December 28, 2013. The graph and table assume that $100 was invested on December 26, 2008 (the last day of trading for the fiscal year ended December 27, 2008) in each of our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index are based on our fiscal year.
Comparison of Five-Year Cumulative Return for Intel,
the Dow Jones U.S. Technology Index*, and the S&P 500* Index

	2008	2009	2010	2011	2012	2013
Intel Corporation	$100	$148	$157	$191	$163	$214
Dow Jones U.S. Technology Index	$100	$170	$191	$191	$209	$270
S&P 500 Index	$100	$132	$151	$154	$175	$236

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in Millions, Except Per Share Amounts)	2013	2012	2011	2010	2009
Net revenue	$52,708	$53,341	$53,999	$43,623	$35,127
Gross margin	$31,521	$33,151	$33,757	$28,491	$19,561
Gross margin percentage	59.8%	62.1%	62.5%	65.3%	55.7%
Research and development (R&D)	$10,611	$10,148	$8,350	$6,576	$5,653
Marketing, general and administrative (MG&A)	$8,088	$8,057	$7,670	$6,309	$7,931
R&D and MG&A as percentage of revenue	35.5%	34.1%	29.7%	29.5%	38.7%
Operating income	$12,291	$14,638	$17,477	$15,588	$5,711
Net income	$9,620	$11,005	$12,942	$11,464	$4,369
Earnings per common share
Basic	$1.94	$2.20	$2.46	$2.06	$0.79
Diluted	$1.89	$2.13	$2.39	$2.01	$0.77
Weighted average diluted common shares outstanding	5,097	5,160	5,411	5,696	5,645
Dividends per common share
Declared	$0.90	$0.87	$0.7824	$0.63	$0.56
Paid	$0.90	$0.87	$0.7824	$0.63	$0.56
Net cash provided by operating activities	$20,776	$18,884	$20,963	$16,692	$11,170
Additions to property, plant and equipment	$10,711	$11,027	$10,764	$5,207	$4,515
Repurchase of common stock	$2,440	$5,110	$14,340	$1,736	$1,762
Payment of dividends to stockholders	$4,479	$4,350	$4,127	$3,503	$3,108

(Dollars in Millions)	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009
Property, plant and equipment, net	$31,428	$27,983	$23,627	$17,899	$17,225
Total assets	$92,358	$84,351	$71,119	$63,186	$53,095
Long-term debt	$13,165	$13,136	$7,084	$2,077	$2,049
Stockholders’ equity	$58,256	$51,203	$45,911	$49,430	$41,704
Employees (in thousands)	107.6	105.0	100.1	82.5	79.8
During the third quarter of 2013, management approved and communicated several restructuring actions including targeted workforce reductions as well as exit of certain businesses and facilities. For further information, see "Note 13: Restructuring and Asset Impairment Charges" in Part II, Item 8 of this Form 10-K.
In 2011, we acquired McAfee and the Wireless Solutions (WLS) business of Infineon Technologies AG, which operates as part of our Multi-Comm and Phone Group operating segments. For further information, see “Note 8: Acquisitions” in Part II, Item 8 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing 2013 to 2012 and comparing 2012 to 2011.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

•
Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 28, 2013, including expected payment schedule.

The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of this Form 10-K. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 14, 2014.
Overview
Our results of operations for each period were as follows:

	Three Months Ended			Twelve Months Ended
(Dollars in Millions, Except Per Share Amounts)	Dec. 28, 2013	Sept. 28, 2013	Change	Dec. 28, 2013	Dec. 29, 2012	Change
Net revenue	$13,834	$13,483	$351	$52,708	$53,341	$(633)
Gross margin	$8,571	$8,414	$157	$31,521	$33,151	$(1,630)
Gross margin percentage	62.0%	62.4%	(0.4)%	59.8%	62.1%	(2.3)%
Operating income	$3,549	$3,504	$45	$12,291	$14,638	$(2,347)
Net income	$2,625	$2,950	$(325)	$9,620	$11,005	$(1,385)
Diluted earnings per common share	$0.51	$0.58	$(0.07)	$1.89	$2.13	$(0.24)
Revenue for 2013 was down 1% from 2012. PCCG experienced lower platform unit sales in the first half of the year, but saw offsetting growth in the back half as the PC market began to show signs of stabilization. DCG continued to benefit from the build out of Internet cloud computing and the strength of our product portfolio resulting in increased platform volumes for DCG for the year. Higher factory start-up costs for our next-generation 14nm process technology led to a decrease in gross margin compared to 2012. In response to the current business environment and to better align resources, management approved several restructuring actions including targeted workforce reductions as well as the exit of certain businesses and facilities. These actions resulted in restructuring and asset impairment charges of $240 million for 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Q4 2013 revenue of $13.8 billion was up 3% from Q3 2013. The sequential increase was a result of stabilization in the PC market which generated 3% higher platform unit sales for PCCG. Gross margin remained flat sequentially as lower platform unit costs were offset by higher factory start-up costs for our 14nm process technology. The platform unit cost decline is attributable to our 22nm process technology coming down the cost curve as we ramp the 4th generation Intel Core processor family products in multiple fabrication facilities.
In 2013, we introduced many new product technologies across all of our businesses. Our product launches included the 4th generation Intel Core processor family, Intel Xeon 22nm processors, and Intel Atom microarchitecture platforms. As 2013 progressed, we shifted our focus and investment strategy in order to increase our cadence for bringing innovative products to market. One example is the announcement of Intel Quark SoC which is an ultra-low power and cost architecture designed for the Internet of Things, from industrial machines to future wearable devices.
The cash generation from our business remained strong with cash from operations of $20.8 billion in 2013. We ended the year with an investment portfolio of $20.1 billion, which consisted of cash and cash equivalents, short-term investments, and trading assets. We returned $4.5 billion to stockholders through dividends and repurchased $2.1 billion of common stock through our common stock repurchase program. We purchased $10.7 billion in capital assets as we continued making investments in new architectures and product offerings. In January 2014, the Board of Directors declared a cash dividend of $0.225 per common share to be paid in Q1 2014.
Looking ahead to 2014, we expect revenue and gross margin to remain flat. We believe our product offerings and architectures will enable innovation and allow for future growth in the PC market through all-in-ones, 2 in 1s, convertibles and detachables. The launch of new low-power, high-performance products will continue to expand our footprint in tablets and our Internet of Things business. We also continue to make progress with the industry’s first 14nm manufacturing process and our second generation 3-D transistors (code-named “Broadwell”). Our second generation 3-D transistors will begin production in Q1 2014 and is expected to launch in the second half of 2014. As we continue to align resources to focus on tablets, low-power SoCs, and the data center, we will also streamline our overall investment position in order to hold spending flat for the year.
Our Business Outlook for Q1 2014 and full-year 2014 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-K. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-K.
The statements in the Business Outlook and forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times. The forward-looking statements in the Business Outlook will be effective through the close of business on March 14, 2014, unless updated earlier. From the close of business on March 14, 2014, until our quarterly earnings release is published, currently scheduled for April 15, 2014, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on January 16, 2014, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

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
Non-Marketable Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.3 billion as of December 28, 2013 ($2.2 billion as of December 29, 2012).
Our non-marketable equity investments are recorded using the cost method or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified within other long-term assets on the consolidated balance sheets.
Non-marketable equity investments are inherently risky, and their success depends on product development, market acceptance, operational efficiency, and other key business factors. The companies could fail or not be able to raise additional funds when needed, or they may receive lower valuations with less favorable investment terms than previous financings. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see “Risk Factors” in Part I, Item 1A of this Form 10-K.
We determine the fair value of our non-marketable equity investments portfolio quarterly for disclosure purposes; however, the investments are recorded at fair value only if an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenue, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees' revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structures, the terms of the investees’ issued interests, and the lack of marketability of the investments.

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
If the fair value of an investment is below our carrying value, we determine whether the investment is other-than-temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other-than-temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $112 million in 2013 ($104 million in 2012 and $63 million in 2011).
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
Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Based on our analysis, impairments and accelerated depreciation of our property, plant, and equipment was $172 million in 2013 ($73 million in 2012 and $100 million in 2011).
Goodwill
Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. Goodwill is allocated to our reporting units based on relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in “Note 27: Operating Segments and Geographic Information” in Part II, Item 8 of this Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. If we determine during the second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses a weighting of the income method and the market method to estimate a reporting unit’s fair value. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed market segment growth rates and our assumed market segment share; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources. These estimates are developed as part of our routine long-range planning process. The same estimates are also used in planning for our long-term manufacturing and assembly and test capacity needs as part of our capital budgeting process, and for long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method is based on financial multiples of comparable companies and applies a control premium. A reporting unit’s carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt.
For the annual impairment assessment in 2013, we determined that for each of our reporting units with significant amounts of goodwill, it was more likely than not that the fair value of the reporting units exceeded the carrying value. As a result, we concluded that performing the first step of the goodwill impairment test was not necessary for those reporting units. During the fourth quarter of each of the prior three fiscal years, we have completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.
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
The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. Based on our impairment assessment, we recognized impairment charges of $17 million in 2013 ($21 million in 2012 and $10 million in 2011).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated balance sheets. However, should a change occur in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery is not more likely than not. Recovery of a portion of our deferred tax assets is impacted by management’s plans with respect to holding or disposing of certain investments; therefore, changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
We have not recognized U.S. deferred income taxes on certain undistributed non-U.S. earnings because we plan to indefinitely reinvest such earnings outside the U.S. Remittances of non-U.S. earnings are based on estimates and judgments of projected cash flow needs as well as the working capital and investment requirements of our non-U.S. and U.S. operations. Material changes in our estimates of cash, working capital, and investment needs in the various jurisdictions could require repatriation of indefinitely reinvested non-U.S. earnings, which would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Inventory
Intel has a product development lifecycle that corresponds with substantive engineering milestones. These engineering milestones are regularly and consistently applied in assessing the point at which our activities, and associated costs, change in nature from R&D to cost of sales. In order for a product to be manufactured in high volumes and sold to our customers under our standard warranty, it must meet our rigorous technical quality specifications. This milestone is known as product release qualification (PRQ). We have identified PRQ as the point at which the costs incurred to manufacture our products are included in the valuation of inventory.
To determine which costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical loadings compared to total available capacity. If the factory loadings are below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory; therefore, it would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Excess capacity charges were $319 million in 2013 ($540 million in 2012 and $46 million in 2011).
Inventory is valued at the lower of cost or market based upon assumptions about future demand and market conditions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of our customer base, the stage of the product life cycle of our products, consumer confidence, customer acceptance of our products, and an assessment of selling price in relation to product cost. If the estimated market value of the inventory is less than the carrying value, we write down the inventory and record the difference as a charge to cost of sales.
The valuation of inventory also requires us to estimate obsolete and excess inventory as well as inventory that is not of saleable quality. The demand forecast is utilized in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loss Contingencies
We are subject to various legal and administrative proceedings and asserted and potential claims, as well as accruals related to repair or replacement of parts in connection with product errata and product warranties that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a material loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. With respect to estimating the losses associated with repairing and replacing parts in connection with product errata, we make judgments with respect to the return rates to our customers, our customers' return rates, and the costs to repair or replace parts. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.
Accounting Changes
For a description of accounting changes, see “Note 3: Accounting Changes” in Part II, Item 8 of this Form 10-K.

Results of Operations
Certain consolidated statements of income data as a percentage of net revenue for each period were as follows:

	2013		2012		2011
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$52,708	100.0%	$53,341	100.0%	$53,999	100.0%
Cost of sales	21,187	40.2%	20,190	37.9%	20,242	37.5%
Gross margin	31,521	59.8%	33,151	62.1%	33,757	62.5%
Research and development	10,611	20.1%	10,148	19.0%	8,350	15.4%
Marketing, general and administrative	8,088	15.3%	8,057	15.1%	7,670	14.2%
Restructuring and asset impairment charges	240	0.5%	—	—%	—	—%
Amortization of acquisition-related intangibles	291	0.6%	308	0.6%	260	0.5%
Operating income	12,291	23.3%	14,638	27.4%	17,477	32.4%
Gains (losses) on equity investments, net	471	0.9%	141	0.3%	112	0.2%
Interest and other, net	(151)	(0.3)%	94	0.2%	192	0.3%
Income before taxes	12,611	23.9%	14,873	27.9%	17,781	32.9%
Provision for taxes	2,991	5.7%	3,868	7.3%	4,839	8.9%
Net income	$9,620	18.3%	$11,005	20.6%	$12,942	24.0%
Diluted earnings per common share	$1.89		$2.13		$2.39
Our net revenue for 2013 decreased by $633 million, or 1%, compared to 2012. The PCCG and DCG platform unit sales decreased by 3%. Additionally, lower netbook platform and feature and entry phone component unit sales contributed to the decrease. These decreases were partially offset by higher PCCG and DCG platform average selling prices, which were up 2%, as well as higher ISG platform average selling prices.
Our overall gross margin dollars for 2013 decreased by $1.6 billion, or 5%, compared to 2012. The decrease was due in large part to $1.8 billion of higher factory start-up costs primarily for our next-generation 14nm process technology. To a lesser extent, lower overall revenue from our Other IA operating segments, primarily in our phone and mobile component businesses and netbook group, as well as lower PCCG and DCG platform revenue contributed to the decrease. These decreases were partially offset by higher ISG platform revenue, approximately $325 million of lower PCCG and DCG platform unit costs, and $221 million of lower excess capacity charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our overall gross margin percentage decreased to 59.8% in 2013 from 62.1% in 2012. The decrease in the gross margin percentage was primarily due to the gross margin percentage decrease in PCCG. We derived most of our overall gross margin dollars in 2013 and 2012 from the sale of platforms in the PCCG and DCG operating segments.
Our net revenue for 2012, which included 52 weeks, decreased by $658 million, or 1%, compared to 2011, which included 53 weeks. The PCCG and DCG platform unit sales decreased 1% while average selling prices were unchanged. Additionally, lower netbook platform unit sales and Multi-Comm average selling prices, primarily discrete modems, contributed to the decrease. These decreases were partially offset by our McAfee operating segment, which we acquired in the Q1 2011. McAfee contributed $469 million of additional revenue in 2012 compared to 2011.
Our overall gross margin dollars for 2012 decreased by $606 million, or 2%, compared to 2011. The decrease was due in large part to $494 million of excess capacity charges, as well as lower revenue from the PCCG and DCG platform. To a lesser extent, approximately $390 million of higher unit costs on the PCCG and DCG platform as well as lower netbook and Multi-Comm revenue contributed to the decrease. The decrease was partially offset by $643 million of lower factory start-up costs as we transition from our 22nm process technology to R&D of our next-generation 14nm process technology, as well as $422 million of charges recorded in 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family. The decrease was also partially offset by the two additional months of results from our acquisition of McAfee, which occurred on February 28, 2011, contributing approximately $334 million of additional gross margin dollars in 2012 compared to 2011. The amortization of acquisition-related intangibles resulted in a $557 million reduction to our overall gross margin dollars in 2012, compared to $482 million in 2011, primarily due to acquisitions completed in Q1 2011.
Our overall gross margin percentage in 2012 was flat from 2011 as higher excess capacity charges and higher unit costs on the PCCG and DCG platform were offset by lower factory start-up costs and no impact in 2012 for a design issue related to our Intel 6 Series Express Chipset family. We derived a substantial majority of our overall gross margin dollars in 2012 and 2011 from the sale of platforms in the PCCG and DCG operating segments.
PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	2013	2012	2011
Net revenue	$33,039	$34,504	$35,624
Operating income	$11,827	$13,106	$14,840
Net revenue for the PCCG operating segment decreased by $1.5 billion, or 4%, in 2013 compared to 2012. PCCG platform unit sales were down 3% primarily on softness in traditional PC demand during the first nine months of the year. The decrease in revenue was driven by lower notebook and desktop platform unit sales which were down 4% and 2%, respectively. PCCG platform average selling prices were flat, with 6% higher desktop platform average selling prices offset by 4% lower notebook platform average selling prices.
Operating income decreased by $1.3 billion, or 10%, in 2013 compared to 2012, which was driven by $1.5 billion of lower gross margin, partially offset by $200 million of lower operating expenses. The decrease in gross margin was driven by $1.5 billion of higher factory start-up costs primarily on our next-generation 14nm process technology as well as lower PCCG platform revenue. These decreases were partially offset by approximately $520 million of lower PCCG platform unit costs, $260 million of lower excess capacity charges, and higher sell-through of previously non-qualified units.
Net revenue for the PCCG operating segment decreased by $1.1 billion, or 3%, in 2012 compared to 2011. PCCG revenue was negatively impacted by the growth of tablets as these devices compete with PCs for consumer sales. Platform average selling prices and unit sales decreased 2% and 1%, respectively. The decrease was driven by 6% lower notebook platform average selling prices and 5% lower desktop platform unit sales. These decreases were partially offset by a 4% increase in desktop platform average selling prices and a 2% increase in notebook platform unit sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income decreased by $1.7 billion, or 12%, in 2012 compared to 2011 driven by $644 million of lower gross margin and $1.1 billion of higher operating expenses. The decrease in gross margin was primarily due to lower platform revenue. Additionally, $457 million of higher excess capacity charges and approximately $350 million of higher platform unit costs contributed to the decrease. These decreases were partially offset by $785 million of lower factory start-up costs as we transition from manufacturing start-up costs related to our 22nm process technology to R&D of our next-generation 14nm process technology. Additionally, the first half of 2011 included $422 million of charges recorded to repair and replace materials and systems impacted by the design issue related to our Intel 6 Series Express Chipset family.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	2013	2012	2011
Net revenue	$11,238	$10,511	$9,911
Operating income	$5,164	$5,020	$5,053
Net revenue for the DCG operating segment increased by $727 million, or 7%, in 2013 compared to 2012. DCG platform average selling prices and unit sales were up 4% and 3%, respectively. Our platform unit sales continued to benefit from growth in the Internet cloud computing and high performance computing market segments.
Operating income increased $144 million, or 3%, in 2013 compared to 2012 with $148 million of higher gross margin offset by higher operating expenses. Gross margin was positively impacted by higher platform revenue, partially offset by $274 million of higher factory start-up costs for our next-generation 14nm process technology, and approximately $190 million of higher DCG platform unit costs.
Net revenue for the DCG operating segment increased by $600 million, or 6%, in 2012 compared to 2011. The increase in revenue was due to 6% higher platform average selling prices, slightly offset by 1% lower platform unit sales. Our platform average selling prices benefited from significant growth in the Internet cloud computing and high performance computing market segments. This was offset by weakness in the enterprise server market segment.
Operating income decreased by $33 million in 2012 compared to 2011 as $356 million of higher gross margin was more than offset by $389 million of higher operating expenses. The increase in gross margin was primarily due to higher platform revenue.
Other Intel Architecture Operating Segments
The revenue and operating income (loss) for the other Intel architecture operating segments, including ISG, Multi-Comm, the Tablet Group, the Phone Group, the Service Provider Group, the Netbook Group, and the New Devices Group for each period were as follows:

(In Millions)	2013	2012	2011
Net revenue	$4,092	$4,378	$5,005
Operating income (loss)	$(2,445)	$(1,377)	$(577)
Net revenue for the Other IA operating segments decreased by $286 million, or 7%, in 2013 compared to 2012. The decrease was primarily due to lower netbook platform, feature and entry phone components, and Multi-Comm unit sales. To a lesser extent, lower Multi-Comm average selling prices contributed to the decrease. These decreases were partially offset by higher ISG revenue on increased platform average selling prices.
Operating results for the Other IA operating segments decreased by $1.1 billion in 2013 compared to 2012. The decline in operating results was primarily due to approximately $590 million of higher operating expenses in the Other IA operating segments on R&D investments in our smartphone and tablet products as well as higher cost of sales as we ramp our tablet business. Additionally, lower netbook platform and Multi-Comm revenue contributed to the decrease. These decreases were partially offset by higher ISG revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net revenue for the Other IA operating segments decreased by $627 million, or 13%, in 2012 compared to 2011. The decrease was primarily due to lower netbook platform unit sales and lower Multi-Comm average selling prices. To a lesser extent, lower netbook platform average selling prices contributed to the decrease. These decreases were partially offset by higher ISG platform average selling prices.
Operating results for the Other IA operating segments decreased by $800 million from an operating loss of $577 million in 2011 to an operating loss of $1.4 billion in 2012. The decline in operating results was primarily due to lower netbook revenue and higher operating expenses in the Other IA operating segments. To a lesser extent, lower Multi-Comm revenue contributed to the decrease.
Software and Services Operating Segments
The revenue and operating income (loss) for the SSG operating segments, including McAfee, the Wind River Software Group, and the Software and Services Group, for each period were as follows:

(In Millions)	2013	2012	2011
Net revenue	$2,502	$2,381	$1,870
Operating income (loss)	$1	$(11)	$(32)
Net revenue for the SSG operating segments increased by $121 million in 2013 compared to 2012. The increase was primarily driven by higher McAfee revenue.
The operating results for the SSG operating segments increased by $12 million in 2013 compared to 2012. The increase was primarily driven by higher McAfee revenue, partially offset by higher McAfee operating expenses.
Net revenue for the SSG operating segments increased by $511 million in 2012 compared to 2011. The increase was primarily due to two months of incremental revenue from McAfee of $469 million. McAfee was acquired on February 28, 2011.
The operating results for the SSG operating segments increased by $21 million in 2012 compared to 2011. The increase was primarily due to higher McAfee revenue, partially offset by higher McAfee operating expenses.
Operating Expenses
Operating expenses for each period were as follows:

(Dollars In Millions)	2013	2012	2011
Research and development (R&D)	$10,611	$10,148	$8,350
Marketing, general and administrative (MG&A)	$8,088	$8,057	$7,670
R&D and MG&A as percentage of net revenue	35%	34%	30%
Restructuring and asset impairment charges	$240	$—	$—
Amortization of acquisition-related intangibles	$291	$308	$260
Research and Development. R&D spending increased by $463 million, or 5%, in 2013 compared to 2012. The increase was driven by higher investments in our products, primarily smartphones and tablets, as well higher compensation expenses due to annual salary increases. This increase was partially offset by lower process development costs as we transitioned from R&D to manufacturing for our 14nm process technology.
R&D spending increased by $1.8 billion, or 22%, in 2012 compared to 2011. The increase was driven by investments in our products for smartphones, tablets, Ultrabook devices, and data centers. Additionally, R&D spending increased due to higher process development costs for our 14nm process technology, higher compensation expenses mainly due to annual salary increases, additional expenses for acquisitions made in Q1 2011, and higher costs related to the development of 450mm wafer technology.
Marketing, General and Administrative. MG&A expenses increased by $31 million in 2013 compared to 2012, and increased by $387 million, or 5%, in 2012 compared to 2011. The increase in 2012 compared to 2011 was primarily due to two additional months of McAfee expenses in 2012 and higher compensation expenses, due to annual salary increases as well as an increase in the number of employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Asset Impairment Charges. In response to the current business environment, during 2013, management approved several restructuring actions including targeted workforce reductions as well as exit of certain businesses and facilities. These actions include the wind down of our 200mm wafer fabrication facility in Massachusetts, which we expect to cease production by the end of 2014. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the changing market.
Restructuring and asset impairment charges for each period were as follows:

(In Millions)	2013	2012	2011
Employee severance and benefit arrangements	$201	$—	$—
Asset impairments	39	—	—
Total restructuring and asset impairment charges	$240	$—	$—
The restructuring and asset impairment activity for 2013 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 29, 2012	$—	$—	$—
Additional accruals	195	39	234
Adjustments	6	—	6
Cash payments	(18)	—	(18)
Non-cash settlements	—	(39)	(39)
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated statements of income within the “all other” operating segment. The charges incurred during 2013 include $201 million related to employee severance and benefit arrangements, which impacted approximately 3,900 employees. The accrued restructuring balance as of December 28, 2013, relates to employee severance and benefits which are expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits in the consolidated balance sheets.
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $400 million, which will be realized within R&D, cost of sales, and MG&A. We began to realize these savings in Q4 2013 and expect to fully realize these savings by Q1 2015.
We may incur additional charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities, as we continue to align our resources to meet the needs of the business.
Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles decreased by $17 million, or 6%, in 2013 compared to 2012 and increased by $48 million, or 18%, in 2012 compared to 2011. The increase in 2012 compared to 2011 was primarily due to the full year of amortization of intangibles in 2012 related to the acquisitions of McAfee and the WLS business of Infineon, both completed in Q1 2011. For further information, see “Note 8: Acquisitions” and “Note 11: Identified Intangible Assets” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation
Share-based compensation totaled $1.1 billion in 2013 ($1.1 billion in 2012 and $1.1 billion in 2011). Share-based compensation was included in cost of sales and operating expenses.
As of December 28, 2013, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

(Dollars in Millions)	Unrecognized Share-Based Compensation Costs	Weighted Average Period
Stock options	$75	1.1 years
Restricted stock units	$1,625	1.2 years
As of December 28, 2013, there was $13 million in unrecognized share-based compensation costs related to the rights to acquire common stock under our stock purchase plan. We expect to recognize those costs over a period of approximately one and a half months.
Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	2013	2012	2011
Gains (losses) on equity investments, net	$471	$141	$112
Interest and other, net	$(151)	$94	$192
We recognized higher net gains on equity investments in 2013 compared to 2012 due to higher gains on sales of equity investments, partially offset by lower gains on third-party merger transactions. Net gains on equity investments were higher in 2012 compared to 2011 due to lower equity method losses and higher gains on third-party merger transactions, partially offset by lower gains on sales of equity investments.
Net gains on equity investments for 2013 included gains of $439 million on the sales of our interest in Clearwire Communications, LLC (Clearwire LLC) and our shares in Clearwire Corporation in Q3 2013. For further information on these transactions, see "Note 5: Cash and Investments" in Part II, Item 8 of this Form 10-K. Net gains on equity investments for 2011 included a gain of $150 million on the sale of shares in VMware, Inc. Our share of equity method investee losses recognized in 2011 was primarily related to Clearwire LLC ($145 million) and these losses reduced our carrying value in Clearwire LLC to zero.
We recognized an interest and other net loss in 2013 compared to a net gain in 2012. We recognized a net loss in 2013 due to an increase in interest expense related to the issuance of our $6.2 billion aggregate principal amount of senior unsecured notes in Q4 2012. Additionally, in Q2 2012 we received proceeds from an insurance claim related to the floods in Thailand.
Interest and other, net decreased in 2012 compared to 2011, primarily due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC (Care Innovations) joint venture in Q1 2011 and higher interest expense in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	2013	2012	2011
Income before taxes	$12,611	$14,873	$17,781
Provision for taxes	$2,991	$3,868	$4,839
Effective tax rate	23.7%	26.0%	27.2%
The U.S. R&D tax credit was reenacted in January 2013 retroactive to the beginning of 2012. The majority of the decrease in our effective tax rate was driven by the recognition of the 2012 U.S R&D tax credit in Q1 2013. The effective tax rate was also positively impacted by the recognition of the 2013 impact of the U.S. R&D tax credit, partially offset by a lower percentage of our profits generated in lower tax jurisdictions in 2013 compared to 2012.
We generated a higher percentage of our profits from lower tax jurisdictions in 2012 compared to 2011, positively impacting our effective tax rate for 2012. This impact was partially offset by the U.S. R&D tax credit that was not reinstated during 2012.
Liquidity and Capital Resources

(Dollars in Millions)	Dec 28, 2013	Dec 29, 2012
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$20,087	$18,162
Other long-term investments, and reverse repurchase agreements with original maturities greater than approximately three months	$1,873	$543
Short-term and long-term debt	$13,446	$13,448
Debt as percentage of stockholders’ equity	23.1%	26.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sources and Uses of Cash
(In Millions)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In summary, our cash flows for each period were as follows:

(In Millions)	2013	2012	2011
Net cash provided by operating activities	$20,776	$18,884	$20,963
Net cash used for investing activities	(18,073)	(14,060)	(10,301)
Net cash used for financing activities	(5,498)	(1,408)	(11,100)
Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(3)	5
Net increase (decrease) in cash and cash equivalents	$(2,804)	$3,413	$(433)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
For 2013 compared to 2012, the $1.9 billion increase in cash provided by operating activities was due to changes in working capital, partially offset by lower net income in 2013. Income taxes paid, net of refunds, in 2013 compared to 2012 were $1.1 billion lower due to lower income before taxes in 2013 and 2012 income tax overpayments.
Changes in assets and liabilities as of December 28, 2013, compared to December 29, 2012, included lower income taxes payable and receivable resulting from a reduction in taxes due in 2013, and lower inventories due to the sell-through of older-generation products, partially offset by the ramp of 4th generation Intel Core Processor family products.
For 2013, our three largest customers accounted for 44% of our net revenue (43% in 2012 and 2011), with Hewlett-Packard Company accounting for 17% of our net revenue (18% in 2012 and 19% in 2011), Dell accounting for 15% of our net revenue (14% in 2012 and 15% in 2011), and Lenovo accounting for 12% of our net revenue (11% in 2012 and 9% in 2011). These three customers accounted for 34% of our accounts receivable as of December 28, 2013 (33% as of December 29, 2012).
For 2012 compared to 2011, the $2.1 billion decrease in cash provided by operating activities was due to lower net income and changes in our working capital, partially offset by adjustments for non-cash items. The adjustments for noncash items were higher due primarily to higher depreciation in 2012 compared to 2011, partially offset by increases in non-acquisition-related deferred tax liabilities as of December 31, 2011.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as cash used for acquisitions.
The increase in cash used for investing activities in 2013 compared to 2012 was primarily due to an increase in purchases of available-for-sale investments and a decrease in maturities and sales of trading assets, partially offset by an increase in maturities and sales of available-for-sale investments and a decrease in purchases of licensed technology and patents. Our capital expenditures were $10.7 billion in 2013 ($11.0 billion in 2012 and $10.8 billion in 2011).
Cash used for investing activities increased in 2012 compared to 2011 primarily due to net purchases of available-for-sale investments and trading assets in 2012, as compared to net maturities and sales of available-for-sale investments and trading assets in 2011, partially offset by a decrease in cash paid for acquisitions. Net purchases of available-for-sale investments in 2012 included our purchase of $3.2 billion of equity securities in ASML in Q3 2012.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of shares through employee equity incentive plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in cash used for financing activities in 2013 compared to 2012 was primarily due to the issuance of long-term debt in 2012 and fewer repurchases of common stock under our authorized common stock repurchase program in 2013. We have an ongoing authorization, originally approved by our Board of Directors in October 2005, and subsequently amended, to repurchase up to $45 billion in shares of our common stock in the open market or negotiated transactions. During 2013, we repurchased $2.1 billion of common stock under our authorized common stock repurchase program compared to $4.8 billion in 2012. As of December 28, 2013, $3.2 billion remained available for repurchase under the existing repurchase authorization limit. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of shares through employee equity incentive plans totaled $1.6 billion in 2013 compared to $2.1 billion in 2012. Our total dividend payments were $4.5 billion in 2013 compared to $4.4 billion in 2012. We have paid a cash dividend in each of the past 85 quarters. In January 2014, our Board of Directors declared a cash dividend of $0.225 per common share for Q1 2014. The dividend is payable on March 1, 2014 to stockholders of record on February 7, 2014.
The decrease in cash used for financing activities in 2012 compared to 2011, was primarily due to fewer repurchases of common stock under our authorized common stock repurchase program and, to a lesser extent, the issuance of a higher amount of long-term debt in 2012 compared to 2011.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of December 28, 2013, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $20.1 billion ($18.2 billion as of December 29, 2012). In addition to the $20.1 billion, we have $1.9 billion in other long-term investments, and reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2013 were $300 million, although no commercial paper remained outstanding as of December 28, 2013. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 28, 2013. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. In 2012, we utilized this shelf registration statement and issued $6.2 billion aggregate principal amount of senior unsecured notes. The proceeds from the sale of these notes were used for general corporate purposes and to repurchase shares of our common stock pursuant to our authorized common stock repurchase program. For further information on the terms of the notes, see “Note 16: Borrowings” in Part II, Item 8 of this Form 10-K.
As of December 28, 2013, $11.3 billion of our cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets was held by our non-U.S. subsidiaries. Of the $11.3 billion held by our non-U.S. subsidiaries, approximately $2.1 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of December 28, 2013. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Marketable Debt Instruments
As of December 28, 2013, our assets measured and recorded at fair value on a recurring basis included $20.3 billion of marketable debt instruments. Of these instruments, $7.2 billion was classified as Level 1, $13.0 billion as Level 2, and $59 million as Level 3.
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $13.0 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 60% was classified as Level 2 due to the use of a discounted cash flow model, and approximately 40% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of December 28, 2013, our assets measured and recorded at fair value on a recurring basis included $805 million of loans receivable and $400 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of December 28, 2013, our assets measured and recorded at fair value on a recurring basis included $6.2 billion of marketable equity securities. All of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 28, 2013:

	Payments Due by Period
(In Millions)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$870	$208	$298	$166	$198
Capital purchase obligations[1]	5,503	5,375	125	—	3
Other purchase obligations and commitments[2]	1,859	772	744	307	36
Long-term debt obligations[3]	22,372	429	2,360	3,761	15,822
Other long-term liabilities[4,5]	1,496	569	663	144	120
Total[6]	$32,100	$7,353	$4,190	$4,378	$16,179

[1]
Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheets as of December 28, 2013, as we had not yet received the related goods or taken title to the property.

[2]
Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. Funding obligations include agreements to fund various projects with other companies.

[3]
Amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheets. Any future settlement of convertible debt would impact our cash payments.

[4]
We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $188 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable, recorded on our consolidated balance sheets, included these uncertain tax positions, reduced by the associated federal deduction for state taxes and U.S. tax credits arising from non-U.S. income taxes.

[5]
Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities. Expected required contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $62 million to be made during 2014 are also included; however, funding projections beyond 2014 are not practicable to estimate.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the preceding table. These obligations include milestone-based co-marketing agreements, contingent funding/payment obligations, and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. During 2012, we entered into a series of agreements with ASML intended to accelerate the development of 450mm wafer technology and EUV lithography. Intel agreed to provide R&D funding totaling €829 million over five years and committed to advance purchase orders for a specified number of tools from ASML. Our remaining obligation, contingent upon ASML achieving certain milestones, is approximately €738 million, or $1.0 billion, as of December 28, 2013. As our obligation is contingent upon ASML achieving certain milestones, we have not included this obligation in the preceding table.
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
The expected timing of payments of the obligations in the preceding table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.
Off-Balance-Sheet Arrangements
As of December 28, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in non-U.S. currency exchange rates, interest rates, and equity prices. All of the potential changes presented below are based on sensitivity analyses performed on our financial positions as of December 28, 2013, and December 29, 2012. Actual results may differ materially.
Currency Exchange Rates
In general, we economically hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments and loans receivable with currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments are generally offset by corresponding losses and gains on the related hedging instruments.
Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the euro, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts in these hedging programs. These programs reduce, but do not eliminate, the impact of currency exchange movements. For further information, see “Risk Factors” in Part I, Item 1A of this Form 10-K. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account balance sheet hedges only and offsetting recorded monetary asset and liability positions, would have resulted in an adverse impact on income before taxes of less than $40 million as of December 28, 2013 (less than $80 million as of December 29, 2012).
Interest Rates
We generally hedge interest rate risks of fixed-rate debt instruments with interest rate swaps. Gains and losses on these investments are generally offset by corresponding losses and gains on the related hedging instruments.
We are exposed to interest rate risk related to our investment portfolio and indebtedness. Our indebtedness includes our debt issuances and the liability associated with a long-term patent cross-license agreement with NVIDIA Corporation. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields, which generally track the U.S. dollar three-month LIBOR. A hypothetical decrease in interest rates of up to 1.0% would have resulted in an increase in the fair value of our indebtedness of approximately $1.1 billion as of December 28, 2013 (an increase of approximately $1.5 billion as of December 29, 2012). A hypothetical decrease in benchmark interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of approximately $10 million as of December 28, 2013 (an increase of approximately $10 million as of December 29, 2012). The fluctuations in fair value of our investment portfolio and indebtedness reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see “Note 4: Fair Value” in Part II, Item 8 of this Form 10-K.
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
We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the losses and gains on the related liabilities.

As of December 28, 2013, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.3 billion ($4.4 billion as of December 29, 2012). Our marketable equity investment in ASML was carried at a total fair market value of $5.9 billion, or 94% of our marketable equity portfolio, as of December 28, 2013. Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 25% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.6 billion, based on the value as of December 28, 2013 (a decrease in value of approximately $1.6 billion, based on the value as of December 29, 2012 using an assumed loss of 35%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.3 billion as of December 28, 2013 ($1.2 billion as of December 29, 2012). The carrying amount of our non-marketable equity method investments was $1.0 billion as of December 28, 2013 ($1.0 billion as of December 29, 2012). The majority of our non-marketable equity method investments balance as of December 28, 2013, was concentrated in our IMFT investment of $646 million ($642 million as of December 29, 2012).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 28, 2013 (In Millions, Except Per Share Amounts)	2013	2012	2011
Net revenue	$52,708	$53,341	$53,999
Cost of sales	21,187	20,190	20,242
Gross margin	31,521	33,151	33,757
Research and development	10,611	10,148	8,350
Marketing, general and administrative	8,088	8,057	7,670
Restructuring and asset impairment charges	240	—	—
Amortization of acquisition-related intangibles	291	308	260
Operating expenses	19,230	18,513	16,280
Operating income	12,291	14,638	17,477
Gains (losses) on equity investments, net	471	141	112
Interest and other, net	(151)	94	192
Income before taxes	12,611	14,873	17,781
Provision for taxes	2,991	3,868	4,839
Net income	$9,620	$11,005	$12,942
Basic earnings per common share	$1.94	$2.20	$2.46
Diluted earnings per common share	$1.89	$2.13	$2.39
Weighted average common shares outstanding:
Basic	4,970	4,996	5,256
Diluted	5,097	5,160	5,411
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Years Ended December 28, 2013 (In Millions)	2013	2012	2011
Net income	$9,620	$11,005	$12,942
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	1,181	470	(170)
Change in net deferred tax asset valuation allowance	(26)	(11)	(99)
Change in net unrealized holding gains (losses) on derivatives	(89)	85	(119)
Change in net prior service costs	18	—	4
Change in actuarial valuation	520	(172)	(588)
Change in net foreign currency translation adjustment	38	10	(142)
Other comprehensive income (loss)	1,642	382	(1,114)
Total comprehensive income	$11,262	$11,387	$11,828
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 28, 2013, and December 29, 2012 (In Millions, Except Par Value)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,674	$8,478
Short-term investments	5,972	3,999
Trading assets	8,441	5,685
Accounts receivable, net of allowance for doubtful accounts of $38 ($38 in 2012)	3,582	3,833
Inventories	4,172	4,734
Deferred tax assets	2,594	2,117
Other current assets	1,649	2,512
Total current assets	32,084	31,358
Property, plant and equipment, net	31,428	27,983
Marketable equity securities	6,221	4,424
Other long-term investments	1,473	493
Goodwill	10,513	9,710
Identified intangible assets, net	5,150	6,235
Other long-term assets	5,489	4,148
Total assets	$92,358	$84,351
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$281	$312
Accounts payable	2,969	3,023
Accrued compensation and benefits	3,123	2,972
Accrued advertising	1,021	1,015
Deferred income	2,096	1,932
Other accrued liabilities	4,078	3,644
Total current liabilities	13,568	12,898
Long-term debt	13,165	13,136
Long-term deferred tax liabilities	4,397	3,412
Other long-term liabilities	2,972	3,702
Commitments and contingencies (Notes 18 and 26)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 4,967 issued and outstanding (4,944 issued and outstanding in 2012) and capital in excess of par value	21,536	19,464
Accumulated other comprehensive income (loss)	1,243	(399)
Retained earnings	35,477	32,138
Total stockholders’ equity	58,256	51,203
Total liabilities and stockholders’ equity	$92,358	$84,351
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 28, 2013 (In Millions)	2013	2012	2011
Cash and cash equivalents, beginning of year	$8,478	$5,065	$5,498
Cash flows provided by (used for) operating activities:
Net income	9,620	11,005	12,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,790	6,357	5,141
Share-based compensation	1,118	1,102	1,053
Restructuring and asset impairment charges	240	—	—
Excess tax benefit from share-based payment arrangements	(49)	(142)	(37)
Amortization of intangibles	1,242	1,165	923
(Gains) losses on equity investments, net	(425)	(141)	(112)
(Gains) losses on divestitures	—	—	(164)
Deferred taxes	(900)	(242)	790
Changes in assets and liabilities:
Accounts receivable	271	(176)	(678)
Inventories	563	(626)	(243)
Accounts payable	267	67	596
Accrued compensation and benefits	155	192	(95)
Income taxes payable and receivable	1,019	229	660
Other assets and liabilities	865	94	187
Total adjustments	11,156	7,879	8,021
Net cash provided by operating activities	20,776	18,884	20,963
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(10,711)	(11,027)	(10,764)
Acquisitions, net of cash acquired	(925)	(638)	(8,721)
Purchases of available-for-sale investments	(12,493)	(8,694)	(11,230)
Sales of available-for-sale investments	934	2,282	9,076
Maturities of available-for-sale investments	8,336	5,369	11,029
Purchases of trading assets	(16,718)	(16,892)	(11,314)
Maturities and sales of trading assets	13,677	15,786	11,771
Collection of loans receivable	132	149	134
Origination of loans receivable	(200)	(216)	(206)
Investments in non-marketable equity investments	(440)	(475)	(693)
Proceeds from the sale of IM Flash Singapore, LLP assets and certain IM Flash Technologies, LLC assets	—	605	—
Return of equity method investments	45	137	263
Purchases of licensed technology and patents	(36)	(815)	(66)
Proceeds from divestitures	—	—	50
Other investing	326	369	370
Net cash used for investing activities	(18,073)	(14,060)	(10,301)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(31)	65	209
Proceeds from government grants	129	63	124
Excess tax benefit from share-based payment arrangements	49	142	37
Issuance of long-term debt, net of issuance costs	—	6,124	4,962
Repayment of debt	—	(125)	—
Proceeds from sales of shares through employee equity incentive plans	1,588	2,111	2,045
Repurchase of common stock	(2,440)	(5,110)	(14,340)
Payment of dividends to stockholders	(4,479)	(4,350)	(4,127)
Other financing	(314)	(328)	(10)
Net cash used for financing activities	(5,498)	(1,408)	(11,100)
Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(3)	5
Net increase (decrease) in cash and cash equivalents	(2,804)	3,413	(433)
Cash and cash equivalents, end of year	$5,674	$8,478	$5,065
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$204	$71	$—
Income taxes, net of refunds	$2,874	$3,930	$3,338
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Three Years Ended December 28, 2013 (In Millions, Except Per Share Amounts)	Number of Shares	Amount
Balance as of December 25, 2010	5,511	$16,178	$333	$32,919	$49,430
Components of comprehensive income, net of tax:
Net income	—	—	—	12,942	12,942
Other comprehensive income (loss)	—	—	(1,114)	—	(1,114)
Total comprehensive income					11,828
Proceeds from sales of shares through employee equity incentive plans, net tax deficiency, and other	142	2,019	—	—	2,019
Assumption of equity awards in connection with acquisitions	—	48	—	—	48
Share-based compensation	—	1,053	—	—	1,053
Repurchase of common stock	(653)	(2,262)	—	(12,078)	(14,340)
Cash dividends declared ($0.7824 per common share)	—	—	—	(4,127)	(4,127)
Balance as of December 31, 2011	5,000	17,036	(781)	29,656	45,911
Components of comprehensive income, net of tax:
Net income	—	—	—	11,005	11,005
Other comprehensive income (loss)	—	—	382	—	382
Total comprehensive income					11,387
Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	148	2,257	—	—	2,257
Share-based compensation	—	1,108	—	—	1,108
Repurchase of common stock	(204)	(937)	—	(4,173)	(5,110)
Cash dividends declared ($0.87 per common share)	—	—	—	(4,350)	(4,350)
Balance as of December 29, 2012	4,944	19,464	(399)	32,138	51,203
Components of comprehensive income, net of tax:
Net income	—	—	—	9,620	9,620
Other comprehensive income (loss)	—	—	1,642	—	1,642
Total comprehensive income					11,262
Proceeds from sales of shares through employee equity incentive plans, net tax deficiency, and other	130	1,593	—	—	1,593
Share-based compensation	—	1,117	—	—	1,117
Repurchase of common stock	(107)	(638)	—	(1,802)	(2,440)
Cash dividends declared ($0.90 per common share)	—	—	—	(4,479)	(4,479)
Balance as of December 28, 2013	4,967	$21,536	$1,243	$35,477	$58,256
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2013 and 2012 were 52-week years. Fiscal year 2011 was a 53-week year. The next 53-week year will end on December 31, 2016. Our consolidated financial statements include the accounts of Intel Corporation and our subsidiaries. We have eliminated intercompany accounts and transactions. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee.
In the first quarter of 2011, we completed the acquisition of McAfee, Inc. (McAfee). For further information, see “Note 8: Acquisitions.” Certain of the operations acquired from McAfee have a functional currency other than the U.S. dollar. As a result, we have recorded translation adjustments through accumulated other comprehensive income (loss) beginning in 2011.
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
For further discussion of fair value, see “Note 4: Fair Value” and “Note 17: Retirement Benefit Plans.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents
We consider all highly liquid debt investments with original maturities from the date of purchase of approximately three months or less as cash equivalents. Cash equivalents can include investments such as asset-backed securities, bank deposits, commercial paper, corporate bonds, government bonds, money market fund deposits, municipal bonds, and reverse repurchase agreements classified as cash equivalents. See "Note 4: Fair Value" for the instruments held as cash equivalents.
Trading Assets
Marketable debt instruments are generally designated as trading assets when a market risk is economically hedged at inception with a related derivative instrument, or when the marketable debt instrument itself is used to economically hedge foreign exchange rate risk from remeasurement. Investments designated as trading assets are reported at fair value. The gains or losses of these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, largely offset by losses or gains on the related derivative instruments and balance sheet remeasurement, are recorded in interest and other, net. We also designate certain floating-rate securitized financial instruments, primarily asset-backed securities, as trading assets.
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

•
Marketable equity securities when there is no plan to sell or hedge the investment at the time of original classification. We acquire these equity investments to promote business and strategic objectives. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate the equity market risks through hedging activities. We record the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on equity investments, net.

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
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate and interest rate risk, and, to a lesser extent, equity market risk, commodity price risk, and credit risk. Our derivative financial instruments are recorded at fair value and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities.
Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as a cash flow hedge. A designated hedge with exposure to variability in the functional currency equivalent of the future foreign currency cash flows of a forecasted transaction is one example of a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.

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

If a cash flow hedge is discontinued because it is probable that the original hedged transaction will not occur as previously anticipated, the cumulative unrealized gain or loss on the related derivative is reclassified from accumulated other comprehensive income (loss) into earnings. Subsequent gains or losses on the related derivative instrument are recognized in interest and other, net in each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Ineffective portions of cash flow hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings in interest and other, net. For further discussion of our derivative instruments and risk management programs, see “Note 6: Derivative Financial Instruments.”
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
We compute inventory cost on a first-in, first-out basis. Costs incurred to manufacture our products are included in the valuation of inventory beginning in the quarter in which a product meets the technical criteria to qualify for sale to customers. Prior to qualification for sale, costs that do not meet the criteria for research and development (R&D) are included in cost of sales in the period incurred. Inventories at the end of each period were as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012
Raw materials	$458	$478
Work in process	1,998	2,219
Finished goods	1,716	2,037
Total inventories	$4,172	$4,734
Property, Plant and Equipment
Property, plant and equipment, net at the end of each period were as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012
Land and buildings	$21,098	$18,807
Machinery and equipment	40,540	39,033
Construction in progress	11,778	8,206
Total property, plant and equipment, gross	73,416	66,046
Less: accumulated depreciation	(41,988)	(38,063)
Total property, plant and equipment, net	$31,428	$27,983
We compute depreciation for financial reporting purposes using the straight-line method. Substantially all of our depreciable property, plant and equipment assets are depreciated over the following estimated useful lives: machinery and equipment, 2 to 4 years; buildings, 10 to 25 years.
We capitalize a majority of interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and amortized over the estimated useful lives of the assets. We record capital-related government grants earned as a reduction to property, plant and equipment.
Goodwill
We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition, assigning the goodwill to our applicable reporting units based on the relative expected fair value provided by the acquisition. We perform a quarterly review of goodwill for indicators of impairment. During the fourth quarter of each year, we perform an impairment assessment for each reporting unit, and we perform impairment tests using a fair value approach when necessary. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. For further discussion of goodwill, see “Note 10: Goodwill.”
Identified Intangible Assets
Licensed technology and patents are generally amortized on a straight-line basis over the periods of benefit. We amortize all acquisition-related intangible assets that are subject to amortization over their estimated useful life based on economic benefit. Acquisition-related in-process R&D assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition; initially, these are classified as “other intangible assets” that are not subject to amortization. Assets related to projects that have been completed are transferred from “other intangible assets” to “acquisition-related developed technology;” these are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to R&D. In the quarter following the period in which identified intangible assets become fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated useful life ranges for substantially all identified intangible assets that are subject to amortization as of December 28, 2013, were as follows:

(In Years)	Estimated Useful Life
Acquisition-related developed technology	4	–	9
Acquisition-related customer relationships	5	–	8
Acquisition-related trade names	4	–	8
Licensed technology and patents	5	–	17
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
For further discussion of identified intangible assets, see “Note 11: Identified Intangible Assets.”
Product Warranty
The vast majority of our products are sold with a limited warranty on product quality and a limited indemnification for customers against intellectual property (IP) rights infringement claims related to our products. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing, the short time typically between product shipment and the detection and correction of product failures, and the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.
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
Advertising
Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative (MG&A) expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid over the fair value of the advertising benefit received as a reduction in revenue. Advertising costs, including direct marketing costs, recorded within MG&A expenses were $1.9 billion in 2013 ($2.0 billion in 2012 and $2.1 billion in 2011).
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
Income Taxes
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
We recognize tax benefits from uncertain tax positions only if that tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. We then measure the tax benefits recognized in the financial statements from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. For more information about income taxes, see “Note 24: Income Taxes.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Fair Value
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at the end of each period were as follows:

	December 28, 2013				December 29, 2012
	Fair Value Measured and Recorded at Reporting Date Using			Total	Fair Value Measured and Recorded at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents:
Bank deposits	$—	$1,017	$—	$1,017	$—	$822	$—	$822
Commercial paper	—	2,341	—	2,341	—	2,711	—	2,711
Corporate bonds	—	21	—	21	—	—	—	—
Government bonds	—	—	—	—	400	66	—	466
Money market fund deposits	1,041	—	—	1,041	1,086	—	—	1,086
Reverse repurchase agreements	—	400	—	400	—	2,800	—	2,800
Short-term investments:
Bank deposits	—	1,782	—	1,782	—	540	—	540
Commercial paper	—	2,123	—	2,123	—	1,474	—	1,474
Corporate bonds	383	1,121	19	1,523	75	292	21	388
Government bonds	268	276	—	544	1,307	290	—	1,597
Trading assets:
Asset-backed securities	—	684	4	688	—	—	68	68
Bank deposits	—	92	—	92	—	247	—	247
Commercial paper	—	240	—	240	—	336	—	336
Corporate bonds	2,625	773	—	3,398	482	1,109	—	1,591
Government bonds	2,267	1,618	—	3,885	1,743	1,479	—	3,222
Money market fund deposits	82	—	—	82	18	—	—	18
Municipal bonds	—	56	—	56	—	203	—	203
Other current assets:
Derivative assets	48	309	—	357	12	208	1	221
Loans receivable	—	103	—	103	—	203	—	203
Marketable equity securities	6,221	—	—	6,221	4,424	—	—	4,424
Other long-term investments:
Asset-backed securities	—	—	9	9	—	—	11	11
Bank deposits	—	157	—	157	—	56	—	56
Corporate bonds	282	518	27	827	10	218	26	254
Government bonds	295	185	—	480	59	113	—	172
Other long-term assets:
Derivative assets	—	7	29	36	—	20	18	38
Loans receivable	—	702	—	702	—	577	—	577
Total assets measured and recorded at fair value	$13,512	$14,525	$88	$28,125	$9,616	$13,764	$145	$23,525
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$372	$—	$372	$1	$291	$—	$292
Other long-term liabilities:
Derivative liabilities	—	50	—	50	—	20	—	20
Total liabilities measured and recorded at fair value	$—	$422	$—	$422	$1	$311	$—	$312
Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Debt Securities
Debt securities reflected in the preceding table include investments such as asset-backed securities, bank deposits, commercial paper, corporate bonds, government bonds, money market fund deposits, municipal bonds, and reverse repurchase agreements classified as cash equivalents. When we use observable market prices for identical securities that are traded in less active markets, we classify our debt investments as Level 2. When observable market prices for identical securities are not available, we price our debt investments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and unobservable market inputs that we consider to be not significant. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.
Debt securities classified as Level 3, are classified as such because the fair values are generally derived from discounted cash flow models, performed either by us or our pricing providers, using inputs that we are unable to corroborate with observable market data. We monitor and review the inputs and results of these valuation models to ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of December 28, 2013, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section that follows.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.
A portion of our non-marketable equity investments has been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these investments as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of December 28, 2013, were $106 million during 2013 ($68 million during 2012 on non-marketable equity investments held as of December 29, 2012 and $62 million during 2011 on non-marketable equity investments held as of December 31, 2011). The fair value of the non-marketable equity investments impaired during 2013 was $47 million at the time of impairment ($73 million and $69 million for non-marketable equity investments impaired during 2012 and 2011, respectively).

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

	December 28, 2013
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,270	$—	$—	$2,105	$2,105
Loans receivable	$267	$—	$250	$17	$267
Reverse repurchase agreements	$400	$—	$400	$—	$400
Grants receivable	$416	$—	$481	$—	$481
Long-term debt	$13,165	$10,937	$2,601	$—	$13,538
Short-term debt	$24	$—	$24	$—	$24
NVIDIA Corporation cross-license agreement liability	$587	$—	$597	$—	$597

	December 29, 2012
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,202	$—	$—	$1,766	$1,766
Loans receivable	$199	$—	$150	$48	$198
Reverse repurchase agreements	$50	$—	$50	$—	$50
Grants receivable	$198	$—	$205	$—	$205
Long-term debt	$13,136	$11,442	$2,926	$—	$14,368
Short-term debt	$48	$—	$48	$—	$48
NVIDIA Corporation cross-license agreement liability	$875	$—	$890	$—	$890
As of December 28, 2013, and December 29, 2012, the unrealized loss position of our non-marketable cost method investments was insignificant.
Our non-marketable cost method investments are valued using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable cost method investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the lack of marketability of the investments.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $805 million as of December 28, 2013 ($780 million as of December 29, 2012). The carrying amount and fair value of short-term debt exclude drafts payable.
The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 or better for a substantial majority of our loans receivable and reverse repurchase agreements as of December 28, 2013.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of December 28, 2013, and December 29, 2012, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
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
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of December 28, 2013, and December 29, 2012, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.
Note 5: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012
Available-for-sale investments	$18,086	$14,001
Cash	854	593
Equity method investments	1,038	992
Loans receivable	1,072	979
Non-marketable cost method investments	1,270	1,202
Reverse repurchase agreements	800	2,850
Trading assets	8,441	5,685
Total cash and investments	$31,561	$26,302
In the third quarter of 2013, we sold our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities, and our interest in Clearwire Communications, LLC (Clearwire LLC), which had been accounted for as an equity method investment. In total, we received proceeds of $470 million on these transactions and recognized a gain of $439 million, which is included in gains (losses) on equity investments, net on the consolidated statements of income. Proceeds received and gains recognized for each investment are included in the "Available-for-Sale Investments" and "Equity Method Investments" sections that follow.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	December 28, 2013				December 29, 2012
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$11	$—	$(2)	$9	$14	$—	$(3)	$11
Bank deposits	2,951	6	(1)	2,956	1,417	1	—	1,418
Commercial paper	4,464	—	—	4,464	4,184	1	—	4,185
Corporate bonds	2,359	15	(3)	2,371	635	8	(1)	642
Government bonds	1,024	—	—	1,024	2,235	—	—	2,235
Marketable equity securities	3,340	2,881	—	6,221	3,356	1,069	(1)	4,424
Money market fund deposits	1,042	—	(1)	1,041	1,086	—	—	1,086
Total available-for-sale investments	$15,191	$2,902	$(7)	$18,086	$12,927	$1,079	$(5)	$14,001
In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Bank deposits were primarily held by institutions outside the U.S. as of December 28, 2013, and December 29, 2012.
During the third quarter of 2012, we purchased ASML Holding N.V. equity securities totaling $3.2 billion. This equity interest has been accounted for as an available-for-sale investment and is included as marketable equity securities in the preceding table.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income into the consolidated statements of income, see "Note 25: Other Comprehensive Income (Loss)."
We sold available-for-sale investments for proceeds of $934 million in 2013 ($2.3 billion in 2012 and $9.1 billion in 2011). Proceeds received in 2013 included $142 million from the sale of our shares in Clearwire Corporation, which are included in sales of available-for-sale investments within investing activities on the consolidated statements of cash flows. Substantially all of the proceeds in 2011 were from debt investments primarily used to fund our acquisition of McAfee. The gross realized gains on sales of available-for-sale investments were $146 million in 2013 ($166 million in 2012 and $268 million in 2011). In 2013, we recognized a gain of $111 million on the sale of our shares in Clearwire Corporation, previously included as marketable equity securities in the preceding table. We determine the cost of an investment sold on an average cost basis at the individual security level. Impairment charges recognized on available-for-sale investments were $14 million in 2013 ($36 million in 2012 and $73 million in 2011).
The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of December 28, 2013, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$9,170	$9,188
Due in 1–2 years	979	978
Due in 2–5 years	421	421
Instruments not due at a single maturity date	1,281	1,278
Total	$11,851	$11,865
Instruments not due at a single maturity date in the preceding table include all asset-backed securities, most callable government bonds, and all money market fund deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Method Investments
Equity method investments, classified within other long-term assets, at the end of each period were as follows:

	December 28, 2013		December 29, 2012
(Dollars In Millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
IM Flash Technologies, LLC	$646	49%	$642	49%
Intel-GE Care Innovations, LLC	117	50%	146	50%
Clearwire Communications, LLC	—	—%	—	6%
Other equity method investments	275		204
Total	$1,038		$992
IM Flash Technologies, LLC and IM Flash Singapore, LLP
Micron Technology, Inc. (Micron) and Intel formed IM Flash Technologies, LLC (IMFT) in 2006 and IM Flash Singapore, LLP (IMFS) in 2007 to manufacture NAND flash memory products for Micron and Intel. During the second quarter of 2012, we entered into agreements with Micron that modified our joint venture relationship including an agreement to sell our ownership interest in IMFS. We received $605 million in the second quarter of 2012 from the sale of assets of IMFS and certain assets of IMFT to Micron.
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
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $380 million in 2013 (approximately $705 million in 2012 and approximately $985 million in 2011 for IMFT and IMFS). Subsequent to the sale of our ownership interest in IMFS in the second quarter of 2012, we no longer incur costs related to IMFS. The amount due to IMFT for product purchases and services provided was approximately $75 million as of December 28, 2013 (approximately $90 million as of December 29, 2012). IMFT returned $45 million to Intel in 2013, which is reflected as a return of equity method investment within investing activities on the consolidated statements of cash flows ($137 million in 2012 and $263 million in 2011).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $646 million as of December 28, 2013. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated balance sheets in connection with our interests in this joint venture as of December 28, 2013. In addition, our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT (and accounted for our prior interest in IMFS) using the equity method of accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intel-GE Care Innovations, LLC
In the first quarter of 2011, Intel and General Electric Company (GE) formed Intel-GE Care Innovations, LLC (Care Innovations), an equally owned joint venture in the healthcare industry, that focuses on independent living and delivery of health-related services by means of telecommunications. The company was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. As a result of forming Care Innovations, we recognized a gain of $164 million in the first quarter of 2011, which is included in interest and other, net on the consolidated statements of income.
Care Innovations is a variable interest entity and depends on Intel and GE for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in Care Innovations, which was $117 million as of December 28, 2013.
Intel and GE equally share the power to direct all of Care Innovations' activities that most significantly impact its economic performance. We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in Care Innovations using the equity method of accounting.
Clearwire Communications, LLC
In 2008, we invested in Clearwire LLC. We recognized our proportionate share of losses to the extent that our investment had a positive carrying value. We recognized equity method losses of $145 million in 2011. In the third quarter of 2013, we sold our interest in Clearwire LLC for proceeds of $328 million, which is included in other investing within investing activities on the consolidated statements of cash flows. We recognized a gain on the sale of our interest in Clearwire LLC of $328 million.
Non-marketable cost method investments
The carrying value of our non-marketable cost method investments was $1.3 billion as of December 28, 2013 ($1.2 billion as of December 29, 2012). In 2013, we recognized impairment charges of $103 million on non-marketable cost method investments, which is included within gains (losses) on equity investments, net on the consolidated statements of income ($104 million in 2012 and $56 million in 2011).
Trading Assets
As of December 28, 2013, and December 29, 2012, all of our trading assets were marketable debt instruments. Net losses related to trading assets still held at the reporting date were $70 million in 2013 (net gains of $16 million in 2012 and net losses of $71 million in 2011). Net gains on the related derivatives were $86 million in 2013 (net gains of $11 million in 2012 and $58 million in 2011).
Note 6: Derivative Financial Instruments
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

Interest Rate Risk
Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns, unless management specifically approves otherwise. These swaps are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments.
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

Equity Market Risk
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities at the inception of the investment. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the losses and gains on the related liabilities, both of which are recorded in cost of sales and operating expenses.
Deferred compensation liabilities were $1.1 billion as of December 28, 2013 ($859 million as of December 29, 2012), and are included in other accrued liabilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2010, we sold our ownership interest in Numonyx B.V. to Micron for consideration consisting of shares of Micron. We also entered into equity option transactions that economically hedged a portion of the ownership interest in Micron that we acquired. In the second quarter of 2011, we sold our remaining ownership interest in Micron and the related equity options matured.
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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012	Dec 31, 2011
Currency forwards	$13,404	$13,117	$11,203
Currency interest rate swaps	4,377	2,711	1,650
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,377	1,101	1,837
Total return swaps	914	807	761
Other	67	127	182
Total	$23,739	$21,463	$19,233
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012	Dec 31, 2011
British pound sterling	$549	$308	$459
Chinese yuan	1,116	647	688
Euro	6,874	5,994	3,904
Israeli shekel	2,244	2,256	2,168
Japanese yen	4,116	4,389	3,477
Malaysian ringgit	506	442	805
Swiss franc	1,189	657	209
Other	1,187	1,135	1,143
Total	$17,781	$15,828	$12,853

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	December 28, 2013				December 29, 2012
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$114	$1	$118	$2	$91	$2	$127	$—
Total derivatives designated as hedging instruments	$114	$1	$118	$2	$91	$2	$127	$—
Derivatives not designated as hedging instruments:
Currency forwards	$66	$—	$63	$—	$85	$—	$58	$—
Currency interest rate swaps	124	6	163	29	33	18	72	14
Embedded debt derivatives	—	—	—	19	—	—	—	6
Interest rate swaps	5	—	28	—	—	—	34	—
Total return swaps	48	—	—	—	11	—	—	—
Other	—	29	—	—	1	18	1	—
Total derivatives not designated as hedging instruments	$243	$35	$254	$48	$130	$36	$165	$20
Total derivatives	$357	$36	$372	$50	$221	$38	$292	$20
Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
(In Millions)	2013	2012	2011
Currency forwards	$(167)	$4	$20
Other	1	9	—
Total	$(166)	$13	$20
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated statements of income for each period were as follows:

(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	2013	2012	2011
Currency forwards	Interest and other, net	$44	$3	$58
Currency interest rate swaps	Interest and other, net	29	(71)	(17)
Equity options	Gains (losses) on equity investments, net	1	(1)	(67)
Interest rate swaps	Interest and other, net	—	31	(26)
Total return swaps	Various	140	77	(13)
Other	Gains (losses) on equity investments, net	5	(7)	4
Other	Interest and other, net	—	3	—
Total		$219	$35	$(61)
Note 7: Concentrations of Credit Risk
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
We generally place investments with high-credit-quality counterparties and, by policy, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better. Our investment policy requires substantially all investments with original maturities at the time of investment of up to six months to be rated at least A-2/P-2 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years generally require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Credit-rating criteria for derivative instruments are similar to those for other investments. Due to master netting arrangements, the amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligations with that counterparty. As of December 28, 2013, our total credit exposure to any single counterparty, excluding Japan government bonds, did not exceed $750 million. We obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.
A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers. We also have accounts receivable derived from sales to industrial and retail distributors. Our three largest customers accounted for 44% of net revenue for 2013 (43% for 2012 and 2011). Additionally, these three largest customers accounted for 34% of our accounts receivable as of December 28, 2013 (33% as of December 29, 2012). We believe that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis, and past collection experience.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Acquisitions
2013 Acquisitions
During 2013, we completed 12 acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $925 million. Most of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. Included in these acquisitions is our acquisition of Stonesoft Oyj (Stonesoft) to expand our network security solutions, specifically addressing next generation firewall products. We acquired Stonesoft in the third quarter of 2013 for net cash consideration of $381 million, substantially all of which was allocated to goodwill and acquisition-related developed technology intangible assets. Stonesoft's operating results are included in our software and services operating segments. For information on the assignment of goodwill to our operating segments for our acquisitions, see “Note 10: Goodwill,” and for information on the classification of intangible assets, see “Note 11: Identified Intangible Assets.” The completed acquisitions in 2013, both individually and in the aggregate, were not significant to our consolidated results of operations.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill of $4.3 billion arising from the acquisition is primarily attributed to synergies to enable a single company to combine security and hardware for the protection of online devices, as well as the assembled workforce of McAfee. Substantially all of the goodwill recognized is not deductible for tax purposes. For information on the assignment of goodwill to our operating segments for the acquisition, see “Note 10: Goodwill.”
The identified intangible assets assumed in the acquisition of McAfee were recognized as follows based upon their fair value as of February 28, 2011:

	Fair Value (In Millions)	Estimated Useful Life (In Years)
Developed technology	$1,221	4
Customer relationships	1,418	2	–	7
Total identified intangible assets subject to amortization	$2,639
In-process research and development	92
Trade names	821
Total identified intangible assets	$3,552
Acquired developed technology represents the fair value of McAfee products that have reached technological feasibility and were part of McAfee’s product offerings at the date of acquisition. Customer relationships represent the fair value of the underlying relationships and agreements with McAfee’s customers. In-process R&D represents the fair value of incomplete McAfee R&D projects that had not reached technological feasibility as of the date of acquisition. Incremental costs incurred for those projects are expensed as incurred in R&D. Since the acquisition was completed, most of the projects have been completed and the associated costs are being amortized. Trade names are indefinite-lived intangible assets and represent the fair value of brand and name recognition associated with the marketing of McAfee’s products and services.
Other 2011 Acquisitions
During 2011, in addition to the McAfee acquisition, we completed 13 acquisitions qualifying as business combinations in exchange for total consideration of $2.1 billion, substantially all cash consideration. Total net cash consideration to acquire the Wireless Solutions (WLS) business of Infineon Technologies AG, which operated as Intel Mobile Communications (IMC), was $1.4 billion. The WLS business offers mobile phone components such as baseband processors, radio frequency transceivers, and power management integrated circuits. In addition to managing the existing WLS business, the objective of the acquisition was to provide solutions that enable wireless connectivity for a broad range of computing applications. In 2013, we completed a reorganization of IMC into our Multi-Comm and existing Phone Group operating segments, see "Note 27: Operating Segments and Geographic Information."
The fair value of the assets acquired and liabilities assumed by major class in the acquisitions completed during 2011, excluding McAfee, was allocated as follows:

(In Millions)
Fair value of net tangible assets acquired	$206
Goodwill	517
Identified intangible assets	1,409
Total	$2,132
For information on the assignment of goodwill to our operating segments for the acquisitions, see “Note 10: Goodwill.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identified intangible assets assumed in the acquisitions completed during 2011, excluding McAfee, were recognized as follows:

	Fair Value (In Millions)	Estimated Useful Life (In Years)
Developed technology	$1,102	3	–	9
Customer relationships	144	5	–	8
Other intangible assets	44	2	–	7
Total identified intangible assets subject to amortization	$1,290
In-process research and development	119
Total identified intangible assets	$1,409
Acquired developed technology represents the fair value of the acquirees’ products that have reached technological feasibility and are a part of the acquirees’ product lines at the time acquired. Customer relationships represent the fair value of the underlying relationships and agreements with the acquirees’ customers. In-process R&D represents the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition. Since the acquisitions were completed, most of the projects have been completed and the associated costs are being amortized.
Actual and Pro Forma Results of Acquirees
Net revenue and net income attributable to acquisitions completed during 2011 have been included in our consolidated statements of income from their respective acquisition dates. The acquisitions completed during 2011 were not individually significant to our consolidated results of operations; however, they were significant in the aggregate. During 2011, the results of the businesses acquired in 2011 contributed approximately $3.6 billion to our net revenue and reduced our net income by approximately $275 million; substantially all of these impacts were attributable to McAfee and the former IMC and include the impacts of the amortization of acquired identified intangible assets.
McAfee is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the software and services operating segments category for segment reporting purposes. IMC has been reorganized into our Multi-Comm and existing Phone Group operating segments which are non-reportable operating segments and are aggregated with similar non-reportable operating segments within the other Intel architecture (Other IA) operating segments category for segment reporting purposes. For further information, see “Note 27: Operating Segments and Geographic Information.”
The unaudited pro forma financial results for 2011 combine the historical results of Intel for 2011 along with the historical results of the businesses acquired during 2011. The results include the effects of pro forma adjustments as if businesses acquired in 2011 were acquired on December 27, 2009.
The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of December 27, 2009.

(In Millions, Except Per Share Amounts—Unaudited)	2011
Net revenue	$54,738
Net income	$13,028
Diluted earnings per share	$2.41

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Divestitures
In the first quarter of 2011, we completed the divestiture of our Digital Health Group by entering into an agreement with GE to form an equally owned joint venture to create a new healthcare company focused on independent living and delivery of health-related services via telecommunications. The new company, Care Innovations, was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. During the first quarter of 2011, as a result of the formation of Care Innovations, we recognized a gain of $164 million, within interest and other, net. For further information, see “Note 5: Cash and Investments.”
Note 10: Goodwill
Goodwill activity for each period was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Total
December 31, 2011	$2,918	$1,553	$844	$3,939	$9,254
Additions due to acquisitions	44	286	78	44	452
Impairments	—	—	(6)	—	(6)
Effect of exchange rate fluctuations	—	—	—	10	10
December 29, 2012	$2,962	$1,839	$916	$3,993	$9,710
Additions due to acquisitions	62	14	171	504	751
Transfers	34	(22)	(12)	—	—
Effect of exchange rate fluctuations	—	—	—	52	52
December 28, 2013	$3,058	$1,831	$1,075	$4,549	$10,513
In 2013, we completed a reorganization of IMC into our Multi-Comm and existing Phone Group operating segments. Goodwill related to the former IMC was allocated between Multi-Comm and the Phone Group within the Other IA operating segments. Also in 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within the Data Center Group (DCG) to the PC Client Group (PCCG). Due to this reorganization, goodwill was transferred from DCG to PCCG.
In 2012, we reorganized and allocated goodwill from the Netbook and Tablet Group into three operating segments: Netbook Group, Tablet Group, and Service Provider Group. These three new operating segments are still included in the Other IA operating segments. Additionally, the former Ultra-Mobility Group is now the Phone Group.
For further information on these reorganizations, see “Note 27: Operating Segments and Geographic Information.”
During the fourth quarters of 2013, 2012, and 2011, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years. The accumulated impairment losses as of December 28, 2013, were $719 million: $346 million associated with PCCG, $275 million associated with DCG, and $98 million associated with Other IA operating segments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Identified Intangible Assets
Identified intangible assets at the end of December 28, 2013, were as follows:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,922	$(1,691)	$1,231
Acquisition-related customer relationships	1,760	(828)	932
Acquisition-related trade names	65	(44)	21
Licensed technology and patents	3,093	(974)	2,119
Identified intangible assets subject to amortization	7,840	(3,537)	4,303
Acquisition-related trade names	818	—	818
Other intangible assets	29	—	29
Identified intangible assets not subject to amortization	847	—	847
Total identified intangible assets	$8,687	$(3,537)	$5,150
As a result of our acquisitions in 2013, we recorded acquisition-related developed technology of $114 million with a weighted average useful life of five years and acquisition-related customer relationships of $60 million with a weighted average useful life of seven years. During 2013, we purchased licensed technology and patents of $36 million with a weighted average useful life of 10 years.
Identified intangible assets at the end of December 29, 2012 were as follows:

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
As a result of our acquisitions in 2012, we recorded acquisition-related developed technology of $168 million with a weighted average useful life of 10 years. During 2012, we purchased licensed technology and patents of $815 million with a weighted average useful life of nine years, including wireless patents purchased from InterDigital, Inc. for $375 million to be amortized over approximately 10 years. Additionally, we recorded other intangible assets subject to amortization of $238 million associated with customer relationships, which was fully amortized in 2013.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we received a license to all of NVIDIA’s patents with a capture period that runs through March 2017 while NVIDIA products are licensed to our patents, subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products. The agreement also included settlement of the existing litigation between the companies, as well as broad mutual general releases. We agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million in each of January 2011, 2012, and 2013; and $200 million in each of January 2014, 2015, and 2016), which resulted in a liability totaling approximately $1.4 billion, on a discounted basis. In the fourth quarter of 2010, we recognized an expense of $100 million related to the litigation settlement. In the first quarter of 2011, we recognized the remaining amount of $1.3 billion as licensed technology, which will be amortized into cost of sales over its estimated useful life of 17 years. The initial recognition of the intangible asset and associated liability for future payments to NVIDIA was treated as a non-cash transaction and, therefore, had no impact on our consolidated statements of cash flows. Future payments are treated as cash used for financing activities. As of December 28, 2013, the remaining liability of $587 million is classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments.
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
Amortization expenses for each period were as follows:

(In Millions)	2013	2012	2011
Acquisition-related developed technology	$576	$557	$482
Acquisition-related customer relationships	279	296	250
Acquisition-related trade names	12	12	10
Licensed technology and patents	272	214	181
Other intangible assets	103	86	—
Total amortization expenses	$1,242	$1,165	$923
Based on identified intangible assets that are subject to amortization as of December 28, 2013, we expect future amortization expense for each period to be as follows:

(In Millions)	2014	2015	2016	2017	2018
Acquisition-related developed technology	$579	$303	$211	$63	$41
Acquisition-related customer relationships	268	251	233	142	29
Acquisition-related trade names	10	9	3	—	—
Licensed technology and patents	270	252	238	199	158
Total future amortization expenses	$1,127	$815	$685	$404	$228
Note 12: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012
Equity method investments	$1,038	$992
Non-marketable cost method investments	1,270	1,202
Non-current deferred tax assets	434	358
Loans receivable	952	644
Other	1,795	952
Total other long-term assets	$5,489	$4,148

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Restructuring and Asset Impairment Charges
In response to the current business environment, during 2013, management approved several restructuring actions including targeted workforce reductions as well as exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter (mm) wafer fabrication facility in Massachusetts, which we expect to cease production by the end of 2014. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the changing market.
Restructuring and asset impairment charges for each period were as follows:

(In Millions)	2013	2012	2011
Employee severance and benefit arrangements	$201	$—	$—
Asset impairments	39	—	—
Total restructuring and asset impairment charges	$240	$—	$—
The restructuring and asset impairment activity for 2013 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 29, 2012	$—	$—	$—
Additional accruals	195	39	234
Adjustments	6	—	6
Cash payments	(18)	—	(18)
Non-cash settlements	—	(39)	(39)
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated statements of income within the “all other” operating segment. The charges incurred during 2013 included $201 million related to employee severance and benefit arrangements, which impacted approximately 3,900 employees. The accrued restructuring balance as of December 28, 2013, relates to employee severance and benefits which are expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits in the consolidated balance sheets.
We may incur additional charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities, as we continue to align our resources to meet the needs of the business.
Note 14: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012
Deferred income on shipments of components to distributors	$852	$694
Deferred income from software and services operating segments	1,244	1,238
Current deferred income	$2,096	$1,932
Non-current deferred income from software and services operating segments	506	473
Total deferred income	$2,602	$2,405
We classify non-current deferred income from the software and services operating segments in other long-term liabilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Chipset Design Issue
In January 2011, as part of our ongoing quality assurance procedures, we identified a design issue with the Intel® 6 Series Express Chipset family. The issue affected chipsets sold in the fourth quarter of 2010 and January 2011. We subsequently implemented a silicon fix and began shipping the updated version of the affected chipset in February 2011. The total cost in 2011 to repair and replace affected materials and systems, located with customers and in the market, was $422 million. We do not expect to have any significant future adjustments related to this issue.
Note 16: Borrowings
Short-Term Debt
As of December 28, 2013, short-term debt consisted of drafts payable of $257 million and notes payable of $24 million (drafts payable of $264 million and notes payable of $48 million as of December 29, 2012). We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2013 were $300 million ($500 million during 2012). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 28, 2013.
Long-Term Debt
Our long-term debt at the end of each period was as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012
2012 Senior notes due 2017 at 1.35%	$2,997	$2,997
2012 Senior notes due 2022 at 2.70%	1,494	1,494
2012 Senior notes due 2032 at 4.00%	744	743
2012 Senior notes due 2042 at 4.25%	924	924
2011 Senior notes due 2016 at 1.95%	1,499	1,498
2011 Senior notes due 2021 at 3.30%	1,996	1,996
2011 Senior notes due 2041 at 4.80%	1,490	1,489
2009 Junior subordinated convertible debentures due 2039 at 3.25%	1,075	1,063
2005 Junior subordinated convertible debentures due 2035 at 2.95%	946	932
Total long-term debt	$13,165	$13,136
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
Both the 2009 and 2005 debentures have a contingent interest component that requires us to pay interest based on certain thresholds or for certain events, commencing on August 1, 2019 for the 2009 debentures. As of December 28, 2013, we have not met any of the thresholds or events related to the 2005 debentures. The fair values of the related embedded derivatives were $10 million and $9 million as of December 28, 2013, for the 2009 and 2005 debentures, respectively ($6 million and zero as of December 29, 2012 for the 2009 and 2005 debentures, respectively).
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

	2009 Debentures		2005 Debentures
(In Millions, Except Per Share Amounts)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Outstanding principal	$2,000	$2,000	$1,600	$1,600
Equity component carrying amount	$613	$613	$466	$466
Unamortized discount	$910	$922	$643	$656
Net debt carrying amount	$1,075	$1,063	$946	$932
Conversion rate (shares of common stock per $1,000 principal amount of debentures)	45.57	45.05	34.60	33.86
Effective conversion price (per share of common stock)	$21.94	$22.20	$28.90	$29.53
In the preceding table, the remaining amortization periods for the unamortized discounts for the 2009 and 2005 debentures are approximately 26 and 22 years, respectively, as of December 28, 2013.

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
Debt Maturities
Our aggregate debt maturities based on outstanding principal as of December 28, 2013, by year payable, were as follows:

(In Millions)
2014	$—
2015	—
2016	1,500
2017	3,000
2018	—
2019 and thereafter	10,275
Total	$14,775
Substantially all of the difference between the total aggregate debt maturities in the preceding table and the total carrying amount of our debt is due to the unamortized discount of our convertible debentures.
Note 17: Retirement Benefit Plans
Retirement Contribution Plans
We provide tax-qualified retirement contribution plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Employees hired prior to January 1, 2011 are eligible for and receive discretionary employer contributions in the U.S. Intel Retirement Contribution Plan, while employees hired on or after January 1, 2011 receive discretionary employer contributions in the Intel 401(k) Savings Plan. Our Chief Executive Officer (CEO) determines the annual discretionary employer contribution amounts for the U.S. Intel Retirement Contribution Plan and the Intel 401(k) Savings Plan under delegation of authority from our Board of Directors, pursuant to the terms of the plans. As of December 28, 2013, 83% of our U.S. Intel Retirement Contribution Plan assets were invested in equities, and 17% were invested in fixed-income instruments. These assets are managed by external investment managers. The discretionary employer contributions made to the Intel 401(k) Savings Plan are participant-directed.
For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of compensation in addition to their Intel 401(k) Savings Plan deferrals. This plan is unfunded.
We expensed $298 million for the qualified and non-qualified U.S. retirement contribution plans in 2013 ($357 million in 2012 and $340 million in 2011). In the first quarter of 2014, we funded $288 million for the 2013 contributions to the qualified U.S. retirement contribution plans.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension and Postretirement Benefit Plans
U.S. Pension Benefits. For employees hired prior to January 1, 2011, we provide a tax-qualified defined-benefit pension plan, the U.S. Intel Minimum Pension Plan, for eligible employees, former employees, and retirees in the U.S. The U.S. Intel Minimum Pension Plan benefit is determined by a participant’s years of service and final average compensation as defined by the plan document. The plan generates a minimum pension benefit if the participants’ U.S. Intel Minimum Pension Plan benefit exceeds the annuitized value of their U.S. Intel Retirement Contribution Plan benefit. If participant balances in the U.S. Intel Retirement Contribution Plan do not grow sufficiently, the projected benefit obligation of the U.S. Intel Minimum Pension Plan could increase significantly. Consistent with applicable law, assets of the U.S. Intel Minimum Pension Plan are held in trust, solely for the benefit of plan participants, and are not available for general corporate purposes.
Non-U.S. Pension Benefits. We also provide defined-benefit pension plans in certain other countries, most significantly Ireland, Israel, Germany and Japan. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation. Effective June 20, 2012, Ireland closed its pension plan to employees hired on or after this date.
U.S. Postretirement Medical Benefits. Upon retirement, eligible U.S. employees who were hired prior to January 1, 2014, are credited with a defined dollar amount, based on years of service, into a U.S. Sheltered Employee Retirement Medical Account (SERMA). These credits can be used to pay all or a portion of the cost to purchase coverage in the retiree’s choice of medical plan. If the available credits are not sufficient to pay the entire cost of the coverage, the remaining cost is the retiree’s responsibility. Effective January 1, 2014, employees hired on or after January 1, 2014, are not eligible to earn a SERMA benefit.
Funding Policy. Our practice is to fund the various pension plans and the U.S. postretirement medical benefits plan in amounts sufficient to meet the minimum requirements of applicable local laws and regulations. Additional funding may be provided as deemed appropriate. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets.
Benefit Obligation and Plan Assets
The changes in the projected benefit obligations and plan assets for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2013	2012	2013	2012	2013	2012
Beginning projected benefit obligation	$1,742	$1,480	$1,412	$1,121	$484	$369
Service cost	119	98	78	64	27	30
Interest cost	67	69	60	52	20	17
Actuarial (gain) loss	(746)	108	121	172	(56)	75
Other	(45)	(13)	24	3	34	(7)
Ending projected benefit obligation	$1,137	$1,742	$1,695	$1,412	$509	$484

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2013	2012	2013	2012	2013	2012
Beginning fair value of plan assets	$684	$648	$838	$722	$191	$116
Actual return on plan assets	10	49	81	70	49	—
Employer contributions	—	—	65	52	162	82
Other	(45)	(13)	21	(6)	(7)	(7)
Ending fair value of plan assets	$649	$684	$1,005	$838	$395	$191

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Other long-term assets	$—	$—	$16	$1	$—	$—
Other long-term liabilities	(488)	(1,058)	(706)	(575)	(114)	(293)
Accumulated other comprehensive loss (income), before tax	255	1,050	520	477	43	138
Net amount recognized	$(233)	$(8)	$(170)	$(97)	$(71)	$(155)
The amounts recorded in accumulated other comprehensive income (loss) before taxes at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Net prior service credit (cost)	$—	$—	$25	$12	$(54)	$(60)
Net actuarial gain (loss)	(255)	(1,050)	(545)	(489)	11	(78)
Accumulated other comprehensive income (loss), before tax	$(255)	$(1,050)	$(520)	$(477)	$(43)	$(138)
As of December 28, 2013, the accumulated benefit obligation was $497 million for the U.S. Intel Minimum Pension Plan ($562 million as of December 29, 2012) and $1.3 billion for the non-U.S. defined-benefit pension plans ($1.1 billion as of December 29, 2012). Included in the aggregate data in the following tables are the amounts applicable to our pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In Millions)	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$900	$813
Plan assets	$—	$—	$563	$508
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$1,137	$1,742	$1,295	$1,400
Plan assets	$649	$684	$588	$825
On a worldwide basis, our pension and postretirement benefit plans were 61% funded as of December 28, 2013. The U.S. Intel Minimum Pension Plan, which accounts for approximately 34% of the worldwide pension and postretirement benefit obligations, was 57% funded. Funded status is not indicative of our ability to pay ongoing pension benefits or of our obligation to fund retirement trusts. Required pension funding for U.S. retirement plans is determined in accordance with the Employee Retirement Income Security Act (ERISA) which sets required minimum contributions. Cumulative company funding to the U.S. Intel Minimum Pension Plan currently exceeds the minimum ERISA funding requirements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions
Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012	Dec 28, 2013	Dec 29, 2012
Discount rate	4.8%	3.9%	4.0%	4.2%	4.6%	3.6%
Rate of compensation increase	3.8%	4.1%	3.9%	4.0%	n/a	n/a
Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			U.S. Postretirement Medical Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.9%	4.7%	5.8%	4.2%	5.0%	5.3%	4.2%	4.6%	5.6%
Expected long-term rate of return on plan assets	4.5%	5.0%	5.5%	5.2%	5.9%	6.3%	7.7%	3.0%	3.0%
Rate of compensation increase	4.1%	4.5%	4.7%	4.3%	4.1%	4.3%	n/a	n/a	n/a
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
The expected long-term rate of return on plan assets assumptions takes into consideration both duration and risk of the investment portfolios, and is developed through consensus and building-block methodologies. The consensus methodology includes unadjusted estimates by the fund manager on future market expectations by broad asset classes and geography. The building-block approach determines the rates of return implied by historical risk premiums across asset classes. In addition, we analyze rates of return relevant to the country where each plan is in effect and the investments applicable to the plan, expectations of future returns, local actuarial projections, and the projected long-term rates of return from external investment managers. The expected long-term rate of return on plan assets shown for the non-U.S. plan assets is weighted to reflect each country’s relative portion of the non-U.S. plan assets.
Net Periodic Benefit Cost
In 2013, the net periodic benefit cost for U.S. pension benefits, non-U.S. pension benefits, and U.S. postretirement medical benefits was $230 million ($210 million in 2012 and $88 million in 2011), $116 million ($88 million in 2012 and $80 million in 2011) and $77 million ($50 million in 2012 and $39 million in 2011), respectively.
The increase in the U.S. and non-U.S. pension benefit costs is primarily attributed to an increase in service costs compared to 2012. The increase in the U.S. postretirement medical benefits compared to 2012 is primarily attributed to special one-time termination benefit costs incurred in 2013.
U.S. Pension Plan Assets
In general, the investment strategy for U.S. Intel Minimum Pension Plan assets is to maximize risk-adjusted returns, taking into consideration the investment horizon and expected volatility, to ensure that there are sufficient assets available to pay pension benefits as they come due. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which are 60% for fixed-income debt instrument investments and 40% for equity investments in 2013. The expected long-term rate of return for the U.S. Intel Minimum Pension Plan assets is 5.2%.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Intel Minimum Pension Plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period were as follows:

	December 28, 2013				Dec 29, 2012
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Total
Equity securities	$15	$205	$—	$220	$92
Fixed income	88	255	72	415	582
Other investments	11	—	—	11	—
Total assets measured at fair value	$114	$460	$72	$646	$674
Cash				3	10
Total U.S. pension plan assets at fair value				$649	$684
A substantial majority of the fixed income investments in the preceding table are corporate bonds, government bonds, and asset-backed securities. Corporate bonds include both U.S. and non-U.S. bonds with the majority held in high-quality bonds. Government bonds include bonds issued or deemed to be guaranteed by government entities and include instruments such as non-U.S. government bonds, U.S. Treasury securities, and U.S. agency securities. The Level 3 investments relate to our asset-backed securities, as we used unobservable inputs to the valuations that were significant to the fair value measurements.
Non-U.S. Plan Assets
The investments of the non-U.S. plans are managed by insurance companies, third-party trustees, or pension funds, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have discretion to set investment guidelines, the assets are invested in developed country equities and fixed-income debt instruments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities to reduce market risk and to assure that the pension assets are available to pay benefits as they come due. The target allocation of the non-U.S. plan assets that we have control over is 80% equity securities and 20% fixed-income instruments. The average expected long-term rate of return for the non-U.S. plan assets is 5.7%.
Non-U.S. plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period were as follows:

	December 28, 2013				Dec 29, 2012
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Total
Equity securities	$287	$63	$11	$361	$248
Fixed income	—	521	33	554	574
Total assets measured at fair value	$287	$584	$44	$915	$822
Cash				90	16
Total non-U.S. plan assets at fair value				$1,005	$838
Substantially all of the equity securities in the preceding table are invested in a diversified mix of equities of developed countries, including the U.S., and emerging markets throughout the world.
The majority of the fixed income securities in the preceding table are investments held by insurance companies and insurance contracts that are managed by qualified insurance companies. We do not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 38% of total non-U.S. plan assets as of December 28, 2013 (40% as of December 29, 2012).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Postretirement Medical Plan Assets
In general, the investment strategy for U.S. postretirement medical benefits plan assets is to invest primarily in liquid assets due to the level of expected future benefit payments. In 2012, we modified the investment strategy for plan assets from investing solely in a money market account to investing in a tax-aware global equity portfolio, which is actively managed by an external investment manager. The tax-aware global equity portfolio is comprised of a diversified mix of equities in developed countries, including the U.S., and emerging markets throughout the world. The expected long-term rate of return for the U.S. postretirement medical benefits plan assets is 7.4%. As of December 28, 2013, substantially all of the U.S. postretirement medical benefits plan assets were invested in exchange-traded equity securities and were measured at fair value using Level 1 inputs.
Concentrations of Risk
We manage a variety of risks, including market, credit, and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the aforementioned risks that unnecessarily increases the exposure to a loss of plan assets. We monitor exposure to such risks in both the U.S. and non-U.S. plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets, and counterparties. As of December 28, 2013, we did not have concentrations of risk in any single entity, manager, counterparty, sector, industry, or country.
Funding Expectations
Under applicable law for the U.S. Intel Minimum Pension Plan and the U.S. postretirement medical benefits plan, we are not required to make any contributions during 2014. Our expected required funding for the non-U.S. plans during 2014 is approximately $62 million.
Estimated Future Benefit Payments
Estimated benefit payments over the next 10 fiscal years are as follows:

(In Millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	U.S. Postretirement Medical Benefits
2014	$42	$33	$23
2015	$51	$32	$22
2016	$63	$32	$24
2017	$71	$36	$22
2018	$88	$38	$21
2019-2023	$691	$219	$99
Note 18: Commitments
A portion of our capital equipment and certain facilities are under operating leases that expire at various dates through 2028. Additionally, portions of our real property are under leases that expire at various dates through 2062. Rental expense was $270 million in 2013 ($214 million in 2012 and $178 million in 2011).
Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 28, 2013:

(In Millions)
2014	$208
2015	172
2016	126
2017	97
2018	69
2019 and thereafter	198
Total	$870

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments for construction or purchase of property, plant and equipment totaled $5.5 billion as of December 28, 2013 ($4.6 billion as of December 29, 2012), substantially all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $1.9 billion as of December 28, 2013 (approximately $2.0 billion as of December 29, 2012). Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. Funding obligations include agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron and IMFT. For further information on these contractual commitments, see “Note 5: Cash and Investments.”
During 2012, we entered into a series of agreements with ASML intended to accelerate the development of 450mm wafer technology and extreme ultraviolet lithography (EUV). Intel agreed to provide R&D funding totaling €829 million over five years and committed to advance purchase orders for a specified number of tools from ASML. Our remaining obligation, contingent upon ASML achieving certain milestones, is approximately €738 million, or $1.0 billion, as of December 28, 2013. As our obligation is contingent upon ASML achieving certain milestones, we have not included this obligation in the preceding other purchase obligations and commitments total.
Note 19: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2013, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 123 million additional shares for issuance, increasing the total shares of common stock authorized for issuance as equity awards to employees and non-employee directors to 719 million shares. The approval also extended the expiration date of the 2006 Plan to June 2016. A maximum of 517 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of December 28, 2013, 304 million shares remained available for future grant under the 2006 Plan.
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
We issue restricted stock units with both a market condition and a service condition (market-based restricted stock units), referred to in our 2013 Proxy Statement as outperformance stock units, to a small group of senior officers and non-employee directors. For market-based restricted stock units issued in 2013, the number of shares of Intel common stock to be received at vesting will range from 50% to 200% of the target amount, based on total stockholder return (TSR) on Intel common stock measured against the benchmark TSR of a peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of December 28, 2013, 3 million market-based restricted stock units were outstanding. These market-based restricted stock units accrue dividend equivalents and generally vest three years and one month from the grant date.
Equity awards granted to employees in 2013 under our equity incentive plans generally vest over four years from the date of grant, and options expire seven years from the date of grant, with the exception of market-based restricted stock units, a small number of restricted stock units granted to executive-level employees, and replacement awards related to acquisitions.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. In May 2011, stockholders approved an extension of the 2006 Stock Purchase Plan. Stockholders approved 133 million additional shares for issuance, increasing the total shares of common stock available for issuance to 373 million shares. The approval also extended the expiration date of the 2006 Stock Purchase Plan to August 2016. As of December 28, 2013, 216 million shares were available for issuance under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation
Share-based compensation recognized in 2013 was $1.1 billion ($1.1 billion in 2012 and $1.1 billion in 2011).
On a quarterly basis, we assess changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2013, 2012, and 2011 was not significant.
The total share-based compensation cost capitalized as part of inventory as of December 28, 2013, was $38 million ($41 million as of December 29, 2012 and $38 million as of December 31, 2011). During 2013, the tax benefit that we realized for the tax deduction from share-based awards totaled $385 million ($510 million in 2012 and $327 million in 2011).
We estimate the fair value of restricted stock unit awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant. We based the weighted average estimated value of restricted stock unit grants, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	2013	2012	2011
Estimated values	$21.45	$25.32	$19.86
Risk-free interest rate	0.2%	0.3%	0.7%
Dividend yield	3.8%	3.3%	3.4%
Volatility	25%	26%	27%
We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. We based the weighted average estimated value of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	Stock Options			Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Estimated values	$3.11	$4.22	$3.91	$4.52	$5.47	$4.69
Expected life (in years)	5.2	5.3	5.4	0.5	0.5	0.5
Risk-free interest rate	0.8%	1.0%	2.2%	0.1%	0.1%	0.2%
Dividend yield	3.9%	3.3%	3.4%	4.0%	3.3%	3.6%
Volatility	25%	25%	27%	22%	24%	26%
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Awards
Information with respect to outstanding RSU activity for each period was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 25, 2010	99.8	$18.56
Granted	43.3	$19.86
Assumed in acquisition	5.8	$20.80
Vested	(37.5)	$18.60
Forfeited	(4.4)	$19.07
December 31, 2011	107.0	$19.18
Granted	49.9	$25.32
Vested	(43.2)	$18.88
Forfeited	(4.4)	$20.93
December 29, 2012	109.3	$22.03
Granted	53.4	$21.45
Vested	(44.5)	$20.21
Forfeited	(4.9)	$22.06
December 28, 2013	113.3	$22.47
Expected to vest as of December 28, 2013	107.3	$22.49
The aggregate fair value of awards that vested in 2013 was $1.0 billion ($1.2 billion in 2012 and $753 million in 2011), which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested in 2013 was $899 million ($816 million in 2012 and $697 million in 2011). The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.
As of December 28, 2013, there was $1.6 billion in unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.2 years.
Stock Option Awards
As of December 28, 2013, options outstanding that have vested and are expected to vest were as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)
Vested	111.5	$20.25	2.6	$617
Expected to vest	39.6	$23.40	5.4	$101
Total	151.1	$21.08	3.3	$718
Aggregate intrinsic value represents the difference between the exercise price and $25.60, the closing price of Intel common stock on December 27, 2013, as reported on The NASDAQ Global Select Market*, for all in-the-money options outstanding. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Options with a fair value of $186 million completed vesting during 2013 ($205 million during 2012 and $226 million during 2011). As of December 28, 2013, there was $75 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.1 years.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information with respect to stock option activity for each period was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 25, 2010	386.4	$20.45
Grants	14.7	$21.49
Assumed in acquisition	12.0	$15.80
Exercises	(86.3)	$20.06
Cancellations and forfeitures	(8.6)	$20.47
Expirations	(19.9)	$24.85
December 31, 2011	298.3	$20.12
Grants	13.5	$27.01
Exercises	(85.8)	$20.45
Cancellations and forfeitures	(3.9)	$21.17
Expirations	(19.3)	$22.45
December 29, 2012	202.8	$20.20
Grants	20.1	$22.99
Exercises	(65.0)	$18.76
Cancellations and forfeitures	(3.0)	$22.58
Expirations	(1.9)	$22.56
December 28, 2013	153.0	$21.10
Options exercisable as of:
December 31, 2011	203.6	$20.44
December 29, 2012	139.8	$19.76
December 28, 2013	111.5	$20.25
The aggregate intrinsic value of stock option exercises in 2013 was $265 million ($517 million in 2012 and $318 million in 2011), which represents the difference between the exercise price and the value of Intel common stock at the time of exercise.
The following table summarizes information about options outstanding as of December 28, 2013:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares (In Millions)	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Millions)	Weighted Average Exercise Price
$1.12	-	$15.00	2.2	3.7	$12.22	1.2	$11.69
$15.01	-	$20.00	70.5	2.7	$18.22	70.4	$18.20
$20.01	-	$25.00	57.6	4.2	$22.59	26.2	$22.54
$25.01	-	$30.00	22.4	3.0	$27.09	13.4	$27.02
$30.01	-	$33.03	0.3	0.1	$32.31	0.3	$32.31
Total			153.0	3.3	$21.10	111.5	$20.25
These options will expire if they are not exercised by specific dates through April 2021. Option exercise prices for options exercised during the three-year period ended December 28, 2013, ranged from $1.12 to $28.15.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Purchase Plan
Approximately 76% of our employees were participating in our 2006 Stock Purchase Plan as of December 28, 2013 (72% in 2012 and 70% in 2011). Employees purchased 20.5 million shares in 2013 for $369 million under the 2006 Stock Purchase Plan (17.4 million shares for $355 million in 2012 and 18.5 million shares for $318 million in 2011). As of December 28, 2013, there was $13 million in unrecognized compensation costs related to rights to acquire common stock under our stock purchase plan. We expect to recognize those costs over a period of approximately one and a half months.
Note 20: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in October 2005, and subsequently amended, to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of December 28, 2013, $3.2 billion remained available for repurchase under the existing repurchase authorization limit. During 2013, we repurchased 94.1 million shares of common stock at a cost of $2.1 billion (191.0 million shares of common stock at a cost of $4.8 billion in 2012 and 642.3 million shares of common stock at a cost of $14.1 billion in 2011). We have repurchased 4.4 billion shares at a cost of $91 billion since the program began in 1990.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated financial statements, we also treat shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not considered common stock repurchases under our authorized common stock repurchase plan. During 2013, we withheld 13.1 million shares to satisfy $293 million of employees’ tax obligations (12.6 million shares to satisfy $345 million during 2012 and 10.3 million shares to satisfy $207 million during 2011).
Note 21: Gains (Losses) on Equity Investments, Net
Gains (losses) on equity investments, net for each period were as follows:

(In Millions)	2013	2012	2011
Share of equity method investee losses, net	$(69)	$(81)	$(204)
Impairment charges	(123)	(154)	(132)
Gains on sales, net	515	183	303
Dividends	46	—	—
Other, net	102	193	145
Total gains (losses) on equity investments, net	$471	$141	$112
Gains on sales, net for 2013 included gains of $439 million on the sales of our interest in Clearwire LLC and our shares in Clearwire Corporation in the third quarter of 2013. For further information on these transactions, see "Note 5: Cash and Investments."

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22: Interest and Other, Net
The components of interest and other, net for each period were as follows:

(In Millions)	2013	2012	2011
Interest income	$104	$97	$98
Interest expense	(244)	(90)	(41)
Other, net	(11)	87	135
Total interest and other, net	$(151)	$94	$192
Interest expense in the preceding table is net of $246 million of interest capitalized in 2013 ($240 million in 2012 and $150 million in 2011). In 2011, we recognized a gain upon forming the Intel and GE joint venture, Care Innovations, of $164 million, which is included within “other, net,” in the preceding table. For further information, see “Note 5: Cash and Investments.”
Note 23: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

(In Millions, Except Per Share Amounts)	2013	2012	2011
Net income available to common stockholders	$9,620	$11,005	$12,942
Weighted average common shares outstanding—basic	4,970	4,996	5,256
Dilutive effect of employee equity incentive plans	68	100	101
Dilutive effect of convertible debt	59	64	54
Weighted average common shares outstanding—diluted	5,097	5,160	5,411
Basic earnings per common share	$1.94	$2.20	$2.46
Diluted earnings per common share	$1.89	$2.13	$2.39
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
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for our 2005 debentures. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares are determined by applying the treasury stock method. For further discussion on the specific conversion features of our 2005 and 2009 debentures, see “Note 16: Borrowings.”
In 2013, we excluded on average 55 million outstanding stock options and restricted stock units (29 million in 2012 and 90 million in 2011) from the computation of diluted earnings per common share because these would have been antidilutive. These options could potentially be included in the dilutive earnings per common share calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
In 2013, 2012, and 2011, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. We could potentially exclude the 2009 debentures again in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24: Income Taxes
Income Tax Provision
Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2013	2012	2011
Income before taxes:
U.S.	$9,374	$10,042	$14,659
Non-U.S.	3,237	4,831	3,122
Total income before taxes	$12,611	$14,873	$17,781
Provision for taxes:
Current:
Federal	$2,730	$2,539	$3,212
State	68	52	104
Non-U.S.	716	1,135	374
Total current provision for taxes	$3,514	$3,726	$3,690
Deferred:
Federal	$(412)	$129	$1,175
Other	(111)	13	(26)
Total deferred provision for taxes	$(523)	$142	$1,149
Total provision for taxes	$2,991	$3,868	$4,839
Effective tax rate	23.7%	26.0%	27.2%
The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) for each period was as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(5.8)	(7.3)	(4.4)
Research and development tax credits	(3.5)	—	(1.0)
Domestic manufacturing deduction benefit	(2.1)	(2.1)	(1.9)
Other	0.1	0.4	(0.5)
Effective tax rate	23.7%	26.0%	27.2%
The U.S. R&D tax credit was reenacted in January 2013 retroactive to the beginning of 2012. The full year 2012 impact of the U.S. R&D tax credit was recognized in the first quarter of 2013.
Income in certain non-U.S. countries is fully exempt from income taxes for a limited period of time due to eligible activities and certain capital investment actions. These full tax exemptions expire at various dates through 2020; however, the exemptions in certain countries are eligible for renewal. In 2013, the tax benefit attributable to tax holidays was $213 million ($252 million for 2012 and $554 million for 2011) with a $0.04 impact on diluted earnings per share ($0.05 for 2012 and $0.10 for 2011).
During 2013, net income tax benefits attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $3 million (net benefits of $137 million in 2012 and net deficiencies of $18 million in 2011).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred and Current Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at the end of each period were as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012
Deferred tax assets:
Accrued compensation and other benefits	$1,047	$1,125
Share-based compensation	564	638
Deferred income	672	637
Inventory	733	506
Unrealized losses on investments and derivatives	—	36
State credits and net operating losses	378	297
Other, net	654	654
Gross deferred tax assets	4,048	3,893
Valuation allowance	(456)	(389)
Total deferred tax assets	$3,592	$3,504
Deferred tax liabilities:
Property, plant and equipment	$(2,023)	$(2,325)
Licenses and intangibles	(687)	(778)
Convertible debt	(911)	(856)
Unrealized gains on investments and derivatives	(815)	—
Investment in non-U.S. subsidiaries	(244)	(213)
Other, net	(281)	(269)
Total deferred tax liabilities	$(4,961)	$(4,441)
Net deferred tax assets (liabilities)	$(1,369)	$(937)

Reported as:
Current deferred tax assets	$2,594	$2,117
Non-current deferred tax assets	434	358
Non-current deferred tax liabilities	(4,397)	(3,412)
Net deferred tax assets (liabilities)	$(1,369)	$(937)
Non-current deferred tax assets are included within other long-term assets on the consolidated balance sheets.
The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 28, 2013, included allowances related to unrealized state credit carryforwards of $364 million and matters related to our non-U.S. subsidiaries of $92 million.
As of December 28, 2013, our federal, state, and non-U.S. net operating loss carryforwards for income tax purposes were $239 million, $353 million, and $647 million, respectively. Approximately half of the non-U.S. net operating loss carryforwards have no expiration date. The remaining non-U.S. as well as the U.S. federal and state net operating loss carryforwards expire at various dates through 2033. A significant amount of the net operating loss carryforwards in the U.S. relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. The non-U.S. net operating loss carryforwards include $342 million that is not likely to be recovered and has been reduced by a valuation allowance.
As of December 28, 2013, we had not recognized U.S. deferred income taxes on a cumulative total of $20.0 billion of undistributed earnings for certain non-U.S. subsidiaries and $2.4 billion of other basis differences of our investments in certain non-U.S. subsidiaries primarily related to McAfee. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings and other basis differences in operations outside the U.S.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current income taxes receivable of $65 million as of December 28, 2013, ($866 million as of December 29, 2012) is included in other current assets. Current income taxes payable of $542 million as of December 28, 2013, ($711 million as of December 29, 2012) is included in other accrued liabilities.
Long-term income taxes payable of $188 million as of December 28, 2013, ($177 million as of December 29, 2012) within other long-term liabilities, includes uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.
Uncertain Tax Positions
The aggregate changes in the balance of gross unrecognized tax benefits for each period were as follows:

(In Millions)	2013	2012	2011
Beginning gross unrecognized tax benefits	$189	$212	$216
Settlements and effective settlements with tax authorities and related remeasurements	(2)	(81)	(63)
Lapse of statute of limitations	—	(5)	(17)
Increases in balances related to tax positions taken during prior periods	21	56	91
Decreases in balances related to tax positions taken during prior periods	(9)	(6)	(21)
Increases in balances related to tax positions taken during current period	8	13	6
Ending gross unrecognized tax benefits	$207	$189	$212
During 2013, we settled and effectively settled matters with certain state and non-U.S. tax authorities relating to tax positions taken during prior periods. The result of the settlements, effective settlements, and re-measurements resulted in an insignificant reduction in the balance of our gross unrecognized tax benefits in 2013 ($81 million in 2012 and $63 million in 2011). The related tax benefit for settlements, effective settlements, and re-measurements is insignificant for 2013 ($7 million for 2012 and $61 million for 2011).
If the remaining balance of $207 million of unrecognized tax benefits as of December 28, 2013, ($189 million as of December 29, 2012) were realized in a future period, it would result in a tax benefit of $81 million and a reduction in the effective tax rate ($66 million as of December 29, 2012).
During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. Interest and penalties related to unrecognized tax benefits were insignificant in 2013 (insignificant in 2012 and $24 million in 2011). As of December 28, 2013, we had $73 million of accrued interest and penalties related to unrecognized tax benefits ($66 million as of December 29, 2012).
Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain non-U.S. tax audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, the estimated impact to income tax expense and net income is not expected to be significant.
We file federal, state, and non-U.S. tax returns. For state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 2001. For federal tax returns, we are no longer subject to tax examination for years prior to 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25: Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) and related tax effects for each period were as follows:

	2013			2012			2011
(In Millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Change in unrealized holding gains (losses) on available-for-sale investments	$1,963	$(687)	$1,276	$909	$(318)	$591	$35	$(13)	$22
Less: adjustment for (gains) losses on available-for-sale investments included in net income	(146)	51	(95)	(187)	66	(121)	(299)	107	(192)
Less: adjustment for (gains) losses on deferred tax asset valuation allowance included in net income	—	(26)	(26)	—	(11)	(11)	—	(99)	(99)
Change in unrealized holding gains (losses) on derivatives	(166)	76	(90)	12	8	20	20	(16)	4
Less: adjustment for amortization of (gains) losses on derivatives	30	(29)	1	78	(13)	65	(161)	38	(123)
Change in net prior service costs	17	(2)	15	(4)	1	(3)	—	—	—
Less: adjustment for amortization of net prior service costs	4	(1)	3	5	(2)	3	7	(3)	4
Change in actuarial valuation	725	(275)	450	(321)	91	(230)	(900)	284	(616)
Less: adjustment for amortization of actuarial (gains) losses	101	(31)	70	90	(32)	58	43	(15)	28
Change in net foreign currency translation adjustment	45	(7)	38	12	(2)	10	(155)	13	(142)
Other comprehensive income (loss)	$2,573	$(931)	$1,642	$594	$(212)	$382	$(1,410)	$296	$(1,114)
In prior periods, we recorded a reversal of a portion of our deferred tax asset valuation allowance attributed to changes in unrealized holding gains on our available-for-sale investments. This amount is reduced and included in our provision for taxes as these investments mature or are sold, and is included in the preceding table as an adjustment for (gains) losses on deferred tax asset valuation allowance included in net income.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 31, 2011	$231	$104	$8	$(32)	$(950)	$(142)	$(781)
Other comprehensive income before reclassifications	909	—	12	(4)	(321)	12	608
Amounts reclassified out of accumulated other comprehensive income	(187)	—	78	5	90	—	(14)
Tax effects	(252)	(11)	(5)	(1)	59	(2)	(212)
Other comprehensive income (loss)	470	(11)	85	—	(172)	10	382
December 29, 2012	$701	$93	$93	$(32)	$(1,122)	$(132)	$(399)
Other comprehensive income before reclassifications	1,963	—	(166)	17	725	45	2,584
Amounts reclassified out of accumulated other comprehensive income	(146)	—	30	4	101	—	(11)
Tax effects	(636)	(26)	47	(3)	(306)	(7)	(931)
Other comprehensive income (loss)	1,181	(26)	(89)	18	520	38	1,642
December 28, 2013	$1,882	$67	$4	$(14)	$(602)	$(94)	$1,243

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts reclassified out of accumulated other comprehensive income into the consolidated statements of income, with presentation location, for each period were as follows:

	2013	2012	2011
Comprehensive Income Components	Income Before Taxes Impact (In Millions)			Location
Unrealized holding gains (losses) on available-for-sale investments
	$8	$(8)	$(7)	Interest and other, net
	138	195	306	Gains (losses) on equity investments, net
	146	187	299
Unrealized holding gains (losses) on derivatives
Currency forwards	(61)	11	118	Cost of sales
	30	(63)	20	Research and development
	—	(25)	19	Marketing, general and administrative
Other instruments	1	(1)	4	Cost of sales
	(30)	(78)	161
Amortization of pension and postretirement benefit components
Prior service credits (costs)	(4)	(5)	(7)
Actuarial gains (losses)	(101)	(90)	(43)
	(105)	(95)	(50)
Total amounts reclassified out of accumulated other comprehensive income	$11	$14	$410
The amortization of pension and postretirement benefit components are included in the "Net Periodic Benefit Cost" section of "Note 17: Retirement Benefit Plans". The estimated net prior service costs and net actuarial gains (losses) for the defined benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2014 are $4 million and $39 million, respectively.
We estimate that we will reclassify approximately $6 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
Note 26: Contingencies
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs. In general, they contend that we improperly conditioned price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; and they allege that our software compiler business unfairly preferred Intel microprocessors over competing microprocessors and that, through the use of our compilers and other means, we have caused the dissemination of inaccurate and misleading benchmark results concerning our microprocessors. Based on the procedural posture of the various remaining competition matters, which we describe in subsequent paragraphs, our investment of resources to explain and defend our position has declined as compared to the period 2005-2011. Nonetheless, certain of the matters remain active, and these challenges could continue for a number of years, potentially requiring us to invest additional resources. We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in the remaining proceedings.
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
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC's decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place on July 3 through July 6, 2012. The court's decision is expected in 2014.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain PCs containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master's Report, and a hearing on those objections was held in March 2011. In September 2012, the court ruled that an evidentiary hearing would be necessary to enable the court to rule on the objections to the Special Master's Report, to resolve the motion to certify the class, and to resolve a separate motion to exclude certain testimony and evidence from the MDL plaintiffs' expert. The hearing occurred in July 2013, and we are awaiting the court's decision on the class certification issues.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2013, the court certified a class consisting of approximately 66,000 current or former employees of the seven defendants. This so-called “technical class” consists of a group of current and former technical, creative, and R&D employees at each of the defendants. In January 2014, Intel filed a motion for summary judgment which is scheduled for hearing in March 2014. Trial is scheduled to begin in late May 2014. Given the procedural posture and the nature of this case, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter. We dispute the plaintiffs’ claims and intend to defend the lawsuit vigorously.
Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed an adversary complaint in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of set-off against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for “turnover” under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest based on LOTC's claimed cost of borrowing. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is “non-core” under the Bankruptcy Code. The bankruptcy court granted our motion in its entirety in December 2013. In January 2014, based on the bankruptcy court’s ruling, we filed a motion in the United States District Court for the Southern District of New York requesting that the district court withdraw its reference to the bankruptcy court of plaintiffs’ adversary complaint. Given the procedural posture and the nature of this case, including that discovery has just begun, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter. We believe that we acted in a manner consistent with our contractual rights, and we intend to defend against any claim to the contrary.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

X2Y Attenuators, LLC v. Intel et al
In May 2011, X2Y Attenuators, LLC (X2Y) filed a patent infringement lawsuit in the U.S. District Court for the Western District of Pennsylvania and a complaint with the U.S. International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and two of our customers, Apple and Hewlett-Packard Company, alleging infringement of five patents. X2Y subsequently added a sixth patent to both actions. The district court action is stayed pending resolution of the ITC proceeding. X2Y alleges that at least Intel® Core™ and Intel® Xeon® processor families infringe the asserted patents. X2Y also requests that the ITC issue permanent exclusion and cease-and-desist orders to, among other things, prohibit us from importing these microprocessors and Apple and Hewlett-Packard Company products that incorporate these microprocessors into the United States. In the district court action, X2Y seeks unspecified damages, including enhanced damages for alleged willful infringement, and injunctive relief. On June 13, 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The Administrative Law Judge held a hearing on the remaining three patents in August 2012 and issued an initial determination in December 2012. In the initial determination, the Administrative Law Judge found that Intel, Apple, and Hewlett-Packard Company have not violated Section 337 of the Tariff Act of 1930 because they have not infringed any of the asserted claims of the three patents, and ruled that the asserted claims of two of the patents were invalid. In December 2012, the parties filed petitions for review of the initial determination by the ITC. In February 2013, the ITC determined to review in part the initial determination. On review, the ITC determined to reverse or vacate certain findings, and to terminate the investigation with a finding of no violation. In April 2013, X2Y filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Given the procedural posture and nature of the cases, including the fact that resolution of the appeal of the ITC's decision may materially impact the scope and nature of the proceeding, the fact that monetary damages are not an available remedy in the ITC, and that discovery regarding X2Y’s claimed damages has not commenced in the stayed district court action, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute the claims and intend to defend the lawsuits vigorously.
Note 27: Operating Segments and Geographic Information
Our operating segments in effect as of December 28, 2013, include:

• PC Client Group	• Software and services operating segments:
• Data Center Group	• McAfee
• Other Intel architecture operating segments:	• Wind River Software Group
• Intelligent Systems Group	• Software and Services Group
• Multi-Comm	• All other:
• Phone Group	• Non-Volatile Memory Solutions Group
• Service Provider Group
• Tablet Group
• Netbook Group
• New Devices Group
In 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within DCG to PCCG, as the technology from that portion of the business is primarily used for client connectivity. Prior period amounts have been adjusted retrospectively to reflect this new organization structure.
We reorganized our IMC businesses within the "other Intel architecture" operating segments to segment our focus on the phone business. As part of this reorganization, we separated the feature and entry phone component business into the existing Phone Group operating segment and renamed the remaining business, primarily discrete modems, as the Multi-Comm operating segment.
In May 2013, Brian Krzanich became our CEO and a member of Intel's Board of Directors, succeeding Paul S. Otellini, who retired from the Board and as CEO. Since his appointment as CEO, Mr. Krzanich made management organizational changes which did not result in a change to the businesses comprising our operating segments or to the conclusion that the Chief Operating Decision Maker (CODM) is the CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PCCG and DCG are our reportable operating segments. We also aggregate and disclose the financial results of our non-reportable operating segments within “other Intel architecture operating segments” and “software and services operating segments” as shown in the above operating segments list. Each of these aggregated operating segments does not meet the quantitative thresholds to qualify as a reportable operating segment; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•
PC Client Group. Includes platforms designed for the notebook (including Ultrabook™ devices and 2 in 1 systems), desktop (including all-in-ones and high-end enthusiast PCs), and certain tablet market segments; and wireless and wired connectivity products.

•	Data Center Group. Includes platforms designed for the server, workstation, and storage computing market segments; and wired network connectivity products.

•
Other Intel architecture operating segments. Includes platforms designed for embedded applications for communications, medical, automotive, industrial, retail, and other market segments; mobile components such as baseband processors, radio frequency transceivers, WiFi, Bluetooth®, global navigation satellite system, and power management chips; platforms designed for the tablet market segment; platforms designed for the smartphone market segment; gateway and set-top box components; and platforms designed for the netbook market segment; delivering reference devices and technology platforms ready to be used by customers as well as System-on-Chip architecture specifically designed for wearable and other emerging compute opportunities.

•
Software and services operating segments. Includes software products for endpoint security, network and content security, risk and compliance, and consumer and mobile security from our McAfee business; software optimized products for the embedded and mobile market segments; and software products and services that promote Intel architecture as the platform of choice for software development.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Net revenue and operating income (loss) for each period were as follows:

(In Millions)	2013	2012	2011
Net revenue:
PC Client Group	$33,039	$34,504	$35,624
Data Center Group	11,238	10,511	9,911
Other Intel architecture operating segments	4,092	4,378	5,005
Software and services operating segments	2,502	2,381	1,870
All other	1,837	1,567	1,589
Total net revenue	$52,708	$53,341	$53,999

Operating income (loss):
PC Client Group	$11,827	$13,106	$14,840
Data Center Group	5,164	5,020	5,053
Other Intel architecture operating segments	(2,445)	(1,377)	(577)
Software and services operating segments	1	(11)	(32)
All other	(2,256)	(2,100)	(1,807)
Total operating income	$12,291	$14,638	$17,477
In 2013, Hewlett-Packard Company accounted for 17% of our net revenue (18% in 2012 and 19% in 2011), Dell Inc. accounted for 15% of our net revenue (14% in 2012 and 15% in 2011), and Lenovo Group Limited accounted for 12% of our net revenue (11% in 2012 and 9% in 2011). The majority of the revenue from these customers was from the sale of platforms and other components by the PCCG and the DCG operating segments.
Most of our revenue in the PCCG and DCG operating segments is generated from the sale of platforms.
Net revenue by country for the three years ended December 28, 2013, is based on the billing location of the customer. Certain prior-period amounts have been reclassified to conform to the current year’s presentation. Revenue from unaffiliated customers for each period were as follows:

(In Millions)	2013	2012	2011
Singapore	$10,997	$12,622	$13,626
China (including Hong Kong)	9,890	8,299	7,133
United States	9,091	8,348	9,005
Taiwan	8,888	9,327	8,534
Japan	3,725	4,303	4,538
Other countries	10,117	10,442	11,163
Total net revenue	$52,708	$53,341	$53,999
Revenue from unaffiliated customers outside the U.S. totaled $43.6 billion in 2013 ($45.0 billion in 2012 and $45.0 billion in 2011).
Net property, plant and equipment by country at the end of each period was as follows:

(In Millions)	Dec 28, 2013	Dec 29, 2012	Dec 31, 2011
United States	$23,624	$20,542	$16,448
Ireland	2,986	1,523	1,198
Israel	2,667	3,389	3,356
Other countries	2,151	2,529	2,625
Total property, plant and equipment, net	$31,428	$27,983	$23,627
Net property, plant and equipment outside the U.S. totaled $7.8 billion as of December 28, 2013 ($7.4 billion as of December 29, 2012 and $7.2 billion as of December 31, 2011).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation
We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.
San Jose, California
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation
We have audited Intel Corporation’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Intel Corporation and our report dated February 14, 2014 expressed an unqualified opinion thereon.
San Jose, California
February 14, 2014

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2013 for Quarter Ended (In Millions, Except Per Share Amounts)	December 28	September 28	June 29	March 30
Net revenue	$13,834	$13,483	$12,811	$12,580
Gross margin	$8,571	$8,414	$7,470	$7,066
Net income	$2,625	$2,950	$2,000	$2,045
Basic earnings per common share	$0.53	$0.59	$0.40	$0.41
Diluted earnings per common share	$0.51	$0.58	$0.39	$0.40
Dividends per common share:
Declared	$—	$0.4500	$—	$0.4500
Paid	$0.2250	$0.2250	$0.2250	$0.2250
Market price range common stock[1]:
High	$25.70	$24.25	$25.47	$22.68
Low	$22.48	$21.92	$20.94	$20.23

2012 for Quarter Ended (In Millions, Except Per Share Amounts)	December 29	September 29	June 30	March 31
Net revenue	$13,477	$13,457	$13,501	$12,906
Gross margin	$7,817	$8,515	$8,554	$8,265
Net income	$2,468	$2,972	$2,827	$2,738
Basic earnings per common share	$0.50	$0.59	$0.56	$0.55
Diluted earnings per common share	$0.48	$0.58	$0.54	$0.53
Dividends per common share:
Declared	$—	$0.4500	$—	$0.4200
Paid	$0.2250	$0.2250	$0.2100	$0.2100
Market price range common stock[1]:
High	$22.84	$26.88	$29.18	$28.19
Low	$19.36	$22.54	$25.04	$24.54

[1]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market*. All stock prices are closing prices per The NASDAQ Global Select Market*.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed our internal control over financial reporting as of December 28, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
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
The information in our 2014 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2014 Proxy Statement is incorporated by reference in this section.
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
The information appearing in our 2014 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.
Equity Compensation Plan Information
Information as of December 28, 2013, regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to Be Issued Upon Exercise of Outstanding Options and Rights		(B) Weighted Average Exercise Price of Outstanding Options ($)¹	(C) Number of Shares Remaining Available for Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column A)
2006 Equity Incentive Plan				301.0	[3]
2006 Stock Purchase Plan				216.5
Equity incentive plans approved by stockholders	257.9	[2]	$20.86	517.5
Equity incentive plans not approved by stockholders	11.8	[4]	$24.02	—
Total	269.7	[5]	$21.10	517.5

[1]	The weighted average exercise price does not take into account the shares issuable upon outstanding RSUs vesting, which have no exercise price.

[2]
Includes 116.7 million shares granted under the 2006 Equity Incentive Plan that are issuable upon RSUs vesting, including a maximum of 6.9 million shares that could be issued at the end of the requisite period for outstanding OSUs. The remaining balance consists of outstanding stock option grants.

[3]
If it is assumed that shares will be issued at the target vesting amount for outstanding OSUs, an additional 3.4 million shares would be included in the shares available for future issuance amount for a total of 304.4 million shares, of which 231.2 million shares can be issued as RSUs or restricted stock. A maximum of 517 million shares could be granted as restricted stock or RSUs under the 2006 Equity Incentive Plan.

[4]
Includes shares available upon exercise of stock options granted under our 1997 Stock Option Plan, which was not required to be approved by stockholders. The 1997 Stock Option Plan was terminated as to future grants in May 2004. In addition, this includes 3.1 million shares issuable under outstanding options, with a weighted average exercise price of $15.65, assumed in connection with acquisitions.

[5]
Assumes shares will be issued at the maximum vesting amount for outstanding OSUs. This number reflects a difference from the number of restricted stock units reported in "Note 19: Employee Equity Incentive Plans" to the financial statements in our Annual Report on Form 10-K for the year ended December 28, 2013, which is 3.4 million lower because the financial statement footnote reports restricted stock units outstanding without regard to the number of shares that ultimately may be issued under those awards.

The 1997 Stock Option Plan (1997 Plan) provided for the grant of stock options to employees other than officers and directors. The 1997 Plan, which was not approved by stockholders, was terminated as to future grants in May 2004. The 1997 Plan is administered by the Board’s Compensation Committee, which has the power to determine matters related to outstanding stock option awards under the 1997 Plan, including conditions of vesting and exercise. Stock options granted under the 1997 Plan expire no later than 10 years from the grant date. Stock options granted under the 1997 Plan generally vested in increments over four or five years from the date of grant. Grants to key employees may have contained delayed vesting provisions, generally beginning six years from the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in our 2014 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our 2014 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

Intel, the Intel logo, Intel Core, Intel Atom, Intel Inside, the Intel Inside logo, Iris, Intel vPro, Intel Xeon, Intel Xeon Phi, Itanium, Pentium, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.

* Other names and brands may be claimed as the property of others.

The Bluetooth® word mark is a registered trademark owned by Bluetooth SIG, Inc. and any use of such marks by Intel Corporation is under license.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 28, 2013 (In Millions)	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful receivables
2013	$38	$5	$(5)	$38
2012	$36	$3	$(1)	$38
2011	$28	$8	$—	$36
Valuation allowance for deferred tax assets
2013	$389	$88	$(21)	$456
2012	$373	$77	$(61)	$389
2011	$252	$121	$—	$373
Deductions in allowance for doubtful receivables represent uncollectible accounts written off, net of recoveries.

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
4.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the “Convertible Note Indenture”)	10-K	000-06217	4.2	2/27/2006
4.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/2006
4.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/2008
4.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/2/2009
4.2.6	Second Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.95% Senior Notes due 2016, 3.30% Senior Notes due 2021, and 4.80% Senior Notes due 2041, dated as of September 19, 2011	8-K	000-06217	4.01	9/19/2011
4.2.7	Third Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.35% Senior Notes due 2017, 2.70% Senior Notes due 2022, 4.00% Senior Notes due 2032 and 4.25% Senior Notes due 2042, dated as of December 11, 2012	8-K	000-06217	4.01	12/11/2012
4.2.8	Fourth Supplemental Indenture to Open-Ended Indenture for the Registrant’s 4.25% Senior Notes due 2042, dated as of December 14, 2012	8-K	000-06217	4.01	12/14/2012
10.1**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/1998
10.1.2	Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/2003
10.2**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/2004
10.2.1**	Form of Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/2004
10.2.2**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/2004
10.2.3**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/2004
10.2.4**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/2004
10.2.5**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/2004
10.2.6**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/2005
10.2.7**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/2006

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.2.8**	Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/2006
10.2.9**	Intel Corporation 2004 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/2006
10.2.10**	Intel Corporation 2004 Equity Incentive Plan Terms and Conditions relating to Nonqualified Stock Options granted on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/2006
10.2.11**	Intel Corporation International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/2006
10.3**	Amendment to all Grant Agreements of Restricted Stock Units and Stock Options granted under the Intel Corporation 2006 Equity Incentive Plan, Intel Corporation 2004 Equity Incentive Plan and 1997 Stock Option Plan and are outstanding as of January 15, 2008	10-Q	000-06217	10.5	5/2/2008
10.4**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/2006
10.4.1**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after April 1, 2006 and before May 18, 2006 under the standard RSU program)	8-K	000-06217	10.2	7/6/2006
10.4.2**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 and before January 19, 2008 under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted under the ELTSOP RSU Program)	8-K	000-06217	10.7	7/6/2006
10.4.3**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006 and before January 19, 2008 under the ELTSOP program)	8-K	000-06217	10.8	7/6/2006
10.4.4**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/2006
10.4.5**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the Intel Corporation 2006 Equity Incentive Plan (standard option program)	8-K	000-06217	10.14	7/6/2006
10.4.6**	Intel Corporation Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for options granted after May 17, 2006 and before January 19, 2008 under the standard program)	8-K	000-06217	10.15	7/6/2006
10.4.7**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions relating to Nonqualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the Intel Corporation 2006 Equity Incentive Plan (for options granted under the ELTSOP option program)	8-K	000-06217	10.19	7/6/2006
10.4.8**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/2006
10.4.9**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Non-Qualified Stock Options granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/2007

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.4.10**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2007	8-K	000-06217	10.1	5/16/2007
10.4.11**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini on April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan (under the ELTSOP RSU Program)	8-K	000-06217	99.1	4/17/2008
10.4.12**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Restricted Stock Units granted on and after March 27, 2009 and before January 22, 2010 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06217	10.1	4/30/2009
10.4.13**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 and before January 22, 2010 under the standard OSU program)	10-Q	000-06217	10.2	4/30/2009
10.4.14**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the Intel Corporation 2006 Equity Incentive Plan	10-Q	000-06217	10.3	4/30/2009
10.4.15**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 20, 2009	8-K	000-06217	10.1	5/22/2009
10.4.16**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	8/3/2009
10.4.17**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 and before January 22, 2010 under the OSU program)	10-Q	000-06217	10.2	8/3/2009
10.4.18**	Form of Notice of Grant - Restricted Stock Units	10-Q	000-06217	10.3	8/3/2009
10.4.19**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted to A. Douglas Melamed on January 22, 2010 under the Intel Corporation 2006 Equity Incentive Plan (standard option program)	10-K	000-06217	10.5	2/22/2010
10.4.20**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after January 22, 2010 and before January 20, 2011 under the Intel Corporation Equity Incentive Plan (standard OSU program)	10-K	000-06217	10.48	2/22/2010
10.4.21**	Intel Corporation Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after January 22, 2010 and before January 20, 2011 under the standard OSU program)	10-K	000-06217	10.49	2/22/2010
10.4.22**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after July 1, 2010 and before January 20, 2011 under the OSU program)	10-Q	000-06217	10.1	7/30/2010
10.4.23**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard Management Committee Member-Restricted Stock Unit program)	8-K	000-06217	99.1	1/26/2011
10.4.24**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on and after January 20, 2011 and before January 24, 2012 under the standard OSU program)	8-K	000-06217	99.2	1/26/2011

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.4.25**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 and before January 24, 2012 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	8-K	000-06217	99.3	1/26/2011
10.4.26**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the Intel Corporation 2006 Equity Incentive Plan (standard Management Committee Member -Restricted Stock Unit program)	8-K	000-06217	99.4	1/26/2011
10.4.27**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.1	6/24/2011
10.4.28**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting)	10-K	000-06217	10.56	2/23/2012
10.4.29**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the Intel Corporation 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-K	000-06217	10.57	2/23/2012
10.4.30**	Terms and Conditions of Success Equity Award (CEO performance based RSUs)	10-Q	000-06217	10.1	5/4/2012
10.5**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Non-Qualified Stock Options Granted on April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan	10-Q	000-06217	10.3	5/2/2008
10.6**	Amendment to All Grant Agreements of Restricted Stock Units and Stock Options granted under the Intel Corporation 2006 Equity Incentive Plan (elimination of leave of absence provisions and the addition of the ability to change the grant agreement as laws change)	10-Q	000-06217	10.6	5/2/2008
10.7**	Amendment to the Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting) and the Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the Intel Corporation 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-Q	000-06217	10.1	4/29/2013
10.8**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2013	10-Q	000-06217	10.1	7/29/2013
10.9**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/2007
10.9.1**	Amendment to the Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2012	10-K	000-06217	10.31	2/23/2012
10.9.2**	Intel Corporation 2014 Annual Performance Bonus Plan (amended and restated, effective January 1, 2014)					X
10.10**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/1999
10.11**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10.12**	Listed Officer Compensation	10-Q	000-06217	10.1	5/3/2007
10.13**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective January 1, 2009	S-8	333-172024	99.1	2/2/2011
10.14**	Intel Corporation 2006 Stock Purchase Plan, approved May 17, 2006 and effective July 31, 2006	S-8	333-135178	99.1	6/21/2006

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.14.1**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/2009
10.14.2**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, approved May 19, 2011, effective July 31, 2006	S-8	333-175123	99.2	6/24/2011
10.14.3**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, approved July 19, 2011, effective July 31, 2006	10-Q	000-06217	10.3	8/8/2011
10.15**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/2006
10.16**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10.17	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.18	Agreement and Plan of Merger Among Intel Corporation, Jefferson Acquisition Corporation and McAfee, Inc. dated August 18, 2010	8-K	000-06217	2.1	8/19/2010
10.19	Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.	8-K	000-06217	10.1	1/10/2011
10.20**	Offer Letter from Intel Corporation to A. Douglas Melamed dated November 10, 2009	10-Q	000-06217	10.1	5/9/2011
10.21**	Offer letter from Intel Corporation to Paul S. Otellini effective May 17, 2013	10-Q	000-06217	10.2	7/29/2013
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
21.1	Intel Corporation Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLENE BARSHEFSKY	/S/ JAMES D. PLUMMER
Charlene Barshefsky	James D. Plummer
Director	Director
February 14, 2014	February 14, 2014

/S/ ANDY D. BRYANT	/S/ DAVID S. POTTRUCK
Andy D. Bryant	David S. Pottruck
Chairman of the Board and Director	Director
February 14, 2014	February 14, 2014

/S/ SUSAN L. DECKER	/S/ STACY J. SMITH
Susan L. Decker	Stacy J. Smith
Director	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
February 14, 2014
February 14, 2014

/S/ JOHN J. DONAHOE	/S/ FRANK D. YEARY
John J. Donahoe	Frank D. Yeary
Director	Director
February 14, 2014	February 14, 2014

/S/ REED E. HUNDT	/S/ DAVID B. YOFFIE
Reed E. Hundt	David B. Yoffie
Director	Director
February 14, 2014	February 14, 2014

/S/ BRIAN M. KRZANICH
Brian M. Krzanich
Chief Executive Officer, Director
Principal Executive Officer
February 14, 2014