Form 10-Q
period 2014-03-29
INTEL CORP
filed 2014-04-25
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 18, 2014
Common stock, $0.001 par value	4,978 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 29, 2014	Mar 30, 2013
Net revenue	$12,764	$12,580
Cost of sales	5,151	5,514
Gross margin	7,613	7,066
Research and development	2,846	2,527
Marketing, general and administrative	2,047	1,947
Restructuring and asset impairment charges	137	—
Amortization of acquisition-related intangibles	73	73
Operating expenses	5,103	4,547
Operating income	2,510	2,519
Gains (losses) on equity investments, net	48	(26)
Interest and other, net	112	(50)
Income before taxes	2,670	2,443
Provision for taxes	740	398
Net income	$1,930	$2,045
Basic earnings per common share	$0.39	$0.41
Diluted earnings per common share	$0.38	$0.40
Cash dividends declared per common share	$0.45	$0.45
Weighted average common shares outstanding:
Basic	4,974	4,948
Diluted	5,117	5,080
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In Millions)	Mar 29, 2014	Mar 30, 2013
Net income	$1,930	$2,045
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	(77)	173
Change in net deferred tax asset valuation allowance	(2)	—
Change in net unrealized holding gains (losses) on derivatives	14	(156)
Change in net prior service costs	(42)	1
Change in actuarial valuation	(2)	34
Change in net foreign currency translation adjustment	22	(63)
Other comprehensive income (loss)	(87)	(11)
Total comprehensive income	$1,843	$2,034
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Mar 29, 2014	Dec 28, 2013
Assets
Current assets:
Cash and cash equivalents	$4,777	$5,674
Short-term investments	5,234	5,972
Trading assets	9,035	8,441
Accounts receivable, net	3,505	3,582
Inventories	3,763	4,172
Deferred tax assets	2,507	2,594
Other current assets	1,733	1,649
Total current assets	30,554	32,084

Property, plant and equipment, net of accumulated depreciation of $42,791 ($41,988 as of December 28, 2013)	32,502	31,428
Marketable equity securities	6,085	6,221
Other long-term investments	1,765	1,473
Goodwill	10,617	10,513
Identified intangible assets, net	4,963	5,150
Other long-term assets	5,446	5,489
Total assets	$91,932	$92,358

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$36	$281
Accounts payable	3,010	2,969
Accrued compensation and benefits	1,979	3,123
Accrued advertising	1,019	1,021
Deferred income	2,171	2,096
Other accrued liabilities	5,337	4,078
Total current liabilities	13,552	13,568

Long-term debt	13,172	13,165
Long-term deferred tax liabilities	4,302	4,397
Other long-term liabilities	2,868	2,972
Contingencies (Note 19)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,972 shares issued and outstanding (4,967 as of December 28, 2013)	22,166	21,536
Accumulated other comprehensive income (loss)	1,156	1,243
Retained earnings	34,716	35,477
Total stockholders’ equity	58,038	58,256
Total liabilities and stockholders’ equity	$91,932	$92,358
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In Millions)	Mar 29, 2014	Mar 30, 2013
Cash and cash equivalents, beginning of period	$5,674	$8,478
Cash flows provided by (used for) operating activities:
Net income	1,930	2,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,720	1,682
Share-based compensation	283	295
Restructuring and asset impairment charges	137	—
Excess tax benefit from share-based payment arrangements	(7)	(1)
Amortization of intangibles	287	382
(Gains) losses on equity investments, net	(48)	26
Deferred taxes	(25)	(56)
Changes in assets and liabilities:
Accounts receivable	78	293
Inventories	405	372
Accounts payable	(95)	(17)
Accrued compensation and benefits	(1,229)	(1,370)
Income taxes payable and receivable	200	257
Other assets and liabilities	(135)	377
Total adjustments	1,571	2,240
Net cash provided by operating activities	3,501	4,285

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,689)	(2,174)
Acquisitions, net of cash acquired	(108)	(98)
Purchases of available-for-sale investments	(2,509)	(3,475)
Sales of available-for-sale investments	174	304
Maturities of available-for-sale investments	2,913	1,711
Purchases of trading assets	(3,225)	(5,191)
Maturities and sales of trading assets	2,693	3,558
Collection of loans receivable	8	8
Investments in non-marketable equity investments	(144)	(35)
Return of equity method investments	—	13
Purchases of licensed technology and patents	—	(33)
Proceeds from divestitures	150	—
Other investing	(12)	95
Net cash used for investing activities	(2,749)	(5,317)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(245)	(224)
Excess tax benefit from share-based payment arrangements	7	1
Proceeds from sales of shares through employee equity incentive plans	479	465
Repurchase of common stock	(572)	(559)
Payment of dividends to stockholders	(1,119)	(1,114)
Other financing	(200)	(307)
Net cash used for financing activities	(1,650)	(1,738)

Effect of exchange rate fluctuations on cash and cash equivalents	1	(10)

Net increase (decrease) in cash and cash equivalents	(897)	(2,780)

Cash and cash equivalents, end of period	$4,777	$5,698

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$571	$200
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 28, 2013. We have reclassified certain prior period amounts to conform with current period presentation.
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2013.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis at the end of each period were as follows:

	March 29, 2014				December 28, 2013
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$154	$1,855	$—	$2,009	$154	$1,920	$—	$2,074
Financial institution instruments	173	1,763	—	1,936	887	1,190	—	2,077
Government debt	—	125	—	125	—	269	—	269
Reverse repurchase agreements	—	150	—	150	—	400	—	400
Short-term investments:
Corporate debt	269	1,250	19	1,538	274	1,374	19	1,667
Financial institution instruments	167	2,315	—	2,482	194	2,895	—	3,089
Government debt	368	846	—	1,214	183	1,033	—	1,216
Trading assets:
Asset-backed securities	—	757	26	783	—	684	4	688
Corporate debt	2,450	635	—	3,085	2,161	628	—	2,789
Financial institution instruments	1,194	450	—	1,644	1,188	418	—	1,606
Government debt	1,638	1,885	—	3,523	1,625	1,733	—	3,358
Other current assets:
Derivative assets	12	230	—	242	48	309	—	357
Loans receivable	—	257	—	257	—	103	—	103
Marketable equity securities	6,085	—	—	6,085	6,221	—	—	6,221
Other long-term investments:
Asset-backed securities	—	—	9	9	—	—	9	9
Corporate debt	463	458	27	948	228	270	27	525
Financial institution instruments	131	330	—	461	90	402	—	492
Government debt	168	179	—	347	259	188	—	447
Other long-term assets:
Derivative assets	—	5	30	35	—	7	29	36
Loans receivable	—	556	—	556	—	702	—	702
Total assets measured and recorded at fair value	$13,272	$14,046	$111	$27,429	$13,512	$14,525	$88	$28,125
Liabilities
Other accrued liabilities:
Derivative liabilities	$7	$355	$—	$362	$—	$372	$—	$372
Other long-term liabilities:
Derivative liabilities	—	47	—	47	—	50	—	50
Total liabilities measured and recorded at fair value	$7	$402	$—	$409	$—	$422	$—	$422
Government debt includes instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Financial institution instruments include instruments such as bank deposits, commercial paper, floating and fixed rate bonds, and money market funds.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first three months of 2014, we transferred approximately $230 million of corporate debt, government debt, and financial institution instruments from Level 2 to Level 1 of the fair value hierarchy, primarily based on greater market activity for the underlying securities. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Investments in Debt Instruments
Debt instruments reflected in the preceding table include investments such as asset-backed securities, corporate debt, financial institution instruments, government debt, and reverse repurchase agreements classified as cash equivalents. We classify our debt instruments as Level 2 when we use observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price the debt investments using our own models, such as a discounted cash flow model, or non-binding market consensus prices based on the proprietary valuation models of pricing providers or brokers. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists, quoted market prices for similar instruments, or pricing models such as a discounted cash flow model. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and unobservable market inputs that we consider to be not significant. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. All significant inputs are derived from or corroborated with observable market data.
Debt instruments classified as Level 3, are classified as such because the fair values are generally derived from discounted cash flow models, performed either by us or our pricing providers, using inputs that we are unable to corroborate with observable market data. We monitor and review the inputs and results of these valuation models to ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of March 29, 2014, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section that follows.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of March 29, 2014, were $38 million during the first three months of 2014 ($14 million during the first three months of 2013 on non-marketable equity investments held as of March 30, 2013).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On a quarterly basis, we measure the fair value of our grants receivable, cost method loans receivable, non-marketable cost method investments, reverse repurchase agreements with original maturities greater than approximately three months, and indebtedness carried at amortized cost; however, the assets are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	March 29, 2014
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$569	$—	$576	$—	$576
Loans receivable	$259	$—	$250	$9	$259
Non-marketable cost method investments	$1,285	$—	$—	$2,120	$2,120
Reverse repurchase agreements	$432	$—	$432	$—	$432
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$13,172	$11,224	$2,714	$—	$13,938
NVIDIA Corporation cross-license agreement liability	$389	$—	$397	$—	$397

	December 28, 2013
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$416	$—	$481	$—	$481
Loans receivable	$267	$—	$250	$17	$267
Non-marketable cost method investments	$1,270	$—	$—	$2,105	$2,105
Reverse repurchase agreements	$400	$—	$400	$—	$400
Short-term debt	$24	$—	$24	$—	$24
Long-term debt	$13,165	$10,937	$2,601	$—	$13,538
NVIDIA Corporation cross-license agreement liability	$587	$—	$597	$—	$597
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of March 29, 2014 and December 28, 2013, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $813 million as of March 29, 2014 ($805 million as of December 28, 2013). The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 or better for a substantial majority of our loans receivable and reverse repurchase agreements as of March 29, 2014.
As of March 29, 2014 and December 28, 2013, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable cost method investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the lack of marketability of the investments.
The carrying amount and fair value of short-term debt exclude drafts payable.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and is therefore classified as Level 1. The fair value of our convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable securities, subordination discount, and credit-rating changes, and is therefore classified as Level 2.
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of March 29, 2014 and December 28, 2013, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.
Note 3: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Mar 29, 2014	Dec 28, 2013
Available-for-sale investments	$17,154	$18,086
Cash	557	854
Equity method investments	1,107	1,038
Loans receivable	1,072	1,072
Non-marketable cost method investments	1,285	1,270
Reverse repurchase agreements	582	800
Trading assets	9,035	8,441
Total cash and investments	$30,792	$31,561
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	March 29, 2014				December 28, 2013
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$10	$1	$(2)	$9	$11	$—	$(2)	$9
Corporate debt	4,482	15	(2)	4,495	4,254	15	(3)	4,266
Financial institution instruments	4,874	6	(1)	4,879	5,654	5	(1)	5,658
Government debt	1,686	—	—	1,686	1,932	1	(1)	1,932
Marketable equity securities	3,321	2,764	—	6,085	3,340	2,881	—	6,221
Total available-for-sale investments	$14,373	$2,786	$(5)	$17,154	$15,191	$2,902	$(7)	$18,086
Government debt includes instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Financial institution instruments include instruments such as bank deposits, commercial paper, floating and fixed rate bonds, and money market funds. Bank deposits were primarily issued by institutions outside the U.S. as of March 29, 2014 and December 28, 2013.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 18: Other Comprehensive Income (Loss)".
We sold available-for-sale investments for proceeds of $174 million in the first three months of 2014 ($304 million in the first three months of 2013). The gross realized gains on sales of available-for-sale investments were $67 million in the first three months of 2014.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of March 29, 2014, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$8,703	$8,722
Due in 1–2 years	1,007	1,006
Due in 2–5 years	750	751
Instruments not due at a single maturity date	592	590
Total	$11,052	$11,069
Instruments not due at a single maturity date in the preceding table primarily include government debt and corporate debt.
Equity Method Investments
IM Flash Technologies, LLC
Micron Technology, Inc. (Micron) and Intel formed IM Flash Technologies, LLC (IMFT) in 2007 to manufacture NAND flash memory products for Micron and Intel. During 2012, we amended the operating agreement for IMFT and entered into agreements with Micron that modified our joint venture relationship. The amended operating agreement extended the term of IMFT to 2024, unless earlier terminated under certain terms and conditions, and provides that IMFT may manufacture certain emerging memory technologies in addition to NAND flash memory. Additionally, the amended agreement provides for certain rights that, beginning in 2015, will enable us to sell to Micron, or enable Micron to purchase from us, our interest in IMFT. If Intel exercises this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years. The agreements with Micron include a supply agreement for Micron to supply us with NAND flash memory products. The agreements also extend and expand our NAND joint development program with Micron to include emerging memory technologies.
As of March 29, 2014, we own a 49% interest in IMFT. The carrying value of our investment was $656 million as of March 29, 2014 ($646 million as of December 28, 2013) and is classified within other long-term assets.
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $105 million during the first three months of 2014 (approximately $100 million during the first three months of 2013). The amount due to IMFT for product purchases and services provided was approximately $100 million as of March 29, 2014 (approximately $75 million as of December 28, 2013).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $656 million as of March 29, 2014. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of March 29, 2014. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.
Trading Assets
As of March 29, 2014 and December 28, 2013, all of our trading assets were marketable debt instruments. Net gains related to trading assets still held at the reporting date were $79 million in the first three months of 2014 (net losses of $163 million in the first three months of 2013). Net losses on the related derivatives were $82 million in the first three months of 2014 (net gains of $164 million in the first three months of 2013).

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

(In Millions)	Mar 29, 2014	Dec 28, 2013
Raw materials	$463	$458
Work in process	1,803	1,998
Finished goods	1,497	1,716
Total inventories	$3,763	$4,172
Note 5: Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and, to a lesser extent, equity market risk, commodity price risk, and credit risk. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. Generally our master netting agreements allow for net settlement in case of certain triggering events such as bankruptcy or default of one of the counterparties to the transaction. We may also elect to exchange cash collateral with certain of our counterparties on a regular basis. For presentation on our consolidated condensed balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements.
Currency Exchange Rate Risk
We are exposed to currency exchange rate risk and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the euro, the Japanese yen, the Israeli shekel, and the Chinese yuan. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. We may also hedge currency risk arising from funding foreign currency denominated forecasted investments. These programs reduce, but do not eliminate, the impact of currency exchange movements.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 29, 2014	Dec 28, 2013	Mar 30, 2013
Currency forwards	$11,729	$13,404	$13,141
Currency interest rate swaps	4,795	4,377	3,464
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,311	1,377	1,041
Total return swaps	989	914	859
Other	60	67	82
Total	$22,484	$23,739	$22,187
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Mar 29, 2014	Dec 28, 2013	Mar 30, 2013
British pound sterling	$487	$549	$422
Chinese yuan	1,291	1,116	572
Euro	6,199	6,874	6,800
Israeli shekel	1,878	2,244	1,974
Japanese yen	3,542	4,116	3,854
Malaysian ringgit	524	506	520
Swiss franc	1,256	1,189	1,312
Other	1,347	1,187	1,151
Total	$16,524	$17,781	$16,605

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	March 29, 2014				December 28, 2013
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$86	$—	$53	$1	$114	$1	$118	$2
Other	—	—	3	—	—	—	—	—
Total derivatives designated as hedging instruments	$86	$—	$56	$1	$114	$1	$118	$2
Derivatives not designated as hedging instruments:
Currency forwards	$36	$—	$80	$—	$66	$—	$63	$—
Currency interest rate swaps	104	5	197	32	124	6	163	29
Embedded debt derivatives	—	—	—	14	—	—	—	19
Interest rate swaps	4	—	22	—	5	—	28	—
Total return swaps	12	—	7	—	48	—	—	—
Other	—	30	—	—	—	29	—	—
Total derivatives not designated as hedging instruments	$156	$35	$306	$46	$243	$35	$254	$48
Total derivatives	$242	$35	$362	$47	$357	$36	$372	$50

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Amounts Offset in the Consolidated Condensed Balance Sheets
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	March 29, 2014
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$221	$—	$221	$(158)	$(9)	$54
Reverse repurchase agreements	582	—	582	—	(582)	—
Total assets	$803	$—	$803	$(158)	$(591)	$54
Liabilities:
Derivative liabilities subject to master netting arrangements	$391	$—	$391	$(158)	$(181)	$52
Total liabilities	$391	$—	$391	$(158)	$(181)	$52

	December 28, 2013
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$325	$—	$325	$(158)	$(3)	$164
Reverse repurchase agreements	800	—	800	—	(800)	—
Total assets	$1,125	$—	$1,125	$(158)	$(803)	$164
Liabilities:
Derivative liabilities subject to master netting arrangements	$401	$—	$401	$(158)	$(32)	$211
Total liabilities	$401	$—	$401	$(158)	$(32)	$211

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2014	Mar 30, 2013
Currency forwards	$35	$(236)
Other	(2)	1
Total	$33	$(235)
Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing, were insignificant during all periods presented in the preceding tables. Additionally, for all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges, which arises when forecasted transactions are probable of not occurring.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 18: Other Comprehensive Income (Loss)."
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 29, 2014	Mar 30, 2013
Currency forwards	Interest and other, net	$(15)	$56
Currency interest rate swaps	Interest and other, net	(54)	100
Total return swaps	Various	13	48
Other	Gains (losses) on equity investments, net	1	2
Total		$(55)	$206
Note 6: Acquisitions
During the first three months of 2014, we completed two acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $108 million, most of which was allocated to goodwill. See “Note 8: Goodwill” for information on the assignment of goodwill to our operating segments. The completed acquisitions in the first three months of 2014, both individually and in the aggregate, were not significant to our results of operations.
Note 7: Divestitures
During the first quarter of 2014, we completed the divestiture of our Intel Media assets, a business division dedicated to the development of cloud TV products and services, to Verizon Communications Inc. As a result of the transaction, we received aggregate net cash consideration of $150 million, presented within investing activities on the consolidated condensed statements of cash flows, and recognized a gain within interest and other, net on the consolidated condensed statements of income.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Goodwill
Goodwill activity for the first three months of 2014 was as follows:

(In Millions)	Dec 28, 2013	Additions Due to Acquisitions	Transfers	Effect of Exchange Rate Fluctuations and Other	Mar 29, 2014
PC Client Group	$3,058	$—	$—	$—	$3,058
Data Center Group	1,831	8	138	—	1,977
Internet of Things Group	—	—	428	—	428
Mobile and Communications Group	—	—	631	—	631
Other Intel architecture operating segments	1,075	—	(1,075)	—	—
Software and services operating segments	4,549	—	(140)	23	4,432
All other	—	91	18	(18)	91
Total	$10,513	$99	$—	$5	$10,617
In the first quarter of 2014, we formed the Internet of Things Group and we changed our organizational structure to align with our critical objectives, which included the addition of Mobile and Communication Group as a reportable operating segment. For further information see "Note 20: Operating Segments Information." Due to this reorganization, goodwill was allocated from our prior reporting units to our new reporting units, as shown in the preceding table within "transfers." The allocation was based on the fair value of each business group within its original reporting unit relative to the fair value of that reporting unit.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	March 29, 2014
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,932	$(1,841)	$1,091
Acquisition-related customer relationships	1,766	(901)	865
Acquisition-related trade names	65	(47)	18
Licensed technology and patents	3,088	(1,017)	2,071
Identified intangible assets subject to amortization	7,851	(3,806)	4,045
Acquisition-related trade names	821	—	821
Other intangible assets	97	—	97
Identified intangible assets not subject to amortization	918	—	918
Total identified intangible assets	$8,769	$(3,806)	$4,963

	December 28, 2013
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,922	$(1,691)	$1,231
Acquisition-related customer relationships	1,760	(828)	932
Acquisition-related trade names	65	(44)	21
Licensed technology and patents	3,093	(974)	2,119
Identified intangible assets subject to amortization	7,840	(3,537)	4,303
Acquisition-related trade names	818	—	818
Other intangible assets	29	—	29
Identified intangible assets not subject to amortization	847	—	847
Total identified intangible assets	$8,687	$(3,537)	$5,150
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
Amortization expenses for each period were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2014	Mar 30, 2013
Acquisition-related developed technology	$146	$140
Acquisition-related customer relationships	70	70
Acquisition-related trade names	3	3
Licensed technology and patents	68	66
Other intangible assets	—	103
Total amortization expenses	$287	$382

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on identified intangible assets that are subject to amortization as of March 29, 2014, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2014	2015	2016	2017	2018
Acquisition-related developed technology	$434	$303	$211	$63	$41
Acquisition-related customer relationships	200	252	234	142	29
Acquisition-related trade names	7	8	3	—	—
Licensed technology and patents	203	254	239	200	159
Total future amortization expenses	$844	$817	$687	$405	$229
Note 10: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Mar 29, 2014	Dec 28, 2013
Equity method investments	$1,107	$1,038
Non-marketable cost method investments	1,285	1,270
Non-current deferred tax assets	449	434
Loans receivable	806	952
Prepayments for property, plant and equipment	457	521
Other	1,342	1,274
Total other long-term assets	$5,446	$5,489
During the first three months of 2014, we received equipment that was prepaid in 2010 and 2011. Upon receipt of the equipment, we transferred $117 million from other long-term assets to property, plant and equipment. We recognized the prepayments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment in 2010 and 2011, and the receipt of the equipment is reflected as a non-cash transaction in the current period.
Note 11: Restructuring and Asset Impairment Charges
In response to the current business environment, beginning in the third quarter of 2013, management approved several restructuring actions including targeted workforce reductions as well as exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts, which we expect to cease production by the end of 2014. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the changing market.
Restructuring and asset impairment charges for each period were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2014	Mar 30, 2013
Employee severance and benefit arrangements	$137	$—
Asset impairments	—	—
Total restructuring and asset impairment charges	$137	$—

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The restructuring and asset impairment activity for first three months of 2014 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
Additional accruals	139	—	139
Adjustments	(2)	—	(2)
Cash payments	(57)	—	(57)
Accrued restructuring balance as of March 29, 2014	$263	$—	$263
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. The charges incurred during the first three months of 2014 included $137 million related to employee severance and benefit arrangements, which impacted approximately 2,200 employees. The accrued restructuring balance as of March 29, 2014 relates to employee severance and benefits which are expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheets.
Since the third quarter of 2013, we have incurred a total of $377 million in restructuring and asset impairment charges. These charges included a total of $338 million related to employee severance and benefit arrangements for approximately 6,100 employees, and $39 million in asset impairment charges.
We may incur additional charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities, as we continue to align our resources to meet the needs of the business.
Note 12: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Mar 29, 2014	Dec 28, 2013
Deferred income on shipments of components to distributors	$928	$852
Deferred income from software and services operating segments	1,243	1,244
Current deferred income	2,171	2,096
Non-current deferred income from software and services operating segments	482	506
Total deferred income	$2,653	$2,602
We classify non-current deferred income from the software and services operating segments in other long-term liabilities.
Note 13: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 719 million shares of common stock are available for issuance as equity awards to employees and non-employee directors through June 2016. A maximum of 517 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of March 29, 2014, 305 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, stockholders made 373 million shares of common stock available for issuance through August 2016. As of March 29, 2014, 206 million shares were available for issuance under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restricted Stock Unit Awards
Information with respect to outstanding restricted stock unit (RSU) activity in the first three months of 2014 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 28, 2013	113.3	$22.47
Granted	3.6	$26.28
Vested	(3.1)	$23.06
Forfeited	(2.7)	$22.44
March 29, 2014	111.1	$22.58
As of March 29, 2014, 3.2 million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Information with respect to outstanding stock option activity in the first three months of 2014 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 28, 2013	153.0	$21.10
Granted	0.5	$25.08
Exercised	(13.9)	$19.26
Cancelled and forfeited	(1.3)	$23.48
Expired	(0.3)	$31.34
March 29, 2014	138.0	$21.26
Options exercisable as of:
December 28, 2013	111.5	$20.25
March 29, 2014	102.3	$20.37
Stock Purchase Plan
Employees purchased 10.7 million shares in the first three months of 2014 for $212 million (11.1 million shares in the first three months of 2013 for $200 million) under the 2006 Stock Purchase Plan.
Note 14: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in October 2005, and subsequently amended, to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of March 29, 2014, $2.6 billion remained available for repurchase under the existing repurchase authorization limit. During the first three months of 2014, we repurchased 22.1 million shares of common stock at a cost of $545 million (25.2 million shares of common stock at a cost of $533 million during the first three months of 2013). We have repurchased 4.4 billion shares at a cost of $92 billion since the program began in 1990.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 15: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2014	Mar 30, 2013
Share of equity method investee losses, net	$(11)	$(23)
Impairment charges	(38)	(17)
Gains on sales, net	71	4
Other, net	26	10
Total gains (losses) on equity investments, net	$48	$(26)
Note 16: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2014	Mar 30, 2013
Interest income	$35	$23
Interest expense	(37)	(73)
Other, net	114	—
Total interest and other, net	$112	$(50)
Interest expense in the preceding table is net of $77 million of interest capitalized in the first three months of 2014 ($54 million in the first three months of 2013).
During the first quarter of 2014, we completed the divestiture of our Intel Media assets. As a result of the transaction, we recognized a gain within "other, net" in the preceding table. For further information, see "Note 7: Divestitures."
Note 17: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 29, 2014	Mar 30, 2013
Net income available to common stockholders	$1,930	$2,045
Weighted average common shares outstanding—basic	4,974	4,948
Dilutive effect of employee equity incentive plans	76	78
Dilutive effect of convertible debt	67	54
Weighted average common shares outstanding—diluted	5,117	5,080
Basic earnings per common share	$0.39	$0.41
Diluted earnings per common share	$0.38	$0.40
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for our 2005 junior subordinated convertible debentures. However, as our 2009 junior subordinated convertible debentures (2009 debentures) require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares are determined by applying the treasury stock method.
During the first three months of 2014, we excluded 33 million outstanding stock options and restricted stock units from the computation of diluted earnings per common share because these would have been antidilutive (62 million for the first three months of 2013). These options could potentially be included in the diluted earnings per common share calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
In the first three months of 2014, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. In the first three months of 2013, we excluded the 2009 debentures from the calculation of diluted earnings per common share because these would have been antidilutive. We could potentially exclude the 2009 debentures again in the future if the average market price is below the conversion price.
Note 18: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first three months of 2014 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 28, 2013	$1,882	$67	$4	$(14)	$(602)	$(94)	$1,243
Other comprehensive income before reclassifications	(55)	—	33	(49)	(11)	25	(57)
Amounts reclassified out of accumulated other comprehensive income	(63)	—	(12)	1	10	—	(64)
Tax effects	41	(2)	(7)	6	(1)	(3)	34
Other comprehensive income (loss)	(77)	(2)	14	(42)	(2)	22	(87)
March 29, 2014	$1,805	$65	$18	$(56)	$(604)	$(72)	$1,156

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, for each period were as follows:

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
Comprehensive Income Components	Income Before Taxes Impact (In Millions)		Location
Unrealized holding gains (losses) on available-for-sale investments:
	$2	$3	Interest and other, net
	61	1	Gains (losses) on equity investments, net
	63	4
Unrealized holding gains (losses) on derivatives:
Currency forwards	2	—	Cost of sales
	8	3	Research and development
	2	(1)	Marketing, general and administrative
	12	2
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(1)	(1)
Actuarial gains (losses)	(10)	(25)
	(11)	(26)
Total amounts reclassified out of accumulated other comprehensive income	$64	$(20)
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 28, 2013.
We estimate that we will reclassify approximately $9 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
Note 19: Contingencies
Legal Proceedings
We are a party to various legal proceedings, including those noted in this section. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. Were unfavorable outcomes to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Except as specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.

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
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC's decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place on July 3 through July 6, 2012. The court's decision is expected in mid-2014.
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
In re High Tech Employee Antitrust Litigation
Between May and July 2011, former employees of Intel, Adobe Systems Incorporated, Apple Inc., Google Inc., Intuit Inc., Lucasfilm Ltd., and Pixar filed antitrust class action lawsuits in the California Superior Courts alleging that these companies had entered into a conspiracy to suppress the compensation of their employees. The lawsuits were removed to the United States District Court for the Northern District of California, and in September 2011 the plaintiffs filed a consolidated amended complaint, captioned In re High Tech Employee Antitrust Litigation. The plaintiffs’ allegations reference the 2009 and 2010 investigation by the Department of Justice (DOJ) into employment practices in the technology industry, as well as the DOJ’s complaints and subsequent stipulated final judgments with the seven companies named as defendants in the lawsuits. The plaintiffs allege that the defendants entered into certain unlawful agreements not to cold call employees of particular other defendants and that there was an overarching conspiracy among the defendants. Plaintiffs assert one such agreement specific to Intel, namely that Intel and Google entered into an agreement starting in 2005, not to cold call each other's employees. Plaintiffs assert claims under Section 1 of the Sherman Antitrust Act and Section 4 of the Clayton Antitrust Act and seek a declaration that the defendants’ alleged actions violated the antitrust laws, damages trebled as provided for by law under the Sherman Act or Clayton Act, restitution and disgorgement, and attorneys’ fees and costs.
In October 2013, the court certified a class consisting of approximately 65,000 current or former employees of the seven defendants and set the matter for trial in late May 2014. The so-called “technical class” consists of a group of current and former technical, creative, and research and development employees at each of the defendants. In January 2014, Intel filed a motion for summary judgment, which the court denied in March 2014.
In April 2014, Intel, Adobe, Apple, and Google reached a tentative agreement with plaintiffs to settle this lawsuit, subject to completion and court approval of a written settlement agreement. We continue to dispute the plaintiffs’ claims, but have tentatively agreed to settle to avoid the uncertainties, expenses, and diversion of resources from continued litigation. Our operating expenses for the first quarter of 2014 reflect an accrual for this proceeding, and we believe reasonably possible losses in excess of the accrual amount are not material to our financial statements.
In re Intel Corporation Shareholder Derivative Litigation
In March 2014, the Police Retirement System of St. Louis filed a stockholder derivative action in the Superior Court of California in Santa Clara County Superior Court of California in Santa Clara County against the members of our Board of Directors, certain former Board members, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, alleged antitrust violations, as described in the In re High Tech Employee Antitrust Litigation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In April 2014, the two actions were consolidated by the court into one case, captioned In re Intel Corporation Shareholder Derivative Litigation. We deny the allegations in these derivative suits and intend to defend the lawsuits vigorously.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed an adversary complaint in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of set-off against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for “turnover” under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest based on LOTC's claimed cost of borrowing. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is “non-core” under the Bankruptcy Code. The bankruptcy court granted our motion in its entirety in December 2013. In January 2014, based on the bankruptcy court’s ruling, we filed a motion in the United States District Court for the Southern District of New York requesting that the district court withdraw its reference to the bankruptcy court of plaintiffs’ adversary complaint. Given the procedural posture and the nature of this case, including that discovery is still in process, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter. We believe that we acted in a manner consistent with our contractual rights, and we intend to defend against any claim to the contrary.
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
Oregon Air Permit Matter
In April 2014, we entered into a Mutual Agreement and Order (MAO) with the Oregon Department of Environmental Quality (ODEQ) regarding a fluoride emissions issue that Intel discovered and reported to ODEQ in early 2012. The MAO alleges that we failed to comply with a number of application and reporting requirements over several years. The MAO sets a fine that is not material to our financial results and, among other things, requires us to obtain a proper air permit and test and report fluoride site emissions periodically.
Note 20: Operating Segments Information
Our operating segments in effect as of March 29, 2014 include:

• PC Client Group	• All other
• Data Center Group	• Non-Volatile Memory Solutions Group
• Internet of Things Group	• Netbook Group
• Mobile and Communications Group	• New Devices Group
• Software and services operating segments
• McAfee
• Software and Services Group
In the first three months of 2014, we formed the Internet of Things Group, which includes platforms and software-optimized for the Internet of Things market segment. Additionally, we changed our organizational structure to align with our critical objectives, which changed information that our Chief Operating Decision Maker (CODM) reviews for purposes of allocating resources and assessing performance. After the reorganization, we have nine operating segments: PC Client Group (PCCG), Data Center Group (DCG), Internet of Things Group (IOTG), Mobile and Communication Group (MCG), McAfee, Software and Services Group, Non-Volatile Memory Solutions Group, Netbook Group, and New Devices Group. All prior-period amounts have been adjusted retrospectively to reflect these operating segment changes, as well as other minor reorganizations.
The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

PCCG, DCG, and MCG are our reportable operating segments. IOTG and the aggregated “software and services operating segments” as shown in the preceding operating segment list, do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. Our Non-Volatile Memory Solutions Group, Netbook Group, and New Devices Group operating segments do not meet the quantitative thresholds to qualify as reportable segments and their combined results are included within the “all other” category.

Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•
PC Client Group. Includes platforms designed for the notebook (including Ultrabook™ devices and 2 in 1 systems) and the desktop (including all-in-ones and high-end enthusiast PCs); wireless and wired connectivity products; as well as home gateway and set-top box components.

•	Data Center Group. Includes platforms designed for the server, workstation, networking, and storage computing market segments.

•
Internet of Things Group. Includes platforms designed for embedded applications for medical, automotive, industrial, retail, and other market segments; as well as software-optimized products for the embedded and mobile market segments.

•
Mobile and Communications Group. Includes platforms designed for the tablet and smartphone market segments; and mobile communications components such as baseband processors, radio frequency transceivers, Wi-Fi, Bluetooth® technology, global navigation satellite systems, and power management chips.

•
Software and services operating segments. Includes software products for endpoint security, network and content security, risk and compliance, and consumer and mobile security from our McAfee business, and software products and services that promote Intel architecture as the platform of choice for software development.

We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below.
The “all other” category includes revenue, expenses, and charges such as:

•	results of operations from our Non-Volatile Memory Solutions Group, Netbook Group, and New Devices Group;

•	amounts included within restructuring and asset impairment charges;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	divested businesses for which discrete operating results are not regularly reviewed by our CODM;

•	results of operations of startup businesses that support our initiatives, including our foundry business; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2014	Mar 30, 2013
Net revenue:
PC Client Group	$7,941	$8,054
Data Center Group	3,087	2,777
Internet of Things Group	482	365
Mobile and Communications Group	156	404
Software and services operating segments	553	520
All other	545	460
Total net revenue	$12,764	$12,580
Operating income (loss):
PC Client Group	$2,802	$2,488
Data Center Group	1,317	1,144
Internet of Things Group	123	67
Mobile and Communications Group	(929)	(703)
Software and services operating segments	(7)	(6)
All other	(796)	(471)
Total operating income	$2,510	$2,519

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three months ended March 29, 2014 to the three months ended March 30, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 28, 2013. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of April 25, 2014.
Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q1 2014	Q4 2013	Change	Q1 2014	Q1 2013	Change
Net revenue	$12,764	$13,834	$(1,070)	$12,764	$12,580	$184
Gross margin	$7,613	$8,571	$(958)	$7,613	$7,066	$547
Gross margin percentage	59.6%	62.0%	(2.4)%	59.6%	56.2%	3.4%
Operating income	$2,510	$3,549	$(1,039)	$2,510	$2,519	$(9)
Net income	$1,930	$2,625	$(695)	$1,930	$2,045	$(115)
Diluted earnings per common share	$0.38	$0.51	$(0.13)	$0.38	$0.40	$(0.02)
Our Q1 2014 revenue of $12.8 billion was down 8% sequentially, in line with our expectations, and up 1% from a year ago. We are seeing continued signs of stabilization in the PC business as unit sales grew year-over-year for the second quarter in a row, with improvements in our enterprise client sales being partially offset by continued softness in consumer purchases. Our PC Client Group (PCCG) platform average selling prices declined 3% on a year-over-year basis. Additionally, the Data Center Group (DCG) continues to benefit from growth in Internet cloud computing and networking with continued strengthening of the enterprise market segments. For Q2 2014, we are forecasting revenue of $13.0 billion, plus or minus $500 million, which is a 2% increase from Q1 2014 and in line with the average seasonal increase. For the full year 2014, we continue to anticipate revenues to be approximately flat to 2013. We expect PCCG revenue to decline in the mid-single digits and DCG revenue to grow in the low double digits.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our gross margin percentage in Q1 2014 declined sequentially on higher pre-qualification product costs on our 5th generation Intel® Core™ processor family (code-named “Broadwell”). Lower sell-through of previously qualified units and lower platform unit sales also contributed to the decrease. These decreases were partially offset by lower factory start-up costs. Gross margin percentage for Q2 2014 is expected to be approximately three percentage points higher when compared to Q1 2014 due to lower factory start-up costs as we ramp our next generation 14-nanometer (nm) process technology. In addition, we expect higher platform unit sales and lower platform pre-qualification product costs as we qualify our first 14nm products. These increases are partially offset by the increase in tablet volume and the related cash consideration provided to our customers to meet competition by offsetting a higher bill of materials and system level costs associated with integrating our tablet platform.
In Q1 2014, we began production on our 14nm process technology and remain on track to launch our 5th generation Intel Core processor family in the second half of this year. We also shipped our first Intel® Quark™ System-on-Chip (SoC) 32-bit microprocessor built for the Internet of Things market segment. In the mobile and communications market segment, we launched our 64-bit Intel® Atom™ processor (code-named “Merrifield”) offering fast, smart performance, and longer battery life for the smartphone and tablet market segments. Additionally, our first generation LTE solution is now available in the Samsung Galaxy* Note 3 Neo and the Asus Fonepad* 7.
In addition to the products launched during Q1 2014, we also introduced the next generation small-core SoC built on 14nm process technology (code-named “Braswell”). Braswell is designed for entry-level 2 in 1 systems, notebooks, desktops, and all-in-one PC platforms. In the data center market segment, we introduced the next generation Intel® Xeon® processor E7 family-based servers using our 22nm process technology. In the wireless business, we are on track to start shipping our second generation LTE solution, featuring CAT6 and carrier aggregation, in Q2 2014. Additionally, we expect in the second half of the year to have available our first integrated SoC application processor and baseband 3G solution (code-named "SoFIA") and our next-generation 64-bit Intel Atom processor (code-named "Moorefield").
The cash generation from our business remains strong, with cash from operations of $3.5 billion in Q1 2014. We ended Q1 2014 with an investment portfolio of $19.0 billion, which consisted of cash and cash equivalents, short-term investments, and trading assets. During Q1 2014, we purchased $2.7 billion in capital assets and returned cash to shareholders by both paying $1.1 billion in dividends and repurchasing $545 million of common stock through our common stock repurchase program. In March 2014, the Board of Directors declared a dividend of $0.225 per common share to be paid in June 2014.
Our Business Outlook for Q2 2014 and full-year 2014 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general and administrative (MG&A)), and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.
The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the Securities and Exchange Commission (SEC) and at other times. The forward-looking statements in the Business Outlook will be effective through the close of business on June 13, 2014 unless updated earlier. From the close of business on June 13, 2014 until our quarterly earnings release is published, currently scheduled for July 15, 2014, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on April 15, 2014, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

Results of Operations – First Quarter of 2014 Compared to First Quarter of 2013
Certain consolidated condensed statements of income data as a percentage of net revenue for each period were as follows:

	Q1 2014		Q1 2013
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$12,764	100.0%	$12,580	100.0%
Cost of sales	5,151	40.4%	5,514	43.8%
Gross margin	7,613	59.6%	7,066	56.2%
Research and development	2,846	22.3%	2,527	20.1%
Marketing, general and administrative	2,047	15.9%	1,947	15.5%
Restructuring and asset impairment charges	137	1.1%	—	—%
Amortization of acquisition-related intangibles	73	0.6%	73	0.6%
Operating income	2,510	19.7%	2,519	20.0%
Gains (losses) on equity investments, net	48	0.4%	(26)	(0.2)%
Interest and other, net	112	0.8%	(50)	(0.4)%
Income before taxes	2,670	20.9%	2,443	19.4%
Provision for taxes	740	5.8%	398	3.1%
Net income	$1,930	15.1%	$2,045	16.3%

Diluted earnings per common share	$0.38		$0.40
Our net revenue for Q1 2014 increased by $184 million, or 1%, compared to Q1 2013. PCCG and DCG platform unit sales increased by 1% while PCCG and DCG platform average selling prices were flat primarily on continued signs of stabilization in the traditional PC business. Additionally, higher Internet of Things Group (IOTG) platform unit sales and average selling prices as well as Non-Volatile Memory Solutions Group revenue contributed to the increase. These increases were partially offset by lower Mobile and Communications Group (MCG) phone component unit sales.
Our overall gross margin dollars for Q1 2014 increased by $547 million, or 8%, compared to Q1 2013. The increase was due to approximately $385 million of lower PCCG and DCG platform unit costs and approximately $270 million of lower excess capacity charges. To a lesser extent, higher PCCG and DCG platform revenue contributed to the increase. These increases were partially offset by approximately $165 million of higher factory start-up costs primarily for our next-generation 14nm process technology. In addition, lower MCG phone components revenue contributed to the decrease.
Our overall gross margin percentage increased to 59.6% in Q1 2014 from 56.2% in Q1 2013. The increase in the gross margin percentage was primarily due to the gross margin percentage increase in PCCG and DCG. We derived most of our overall gross margin dollars in Q1 2014 and Q1 2013 from the sale of platforms in the PCCG and DCG operating segments.
PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	Q1 2014	Q1 2013
Net revenue	$7,941	$8,054
Operating income	$2,802	$2,488
Net revenue for the PCCG operating segment decreased by $113 million, or 1%, in Q1 2014 compared to Q1 2013. PCCG platform average selling prices were down 3% while PCCG platform unit sales were up 1%. The decrease in revenue was driven by lower notebook platform average selling prices, which were down 8%. This decrease was partially offset by desktop platform average selling prices and unit sales, which were up 4% and flat, respectively. To a lesser extent, higher notebook unit sales of 2% offset the decrease.

Operating income increased by $314 million, or 13%, in Q1 2014 compared to Q1 2013, which was driven by $300 million of higher gross margin and $14 million of lower operating expenses. The increase in gross margin was driven by approximately $325 million of lower PCCG platform unit costs and approximately $200 million of lower excess capacity charges. These increases were partially offset by lower PCCG platform revenue.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q1 2014	Q1 2013
Net revenue	$3,087	$2,777
Operating income	$1,317	$1,144
Net revenue for the DCG operating segment increased by $310 million, or 11%, in Q1 2014 compared to Q1 2013. DCG platform average selling prices and unit sales were up 8% and 3%, respectively. Our server platform unit sales continued to benefit from growth in Internet cloud computing and networking with continued strengthening of the enterprise market segments.
Operating income increased $173 million, or 15%, in Q1 2014 compared to Q1 2013 with $344 million of higher gross margin partially offset by $171 of higher operating expenses. Gross margin was positively impacted by higher platform revenue, approximately $60 million of lower DCG platform unit costs, and approximately $45 million of lower excess capacity charges. These were partially offset by higher operating expenses and approximately $90 million of higher factory start-up costs for our next-generation 14nm process technology.
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	Q1 2014	Q1 2013
Net revenue	$482	$365
Operating income	$123	$67
Net revenue for the IOTG operating segment increased by $117 million, or 32%, in Q1 2014 compared to Q1 2013. The increase was primarily due to higher IOTG platform unit sales and average selling prices.
Operating income for the IOTG operating segment increased by $56 million in Q1 2014 compared to Q1 2013. The increase in operating income was primarily due to higher IOTG platform revenue partially offset by higher operating expenses.
Mobile and Communications Group
The revenue and operating loss for the MCG operating segment for each period were as follows:

(In Millions)	Q1 2014	Q1 2013
Net revenue	$156	$404
Operating loss	$(929)	$(703)
Net revenue for the MCG operating segment decreased by $248 million, or 61%, in Q1 2014 compared to Q1 2013. The decrease was primarily due to lower phone components unit sales. Additionally, we provided cash consideration to our customers to meet competition by offsetting a higher bill of materials and system level costs associated with integrating our tablet platform. These decreases were partially offset by higher tablet platform unit sales.
Operating results for the MCG operating segment decreased by $226 million in Q1 2014 compared to Q1 2013 with $165 million of lower gross margin and $61 million of higher operating expenses. The decline in operating results was primarily due to lower phone components revenue, higher cost of sales associated with higher tablet platform unit sales, and higher cash consideration provided to customers. Additionally, higher operating expenses contributed to the decrease. These decreases were partially offset by lower tablet platform unit costs.

Software and Services Operating Segments
The revenue and operating income (loss) for the software and services (SSG) operating segments, including McAfee and Software and Services Group, for each period were as follows:

(In Millions)	Q1 2014	Q1 2013
Net revenue	$553	$520
Operating income (loss)	$(7)	$(6)
Net revenue for the SSG operating segments increased by $33 million in Q1 2014 compared to Q1 2013.
The operating results for the SSG operating segments decreased by $1 million in Q1 2014 compared to Q1 2013.
Operating Expenses
Operating expenses for each period were as follows:

(Dollars In Millions)	Q1 2014	Q1 2013
Research and development (R&D)	$2,846	$2,527
Marketing, general and administrative (MG&A)	$2,047	$1,947
R&D and MG&A as percentage of net revenue	38%	36%
Restructuring and asset impairment charges	$137	$—
Amortization of acquisition-related intangibles	$73	$73
Research and Development. R&D spending increased by $319 million, or 13%, in Q1 2014 compared to Q1 2013. This increase was primarily driven by higher 10nm process technology development costs and higher compensation expenses mainly due to an increase in employees as well as annual salary increases.
Marketing, General and Administrative. MG&A expenses increased by $100 million, or 5%, in Q1 2014 compared to Q1 2013. This increase was primarily driven by a current-period charge related to ongoing litigation.
Restructuring and Asset Impairment Charges. In response to the current business environment, beginning in the third quarter of 2013, management approved several restructuring actions including targeted workforce reductions as well as exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts, which we expect to cease production by the end of 2014. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the changing market.
Restructuring and asset impairment charges for each period were as follows:

(In Millions)	Q1 2014	Q1 2013
Employee severance and benefit arrangements	$137	$—
Asset impairments	—	—
Total restructuring and asset impairment charges	$137	$—
The restructuring and asset impairment activity for Q1 2014 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
Additional accruals	139	—	139
Adjustments	(2)	—	(2)
Cash payments	(57)	—	(57)
Non-cash settlements	—	—	—
Accrued restructuring balance as of March 29, 2014	$263	$—	$263

We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. The charges incurred during Q1 2014 included $137 million related to employee severance and benefit arrangements, which impacted approximately 2,200 employees. The accrued restructuring balance as of March 29, 2014 relates to employee severance and benefits which are expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheets.
Since Q3 2013, we have incurred a total of $377 million in restructuring and asset impairment charges. These charges included a total of $338 million related to employee severance and benefit arrangements for approximately 6,100 employees, and $39 million in asset impairment charges.
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately$500 million, which will be realized within R&D, cost of sales, and MG&A. We began to realize these savings in Q4 2013 and expect to fully realize these savings beginning in Q2 2015.
We may incur additional charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities, as we continue to align our resources to meet the needs of the business.
Gains (Losses) on Equity Investments, Net and Interest and Other, Net
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	Q1 2014	Q1 2013
Gains (losses) on equity investments, net	$48	$(26)
Interest and other, net	$112	$(50)
We recognized net gains on equity investments in Q1 2014 compared to net losses in Q1 2013 due to higher gains on sales of equity investments, partially offset by higher impairments.
We recognized an interest and other, net gain in Q1 2014 compared to a net loss in Q1 2013 due to a gain recognized on the divestiture of our Intel Media assets. For further information, see "Note 7: Divestitures" in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q1 2014	Q1 2013
Income before taxes	$2,670	$2,443
Provision for taxes	$740	$398
Effective tax rate	27.7%	16.3%
The U.S. R&D tax credit was reenacted in Q1 2013 retroactive to the beginning of 2012. The U.S. R&D tax credit expired at the end of 2013 and has not been reenacted for 2014. Substantially all of the increase in our effective tax rate between Q1 2014 and Q1 2013 was driven by the recognition of the full year 2012 and Q1 2013 U.S. R&D tax credit in Q1 2013.
Liquidity and Capital Resources

(Dollars in Millions)	Mar 29, 2014	Dec 28, 2013
Cash and cash equivalents, short-term investments, and trading assets	$19,046	$20,087
Other long-term investments, and reverse repurchase agreements with original maturities greater than approximately three months	$2,197	$1,873
Short-term and long-term debt	$13,208	$13,446
Debt as percentage of stockholders’ equity	22.8%	23.1%

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In summary, our cash flows for each period were as follows:

(In Millions)	Q1 2014	Q1 2013
Net cash provided by operating activities	$3,501	$4,285
Net cash used for investing activities	(2,749)	(5,317)
Net cash used for financing activities	(1,650)	(1,738)
Effect of exchange rate fluctuations on cash and cash equivalents	1	(10)
Net increase (decrease) in cash and cash equivalents	$(897)	$(2,780)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For Q1 2014 compared to Q1 2013, the $784 million decrease in cash provided by operations was due to changes in working capital and lower net income. Income taxes paid, net of refunds, in Q1 2014 compared to Q1 2013 were $371 million higher due to 2012 income tax overpayments reducing income taxes paid in Q1 2013.
Changes in assets and liabilities as of March 29, 2014, compared to December 28, 2013, included a decrease in accrued compensation and benefits due to the payout of 2013 profit-dependent compensation, and a decrease in inventories due to lower unit costs as we benefit from economies of scale with our 4th generation Intel Core Processor family products.
For Q1 2014, our three largest customers accounted for 42% of net revenue (38% in Q1 2013) with Hewlett-Packard Company accounting for 15% of our net revenue (15% in Q1 2013), Dell Inc. accounting for 15% of our net revenue (14% in Q1 2013), and Lenovo Group Limited accounting for 12% of our net revenue (9% in Q1 2013). These three customers accounted for 33% of net accounts receivable as of March 29, 2014 (34% as of December 28, 2013).
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.
The decrease in cash used for investing activities in Q1 2014 compared to Q1 2013 was primarily due to a decrease in purchases of trading assets and available-for-sale investments and an increase in maturities and sales of available-for-sale investments, partially offset by a decrease in maturities and sales of trading assets and a decrease in capital expenditures.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of shares through employee equity incentive plans.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of March 29, 2014, cash and cash equivalents, short-term investments, and trading assets totaled $19.0 billion ($20.1 billion as of December 28, 2013). In addition to the $19.0 billion, we have $2.2 billion in other long-term investments, and reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Another potential source of liquidity is an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, which was fully available for use as of March 29, 2014. This ongoing authorization includes our commercial paper program. There were no borrowings under our commercial paper program during Q1 2014. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of March 29, 2014. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 29, 2014, $11.0 billion of our cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $11.0 billion held by our non-U.S. subsidiaries, approximately $1.9 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of March 29, 2014. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Marketable Debt Instruments
As of March 29, 2014, our assets measured and recorded at fair value on a recurring basis included $20.1 billion of marketable debt instruments. Of these instruments, $7.2 billion was classified as Level 1, $12.8 billion as Level 2, and $81 million as Level 3.
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $12.8 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 55% was classified as Level 2 due to the use of a discounted cash flow model, and approximately 45% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of March 29, 2014, our assets measured and recorded at fair value on a recurring basis included $813 million of loans receivable and $150 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of March 29, 2014, our assets measured and recorded at fair value on a recurring basis included $6.1 billion of marketable equity securities. All of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in non-U.S. currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2013. All of the potential changes presented below are based on sensitivity analyses performed on our financial positions as of March 29, 2014 and December 28, 2013. Actual results may differ materially.
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
As of March 29, 2014, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.1 billion ($6.3 billion as of December 28, 2013). Our marketable equity investment in ASML Holding N.V. was carried at a total fair market value of $5.8 billion, or 95% of our marketable equity portfolio, as of March 29, 2014. Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.8 billion, based on the value as of March 29, 2014 (a decrease in value of approximately $1.6 billion, based on the value as of December 28, 2013 using an assumed loss of 25%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.3 billion as of March 29, 2014 and December 28, 2013. The carrying amount of our non-marketable equity method investments was $1.1 billion as of March 29, 2014 ($1.0 billion as of December 28, 2013). The majority of our non-marketable equity method investments balance as of March 29, 2014 was concentrated in our IM Flash Technologies, LLC investment of $656 million ($646 million as of December 28, 2013).

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 28, 2013, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2013 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in October 2005, and subsequently amended, to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of March 29, 2014, $2.6 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our publicly announced stock repurchase plan during the first three months of 2014 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
December 29, 2013 – January 25, 2014	0.4	$25.51	$3,175
January 26, 2014 – February 22, 2014	10.3	$24.52	$2,923
February 23, 2014 – March 29, 2014	11.4	$24.84	$2,640
Total	22.1	$24.70
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
For further discussion, see "Note 14: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

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
 Intel, Intel logo, Intel Atom, Intel Core, Quark, Xeon, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.
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

INTEL CORPORATION (Registrant)

Date:	April 25, 2014	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer