Form 10-Q
period 2014-06-28
INTEL CORP
filed 2014-07-25
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 18, 2014
Common stock, $0.001 par value	4,951 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net revenue	$13,831	$12,811	$26,595	$25,391
Cost of sales	4,914	5,341	10,065	10,855
Gross margin	8,917	7,470	16,530	14,536
Research and development	2,859	2,516	5,705	5,043
Marketing, general and administrative	2,061	2,165	4,108	4,112
Restructuring and asset impairment charges	81	—	218	—
Amortization of acquisition-related intangibles	72	70	145	143
Operating expenses	5,073	4,751	10,176	9,298
Operating income	3,844	2,719	6,354	5,238
Gains (losses) on equity investments, net	95	11	143	(15)
Interest and other, net	(17)	(37)	95	(87)
Income before taxes	3,922	2,693	6,592	5,136
Provision for taxes	1,126	693	1,866	1,091
Net income	$2,796	$2,000	$4,726	$4,045
Basic earnings per common share	$0.56	$0.40	$0.95	$0.82
Diluted earnings per common share	$0.55	$0.39	$0.92	$0.79
Cash dividends declared per common share	$—	$—	$0.45	$0.45
Weighted average common shares outstanding:
Basic	4,981	4,978	4,977	4,963
Diluted	5,123	5,106	5,120	5,093
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net income	$2,796	$2,000	$4,726	$4,045
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	(9)	434	(86)	607
Change in net deferred tax asset valuation allowance	(2)	—	(4)	—
Change in net unrealized holding gains (losses) on derivatives	(3)	49	11	(107)
Change in net prior service costs	(1)	1	(43)	2
Change in actuarial valuation	7	36	5	70
Change in net foreign currency translation adjustment	(28)	35	(6)	(28)
Other comprehensive income (loss)	(36)	555	(123)	544
Total comprehensive income	$2,760	$2,555	$4,603	$4,589
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Jun 28, 2014	Dec 28, 2013
Assets
Current assets:
Cash and cash equivalents	$3,049	$5,674
Short-term investments	4,491	5,972
Trading assets	9,771	8,441
Accounts receivable, net	3,489	3,582
Inventories	3,943	4,172
Deferred tax assets	2,255	2,594
Other current assets	2,008	1,649
Total current assets	29,006	32,084

Property, plant and equipment, net of accumulated depreciation of $44,030 ($41,988 as of December 28, 2013)	33,115	31,428
Marketable equity securities	6,044	6,221
Other long-term investments	2,184	1,473
Goodwill	10,621	10,513
Identified intangible assets, net	4,697	5,150
Other long-term assets	6,126	5,489
Total assets	$91,793	$92,358

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$14	$281
Accounts payable	2,960	2,969
Accrued compensation and benefits	2,409	3,123
Accrued advertising	1,067	1,021
Deferred income	2,171	2,096
Other accrued liabilities	3,630	4,078
Total current liabilities	12,251	13,568

Long-term debt	13,180	13,165
Long-term deferred tax liabilities	4,187	4,397
Other long-term liabilities	2,928	2,972
Contingencies (Note 21)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,948 shares issued and outstanding (4,967 as of December 28, 2013)	22,475	21,536
Accumulated other comprehensive income (loss)	1,120	1,243
Retained earnings	35,652	35,477
Total stockholders’ equity	59,247	58,256
Total liabilities and stockholders’ equity	$91,793	$92,358
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	Jun 28, 2014	Jun 29, 2013
Cash and cash equivalents, beginning of period	$5,674	$8,478
Cash flows provided by (used for) operating activities:
Net income	4,726	4,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,600	3,394
Share-based compensation	586	587
Restructuring and asset impairment charges	218	—
Excess tax benefit from share-based payment arrangements	(65)	(38)
Amortization of intangibles	577	661
(Gains) losses on equity investments, net	(90)	60
Deferred taxes	(206)	(351)
Changes in assets and liabilities:
Accounts receivable	89	368
Inventories	235	195
Accounts payable	(103)	184
Accrued compensation and benefits	(813)	(787)
Income taxes payable and receivable	88	296
Other assets and liabilities	112	393
Total adjustments	4,228	4,962
Net cash provided by operating activities	8,954	9,007

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(5,517)	(4,897)
Acquisitions, net of cash acquired	(137)	(384)
Purchases of available-for-sale investments	(5,113)	(7,322)
Sales of available-for-sale investments	409	598
Maturities of available-for-sale investments	5,555	2,961
Purchases of trading assets	(6,825)	(9,616)
Maturities and sales of trading assets	5,544	7,758
Collection of loans receivable	17	116
Origination of loans receivable	—	(100)
Investments in non-marketable equity investments	(1,115)	(125)
Other investing	167	182
Net cash used for investing activities	(7,015)	(10,829)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(267)	(49)
Excess tax benefit from share-based payment arrangements	65	38
Proceeds from sales of shares through employee equity incentive plans	1,005	1,040
Repurchase of common stock	(2,924)	(1,355)
Payment of dividends to stockholders	(2,245)	(2,237)
Other financing	(199)	(307)
Net cash used for financing activities	(4,565)	(2,870)

Effect of exchange rate fluctuations on cash and cash equivalents	1	(8)

Net increase (decrease) in cash and cash equivalents	(2,625)	(4,700)

Cash and cash equivalents, end of period	$3,049	$3,778

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$90	$115
Income taxes, net of refunds	$1,935	$1,134
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 28, 2013. We have reclassified certain prior period amounts to conform to current period presentation.
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
Note 2: Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2017; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.
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

	June 28, 2014				December 28, 2013
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$40	$685	$—	$725	$154	$1,920	$—	$2,074
Financial institution instruments	97	1,134	—	1,231	887	1,190	—	2,077
Government debt	—	197	—	197	—	269	—	269
Reverse repurchase agreements	—	168	—	168	—	400	—	400
Short-term investments:
Corporate debt	218	907	31	1,156	274	1,374	19	1,667
Financial institution instruments	195	2,162	—	2,357	194	2,895	—	3,089
Government debt	227	751	—	978	183	1,033	—	1,216
Trading assets:
Asset-backed securities	—	948	75	1,023	—	684	4	688
Corporate debt	2,315	829	—	3,144	2,161	628	—	2,789
Financial institution instruments	1,133	903	—	2,036	1,188	418	—	1,606
Government debt	1,708	1,860	—	3,568	1,625	1,733	—	3,358
Other current assets:
Derivative assets	—	171	—	171	48	309	—	357
Loans receivable	—	631	—	631	—	103	—	103
Marketable equity securities	5,927	117	—	6,044	6,221	—	—	6,221
Other long-term investments:
Asset-backed securities	—	—	8	8	—	—	9	9
Corporate debt	868	282	19	1,169	228	270	27	525
Financial institution instruments	273	349	—	622	90	402	—	492
Government debt	215	170	—	385	259	188	—	447
Other long-term assets:
Derivative assets	—	8	30	38	—	7	29	36
Loans receivable	—	171	—	171	—	702	—	702
Total assets measured and recorded at fair value	$13,216	$12,443	$163	$25,822	$13,512	$14,525	$88	$28,125
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$283	$—	$283	$—	$372	$—	$372
Other long-term liabilities:
Derivative liabilities	—	13	—	13	—	50	—	50
Total liabilities measured and recorded at fair value	$—	$296	$—	$296	$—	$422	$—	$422
Government debt includes instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Financial institution instruments include instruments such as commercial paper, floating and fixed rate bonds, money market fund deposits, and time deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first six months of 2014, we transferred approximately $365 million of corporate debt, financial institution instruments, government debt, and marketable equity securities from Level 1 to Level 2 of the fair value hierarchy, primarily based on reduced market activity for the underlying securities. During the first six months of 2014, we transferred approximately $345 million of corporate debt, government debt, and financial institution instruments from Level 2 to Level 1 of the fair value hierarchy, primarily based on greater market activity for the underlying securities ($255 million of corporate debt, financial institution instruments, and government debt during the first six months of 2013). Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
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
The fair values of debt instruments classified as Level 3 are generally derived from discounted cash flow models, performed either by us or our pricing providers, using inputs that we are unable to corroborate with observable market data. We monitor and review the inputs and results of these valuation models to ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of June 28, 2014, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section that follows.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of June 28, 2014, were $37 million during the second quarter of 2014 and $75 million during the first six months of 2014 ($60

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

million during the second quarter of 2013 and $74 million during the first six months of 2013 on non-marketable equity investments held as of June 29, 2013).
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

	June 28, 2014
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$680	$—	$688	$—	$688
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,781	$—	$—	$2,639	$2,639
Reverse repurchase agreements	$385	$—	$385	$—	$385
Long-term debt	$13,180	$11,344	$2,800	$—	$14,144
NVIDIA Corporation cross-license agreement liability	$391	$—	$398	$—	$398

	December 28, 2013
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$416	$—	$481	$—	$481
Loans receivable	$267	$—	$250	$17	$267
Non-marketable cost method investments	$1,270	$—	$—	$2,105	$2,105
Reverse repurchase agreements	$400	$—	$400	$—	$400
Short-term debt	$24	$—	$24	$—	$24
Long-term debt	$13,165	$10,937	$2,601	$—	$13,538
NVIDIA Corporation cross-license agreement liability	$587	$—	$597	$—	$597
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of June 28, 2014 and December 28, 2013, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $802 million as of June 28, 2014 ($805 million as of December 28, 2013). The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 or better for the substantial majority of our loans receivable and the majority of our reverse repurchase agreements as of June 28, 2014.
As of June 28, 2014 and December 28, 2013, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable cost method investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the level of marketability of the investments.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The carrying amount and fair value of short-term debt exclude drafts payable.
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
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of June 28, 2014 and December 28, 2013, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.
Note 4: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Jun 28, 2014	Dec 28, 2013
Available-for-sale investments	$14,872	$18,086
Cash	728	854
Equity method investments	1,489	1,038
Loans receivable	1,052	1,072
Non-marketable cost method investments	1,781	1,270
Reverse repurchase agreements	553	800
Trading assets	9,771	8,441
Total cash and investments	$30,246	$31,561
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	June 28, 2014				December 28, 2013
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$10	$—	$(2)	$8	$11	$—	$(2)	$9
Corporate debt	3,034	18	(2)	3,050	4,254	15	(3)	4,266
Financial institution instruments	4,206	5	(1)	4,210	5,654	5	(1)	5,658
Government debt	1,561	—	(1)	1,560	1,932	1	(1)	1,932
Marketable equity securities	3,296	2,748	—	6,044	3,340	2,881	—	6,221
Total available-for-sale investments	$12,107	$2,771	$(6)	$14,872	$15,191	$2,902	$(7)	$18,086
Government debt includes instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Financial institution instruments include instruments such as commercial paper, floating and fixed rate bonds, money market fund deposits, and time deposits. Time deposits were primarily issued by institutions outside the U.S. as of June 28, 2014 and December 28, 2013.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, see "Note 20: Other Comprehensive Income (Loss)."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We sold available-for-sale investments for proceeds of $322 million in the second quarter of 2014 and $496 million in the first six months of 2014 ($294 million in the second quarter of 2013 and $598 million in the first six months of 2013). The gross realized gains on sales of available-for-sale investments were $69 million in the second quarter of 2014 and $136 million in the first six months of 2014.
The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of June 28, 2014, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$6,293	$6,313
Due in 1–2 years	1,266	1,265
Due in 2–5 years	884	885
Instruments not due at a single maturity date	368	365
Total	$8,811	$8,828
Instruments not due at a single maturity date in the preceding table primarily include corporate debt, financial institution instruments, and government debt.
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
As of June 28, 2014, we own a 49% interest in IMFT. The carrying value of our investment was $699 million as of June 28, 2014 ($646 million as of December 28, 2013) and is classified within other long-term assets.
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $100 million in the second quarter of 2014 and approximately $205 million in the first six months of 2014 (approximately $100 million in the second quarter of 2013 and approximately $200 million in the first six months of 2013). The amount due to IMFT for product purchases and services provided was approximately $95 million as of June 28, 2014 (approximately $75 million as of December 28, 2013).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $699 million as of June 28, 2014. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of June 28, 2014. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Cloudera, Inc.
During the second quarter of 2014, we invested in Cloudera, Inc. (Cloudera). Our fully-diluted ownership interest in Cloudera is 18% as of June 28, 2014. Our investment is accounted for under the equity and cost methods of accounting and is classified within other long-term assets. As of June 28, 2014, the carrying value of our equity method investment was $288 million and of our cost method investment was $454 million.
Trading Assets
As of June 28, 2014 and December 28, 2013, all of our trading assets were marketable debt instruments. Net losses related to trading assets still held at the reporting date were $11 million in the second quarter of 2014 and net gains were $54 million in the first six months of 2014 (net gains of $50 million in the second quarter of 2013 and net losses of $32 million in the first six months of 2013). Net gains on the related derivatives were $9 million in the second quarter of 2014 and net losses of $56 million in the first six months of 2014 (net losses of $50 million in the second quarter of 2013 and net gains of $34 million in the first six months of 2013).
Note 5: Inventories
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

(In Millions)	Jun 28, 2014	Dec 28, 2013
Raw materials	$503	$458
Work in process	2,071	1,998
Finished goods	1,369	1,716
Total inventories	$3,943	$4,172
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

•
Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. Floating interest rates on the swaps generally reset on a quarterly basis. Changes in fair value of the debt instruments classified as trading assets and loans receivable recognized at fair value are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.

Equity Market Risk
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities at the inception of our investments. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the losses and gains on the related liabilities, both of which are recorded in cost of sales and operating expenses.
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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jun 28, 2014	Dec 28, 2013	Jun 29, 2013
Currency forwards	$12,212	$13,404	$12,105
Currency interest rate swaps	4,908	4,377	3,632
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,318	1,377	1,257
Total return swaps	1,040	914	817
Other	61	67	77
Total	$23,139	$23,739	$21,488
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Jun 28, 2014	Dec 28, 2013	Jun 29, 2013
British pound sterling	$505	$549	$428
Chinese yuan	1,498	1,116	547
Euro	5,942	6,874	6,291
Israeli shekel	1,995	2,244	1,886
Japanese yen	3,188	4,116	3,771
Malaysian ringgit	844	506	422
Swiss franc	1,460	1,189	1,206
Other	1,688	1,187	1,186
Total	$17,120	$17,781	$15,737

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	June 28, 2014				December 28, 2013
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$51	$—	$32	$5	$114	$1	$118	$2
Other	—	—	2	—	—	—	—	—
Total derivatives designated as hedging instruments	$51	$—	$34	$5	$114	$1	$118	$2
Derivatives not designated as hedging instruments:
Currency forwards	$25	$—	$55	$—	$66	$—	$63	$—
Currency interest rate swaps	93	8	174	—	124	6	163	29
Interest rate swaps	2	—	20	—	5	—	28	—
Total return swaps	—	—	—	—	48	—	—	—
Other	—	30	—	8	—	29	—	19
Total derivatives not designated as hedging instruments	$120	$38	$249	$8	$243	$35	$254	$48
Total derivatives	$171	$38	$283	$13	$357	$36	$372	$50

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

	June 28, 2014
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$157	$—	$157	$(112)	$(8)	$37
Reverse repurchase agreements	553	—	553	—	(553)	—
Total assets	$710	$—	$710	$(112)	$(561)	$37
Liabilities:
Derivative liabilities subject to master netting arrangements	$280	$—	$280	$(112)	$(142)	$26
Total liabilities	$280	$—	$280	$(112)	$(142)	$26

	December 28, 2013
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$325	$—	$325	$(158)	$(3)	$164
Reverse repurchase agreements	800	—	800	—	(800)	—
Total assets	$1,125	$—	$1,125	$(158)	$(803)	$164
Liabilities:
Derivative liabilities subject to master netting arrangements	$401	$—	$401	$(158)	$(32)	$211
Total liabilities	$401	$—	$401	$(158)	$(32)	$211

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Currency forwards	$5	$47	$40	$(189)
Other	(1)	—	(3)	1
Total	$4	$47	$37	$(188)
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
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 20: Other Comprehensive Income (Loss)."
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Currency forwards	Interest and other, net	$(7)	$(6)	$(22)	$50
Currency interest rate swaps	Interest and other, net	26	(44)	(28)	56
Interest rate swaps	Interest and other, net	(4)	3	(4)	3
Total return swaps	Various	45	(19)	58	29
Other	Gains (losses) on equity investments, net	1	5	2	7
Total		$61	$(61)	$6	$145
Note 7: Acquisitions
During the first six months of 2014, we completed four acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $137 million, most of which was allocated to goodwill. For information on the assignment of goodwill to our operating segments, see “Note 9: Goodwill.” The completed acquisitions in the first six months of 2014, both individually and in the aggregate, were not significant to our results of operations.
Note 8: Divestitures
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Goodwill
Goodwill activity for the first six months of 2014 was as follows:

(In Millions)	Dec 28, 2013	Additions Due to Acquisitions	Transfers	Effect of Exchange Rate Fluctuations and Other	Jun 28, 2014
PC Client Group	$3,058	$—	$—	$—	$3,058
Data Center Group	1,831	8	138	—	1,977
Internet of Things Group	—	—	428	—	428
Mobile and Communications Group	—	19	631	—	650
Other Intel architecture operating segments	1,075	—	(1,075)	—	—
Software and services operating segments	4,549	—	(140)	(2)	4,407
All other	—	101	18	(18)	101
Total	$10,513	$128	$—	$(20)	$10,621
In the first quarter of 2014, we formed the Internet of Things Group and we changed our organizational structure to align with our critical objectives, which included the addition of Mobile and Communication Group as a reportable operating segment. For further information, see "Note 22: Operating Segments Information." Due to this reorganization, goodwill was allocated from our prior reporting units to our new reporting units, as shown in the preceding table within "transfers." The allocation was based on the fair value of each business group within its original reporting unit relative to the fair value of that reporting unit.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	June 28, 2014
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,924	$(1,982)	$942
Acquisition-related customer relationships	1,759	(966)	793
Acquisition-related trade names	65	(50)	15
Licensed technology and patents	3,088	(1,088)	2,000
Identified intangible assets subject to amortization	7,836	(4,086)	3,750
Acquisition-related trade names	817	—	817
Other intangible assets	130	—	130
Identified intangible assets not subject to amortization	947	—	947
Total identified intangible assets	$8,783	$(4,086)	$4,697

	December 28, 2013
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,922	$(1,691)	$1,231
Acquisition-related customer relationships	1,760	(828)	932
Acquisition-related trade names	65	(44)	21
Licensed technology and patents	3,093	(974)	2,119
Identified intangible assets subject to amortization	7,840	(3,537)	4,303
Acquisition-related trade names	818	—	818
Other intangible assets	29	—	29
Identified intangible assets not subject to amortization	847	—	847
Total identified intangible assets	$8,687	$(3,537)	$5,150
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
Amortization expenses for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Acquisition-related developed technology	$147	$140	$293	$280
Acquisition-related customer relationships	69	68	139	138
Acquisition-related trade names	3	2	6	5
Licensed technology and patents	71	69	139	135
Other intangible assets	—	—	—	103
Total amortization expenses	$290	$279	$577	$661

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on identified intangible assets that are subject to amortization as of June 28, 2014, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2014	2015	2016	2017	2018
Acquisition-related developed technology	$287	$304	$212	$63	$41
Acquisition-related customer relationships	130	251	233	141	29
Acquisition-related trade names	3	9	3	—	—
Licensed technology and patents	135	252	237	200	159
Total future amortization expenses	$555	$816	$685	$404	$229
Note 11: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Jun 28, 2014	Dec 28, 2013
Equity method investments	$1,489	$1,038
Non-marketable cost method investments	1,781	1,270
Non-current deferred tax assets	512	434
Loans receivable	421	952
Prepayments for property, plant and equipment	533	521
Other	1,390	1,274
Total other long-term assets	$6,126	$5,489
During the first six months of 2014, we received equipment that was prepaid in 2010 and 2011. Upon receipt of the equipment, we transferred $121 million from other long-term assets to property, plant and equipment. We recognized the prepayments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment in 2010 and 2011, and the receipt of the equipment is reflected as a non-cash transaction in the current period.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 12: Restructuring and Asset Impairment Charges
In response to the current business environment, beginning in the third quarter of 2013, management has approved several restructuring actions including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts and the closure of our assembly and test facility in Costa Rica, which we expect to cease production in the first quarter of 2015 and the end of 2014, respectively. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the changing market.
Restructuring and asset impairment charges for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Employee severance and benefit arrangements	$72	$—	$209	$—
Asset impairments and other restructuring charges	9	—	9	—
Total restructuring and asset impairment charges	$81	$—	$218	$—
The restructuring and asset impairment activity for first six months of 2014 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
Additional accruals	197	9	206
Adjustments	12	—	12
Cash payments	(223)	—	(223)
Non-cash settlements	—	(2)	(2)
Accrued restructuring balance as of June 28, 2014	$169	$7	$176
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. The charges incurred during the first six months of 2014 included $209 million related to employee severance and benefit arrangements, which impacted approximately 3,500 employees. Substantially all of the accrued restructuring balance as of June 28, 2014 relates to employee severance and benefits, which are expected to be paid within the next 12 months, and was recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheets.
Since the third quarter of 2013, we have incurred a total of $458 million in restructuring and asset impairment charges. These charges included a total of $410 million related to employee severance and benefit arrangements for approximately 7,400 employees, and $48 million in asset impairment charges and other restructuring charges.
We may incur additional charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities, as we continue to align our resources to meet the needs of the business.
Note 13: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Jun 28, 2014	Dec 28, 2013
Deferred income on shipments of components to distributors	$951	$852
Deferred income from software and services	1,220	1,244
Current deferred income	2,171	2,096
Non-current deferred income from software and services	481	506
Total deferred income	$2,652	$2,602
We classify non-current deferred income from the software and services in other long-term liabilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 14: Retirement Benefit Plans
During the second quarter of 2014, we communicated to employees our intent to freeze future benefit accruals in the U.S. Intel Minimum Pension Plan to all employees at or above a specific grade level, and generally covering all highly compensated employees in the plan. This change is contingent on receiving a favorable private letter ruling (PLR) from the Internal Revenue Service (IRS), which we filed for in January 2014. If a favorable PLR is received, the effective date of the change is anticipated to be January 1, 2015. The consolidated condensed financial statements do not include any adjustments for this transaction due to the uncertainties regarding the ruling request with the IRS. We do not expect that such changes will have a significant impact on our consolidated condensed financial statements.
Note 15: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 719 million shares of common stock are available for issuance as equity awards to employees and non-employee directors through June 2016. A maximum of 517 million of these shares of common stock can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of June 28, 2014, 259 million shares of common stock remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, stockholders made 373 million shares of common stock available for issuance through August 2016. As of June 28, 2014, 206 million shares of common stock were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
We recognized $303 million of share-based compensation in the second quarter of 2014 and $586 million for the first six months of 2014 ($292 million in the second quarter of 2013 and $587 million for the first six months of 2013).

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

	Three Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Estimated values	$24.81	$21.43	$24.91	$21.44
Risk-free interest rate	0.5%	0.2%	0.5%	0.2%
Dividend yield	3.4%	3.8%	3.4%	3.8%
Volatility	22%	23%	23%	25%

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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Estimated values	$3.63	$3.23	$3.61	$3.11	$4.94	$4.26
Expected life (in years)	4.7	5.2	5.1	5.2	0.5	0.5
Risk-free interest rate	1.6%	0.8%	1.7%	0.8%	0.1%	0.1%
Dividend yield	3.4%	3.8%	3.6%	3.9%	3.7%	4.3%
Volatility	22%	25%	23%	25%	21%	22%
Restricted Stock Unit Awards
Information with respect to outstanding restricted stock unit (RSU) activity in the first six months of 2014 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 28, 2013	113.3	$22.47
Granted	52.6	$24.91
Vested	(39.2)	$22.33
Forfeited	(5.4)	$22.68
June 28, 2014	121.3	$23.56
The aggregate fair value of awards that vested in the first six months of 2014 was $1.0 billion, which represents the market value of our common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested in first six months of 2014 was $875 million. The number of restricted stock units vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.
As of June 28, 2014, 3.7 million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Information with respect to outstanding stock option activity in the first six months of 2014 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 28, 2013	153.0	$21.10
Granted	0.6	$25.34
Exercised	(40.3)	$19.64
Cancelled and forfeited	(2.2)	$23.64
Expired	(9.8)	$27.04
June 28, 2014	101.3	$21.08
Options exercisable as of:
December 28, 2013	111.5	$20.25
June 28, 2014	77.1	$20.24

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first six months of 2014, the aggregate intrinsic value of stock option exercises was $293 million, which represents the difference between the exercise price and the value of our common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 10.7 million shares of common stock in the first six months of 2014 for $212 million (11.1 million shares of common stock in the first six months of 2013 for $200 million) under the 2006 Stock Purchase Plan.
Note 16: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of June 28, 2014, $490 million remained available for repurchase under the existing repurchase authorization limit. In July 2014, the Board of Directors authorized an increase of $20 billion to our common stock repurchase program.
During the second quarter of 2014, we repurchased 75.8 million shares of common stock at a cost of $2.2 billion (23.3 million shares of common stock at a cost of $550 million during the second quarter of 2013). During the first six months of 2014, we repurchased 97.9 million shares of common stock at a cost of $2.7 billion (48.5 million shares of common stock at a cost of $1.1 billion in the first six months of 2013). We have repurchased 4.5 billion shares of common stock at a cost of $94 billion since the program began in 1990.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares of common stock issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated condensed financial statements, we also treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the first six months of 2014, we withheld 11.3 million shares of common stock to satisfy $299 million (12.3 million shares of common stock to satisfy $272 million during the first six months of 2013) of employees’ tax obligations.
Note 17: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Share of equity method investee losses, net	$(14)	$(19)	$(25)	$(42)
Impairment charges	(37)	(60)	(75)	(77)
Gains on sales, net	76	10	147	14
Dividends	53	45	53	45
Other, net	17	35	43	45
Total gains (losses) on equity investments, net	$95	$11	$143	$(15)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 18: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Interest income	$38	$26	$73	$49
Interest expense	(49)	(60)	(86)	(133)
Other, net	(6)	(3)	108	(3)
Total interest and other, net	$(17)	$(37)	$95	$(87)
Interest expense in the preceding table is net of $63 million of interest capitalized in the second quarter of 2014 and $140 million of interest capitalized in the first six months of 2014 ($67 million in the second quarter of 2013 and $121 million in the first six months of 2013).
During the first quarter of 2014, we completed the divestiture of our Intel Media assets. As a result of the transaction, we recognized a gain within "other, net" in the preceding table. For further information, see "Note 8: Divestitures."
Note 19: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net income available to common stockholders	$2,796	$2,000	$4,726	$4,045
Weighted average common shares outstanding—basic	4,981	4,978	4,977	4,963
Dilutive effect of employee equity incentive plans	68	67	72	72
Dilutive effect of convertible debt	74	61	71	58
Weighted average common shares outstanding—diluted	5,123	5,106	5,120	5,093
Basic earnings per common share	$0.56	$0.40	$0.95	$0.82
Diluted earnings per common share	$0.55	$0.39	$0.92	$0.79
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
During the second quarter of 2014, we excluded 9 million outstanding stock options and restricted stock units from the computation of diluted earnings per common share because these would have been antidilutive (51 million for the second quarter of 2013). During the first six months of 2014, we excluded 21 million outstanding stock options and restricted stock units from the computation of diluted earnings per common share because these would have been antidilutive (56 million for the first six months of 2013). These options could potentially be included in the diluted earnings per common share calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
In the second quarter of 2014 and in the second quarter of 2013, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 20: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2014 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 28, 2013	$1,882	$67	$4	$(14)	$(602)	$(94)	$1,243
Other comprehensive income before reclassifications	(13)	—	38	(50)	(10)	(7)	(42)
Amounts reclassified out of accumulated other comprehensive income (loss)	(121)	—	(18)	2	19	—	(118)
Tax effects	48	(4)	(9)	5	(4)	1	37
Other comprehensive income (loss)	(86)	(4)	11	(43)	5	(6)	(123)
June 28, 2014	$1,796	$63	$15	$(57)	$(597)	$(100)	$1,120

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended		Six Months Ended
Comprehensive Income Components	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$(4)	$—	$(2)	$3	Interest and other, net
	62	8	123	9	Gains (losses) on equity investments, net
	58	8	121	12
Unrealized holding gains (losses) on derivatives:
Currency forwards	(7)	(28)	(5)	(28)	Cost of sales
	10	5	18	8	Research and development
	3	(3)	5	(4)	Marketing, general and administrative
Other instruments	—	1	—	1	Cost of sales
	6	(25)	18	(23)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(1)	(1)	(2)	(2)
Actuarial gains (losses)	(9)	(26)	(19)	(51)
	(10)	(27)	(21)	(53)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$54	$(44)	$118	$(64)
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 28, 2013.
We estimate that we will reclassify approximately $12 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
Note 21: Contingencies
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
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and ordered us to “immediately bring to an end the infringement referred to in” the EC decision. The EC decision contained no specific direction on whether or how we should modify our business practices. Instead, the decision stated that we should “cease and desist” from further conduct that, in the EC's opinion, would violate applicable law. We took steps, which are subject to the EC's ongoing review, to comply with that decision pending appeal. We had discussions with the EC to better understand the decision and to explain changes to our business practices.
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. We have until late August 2014 to file any appeal to the European Court of Justice.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain personal computers containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master's Report, and a hearing on those objections was held in March 2011. In September 2012, the court ruled that an evidentiary hearing would be necessary to enable the court to rule on the objections to the Special Master's Report, to resolve the motion to certify the class, and to resolve a separate motion to exclude certain testimony and evidence from the MDL plaintiffs' expert. The hearing occurred in July 2013, and we are awaiting the court's decision on the class certification issues.
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
In April 2014, Intel, Adobe, Apple, and Google reached an agreement with plaintiffs to settle this lawsuit, which is subject to court approval. We continue to dispute the plaintiffs’ claims, but have agreed to settle to avoid the uncertainties, expenses, and diversion of resources from continued litigation. Our operating expenses for the first quarter of 2014 reflect an accrual for this proceeding, and we believe reasonably possible losses in excess of the accrual amount are not material to our financial statements.
In re Intel Corporation Shareholder Derivative Litigation
In March 2014, the Police Retirement System of St. Louis filed a stockholder derivative action in the Superior Court of California in Santa Clara County against the members of our Board of Directors, certain former Board members, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, alleged antitrust violations, as described in the In re High Tech Employee Antitrust Litigation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, another substantially similar shareholder derivative action was filed by a third plaintiff, Robert Achermann. The three actions have been consolidated by the court into one case, captioned In re Intel Corporation Shareholder Derivative Litigation, and a consolidated complaint was filed in July 2014.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed an adversary complaint in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of set-off against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for “turnover” under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest based on LOTC's claimed cost of borrowing. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is “non-core” under the Bankruptcy Code. The bankruptcy court granted our motion in its entirety in December 2013. In May 2014, the United States District Court for the Southern District of New York denied our request that it withdraw its reference of plaintiff's adversary complaint to the bankruptcy court. Given the procedural posture and the nature of this case, including that discovery is still in process, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter. We believe that we acted in a manner consistent with our contractual rights, and we intend to defend against any claim to the contrary.
McAfee, Inc. Shareholder Litigation
On August 19, 2010, we announced that we had agreed to acquire all of the common stock of McAfee, Inc. (McAfee) for $48.00 per share. Four McAfee shareholders filed putative class-action lawsuits in Santa Clara County, California Superior Court challenging the proposed transaction. The cases were ordered consolidated in September 2010. Plaintiffs filed an amended complaint that named former McAfee board members, McAfee and Intel as defendants, and alleged that the McAfee board members breached their fiduciary duties and that McAfee and Intel aided and abetted those breaches of duty. The complaint requested rescission of the merger agreement, such other equitable relief as the court may deem proper, and an award of damages in an unspecified amount. In June 2012, the plaintiffs’ damages expert asserted that the value of a McAfee share for the purposes of assessing damages should be $62.08.
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
X2Y Attenuators, LLC v. Intel et al
In May 2011, X2Y Attenuators, LLC (X2Y) filed a patent infringement lawsuit in the U.S. District Court for the Western District of Pennsylvania and a complaint with the U.S. International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and two of our customers, Apple and Hewlett-Packard Company, alleging infringement of five patents. X2Y subsequently added a sixth patent to both actions. The district court action was stayed pending resolution of the ITC proceeding. X2Y alleged that at least Intel® Core™ and Intel® Xeon® processor families infringe the asserted patents. X2Y also requested that the ITC issue permanent exclusion and cease-and-desist orders to, among other things, prohibit us from importing these microprocessors and Apple and Hewlett-Packard Company products that incorporate these microprocessors into the United States. In the stayed district court action, X2Y seeks unspecified damages, including enhanced damages for alleged willful infringement, and injunctive relief.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

In June 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The Administrative Law Judge held a hearing on the remaining three patents in August 2012 and issued an initial determination in December 2012. In the initial determination, the Administrative Law Judge found that Intel, Apple, and Hewlett-Packard Company have not violated Section 337 of the Tariff Act of 1930 because they have not infringed any of the asserted claims of the three patents, and ruled that the asserted claims of two of the patents were invalid. In December 2012, the parties filed petitions for review of the initial determination by the ITC. In February 2013, the ITC determined to review in part the initial determination. On review, the ITC determined to terminate the investigation with a finding of no violation. In April 2013, X2Y filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. In July 2014, the Federal Circuit affirmed the ITC's finding that Intel's microprocessors did not infringe the X2Y patents. Given the procedural posture and nature of the cases, including the fact that discovery regarding X2Y’s claimed damages has not commenced in the stayed district court action, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute the claims and intend to defend against X2Y's claims vigorously.
Note 22: Operating Segments Information
Our operating segments in effect as of June 28, 2014 include:

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

•
Internet of Things Group. Includes platforms designed for embedded market segments including retail, transportation, industrial, and buildings and home, along with a broad range of other market segments.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net revenue:
PC Client Group	$8,667	$8,160	$16,608	$16,214
Data Center Group	3,509	2,944	6,596	5,721
Internet of Things Group	539	434	1,021	799
Mobile and Communications Group	51	292	207	696
Software and services operating segments	548	534	1,101	1,054
All other	517	447	1,062	907
Total net revenue	$13,831	$12,811	$26,595	$25,391
Operating income (loss):
PC Client Group	$3,734	$2,646	$6,536	$5,134
Data Center Group	1,817	1,302	3,134	2,446
Internet of Things Group	155	123	278	190
Mobile and Communications Group	(1,124)	(761)	(2,053)	(1,464)
Software and services operating segments	8	(1)	1	(7)
All other	(746)	(590)	(1,542)	(1,061)
Total operating income	$3,844	$2,719	$6,354	$5,238

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 28, 2014 to the three and six months ended June 29, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 28, 2013. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of July 25, 2014.
Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q2 2014	Q1 2014	Change	Q2 2014	Q2 2013	Change
Net revenue	$13,831	$12,764	$1,067	$13,831	$12,811	$1,020
Gross margin	$8,917	$7,613	$1,304	$8,917	$7,470	$1,447
Gross margin percentage	64.5%	59.6%	4.9%	64.5%	58.3%	6.2%
Operating income	$3,844	$2,510	$1,334	$3,844	$2,719	$1,125
Net income	$2,796	$1,930	$866	$2,796	$2,000	$796
Diluted earnings per common share	$0.55	$0.38	$0.17	$0.55	$0.39	$0.16
Revenue in Q2 2014 of $13.8 billion was up 8% compared to both Q1 2014 and Q2 2013, and up 6% from the midpoint of the original Business Outlook we provided in April 2014 of $13.0 billion. The increase from Q1 2014 was largely due to increased PC Client Group (PCCG) and Data Center Group (DCG) platform unit sales, driven by strength in the enterprise and small and medium businesses. This strength was fueled by several factors including an improved economic environment, a PC refresh, Windows XP end of life, and the availability of new form factors. Net revenue for the PCCG operating segment was up 9% compared to Q1 2014 and 6% compared to Q2 2013, while net revenue for the DCG operating segment was up 14% and 19% over the same comparative periods. We had record net revenues in both our DCG operating segment of $3.5 billion and our Internet of Things Group (IOTG) operating segment of $539 million. For Q3 2014, we are forecasting a revenue midpoint of $14.4 billion, up 4% from Q2 2014. For full-year 2014, we are now expecting revenue growth of approximately 5%, which is higher than our original Business Outlook of approximately flat.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross margin improved by almost 5 percentage points sequentially and 6 percentage points year-over-year. The increase from Q1 2014 was largely due to lower factory start-up costs as we ramp our next generation 14-nanometer (nm) process technology and higher PCCG and DCG platform (Platform) unit sales in Q2 2014. Lower Platform unit costs and lower pre-qualification product costs on our 14nm products also contributed to increased gross margin. These increases were partially offset by higher cost of sales associated with higher tablet platform unit sales and cash consideration provided to our customers associated with integrating our tablet platform. We are forecasting Q3 2014 gross margin to be 66%, up 1.5 percentage points from Q2 2014, due to lower Platform unit costs, increased Platform unit sales, partially offset by lower Platform average selling prices. We are now forecasting full-year 2014 gross margin to be 63%, plus or minus a couple percentage points, up from our original Business Outlook of 61%. This increase is primarily driven by lower Platform unit costs, higher Platform unit sales, and partially offset by lower Platform average selling prices.
In Q2 2014, our 5th generation Intel® Core™ processor family on 14nm process technology, code-named Broadwell, qualified for sale. We expect the first 14nm processor-based systems, including fanless 2 in 1's, to be on shelves for the holiday selling season. Our strong product portfolio continues to evolve as we expect to introduce several new products, across the market segments we serve, in the second half of 2014. In the data center market segment, we expect to launch our next generation Xeon® processor E5 family platform on our 22nm process technology, code-named Grantley, during Q3 2014. In the wireless business, we are working towards qualification of our second generation LTE solution, featuring CAT6 and carrier aggregation, in early Q3 2014. Additionally, we expect to have our first integrated SoC application processor and baseband 3G solution, code-named "SoFIA," available in Q4 2014. Finally, we are on track to achieve our 40 million unit sales goal for tablets in fiscal year 2014.
Our business continues to produce significant cash from operations, generating $5.5 billion in Q2 2014. From a financial condition perspective, we ended Q2 2014 with $17.3 billion of cash and cash equivalents, short-term investments, and trading assets. During Q2 2014, we purchased $2.8 billion in capital assets and returned cash to stockholders by paying $1.1 billion in dividends and repurchasing $2.1 billion of common stock through our common stock repurchase program. With the cash generated from operations, we intend to increase our repurchases of common stock, and as a result reduce our cash balances. This is expected to enable sufficient liquidity for operations, while providing the strategic flexibility to invest in our business and continuing to return cash to our stockholders. In July 2014, the board of directors authorized an increase of $20 billion to the common stock repurchase program and we entered into a contract to repurchase $4 billion of our common stock in Q3 2014, and are expecting additional stock repurchases in Q4 2014. Additionally, the Board of Directors declared a cash dividend in July 2014 of $0.225 per share of common stock to be paid in September 2014.
Our Business Outlook for Q3 2014 and full-year 2014 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general and administrative (MG&A)), and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.
The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the Securities and Exchange Commission (SEC) and at other times. The forward-looking statements in the Business Outlook and reiterated or updated in this Form 10-Q will be effective through the close of business on September 12, 2014 unless updated earlier or except as specifically noted otherwise in the Business Outlook. From the close of business on September 12, 2014 until our quarterly earnings release is published, currently scheduled for October 14, 2014, we will observe a “quiet period.”
During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on July 15, 2014, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Second Quarter of 2014 Compared to Second Quarter of 2013
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q2 2014		Q2 2013
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$13,831	100.0%	$12,811	100.0%
Cost of sales	4,914	35.5%	5,341	41.7%
Gross margin	8,917	64.5%	7,470	58.3%
Research and development	2,859	20.7%	2,516	19.7%
Marketing, general and administrative	2,061	14.9%	2,165	16.9%
Restructuring and asset impairment charges	81	0.6%	—	—%
Amortization of acquisition-related intangibles	72	0.5%	70	0.5%
Operating income	3,844	27.8%	2,719	21.2%
Gains (losses) on equity investments, net	95	0.7%	11	0.1%
Interest and other, net	(17)	(0.1)%	(37)	(0.3)%
Income before taxes	3,922	28.4%	2,693	21.0%
Provision for taxes	1,126	8.2%	693	5.4%
Net income	$2,796	20.2%	$2,000	15.6%

Diluted earnings per common share	$0.55		$0.39
Our net revenue for Q2 2014 increased by $1.0 billion, or 8%, compared to Q2 2013. PCCG and DCG platform unit sales increased by 9% driven by strength in the traditional PC business, while PCCG and DCG platform average selling prices were flat. To a lesser extent, higher tablet platform unit sales contributed to the increase. These increases were reduced by higher cash consideration to our customers to meet competition by offsetting a higher bill of materials and system level costs associated with integrating our tablet platform.
Our overall gross margin dollars for Q2 2014 increased by $1.4 billion, or 19%, compared to Q2 2013. This increase was due to higher PCCG and DCG platform revenue, approximately $460 million of lower PCCG and DCG platform unit costs, and approximately $385 million of lower factory start-up costs for our next generation 14nm process technology. These increases were partially offset by higher cash consideration to our customers associated with integrating our tablet platform.
Our overall gross margin percentage increased to 64.5% in Q2 2014 from 58.3% in Q2 2013. The increase in gross margin percentage was primarily due to the gross margin increase in PCCG. We derived most of our overall gross margin dollars in Q2 2014 and Q2 2013 from the sale of platforms in the PCCG and DCG operating segments.
PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	Q2 2014	Q2 2013
Net revenue	$8,667	$8,160
Operating income	$3,734	$2,646
Net revenue for the PCCG operating segment increased by $507 million, or 6%, in Q2 2014 compared to Q2 2013. PCCG platform unit sales were up 9% while PCCG platform average selling prices were down 4%. The increase in revenue was driven primarily by higher notebook platform unit sales and desktop platform unit sales, which were up 9% and 8%, respectively. To a lesser extent, higher desktop platform average selling prices of 2% also contributed to the increase. These increases were partially offset by lower notebook platform average selling prices of 7%.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income increased by $1.1 billion, or 41%, in Q2 2014 compared to Q2 2013, which was driven by $1.1 billion of higher gross margin and $16 million of lower operating expenses. The increase in gross margin was driven by approximately $405 million of lower PCCG platform unit costs, approximately $365 million of lower factory start-up costs for our next generation 14nm process technology, and higher PCCG platform revenue.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q2 2014	Q2 2013
Net revenue	$3,509	$2,944
Operating income	$1,817	$1,302
Net revenue for the DCG operating segment increased by $565 million, or 19%, in Q2 2014 compared to Q2 2013. DCG platform average selling prices and unit sales were up 11% and 9%, respectively. Our server platform revenue continued to benefit from growth in the high-performance computing with continued strengthening of the enterprise market segments.
Operating income increased by $515 million, or 40%, in Q2 2014 compared to Q2 2013 with $672 million of higher gross margin partially offset by $157 million of higher operating expenses. The increase in gross margin was driven primarily by higher DCG platform revenue.
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	Q2 2014	Q2 2013
Net revenue	$539	$434
Operating income	$155	$123
Net revenue for the IOTG operating segment increased by $105 million, or 24%, in Q2 2014 compared to Q2 2013. The increase was primarily due to higher IOTG platform unit sales and average selling prices based on strength in the industrial and retail market segments.
Operating income for the IOTG operating segment increased by $32 million, or 26%, in Q2 2014 compared to Q2 2013. The increase was primarily due to higher IOTG platform revenue partially offset by higher operating expenses.
Mobile and Communications Group
The revenue and operating loss for the Mobile and Communications Group (MCG) operating segment for each period were as follows:

(In Millions)	Q2 2014	Q2 2013
Net revenue	$51	$292
Operating loss	$(1,124)	$(761)
Net revenue for MCG operating segment decreased by $241 million, or 83%, in Q2 2014 compared to Q2 2013. This decrease was primarily due to higher cash consideration to our customers associated with integrating our tablet platform. Additionally, lower MCG phone components unit sales contributed to the decrease. These decreases were partially offset by higher tablet platform unit sales.
Operating results for the MCG operating segment decreased by $363 million, or 48%, in Q2 2014 compared to Q2 2013 with $370 million in lower gross margin partially offset by $7 million of lower operating expenses. The decline in operating results was primarily due to higher cash consideration provided to customers, higher cost of sales associated with higher tablet platform unit sales, and lower phone components revenue. These decreases were partially offset by lower tablet unit costs.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments
The revenue and operating income (loss) for the software and services (SSG) operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	Q2 2014	Q2 2013
Net revenue	$548	$534
Operating income (loss)	$8	$(1)
Net revenue for the SSG operating segments increased by $14 million in Q2 2014 compared to Q2 2013.
The operating results for the SSG operating segments increased by $9 million in Q2 2014 compared to Q2 2013.
Operating Expenses
Operating expenses for each period were as follows:

(Dollar in Millions)	Q2 2014	Q2 2013
Research and development	$2,859	$2,516
Marketing, general and administrative	$2,061	$2,165
R&D and MG&A as percentage of net revenue	36%	37%
Restructuring and asset impairment charges	$81	$—
Amortization of acquisition-related intangibles	$72	$70
Research and Development. R&D spending increased by $343 million, or 14%, in Q2 2014 compared to Q2 2013. This increase was driven by higher 10nm process technology development costs and higher compensation expenses mainly due to higher profit-dependent compensation as well as annual salary increases.
Marketing, General and Administrative. MG&A decreased by $104 million, or 5%, in Q2 2014 compared to Q2 2013. This decrease was driven by lower marketing expenses.
Restructuring and Asset Impairment Charges. Restructuring and asset impairment charges for each period were as follows:

(In Millions)	Q2 2014	Q2 2013
Employee severance and benefit arrangements	$72	$—
Asset impairments and other restructuring charges	9	—
Total restructuring and asset impairment charges	$81	$—
For further discussion, see "Results of Operations – First Six Months of 2014 Compared to First Six Months of 2013."
Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	Q2 2014	Q2 2013
Gains (losses) on equity investments, net	$95	$11
Interest and other, net	$(17)	$(37)
We recognized higher net gains on equity investments in Q2 2014 compared to Q2 2013 due to higher gains on sales of equity investments.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q2 2014	Q2 2013
Income before taxes	$3,922	$2,693
Provision for taxes	$1,126	$693
Effective tax rate	28.7%	25.7%
The U.S. R&D tax credit was reenacted in Q1 2013 retroactive to the beginning of 2012. The U.S. R&D tax credit expired at the end of 2013 and has not been reenacted for 2014. The increase in our effective tax rate between Q2 2014 and Q2 2013 was primarily driven by the expiration of the U.S. R&D tax credit and a lower percentage of revenue generated in lower tax jurisdictions.

Results of Operations – First Six Months of 2014 Compared to First Six Months of 2013
Certain consolidated condensed statements of income data as a percentage of net revenue for each period were as follows:

	YTD 2014		YTD 2013
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$26,595	100.0%	$25,391	100.0%
Cost of sales	10,065	37.8%	10,855	42.8%
Gross margin	16,530	62.2%	14,536	57.2%
Research and development	5,705	21.6%	5,043	19.8%
Marketing, general and administrative	4,108	15.4%	4,112	16.2%
Restructuring and asset impairment charges	218	0.8%	—	—%
Amortization of acquisition-related intangibles	145	0.5%	143	0.6%
Operating income	6,354	23.9%	5,238	20.6%
Gains (losses) on equity investments, net	143	0.5%	(15)	(0.1)%
Interest and other, net	95	0.4%	(87)	(0.3)%
Income before taxes	6,592	24.8%	5,136	20.2%
Provision for taxes	1,866	7.0%	1,091	4.3%
Net income	$4,726	17.8%	$4,045	15.9%

Diluted earnings per common share	$0.92		$0.79
Our net revenue for the first six months of 2014 increased by $1.2 billion, or 5%, compared to the first six months of 2013. PCCG and DCG platform unit sales increased by 5% driven by strength in the traditional PC market while PCCG and DCG platform average selling prices were flat. To a lesser extent, higher IOTG platform unit sales and average selling prices contributed to the increase. These increases were partially offset by lower MCG phone component unit sales.
Our overall gross margin dollars for the first six months of 2014 increased by $2.0 billion, or 13.7%, compared to the first six months of 2013. This increase was due primarily to higher PCCG and DCG platform revenue and approximately $795 million of lower PCCG and DCG platform unit costs. Additionally, approximately $295 million of lower excess capacity charges and approximately $220 million of lower factory start-up costs for our next generation 14nm process technology contributed to the increase. These increases were partially offset by higher cash consideration provided to customers associated with integrating our tablet platform and higher cost of sales associated with higher tablet platform unit sales.

Our overall gross margin percentage increased to 62.2% in Q2 2014 from 57.2% in Q2 2013. The increase in gross margin percentage was primarily due to the gross margin increase in PCCG. We derived most of our overall gross margin dollars for the first six months of Q2 2014 and the first six months of Q2 2013 from the sale of platforms in the PCCG and DCG operating segments.
PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$16,608	$16,214
Operating income	$6,536	$5,134
Net revenue for the PCCG operating segment increased by $394 million, or 2%, in the first six months of 2014 compared to the first six months of 2013. PCCG platform unit sales were up 5% while PCCG platform average selling prices were down 3%. The increase in revenue was driven by higher notebook platform unit sales and desktop platform unit sales, which were up 6% and 4%, respectively. To lesser extent, higher desktop platform average selling prices of 3% contributed to the increase. These increases were partially offset by lower notebook platform average selling prices of 8%.
Operating income increased by $1.4 billion, or 27%, in the first six months of 2014 compared to the first six months of 2013, which was driven by $1.4 billion of higher gross margin and $31 million of lower operating expenses. The increase in gross margin was driven by approximately $675 million of lower PCCG platform unit costs, approximately $295 million of lower factory start-up costs for our next generation 14nm process technology, and approximately $215 million of lower excess capacity charges. Additionally, higher PCCG platform revenue also contributed to the increase.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$6,596	$5,721
Operating income	$3,134	$2,446
Net revenue for the DCG operating segment increased by $875 million, or 15%, in the first six months of 2014 compared to the first six months of 2013. DCG platform average selling prices and unit sales were up 10% and 6%, respectively. Our server platform revenue continued to benefit from growth in the Internet cloud computing and high-performance computing market segments with continued strengthening of the enterprise market segments.
Operating income increased by $688 million, or 28%, in the first six months of 2014 compared to the first six months of 2013 with $1.0 billion of higher gross margin partially offset by $328 million of higher operating expenses. The increase in gross margin was driven primarily by higher DCG platform revenue. Lower DCG platform unit costs of approximately $120 million also contributed to the increase. These increases were partially offset by higher operating expenses.
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$1,021	$799
Operating income	$278	$190
Net revenue for the IOTG operating segment increased by $222 million, or 28%, in the first six months of 2014 compared to the first six months of 2013. The increase was primarily due to higher IOTG platform unit sales and average selling prices based on strength in the industrial and retail market segments.

Operating income for the IOTG operating segment increased by $88 million, or 46%, in the first six months of 2014 compared to the first six months of 2013. The increase was primarily due to higher IOTG platform revenue partially offset by higher IOTG platform operating expenses.
Mobile and Communications Group
The revenue and operating loss for the MCG operating segment for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$207	$696
Operating loss	$(2,053)	$(1,464)
Net revenue for the MCG operating segment decreased by $489 million, or 70%, in the first six months of 2014 compared to the first six months of 2013. This decrease was primarily due to lower phone components unit sales and cash consideration to our customers associated with integrating our tablet platform. These decreases were partially offset by higher tablet platform unit sales.
Operating results for the MCG operating segment decreased by $589 million, or 40%, in the first six months of 2014 compared to the first six months of 2013 with $535 million in lower gross margin and $54 million of higher operating expenses. The decline in operating results was primarily due to higher cash consideration provided to customers, lower phone components revenue, and the higher cost of sales associated with higher tablet platform unit sales. These decreases were partially offset by lower tablet unit costs.
Software and Services Operating Segments
The revenue and operating income (loss) for the SSG operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$1,101	$1,054
Operating income (loss)	$1	$(7)
Net revenue for the SSG operating segments increased by $47 million in the first six months of 2014 compared to the first six months of 2013.
The operating results for the SSG operating segments increased by $8 million in the first six months of 2014 compared to the first six months of 2013.
Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	YTD 2014	YTD 2013
Research and development	$5,705	$5,043
Marketing, general and administrative	$4,108	$4,112
R&D and MG&A as percentage of net revenue	37%	36%
Restructuring and asset impairment charges	$218	$—
Amortization of acquisition-related intangibles	$145	$143
Research and Development. R&D spending increased by $662 million, or 13%, in the first six months of 2014 compared to the first six months of 2013. This increase was primarily driven by higher 10nm process technology development costs, higher compensation expenses due to annual salary increases, an increase in employees, and higher profit-dependent compensation, and increased investments in our products.
Marketing, General and Administrative. MG&A expenses decreased by $4 million in the first six months of 2014 compared to the first six months of 2013. This decrease was primarily driven by lower marketing expenses in 2014, mostly offset by a Q1 2014 charge related to ongoing litigation.

Restructuring and Asset Impairment Charges. In response to the current business environment, beginning in the third quarter of 2013, management has approved several restructuring actions including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts and the closure of our assembly and test facility in Costa Rica, which we expect to cease production in the first quarter of 2015 and the end of 2014, respectively. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the changing market.
Restructuring and asset impairment charges for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Employee severance and benefit arrangements	$209	$—
Asset impairments and other restructuring charges	9	—
Total restructuring and asset impairment charges	$218	$—
The restructuring and asset impairment activity for the first six months of 2014 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
Additional accruals	197	9	206
Adjustments	12	—	12
Cash payments	(223)	—	(223)
Non-cash settlements	—	(2)	(2)
Accrued restructuring balance as of June 28, 2014	$169	$7	$176
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. The charges incurred during the first six months of 2014 included $209 million related to employee severance and benefit arrangements, which impacted approximately 3,500 employees. Substantially all of the accrued restructuring balance as of June 28, 2014 relates to employee severance and benefits, which are expected to be paid within the next 12 months, and was recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheets.
Since Q3 2013, we have incurred a total of $458 million in restructuring and asset impairment charges. These charges included a total of $410 million related to employee severance and benefit arrangements for approximately 7,400 employees, and $48 million in asset impairment charges and other restructuring charges.
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately$600 million, which will be realized within R&D, cost of sales, and MG&A. We began to realize these savings in Q4 2013 and expect to fully realize these savings beginning in Q2 2015.
We may incur additional charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities, as we continue to align our resources to meet the needs of the business.
Gains (Losses) on Equity Investments, Net and Interest and Other, Net
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Gains (losses) on equity investments, net	$143	$(15)
Interest and other, net	$95	$(87)
We recognized net gains on equity investments in the first six months of 2014 compared to net losses in the first six months of 2013 due to higher gains on sales of equity investments.
We recognized an interest and other net gain in the first six months of 2014 compared to a net loss in the first six months of 2013 due to a gain recognized on the divestiture of our Intel Media assets. For further information, see "Note 8: Divestitures" in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	YTD 2014	YTD 2013
Income before taxes	$6,592	$5,136
Provision for taxes	$1,866	$1,091
Effective tax rate	28.3%	21.2%
The U.S. R&D tax credit was reenacted in Q1 2013 retroactive to the beginning of 2012. The U.S. R&D tax credit expired at the end of 2013 and has not been reenacted for 2014. Most of the increase in our effective tax rate between the first six months of 2014 and the first six months of 2013 was driven by the recognition of the full year of 2012 and first six months of 2013 portion of the U.S. R&D tax credit recognized in the first six months of 2013.
Liquidity and Capital Resources

(Dollars in Millions)	Jun 28, 2014	Dec 28, 2013
Cash and cash equivalents, short-term investments, and trading assets	$17,311	$20,087
Other long-term investments	$2,184	$1,473
Loans receivable and other	$1,402	$1,226
Reverse repurchase agreements with original maturities greater than approximately three months	$385	$400
Short-term and long-term debt	$13,194	$13,446
Debt as percentage of stockholders’ equity	22.3%	23.1%
In summary, our cash flows for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net cash provided by operating activities	$8,954	$9,007
Net cash used for investing activities	(7,015)	(10,829)
Net cash used for financing activities	(4,565)	(2,870)
Effect of exchange rate fluctuations on cash and cash equivalents	1	(8)
Net increase (decrease) in cash and cash equivalents	$(2,625)	$(4,700)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first six months of 2014 compared to the first six months of 2013, the $53 million decrease in cash provided by operations was due to changes in working capital, offset by higher net income and adjustments for non-cash items. The adjustments for non-cash items were higher in the first six months of 2014 compared to the first six months of 2013 due to higher depreciation and restructuring and asset impairment charges. Income taxes paid, net of refunds, in the first six months of 2014 compared to the first six months of 2013 were $801 million higher due to 2012 income tax overpayments reducing income taxes paid in 2013.
Changes in assets and liabilities as of June 28, 2014, compared to December 28, 2013, included a decrease in accrued compensation and benefits due to the payout of 2013 profit-dependent compensation and a decrease in inventories due to the sell-through of older-generation products, partially offset by the ramp of 5th generation Intel Core Processor family products.
For the first six months of 2014, our three largest customers accounted for 44% of net revenue (42% for the first six months of 2013) with Hewlett-Packard Company accounting for 17% of our net revenue (16% for the first six months of 2013), Dell Inc. accounting for 16% of our net revenue (15% for the first six months of 2013), and Lenovo Group Limited accounting for 11% of our net revenue (11% for the first six months of 2013). These three customers accounted for 44% of net accounts receivable as of June 28, 2014 (34% as of December 28, 2013).

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for the first six months of 2014 compared to the first six months of 2013. Cash used for investing activities decreased primarily due to a decrease in purchases of trading assets and available-for-sale investments and an increase in maturities and sales of available-for-sale investments. This decrease was partially offset by a decrease in maturities and sales of trading assets, higher investments in non-marketable equity investments, and higher capital expenditures.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
The increase in cash used for financing activities for the first six months of 2014 compared to the first six months of 2013 was primarily due to higher repurchases of common stock under our authorized common stock repurchase program.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of June 28, 2014, cash and cash equivalents, short-term investments, and trading assets totaled $17.3 billion ($20.1 billion as of December 28, 2013). In addition to the $17.3 billion, we have $2.2 billion of other long-term investments, $1.4 billion of loans receivable and other, and $385 million of reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Another potential source of liquidity is an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, which was fully available for use as of June 28, 2014. This ongoing authorization includes borrowings under our commercial paper program. There were no borrowings under our commercial paper program during the first six months of 2014. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of June 28, 2014. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
As of June 28, 2014, $11.2 billion of our cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $11.2 billion held by our non-U.S. subsidiaries, approximately $2.0 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of June 28, 2014. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test, working capital requirements, dividends, common stock repurchases, acquisitions, and strategic investments.
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

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Debt Instruments
As of June 28, 2014, our assets measured and recorded at fair value on a recurring basis included $18.6 billion of marketable debt instruments. Of these instruments, $7.3 billion was classified as Level 1, $11.2 billion as Level 2, and $133 million as Level 3.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $11.2 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 55% was classified as Level 2 due to the use of a discounted cash flow model, and approximately 45% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of June 28, 2014, our assets measured and recorded at fair value on a recurring basis included $802 million of loans receivable and $168 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of June 28, 2014, our assets measured and recorded at fair value on a recurring basis included $6.0 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in non-U.S. currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2013. All of the potential changes presented below are based on sensitivity analyses performed on our financial positions as of June 28, 2014 and December 28, 2013. Actual results may differ materially.
Equity Prices
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities at the inception of our investments. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the losses and gains on the related liabilities.
As of June 28, 2014, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.1 billion ($6.3 billion as of December 28, 2013). Substantially all of our marketable equity investments portfolio as of June 28, 2014, was concentrated in our investment in ASML Holding N.V. of $5.8 billion ($5.9 billion as of December 28, 2013). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 25% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.5 billion, based on the value as of June 28, 2014 (a decrease in value of approximately $1.6 billion, based on the value as of December 28, 2013 using an assumed loss of 25%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.8 billion as of June 28, 2014 ($1.3 billion as of December 28, 2013). The carrying amount of our non-marketable equity method investments was $1.5 billion as of June 28, 2014 ($1.0 billion as of December 28, 2013). The majority of our non-marketable equity method investments balance as of June 28, 2014 was concentrated in our IM Flash Technologies, LLC (IMFT) and Cloudera, Inc. investments of $699 million and $288 million, respectively ($646 million for IMFT as of December 28, 2013).

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of June 28, 2014, $490 million remained available for repurchase under the existing repurchase authorization limit. In July 2014, the Board of Directors authorized an increase of $20 billion to our common stock repurchase program.
Common stock repurchase activity under our publicly announced stock repurchase plan during the second quarter of 2014 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
March 30, 2014 – April 26, 2014	5.8	$26.54	$2,486
April 27, 2014 – May 24, 2014	6.1	$26.28	$2,325
May 25, 2014 – June 28, 2014	63.9	$28.70	$490
Total	75.8	$28.34
In our consolidated condensed financial statements, we also treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.
For further discussion, see "Note 16: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

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
 Intel, Intel logo, Intel Core, Xeon, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.
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

INTEL CORPORATION (Registrant)

Date:	July 25, 2014	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer