Form 10-Q
period 2014-09-27
INTEL CORP
filed 2014-10-29
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 17, 2014
Common stock, $0.001 par value	4,835 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net revenue	$14,554	$13,483	$41,149	$38,874
Cost of sales	5,096	5,069	15,161	15,924
Gross margin	9,458	8,414	25,988	22,950
Research and development	2,842	2,742	8,547	7,785
Marketing, general and administrative	1,979	1,970	6,087	6,082
Restructuring and asset impairment charges	20	124	238	124
Amortization of acquisition-related intangibles	77	74	222	217
Operating expenses	4,918	4,910	15,094	14,208
Operating income	4,540	3,504	10,894	8,742
Gains (losses) on equity investments, net	35	452	178	437
Interest and other, net	(25)	(32)	70	(119)
Income before taxes	4,550	3,924	11,142	9,060
Provision for taxes	1,233	974	3,099	2,065
Net income	$3,317	$2,950	$8,043	$6,995
Basic earnings per common share	$0.68	$0.59	$1.63	$1.41
Diluted earnings per common share	$0.66	$0.58	$1.58	$1.37
Cash dividends declared per common share	$0.45	$0.45	$0.90	$0.90
Weighted average common shares outstanding:
Basic	4,880	4,981	4,945	4,969
Diluted	5,045	5,100	5,095	5,095
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net income	$3,317	$2,950	$8,043	$6,995
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	303	769	217	1,376
Change in deferred tax asset valuation allowance	(26)	(20)	(30)	(20)
Change in net unrealized holding gains (losses) on derivatives	(184)	70	(173)	(37)
Change in net prior service costs (credits)	2	2	(41)	4
Change in actuarial valuation	(148)	31	(143)	101
Change in net foreign currency translation adjustment	(121)	51	(127)	23
Other comprehensive income (loss)	(174)	903	(297)	1,447
Total comprehensive income	$3,143	$3,853	$7,746	$8,442
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Sep 27, 2014	Dec 28, 2013
Assets
Current assets:
Cash and cash equivalents	$3,143	$5,674
Short-term investments	3,451	5,972
Trading assets	9,000	8,441
Accounts receivable, net	3,647	3,582
Inventories	4,115	4,172
Deferred tax assets	1,674	2,594
Other current assets	2,479	1,649
Total current assets	27,509	32,084

Property, plant and equipment, net of accumulated depreciation of $45,368 ($41,988 as of December 28, 2013)	33,135	31,428
Marketable equity securities	6,514	6,221
Other long-term investments	2,153	1,473
Goodwill	10,556	10,513
Identified intangible assets, net	4,379	5,150
Other long-term assets	6,370	5,489
Total assets	$90,616	$92,358

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$1,164	$281
Accounts payable	2,597	2,969
Accrued compensation and benefits	2,931	3,123
Accrued advertising	1,100	1,021
Deferred income	2,189	2,096
Other accrued liabilities	4,923	4,078
Total current liabilities	14,904	13,568

Long-term debt	12,103	13,165
Long-term deferred tax liabilities	3,551	4,397
Other long-term liabilities	3,070	2,972
Contingencies (Note 22)
Temporary equity	915	—
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,867 shares issued and 4,857 shares outstanding (4,967 issued and outstanding as of December 28, 2013)	21,894	21,536
Accumulated other comprehensive income (loss)	946	1,243
Retained earnings	33,233	35,477
Total stockholders’ equity	56,073	58,256
Total liabilities, temporary equity, and stockholders’ equity	$90,616	$92,358
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Sep 27, 2014	Sep 28, 2013
Cash and cash equivalents, beginning of period	$5,674	$8,478
Cash flows provided by (used for) operating activities:
Net income	8,043	6,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,491	5,123
Share-based compensation	867	855
Restructuring and asset impairment charges	238	124
Excess tax benefit from share-based payment arrangements	(109)	(42)
Amortization of intangibles	884	953
(Gains) losses on equity investments, net	(124)	(391)
Deferred taxes	(347)	(513)
Changes in assets and liabilities:
Accounts receivable	(76)	131
Inventories	59	205
Accounts payable	(292)	312
Accrued compensation and benefits	(408)	(222)
Income taxes payable and receivable	(190)	873
Other assets and liabilities	611	335
Total adjustments	6,604	7,743
Net cash provided by operating activities	14,647	14,738

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(7,962)	(7,763)
Acquisitions, net of cash acquired	(193)	(882)
Purchases of available-for-sale investments	(6,077)	(10,107)
Sales of available-for-sale investments	786	864
Maturities of available-for-sale investments	7,396	5,586
Purchases of trading assets	(10,347)	(13,034)
Maturities and sales of trading assets	9,541	10,890
Collection of loans receivable	17	124
Origination of loans receivable	—	(100)
Investments in non-marketable equity investments	(1,330)	(258)
Other investing	168	528
Net cash used for investing activities	(8,001)	(14,152)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(202)	38
Excess tax benefit from share-based payment arrangements	109	42
Proceeds from sales of shares through employee equity incentive plans	1,566	1,308
Repurchase of common stock	(7,106)	(1,899)
Payment of dividends to stockholders	(3,340)	(3,358)
Other financing	(199)	(307)
Net cash used for financing activities	(9,172)	(4,176)

Effect of exchange rate fluctuations on cash and cash equivalents	(5)	(7)

Net increase (decrease) in cash and cash equivalents	(2,531)	(3,597)

Cash and cash equivalents, end of period	$3,143	$4,881

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$59	$91
Income taxes, net of refunds	$3,579	$1,669
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

	September 27, 2014				December 28, 2013
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$967	$—	$967	$154	$1,920	$—	$2,074
Financial institution instruments	230	1,079	—	1,309	887	1,190	—	2,077
Government debt	—	23	—	23	—	269	—	269
Reverse repurchase agreements	—	268	—	268	—	400	—	400
Short-term investments:
Corporate debt	194	489	29	712	274	1,374	19	1,667
Financial institution instruments	84	1,910	—	1,994	194	2,895	—	3,089
Government debt	323	422	—	745	183	1,033	—	1,216
Trading assets:
Asset-backed securities	—	831	66	897	—	684	4	688
Corporate debt	2,580	442	—	3,022	2,161	628	—	2,789
Financial institution instruments	1,113	593	—	1,706	1,188	418	—	1,606
Government debt	1,338	2,037	—	3,375	1,625	1,733	—	3,358
Other current assets:
Derivative assets	—	306	—	306	48	309	—	357
Loans receivable	—	596	—	596	—	103	—	103
Marketable equity securities	6,437	77	—	6,514	6,221	—	—	6,221
Other long-term investments:
Asset-backed securities	—	—	7	7	—	—	9	9
Corporate debt	588	578	18	1,184	228	270	27	525
Financial institution instruments	254	425	—	679	90	402	—	492
Government debt	63	220	—	283	259	188	—	447
Other long-term assets:
Derivative assets	—	23	27	50	—	7	29	36
Loans receivable	—	162	—	162	—	702	—	702
Total assets measured and recorded at fair value	$13,204	$11,448	$147	$24,799	$13,512	$14,525	$88	$28,125
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$323	$—	$323	$—	$372	$—	$372
Other long-term liabilities:
Derivative liabilities	—	22	—	22	—	50	—	50
Total liabilities measured and recorded at fair value	$—	$345	$—	$345	$—	$422	$—	$422
Government debt includes instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

For assets held as of September 27, 2014, we transferred corporate debt, financial institution instruments, and government debt of approximately $230 million from Level 1 to Level 2 of the fair value hierarchy and approximately $400 million from Level 2 to Level 1 during the first nine months of 2014. These transfers were primarily based on changes in market activity for the underlying securities. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Investments in Debt Instruments
Debt instruments reflected in the preceding table include investments such as asset-backed securities, corporate debt, financial institution instruments, government debt, and reverse repurchase agreements classified as cash equivalents. We classify our debt instruments as Level 2 when we use observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price the debt instruments using our own models, such as a discounted cash flow model, or non-binding market consensus prices based on the proprietary valuation models of pricing providers or brokers. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists, quoted market prices for similar instruments, or pricing models such as a discounted cash flow model. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar instruments; and the internal assumptions of pricing providers or brokers that use observable market inputs and unobservable market inputs that we consider to be not significant. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. All significant inputs are derived from or corroborated with observable market data.
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
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of September 27, 2014, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of September 27, 2014, were $28 million during the third quarter of 2014 and $93 million during the first nine months of 2014 ($23 million during the third quarter of 2013 and $93 million during the first nine months of 2013 on non-marketable equity investments held as of September 28, 2013).

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

	September 27, 2014
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$777	$—	$784	$—	$784
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,871	$—	$—	$2,801	$2,801
Reverse repurchase agreements	$450	$—	$450	$—	$450
Short-term debt	$1,085	$—	$1,550	$—	$1,550
Long-term debt	$12,103	$11,319	$1,220	$—	$12,539
NVIDIA Corporation cross-license agreement liability	$393	$—	$399	$—	$399

	December 28, 2013
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$416	$—	$481	$—	$481
Loans receivable	$267	$—	$250	$17	$267
Non-marketable cost method investments	$1,270	$—	$—	$2,105	$2,105
Reverse repurchase agreements	$400	$—	$400	$—	$400
Short-term debt	$24	$—	$24	$—	$24
Long-term debt	$13,165	$10,937	$2,601	$—	$13,538
NVIDIA Corporation cross-license agreement liability	$587	$—	$597	$—	$597
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of September 27, 2014 and December 28, 2013, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $758 million as of September 27, 2014 ($805 million as of December 28, 2013). The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 or better for the substantial majority of our loans receivable and the majority of our reverse repurchase agreements as of September 27, 2014.
As of September 27, 2014 and December 28, 2013, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable cost method investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the level of marketability of the investments.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures (2009 debentures). During the third quarter of 2014, the 2009 debentures were reclassified from long-term debt to short-term debt on the consolidated condensed balance sheets. Beginning September 28, 2014, holders may, at their option, surrender the 2009 debentures for conversion during the fourth quarter of 2014. For further information, see “Note 12: Borrowings." Our long-term debt recognized at amortized cost is comprised of our senior notes and our 2005 junior subordinated convertible debentures (2005 debentures). The fair value of our senior notes is determined using active market prices, and is therefore classified as Level 1. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes, and is therefore classified as Level 2.
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of September 27, 2014 and December 28, 2013, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.
Note 4: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Sep 27, 2014	Dec 28, 2013
Available-for-sale investments	$14,417	$18,086
Cash	576	854
Equity method investments	1,491	1,038
Loans receivable	1,008	1,072
Non-marketable cost method investments	1,871	1,270
Reverse repurchase agreements	718	800
Trading assets	9,000	8,441
Total cash and investments	$29,081	$31,561
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	September 27, 2014				December 28, 2013
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$8	$—	$(1)	$7	$11	$—	$(2)	$9
Corporate debt	2,848	18	(3)	2,863	4,254	15	(3)	4,266
Financial institution instruments	3,976	6	—	3,982	5,654	5	(1)	5,658
Government debt	1,052	—	(1)	1,051	1,932	1	(1)	1,932
Marketable equity securities	3,305	3,209	—	6,514	3,340	2,881	—	6,221
Total available-for-sale investments	$11,189	$3,233	$(5)	$14,417	$15,191	$2,902	$(7)	$18,086
Government debt includes instruments such as non-U.S. government bonds, U.S. agency securities, and U.S. Treasury securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Time deposits were primarily issued by institutions outside the U.S. as of September 27, 2014 and December 28, 2013.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, see "Note 21: Other Comprehensive Income (Loss)."
During the third quarter of 2014, we sold available-for-sale investments for proceeds of $373 million, of which $82 million related to sales of cash and cash equivalents ($359 million in the third quarter of 2013, of which $93 million related to sales of cash and cash equivalents). During the first nine months of 2014, we sold available-for-sale investments for proceeds of $1.2 billion, of which $459 million related to sales of cash and cash equivalents ($1.2 billion in the first nine months of 2013 of which $339 million related to sales of cash and cash equivalents). Proceeds received in the third quarter of 2013 included $142 million from the sale of our shares in Clearwire Corporation, previously included as marketable equity securities in the preceding table. There were no gross realized gains on sales of available-for-sale investments recognized in the third quarter of 2014 and $136 million in the first nine months of 2014 ($134 million in the third quarter of 2013 and $143 million in the first nine months of 2013). Gross realized gains recognized in the third quarter of 2013 included $111 million on the sale of our shares in Clearwire Corporation. For further information, see "Note 18: Gains (Losses) on Equity Investments, Net."
The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of September 27, 2014, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$5,331	$5,350
Due in 1–2 years	1,197	1,198
Due in 2–5 years	922	923
Instruments not due at a single maturity date	434	432
Total	$7,884	$7,903
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
As of September 27, 2014, we own a 49% interest in IMFT. The carrying value of our investment was $713 million as of September 27, 2014 ($646 million as of December 28, 2013) and is classified within other long-term assets.
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $100 million in the third quarter of 2014 and approximately $305 million in the first nine months of 2014 (approximately $80 million in the third quarter of 2013 and approximately $280 million in the first nine months of 2013). The amount due to IMFT for product purchases and services provided was approximately $85 million as of September 27, 2014 (approximately $75 million as of December 28, 2013).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $713 million as of September 27, 2014. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of September 27, 2014. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.
Cloudera, Inc.
During the second quarter of 2014, we invested in Cloudera, Inc. (Cloudera). Our fully-diluted ownership interest in Cloudera is 18% as of September 27, 2014. Our investment is accounted for under the equity and cost methods of accounting and is classified within other long-term assets. As of September 27, 2014, the carrying value of our equity method investment was $280 million and of our cost method investment was $454 million.
Trading Assets
As of September 27, 2014 and December 28, 2013, all of our trading assets were marketable debt instruments. Net losses related to trading assets still held at the reporting date were $283 million in the third quarter of 2014 and net losses were $254 million in the first nine months of 2014 (net gains of $96 million in the third quarter of 2013 and $43 million in the first nine months of 2013). Net gains on the related derivatives were $278 million in the third quarter of 2014 and net gains of $252 million in the first nine months of 2014 (net losses of $97 million in the third quarter of 2013 and $40 million in the first nine months of 2013).
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

(In Millions)	Sep 27, 2014	Dec 28, 2013
Raw materials	$496	$458
Work in process	2,292	1,998
Finished goods	1,327	1,716
Total inventories	$4,115	$4,172

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 27, 2014	Dec 28, 2013	Sep 28, 2013
Currency forwards	$13,896	$13,404	$12,458
Currency interest rate swaps	5,015	4,377	3,665
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,259	1,377	1,269
Total return swaps	1,032	914	873
Other	53	67	72
Total	$24,855	$23,739	$21,937
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Sep 27, 2014	Dec 28, 2013	Sep 28, 2013
British pound sterling	$420	$549	$403
Chinese yuan	1,420	1,116	648
Euro	6,973	6,874	5,952
Israeli shekel	2,170	2,244	2,006
Japanese yen	4,223	4,116	3,864
Malaysian ringgit	771	506	444
Swiss franc	1,361	1,189	1,416
Other	1,573	1,187	1,390
Total	$18,911	$17,781	$16,123
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	September 27, 2014				December 28, 2013
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$17	$—	$224	$14	$114	$1	$118	$2
Total derivatives designated as hedging instruments	$17	$—	$224	$14	$114	$1	$118	$2
Derivatives not designated as hedging instruments:
Currency forwards	$121	$—	$39	$—	$66	$—	$63	$—
Currency interest rate swaps	164	22	43	—	124	6	163	29
Interest rate swaps	4	—	17	—	5	—	28	—
Total return swaps	—	—	—	—	48	—	—	—
Other	—	28	—	8	—	29	—	19
Total derivatives not designated as hedging instruments	$289	$50	$99	$8	$243	$35	$254	$48
Total derivatives	$306	$50	$323	$22	$357	$36	$372	$50

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

	September 27, 2014
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$312	$—	$312	$(220)	$(54)	$38
Reverse repurchase agreements	718	—	718	—	(715)	3
Total assets	$1,030	$—	$1,030	$(220)	$(769)	$41
Liabilities:
Derivative liabilities subject to master netting arrangements	$328	$—	$328	$(220)	$(88)	$20
Total liabilities	$328	$—	$328	$(220)	$(88)	$20

	December 28, 2013
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$325	$—	$325	$(158)	$(3)	$164
Reverse repurchase agreements	800	—	800	—	(800)	—
Total assets	$1,125	$—	$1,125	$(158)	$(803)	$164
Liabilities:
Derivative liabilities subject to master netting arrangements	$401	$—	$401	$(158)	$(32)	$211
Total liabilities	$401	$—	$401	$(158)	$(32)	$211

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Currency forwards	$(241)	$84	$(201)	$(105)
Other	—	(1)	(3)	—
Total	$(241)	$83	$(204)	$(105)
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
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 21: Other Comprehensive Income (Loss)."
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Currency forwards	Interest and other, net	$62	$(27)	$40	$23
Currency interest rate swaps	Interest and other, net	221	(56)	193	—
Interest rate swaps	Interest and other, net	1	(5)	(3)	(2)
Total return swaps	Various	(7)	70	51	99
Other	Gains (losses) on equity investments, net	(3)	(6)	(1)	1
Total		$274	$(24)	$280	$121
Note 7: Acquisitions
During the first nine months of 2014, we completed five acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $193 million, the substantial majority of which was allocated to goodwill. For information on the assignment of goodwill to our operating segments, see “Note 9: Goodwill.” The completed acquisitions in the first nine months of 2014, both individually and in the aggregate, were not significant to our results of operations.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Goodwill
Goodwill activity for the first nine months of 2014 was as follows:

(In Millions)	Dec 28, 2013	Additions Due to Acquisitions	Transfers	Effect of Exchange Rate Fluctuations and Other	Sep 27, 2014
PC Client Group	$3,058	$—	$—	$—	$3,058
Data Center Group	1,831	8	138	—	1,977
Internet of Things Group	—	—	428	—	428
Mobile and Communications Group	—	19	631	—	650
Other Intel architecture operating segments	1,075	—	(1,075)	—	—
Software and services operating segments	4,549	41	(140)	(108)	4,342
All other	—	101	18	(18)	101
Total	$10,513	$169	$—	$(126)	$10,556
In the first quarter of 2014, we formed the Internet of Things Group and we changed our organizational structure to align with our critical objectives, which included the addition of Mobile and Communication Group as a reportable operating segment. For further information, see "Note 23: Operating Segments Information." Due to this reorganization, goodwill was allocated from our prior reporting units to our new reporting units, as shown in the preceding table within "transfers." The allocation was based on the fair value of each business group within its original reporting unit relative to the fair value of that reporting unit.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	September 27, 2014
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,873	$(2,094)	$779
Acquisition-related customer relationships	1,670	(967)	703
Acquisition-related trade names	60	(47)	13
Licensed technology and patents	3,109	(1,157)	1,952
Identified intangible assets subject to amortization	7,712	(4,265)	3,447
Acquisition-related trade names	802	—	802
Other intangible assets	130	—	130
Identified intangible assets not subject to amortization	932	—	932
Total identified intangible assets	$8,644	$(4,265)	$4,379

	December 28, 2013
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,922	$(1,691)	$1,231
Acquisition-related customer relationships	1,760	(828)	932
Acquisition-related trade names	65	(44)	21
Licensed technology and patents	3,093	(974)	2,119
Identified intangible assets subject to amortization	7,840	(3,537)	4,303
Acquisition-related trade names	818	—	818
Other intangible assets	29	—	29
Identified intangible assets not subject to amortization	847	—	847
Total identified intangible assets	$8,687	$(3,537)	$5,150
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
Amortization expenses for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Acquisition-related developed technology	$161	$150	$454	$430
Acquisition-related customer relationships	75	70	214	208
Acquisition-related trade names	2	3	8	8
Licensed technology and patents	69	69	208	204
Other intangible assets	—	—	—	103
Total amortization expenses	$307	$292	$884	$953

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on identified intangible assets that are subject to amortization as of September 27, 2014, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2014	2015	2016	2017	2018
Acquisition-related developed technology	$141	$300	$209	$59	$37
Acquisition-related customer relationships	63	245	227	137	28
Acquisition-related trade names	2	8	3	—	—
Licensed technology and patents	67	255	239	202	161
Total future amortization expenses	$273	$808	$678	$398	$226
Note 11: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Sep 27, 2014	Dec 28, 2013
Equity method investments	$1,491	$1,038
Non-marketable cost method investments	1,871	1,270
Non-current deferred tax assets	545	434
Loans receivable	362	952
Prepayments for property, plant and equipment	519	521
Other	1,582	1,274
Total other long-term assets	$6,370	$5,489
During the first nine months of 2014, we received equipment that was prepaid in 2010 and 2011. Upon receipt of the equipment, we transferred $135 million from other long-term assets to property, plant and equipment. We recognized the prepayments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment in 2010 and 2011, and the receipt of the equipment is reflected as a non-cash transaction in the current period.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 12: Borrowings
Short-Term Debt
Our short-term debt at the end of each period was as follows:

(In Millions)	Sep 27, 2014	Dec 28, 2013
Drafts payable	$79	$257
Notes payable	—	24
Current portion of long-term debt	1,085	—
Short-term debt	$1,164	$281
We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, which was fully available for use as of September 27, 2014. This ongoing authorization includes borrowings under our commercial paper program. Maximum borrowings under our commercial paper program were $2.1 billion during the first nine months of 2014 ($300 million during the first nine months of 2013). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of September 27, 2014.
Long-Term Debt
Our long-term debt at the end of each period was as follows:

(In Millions)	Sep 27, 2014	Dec 28, 2013
2012 Senior notes due 2017 at 1.35%	$2,998	$2,997
2012 Senior notes due 2022 at 2.70%	1,495	1,494
2012 Senior notes due 2032 at 4.00%	744	744
2012 Senior notes due 2042 at 4.25%	924	924
2011 Senior notes due 2016 at 1.95%	1,499	1,499
2011 Senior notes due 2021 at 3.30%	1,997	1,996
2011 Senior notes due 2041 at 4.80%	1,490	1,490
2009 Junior subordinated convertible debentures due 2039 at 3.25%	1,085	1,075
2005 Junior subordinated convertible debentures due 2035 at 2.95%	956	946
Total debt	$13,188	$13,165
Less: current portion of long-term debt	(1,085)	—
Long-term debt	$12,103	$13,165
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Convertible Debentures
In 2009, we issued $2.0 billion of 2009 debentures. In 2005, we issued $1.6 billion of 2005 debentures. Both the 2009 and 2005 debentures pay a fixed rate of interest semiannually.

	2009 Debentures	2005 Debentures
Annual coupon interest rate	3.25%	2.95%
Annual effective interest rate	7.20%	6.45%
Maximum amount of contingent interest that will accrue per year	0.50%	0.40%
The effective interest rate is based on the rate for a similar instrument that does not have a conversion feature.
Both the 2009 and 2005 debentures have a contingent interest component that requires us to pay interest based on certain thresholds or for certain events, commencing on August 1, 2019 for the 2009 debentures. As of September 27, 2014 and December 28, 2013, we had not met any of the thresholds or events related to the 2005 debentures. The fair values of the related contingent interest embedded derivatives were $8 million and zero as of September 27, 2014, for the 2009 and 2005 debentures, respectively ($10 million and $9 million as of December 28, 2013 for the 2009 and 2005 debentures, respectively).
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

	2009 Debentures		2005 Debentures
(In Millions, Except Per Share Amounts)	Sep 27, 2014	Dec 28, 2013	Sep 27, 2014	Dec 28, 2013
Outstanding principal	$2,000	$2,000	$1,600	$1,600
Equity component (including temporary equity) carrying amount	$613	$613	$466	$466
Unamortized discount	$915	$925	$644	$654
Net debt carrying amount	$1,085	$1,075	$956	$946
Conversion rate (shares of common stock per $1,000 principal amount of debentures)	46.06	45.57	34.95	34.60
Effective conversion price (per share of common stock)	$21.71	$21.94	$28.61	$28.90
In the preceding table, the remaining amortization periods for the unamortized discounts for the 2009 and 2005 debentures are approximately 25 and 21 years, respectively, as of September 27, 2014.

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
During the third quarter of 2014, the closing stock price conversion right condition of the 2009 debentures was met and the debentures will be convertible at the option of the holders during the fourth quarter of 2014. As a result of the conversion period during the fourth quarter of 2014, the $1.1 billion carrying amount of the 2009 debentures was reclassified from long-term debt to short-term debt on our consolidated condensed balance sheets as of September 27, 2014. The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $915 million was reclassified from stockholders’ equity to temporary equity on our consolidated condensed balance sheets as of September 27, 2014. In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and the temporary equity would be reclassified to stockholders’ equity on our consolidated condensed balance sheets. The 2009 debentures were not convertible for the fourth quarter of 2013, therefore the liability and equity components of the 2009 debentures were classified as long-term debt and stockholders’ equity, respectively, as of December 28, 2013.
Note 13: Restructuring and Asset Impairment Charges
Beginning in the third quarter of 2013, management has approved several restructuring actions including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts and the closure of our assembly and test facility in Costa Rica, which we expect to cease production in the first quarter of 2015 and the end of 2014, respectively. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the current business environment.
Restructuring and asset impairment charges for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Employee severance and benefit arrangements	$9	$85	$218	$85
Asset impairments and other restructuring charges	11	39	20	39
Total restructuring and asset impairment charges	$20	$124	$238	$124
The restructuring and asset impairment activity for first nine months of 2014 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
Additional accruals	203	19	222
Adjustments	15	1	16
Cash payments	(283)	(3)	(286)
Non-cash settlements	—	(9)	(9)
Accrued restructuring balance as of September 27, 2014	$118	$8	$126
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. The charges incurred during the first nine months of 2014 included $218 million related to employee severance and benefit arrangements, which impacted approximately 2,800 employees. In the second quarter of 2014, we had estimated that 3,500 employees would be impacted by restructuring actions, but such number has decreased to 2,800 employees, mainly driven by the internal placement of previously impacted employees and the cancellation of prior quarter actions. Most of the accrued restructuring balance as of September 27, 2014 relates to employee severance and benefits, which are expected to be paid within the next 12 months, and was recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Since the third quarter of 2013, we have incurred a total of $478 million in restructuring and asset impairment charges. These charges included a total of $419 million related to employee severance and benefit arrangements for approximately 6,700 employees, and $59 million in asset impairment and other restructuring charges.
Note 14: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Sep 27, 2014	Dec 28, 2013
Deferred income on shipments of components to distributors	$992	$852
Deferred income from software and services	1,197	1,244
Current deferred income	2,189	2,096
Non-current deferred income from software and services	452	506
Total deferred income	$2,641	$2,602
We classify non-current deferred income from the software and services in other long-term liabilities.
Note 15: Retirement Benefit Plans
During the second quarter of 2014, we communicated to employees our intent, beginning on January 1, 2015, to freeze future benefit accruals in the U.S. Intel Minimum Pension Plan to all employees at or above a specific grade level, and generally covering all highly compensated employees in the plan. This change was contingent on receiving a favorable private letter ruling (PLR) from the Internal Revenue Service (IRS), which we filed for in January 2014. The third quarter 2014 consolidated condensed financial statements do not include any adjustments for this transaction due to the uncertainties regarding the ruling request with the IRS. A favorable PLR was received in October 2014 and we do not expect that the anticipated change will have a significant impact on our fourth quarter 2014 consolidated financial statements.
Note 16: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 719 million shares of common stock are available for issuance as equity awards to employees and non-employee directors through June 2016. A maximum of 517 million of these shares of common stock can be granted as restricted stock or restricted stock units. As of September 27, 2014, 260 million shares of common stock remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, stockholders made 373 million shares of common stock available for issuance through August 2016. As of September 27, 2014, 197 million shares of common stock were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
We recognized $281 million of share-based compensation in the third quarter of 2014 and $867 million for the first nine months of 2014 ($268 million in the third quarter of 2013 and $855 million for the first nine months of 2013).

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

	Three Months Ended		Nine Months Ended
	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Estimated values	$32.93	$21.20	$25.12	$21.43
Risk-free interest rate	0.5%	0.3%	0.5%	0.2%
Dividend yield	2.6%	3.9%	3.4%	3.8%
Volatility	23%	24%	23%	25%
We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. We based the weighted average estimated value of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating the fair value, on estimates at the date of grant, for each period as follows (no options were granted during the third of quarter of 2014):

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Estimated values	n/a	$3.25	$3.61	$3.11	$6.99	$4.74	$5.87	$4.52
Expected life (in years)	n/a	5.2	5.1	5.2	0.5	0.5	0.5	0.5
Risk-free interest rate	n/a	1.5%	1.7%	0.8%	0.1%	0.1%	0.1%	0.1%
Dividend yield	n/a	3.9%	3.6%	3.9%	2.6%	3.9%	3.2%	4.0%
Volatility	n/a	24%	23%	25%	22%	22%	22%	22%
Restricted Stock Unit Awards
Information with respect to outstanding restricted stock unit (RSU) activity in the first nine months of 2014 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 28, 2013	113.3	$22.47
Granted	54.0	$25.12
Vested	(40.8)	$22.34
Forfeited	(7.1)	$22.79
September 27, 2014	119.4	$23.69
The aggregate fair value of awards that vested in the first nine months of 2014 was $1.1 billion, which represents the market value of our common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested in first nine months of 2014 was $911 million. The number of restricted stock units vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.
As of September 27, 2014, 3.8 million of the outstanding restricted stock units were market-based restricted stock units.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Stock Option Awards
Information with respect to outstanding stock option activity in the first nine months of 2014 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 28, 2013	153.0	$21.10
Granted	0.6	$25.34
Exercised	(59.1)	$19.87
Cancelled and forfeited	(2.6)	$23.70
Expired	(9.8)	$27.03
September 27, 2014	82.1	$21.23
Options exercisable as of:
December 28, 2013	111.5	$20.25
September 27, 2014	58.8	$20.24
During the first nine months of 2014, the aggregate intrinsic value of stock option exercises was $541 million, which represents the difference between the exercise price and the value of our common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 19.4 million shares of common stock in the first nine months of 2014 for $393 million (20.5 million shares of common stock in the first nine months of 2013 for $369 million) under the 2006 Stock Purchase Plan.
Note 17: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. This amount includes an increase of $20 billion in the authorization limit approved by our Board of Directors in July 2014. As of September 27, 2014, $16.4 billion remained available for repurchase under the existing repurchase authorization limit.
During the third quarter of 2014, we repurchased 119.5 million shares of common stock at a cost of $4.1 billion (23.6 million shares of common stock at a cost of $536 million during the third quarter of 2013). During the first nine months of 2014, we repurchased 217.4 million shares of common stock at a cost of $6.8 billion (72.1 million shares of common stock at a cost of $1.6 billion in the first nine months of 2013). We have repurchased 4.6 billion shares of common stock at a cost of $98 billion since the program began in 1990.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares of common stock issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated condensed financial statements, we also treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the first nine months of 2014, we withheld 11.7 million shares of common stock to satisfy $314 million (12.6 million shares of common stock to satisfy $280 million during the first nine months of 2013) of employees’ tax obligations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 18: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Share of equity method investee losses, net	$(17)	$(14)	$(42)	$(56)
Impairment charges	(33)	(33)	(108)	(110)
Gains on sales, net	—	472	147	486
Dividends	1	1	54	46
Other, net	84	26	127	71
Total gains (losses) on equity investments, net	$35	$452	$178	$437
During the third quarter of 2013, we sold our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities, and our interest in Clearwire Communications, LLC (Clearwire LLC), which had been accounted for as an equity method investment. We received proceeds of $142 million on the sale of our shares in Clearwire Corporation and $328 million on the sale of our interest in Clearwire LLC. The proceeds received on the sale of our shares in Clearwire Corporation and our interest in Clearwire LLC are included in "sales of available-for-sale investments" and "other investing", respectively, within investing activities on the consolidated condensed statements of cash flows. During the third quarter of 2013, we recognized gains of $111 million on the sale of our shares in Clearwire Corporation and $328 million on the sale of our interest in Clearwire LLC. The total gain of $439 million on these transactions is included in "gains (losses) on equity investments, net" on the consolidated condensed statements of income.
Note 19: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Interest income	$35	$24	$108	$73
Interest expense	(53)	(56)	(139)	(189)
Other, net	(7)	—	101	(3)
Total interest and other, net	$(25)	$(32)	$70	$(119)
Interest expense in the preceding table is net of $63 million of interest capitalized in the third quarter of 2014 and $203 million of interest capitalized in the first nine months of 2014 ($55 million in the third quarter of 2013 and $176 million in the first nine months of 2013).
During the first quarter of 2014, we completed the divestiture of our Intel Media assets. As a result of the transaction, we recognized a gain within "other, net" in the preceding table. For further information, see "Note 8: Divestitures."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 20: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net income available to common stockholders	$3,317	$2,950	$8,043	$6,995
Weighted average common shares outstanding—basic	4,880	4,981	4,945	4,969
Dilutive effect of employee equity incentive plans	76	60	73	68
Dilutive effect of convertible debt	89	59	77	58
Weighted average common shares outstanding—diluted	5,045	5,100	5,095	5,095
Basic earnings per common share	$0.68	$0.59	$1.63	$1.41
Diluted earnings per common share	$0.66	$0.58	$1.58	$1.37
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
During the third quarter of 2014, no outstanding stock options and restricted stock units were excluded from the computation of diluted earnings per common share (56 million were excluded for the third quarter of 2013 because these shares would have been antidilutive). During the first nine months of 2014, we excluded on average 14 million outstanding stock options and restricted stock units from the computation of diluted earnings per common share because these would have been antidilutive (56 million for the first nine months of 2013). These options could potentially be included in the diluted earnings per common share calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
In the third quarter of 2014 and 2013, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 21: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2014 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 28, 2013	$1,882	$67	$4	$(14)	$(602)	$(94)	$1,243
Other comprehensive income before reclassifications	469	—	(204)	(49)	(248)	(140)	(172)
Amounts reclassified out of accumulated other comprehensive income (loss)	(139)	—	(21)	4	29	—	(127)
Tax effects	(113)	(30)	52	4	76	13	2
Other comprehensive income (loss)	217	(30)	(173)	(41)	(143)	(127)	(297)
September 27, 2014	$2,099	$37	$(169)	$(55)	$(745)	$(221)	$946

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended		Nine Months Ended
Comprehensive Income Components	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$9	$—	$7	$3	Interest and other, net
	9	130	132	139	Gains (losses) on equity investments, net
	18	130	139	142
Unrealized holding gains (losses) on derivatives:
Currency forwards	(5)	(19)	(10)	(47)	Cost of sales
	8	7	26	15	Research and development
	2	(2)	7	(6)	Marketing, general and administrative
Other instruments	(2)	—	(2)	1	Cost of sales
	3	(14)	21	(37)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(2)	(2)	(4)	(4)
Actuarial gains (losses)	(10)	(26)	(29)	(77)
	(12)	(28)	(33)	(81)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$9	$88	$127	$24
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 28, 2013.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We estimate that we will reclassify approximately $154 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
Note 22: Contingencies
Legal Proceedings
We are a party to various legal proceedings, including those noted in this section. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Except as specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice.

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
All of the federal and state class actions other than the California class actions were transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain personal computers containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master's Report, and a hearing on those objections was held before the district court in July 2013. In July 2014, the district court affirmed the Special Master's ruling and issued an order denying the MDL plaintiffs' motion for class certification. In August 2014, plaintiffs filed a request for interlocutory appeal of the district court's decision with the U.S. Court of Appeals for the Third Circuit.
All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions agreed to delay ruling on this motion until after the Delaware district court ruled on the similar motion in the MDL proceedings. Given the procedural posture and the nature of these cases, including the fact that the Delaware district court's decision has been appealed, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.
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
In October 2013, the district court certified a class consisting of approximately 65,000 current or former employees of the seven defendants and set the matter for trial in late May 2014. The so-called “technical class” consists of a group of current and former technical, creative, and research and development employees at each of the defendants. In January 2014, Intel filed a motion for summary judgment, which the court denied in March 2014.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

In April 2014, Intel, Adobe, Apple, and Google reached an agreement with plaintiffs to settle this lawsuit, which is subject to court approval. In August 2014, the district court denied preliminary approval of the settlement. In September 2014, defendants filed a petition for writ of mandamus asking the U.S. Court of Appeals for the Ninth Circuit to reverse the district court’s decision. The Ninth Circuit has ordered briefing and will schedule a hearing date on the writ petition. We continue to dispute the plaintiffs’ claims, but agreed to settle this lawsuit to avoid the uncertainties, expenses, and diversion of resources from continued litigation. Our operating expenses for the first quarter of 2014 reflect an accrual for this proceeding and we believe reasonably possible losses in excess of the accrual amount are not material to our financial statements.
In re Intel Corporation Shareholder Derivative Litigation
In March 2014, the Police Retirement System of St. Louis filed a stockholder derivative action in the Superior Court of California in Santa Clara County against the members of our Board of Directors, certain former Board members, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, alleged antitrust violations, as described in the In re High Tech Employee Antitrust Litigation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In August 2014, we moved to dismiss the consolidated complaint. The court granted our motion in September 2014, but granted plaintiffs leave to amend their complaint.
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
In June 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The Administrative Law Judge held a hearing on the remaining three patents in August 2012 and issued an initial determination in December 2012. In the initial determination, the Administrative Law Judge found that Intel, Apple, and Hewlett-Packard Company have not violated Section 337 of the Tariff Act of 1930 because they have not infringed any of the asserted claims of the three patents, and ruled that the asserted claims of two of the patents were invalid. In December 2012, the parties filed petitions for review of the initial determination by the ITC. In February 2013, the ITC determined to review in part the initial determination. On review, the ITC determined to terminate the investigation with a finding of no violation. In April 2013, X2Y filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. In July 2014, the Federal Circuit affirmed the ITC's finding that Intel's microprocessors did not infringe the X2Y patents. In September 2014, X2Y filed a petition for en banc review, which was denied by the Federal Circuit. Given the procedural posture and nature of the cases, including the fact that discovery regarding X2Y’s claimed damages has not commenced in the stayed district court action, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute the claims and intend to defend against X2Y's claims vigorously.
Note 23: Operating Segments Information
Our operating segments in effect as of September 27, 2014 include:

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Netbook Group, and New Devices Group. All prior-period amounts have been adjusted retrospectively to reflect these operating segment changes, as well as other minor reorganizations.
The CODM is our CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
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

•
Mobile and Communications Group. Includes platforms designed for the tablet and smartphone market segments; and mobile communications components such as baseband processors, radio frequency transceivers, Wi-Fi, Bluetooth®, global navigation satellite systems, and power management chips.

•
Software and services operating segments. Includes software products for endpoint security, network and content security, risk and compliance, and consumer and mobile security from our McAfee business, and software products and services that promote Intel architecture as the platform of choice for software development.

We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the following operating results.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net revenue:
PC Client Group	$9,190	$8,440	$25,798	$24,654
Data Center Group	3,700	3,178	10,296	8,899
Internet of Things Group	530	464	1,551	1,263
Mobile and Communications Group	1	353	208	1,049
Software and services operating segments	558	545	1,659	1,599
All other	575	503	1,637	1,410
Total net revenue	$14,554	$13,483	$41,149	$38,874
Operating income (loss):
PC Client Group	$4,120	$3,243	$10,656	$8,377
Data Center Group	1,915	1,520	5,049	3,966
Internet of Things Group	153	152	431	342
Mobile and Communications Group	(1,043)	(810)	(3,096)	(2,274)
Software and services operating segments	29	1	30	(6)
All other	(634)	(602)	(2,176)	(1,663)
Total operating income	$4,540	$3,504	$10,894	$8,742

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 27, 2014 to the three and nine months ended September 28, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 28, 2013. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of October 29, 2014.
Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q3 2014	Q2 2014	Change	Q3 2014	Q3 2013	Change
Net revenue	$14,554	$13,831	$723	$14,554	$13,483	$1,071
Gross margin	$9,458	$8,917	$541	$9,458	$8,414	$1,044
Gross margin percentage	65.0%	64.5%	0.5%	65.0%	62.4%	2.6%
Operating income	$4,540	$3,844	$696	$4,540	$3,504	$1,036
Net income	$3,317	$2,796	$521	$3,317	$2,950	$367
Diluted earnings per common share	$0.66	$0.55	$0.11	$0.66	$0.58	$0.08
In Q3 2014, we had record net revenue and earnings per share. Net revenue in Q3 2014 of $14.6 billion was up 5% compared to Q2 2014 and up 8% compared to Q3 2013, and up 1% from the midpoint of the Business Outlook we provided in July 2014 of $14.4 billion. The increase from Q2 2014 was largely due to increased PC Client Group (PCCG) and Data Center Group (DCG) platform unit sales driven by stability in mature markets and strength in enterprise, as well as growth in all segments of our data center business. The worldwide PC supply chain appears to be healthy, with inventory levels appropriate in anticipation of the fourth quarter retail cycles. Net revenue for the PCCG operating segment was up 6% compared to Q2 2014 and up 9% compared to Q3 2013. Our notebook platform units increased as we are enabling innovative 2 in 1 devices and growing our market segment share by offering compelling platforms at lower price points. We had record net revenues in our DCG operating segment of $3.7 billion, up 5% compared to Q2 2014 and up 16% compared to Q3 2013. For Q4 2014, we are forecasting a revenue midpoint of $14.7 billion, up 1% from Q3 2014 and in line with the average seasonal increase.
Gross margin improved by half a percentage point from Q2 2014 and down one percentage point from the Business Outlook we provided in July 2014. The increase from Q2 2014 was primarily due to lower PCCG and DCG platform (Platform) unit costs on our 22-nanometer (nm) products and higher Platform unit sales. These increases were mostly offset by higher production costs on our 14nm products treated as period charges. We are forecasting Q4 2014 gross margin to be 64%, down one percentage point from Q3 2014, due to higher Platform unit costs and higher factory start-up costs, partially offset by lower production costs on 14nm.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In Q3 2014, we continued to ramp sales of our 5th generation Intel® Core™ processor family on 14nm process technology. We launched Intel® Core™ M processor, a new family of products, with full core performance in both compute and graphics in a fanless design, enabling new designs and form factors. We expect the first of these systems to be available for retail purchase in early Q4 2014. In the data center market segment, we launched our next generation Intel Xeon processor E5 family platform, formally code-named Grantley, on our 22nm process technology. We are customizing our Intel Xeon processor products for specific customers and workloads. In the wireless business, we qualified our second generation LTE solution, featuring CAT6 and carrier aggregation, in early Q3 2014. Our Cat6 LTE modem with carrier aggregation is now commercially available in the Samsung Galaxy Alpha*. Additionally, we expect to have our first integrated SoC application processor and baseband 3G solution, code-named "SoFIA," available in Q4 2014. We also remain on track to achieve our 40 million unit sales goal for tablets in fiscal year 2014. Finally, we entered into a series of agreements with Tsinghua Unigroup Ltd., an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture and communications-based solutions for mobile phones. For further information, see "Contractual Obligations".
Our business continues to produce significant cash from operations, generating $5.7 billion in Q3 2014. We ended Q3 2014 with $15.6 billion of cash and cash equivalents, short-term investments, and trading assets. During Q3 2014, we purchased $2.4 billion in capital assets and returned cash to stockholders by repurchasing $4.2 billion of common stock through our common stock repurchase program and paying $1.1 billion in dividends. With the cash generated from operations, we intend to continue our repurchases of common stock, and as a result reduce our cash balances. Additionally, the cash generated from operations is expected to enable sufficient liquidity for operations, provide the strategic flexibility to invest in our business and continue to return cash to our stockholders. In July 2014, the Board of Directors authorized an increase of $20 billion to the common stock repurchase program. As of September 27, 2014, $16.4 billion remained available for repurchase under the existing repurchase authorization limit. Additionally, the Board of Directors declared a cash dividend in September 2014 of $0.225 per share of common stock to be paid in December 2014.
Our Business Outlook for Q4 2014 and full-year 2014 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general and administrative (MG&A)), and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.
The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the Securities and Exchange Commission (SEC) and at other times. The forward-looking statements in the Business Outlook and reiterated or updated in this Form 10-Q will be effective through the close of business on December 12, 2014 unless updated earlier or except as specifically noted otherwise in the Business Outlook. From the close of business on December 12, 2014 until our quarterly earnings release is published, currently scheduled for January 15, 2015, we will observe a “quiet period.”
During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on October 14, 2014, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Third Quarter of 2014 Compared to Third Quarter of 2013
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q3 2014		Q3 2013
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$14,554	100.0%	$13,483	100.0%
Cost of sales	5,096	35.0%	5,069	37.6%
Gross margin	9,458	65.0%	8,414	62.4%
Research and development	2,842	19.5%	2,742	20.3%
Marketing, general and administrative	1,979	13.6%	1,970	14.7%
Restructuring and asset impairment charges	20	0.1%	124	0.9%
Amortization of acquisition-related intangibles	77	0.5%	74	0.5%
Operating income	4,540	31.3%	3,504	26.0%
Gains (losses) on equity investments, net	35	0.2%	452	3.4%
Interest and other, net	(25)	(0.2)%	(32)	(0.3)%
Income before taxes	4,550	31.3%	3,924	29.1%
Provision for taxes	1,233	8.5%	974	7.2%
Net income	$3,317	22.8%	$2,950	21.9%

Diluted earnings per common share	$0.66		$0.58
Our net revenue for Q3 2014 increased by $1.1 billion, or 8%, compared to Q3 2013. PCCG and DCG platform unit sales increased by 14% driven by strength in the traditional PC business. These increases were reduced by lower PCCG and DCG platform average selling prices, which were down 3%, and higher cash consideration to our customers to meet competition by offsetting a higher bill of materials and system level costs associated with integrating our tablet platform.
Our overall gross margin dollars for Q3 2014 increased by $1.0 billion, or 12%, compared to Q3 2013. This increase was due to higher PCCG and DCG platform revenue, approximately $580 million of lower PCCG and DCG platform unit costs, and approximately $320 million of lower factory start-up costs primarily driven by our next generation 14nm process technology. These increases were partially offset by approximately $340 million of higher production costs on our 14nm products treated as period charges and approximately $190 million of combined higher cash consideration provided to customers associated with integrating our tablet platform and higher cost of sales associated with higher tablet platform unit sales.
Our overall gross margin percentage increased to 65.0% in Q3 2014 from 62.4% in Q3 2013. The increase in gross margin percentage was primarily due to the gross margin increase in PCCG. We derived most of our overall gross margin dollars in Q3 2014 and Q3 2013 from the sale of platforms in the PCCG and DCG operating segments.
PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	Q3 2014	Q3 2013
Net revenue	$9,190	$8,440
Operating income	$4,120	$3,243
Net revenue for the PCCG operating segment increased by $750 million, or 9%, in Q3 2014 compared to Q3 2013. PCCG platform unit sales were up 15% while PCCG platform average selling prices were down 5%. The increase in revenue was driven primarily by higher notebook platform unit sales of 21%. To a lesser extent, higher desktop platform unit sales of 6% and higher desktop platform average selling prices of 2% also contributed to the increase. These increases were partially offset by lower notebook platform average selling prices of 10%.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income increased by $877 million, or 27%, in Q3 2014 compared to Q3 2013, which was driven by $832 million of higher gross margin and $45 million of lower operating expenses. The increase in gross margin was driven by approximately $525 million of lower PCCG platform unit costs, higher PCCG platform revenue, and approximately $315 million of lower factory start-up costs primarily for our next generation 14nm process technology. These increases were partially offset by approximately $340 million of higher production costs on our 14nm products treated as period charges.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q3 2014	Q3 2013
Net revenue	$3,700	$3,178
Operating income	$1,915	$1,520
Net revenue for the DCG operating segment increased by $522 million, or 16%, in Q3 2014 compared to Q3 2013. DCG platform average selling prices and unit sales were up 9% and 6%, respectively. Our server platform revenue continued to benefit from growth in the Internet cloud computing and high-performance computing market segments with continued strengthening of the enterprise market segment.
Operating income increased by $395 million, or 26%, in Q3 2014 compared to Q3 2013 with $578 million of higher gross margin partially offset by $183 million of higher operating expenses. The increase in gross margin was driven primarily by higher DCG platform revenue.
Internet of Things Group
The revenue and operating income for the Internet of Things Group (IOTG) operating segment for each period were as follows:

(In Millions)	Q3 2014	Q3 2013
Net revenue	$530	$464
Operating income	$153	$152
Net revenue for the IOTG operating segment increased by $66 million, or 14%, in Q3 2014 compared to Q3 2013. The increase was primarily due to higher IOTG platform unit sales based on strength in the retail market segment.
Operating income for the IOTG operating segment increased by $1 million, or 1%, in Q3 2014 compared to Q3 2013. The increase was primarily due to higher IOTG platform revenue offset by higher operating expenses.
Mobile and Communications Group
The revenue and operating loss for the Mobile and Communications Group (MCG) operating segment for each period were as follows:

(In Millions)	Q3 2014	Q3 2013
Net revenue	$1	$353
Operating loss	$(1,043)	$(810)
Net revenue for MCG operating segment decreased by $352 million, or 100%, in Q3 2014 compared to Q3 2013. This decrease was primarily due to higher cash consideration to our customers associated with integrating our tablet and phone platforms. Additionally, lower MCG phone components unit sales contributed to the decrease. These decreases were partially offset by higher tablet platform unit sales.
Operating loss for the MCG operating segment increased by $233 million, or 29%, in Q3 2014 compared to Q3 2013 with $339 million in lower gross margin partially offset by $106 million of lower operating expenses. The operating loss increased primarily due to higher cash consideration provided to customers and lower phone components revenue.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments
The revenue and operating income (loss) for the software and services (SSG) operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	Q3 2014	Q3 2013
Net revenue	$558	$545
Operating income (loss)	$29	$1
Net revenue for the SSG operating segments increased by $13 million in Q3 2014 compared to Q3 2013.
The operating results for the SSG operating segments increased by $28 million in Q3 2014 compared to Q3 2013.
Operating Expenses
Operating expenses for each period were as follows:

(Dollar in Millions)	Q3 2014	Q3 2013
Research and development	$2,842	$2,742
Marketing, general and administrative	$1,979	$1,970
R&D and MG&A as percentage of net revenue	33%	35%
Restructuring and asset impairment charges	$20	$124
Amortization of acquisition-related intangibles	$77	$74
Research and Development. R&D spending increased by $100 million, or 4%, in Q3 2014 compared to Q3 2013. This increase was driven by higher compensation expenses mainly due to higher profit-dependent compensation and annual salary increases.
Marketing, General and Administrative. MG&A increased by $9 million, in Q3 2014 compared to Q3 2013.
Restructuring and Asset Impairment Charges. Restructuring and asset impairment charges for each period were as follows:

(In Millions)	Q3 2014	Q3 2013
Employee severance and benefit arrangements	$9	$85
Asset impairments and other restructuring charges	11	39
Total restructuring and asset impairment charges	$20	$124
For further discussion, see "Results of Operations – First Nine Months of 2014 Compared to First Nine Months of 2013."
Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	Q3 2014	Q3 2013
Gains (losses) on equity investments, net	$35	$452
Interest and other, net	$(25)	$(32)
We recognized lower net gains on equity investments in Q3 2014 compared to Q3 2013 primarily due to lower gains on sales of equity investments. In Q3 2013, we sold our interest in Clearwire Communications, LLC (Clearwire LLC), which had been accounted for as an equity method investment, and our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities. We received proceeds of $470 million on the sale of these investments and recognized a gain of $439 million in Q3 2013.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q3 2014	Q3 2013
Income before taxes	$4,550	$3,924
Provision for taxes	$1,233	$974
Effective tax rate	27.1%	24.8%
The U.S. R&D tax credit was reenacted in Q1 2013 retroactive to the beginning of 2012. The U.S. R&D tax credit expired at the end of 2013 and has not been reenacted for 2014. A substantial majority of the increase in our effective tax rate between Q3 2014 and Q3 2013 was driven by the expiration of the U.S. R&D tax credit.

Results of Operations – First Nine Months of 2014 Compared to First Nine Months of 2013
Certain consolidated condensed statements of income data as a percentage of net revenue for each period were as follows:

	YTD 2014		YTD 2013
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$41,149	100.0%	$38,874	100.0%
Cost of sales	15,161	36.8%	15,924	41.0%
Gross margin	25,988	63.2%	22,950	59.0%
Research and development	8,547	20.8%	7,785	20.0%
Marketing, general and administrative	6,087	14.8%	6,082	15.6%
Restructuring and asset impairment charges	238	0.6%	124	0.3%
Amortization of acquisition-related intangibles	222	0.5%	217	0.6%
Operating income	10,894	26.5%	8,742	22.5%
Gains (losses) on equity investments, net	178	0.4%	437	1.1%
Interest and other, net	70	0.2%	(119)	(0.3)%
Income before taxes	11,142	27.1%	9,060	23.3%
Provision for taxes	3,099	7.6%	2,065	5.3%
Net income	$8,043	19.5%	$6,995	18.0%

Diluted earnings per common share	$1.58		$1.37
Our net revenue for the first nine months of 2014 increased by $2.3 billion, or 6%, compared to the first nine months of 2013. PCCG and DCG platform unit sales increased by 8% driven by strength in the traditional PC business. To a lesser extent, higher IOTG platform unit sales contributed to the increase. These increases were partially offset by higher cash consideration to our customers associated with integrating our tablet platform and lower MCG phone component unit sales.
Our overall gross margin dollars for the first nine months of 2014 increased by $3.0 billion, or 13%, compared to the first nine months of 2013. This increase was due primarily to higher PCCG and DCG platform revenue and approximately $1.3 billion of lower PCCG and DCG platform unit costs. To a lesser extent, approximately $540 million of lower factory start-up costs was primarily driven by our next generation 14nm process technology and approximately $315 million of lower excess capacity charges also contributed to the increase. These increases were partially offset by approximately $475 million of higher cash consideration provided to customers associated with integrating our tablet platform and higher cost of sales associated with higher tablet platform unit sales.
Our overall gross margin percentage increased to 63.2% in the first nine months of 2014 from 59.0% in the first nine months of 2013. The increase in gross margin percentage was primarily due to the gross margin increase in PCCG. We derived most of our overall gross margin dollars for the first nine months of 2014 and the first nine months of 2013 from the sale of platforms in the PCCG and DCG operating segments.

PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$25,798	$24,654
Operating income	$10,656	$8,377
Net revenue for the PCCG operating segment increased by $1.1 billion, or 5%, in the first nine months of 2014 compared to the first nine months of 2013. PCCG platform unit sales were up 8% while PCCG platform average selling prices were down 4%. The increase in revenue was driven by higher notebook platform unit sales of 11%. To a lesser extent, higher desktop platform unit sales of 5% and higher desktop platform average selling prices of 2% also contributed to the increase. These increases were partially offset by lower notebook platform average selling prices of 9%.
Operating income increased by $2.3 billion, or 27%, in the first nine months of 2014 compared to the first nine months of 2013, which was driven by $2.2 billion of higher gross margin and $74 million of lower operating expenses. The increase in gross margin was driven by approximately $1.2 billion of lower PCCG platform unit costs, approximately $610 million of lower factory start-up costs primarily driven by our next generation 14nm process technology, and higher PCCG platform revenue. Additionally, approximately $220 million of lower excess capacity charges also contributed to the increase. These increases were partially offset by approximately $340 million of higher production costs on our 14nm products treated as period charges.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$10,296	$8,899
Operating income	$5,049	$3,966
Net revenue for the DCG operating segment increased by $1.4 billion, or 16%, in the first nine months of 2014 compared to the first nine months of 2013. DCG platform average selling prices and unit sales were up 10% and 6%, respectively. Our server platform revenue continued to benefit from growth in the Internet cloud computing and high-performance computing market segments with continued strengthening of the enterprise market segment.
Operating income increased by $1.1 billion, or 27%, in the first nine months of 2014 compared to the first nine months of 2013 with $1.6 billion of higher gross margin partially offset by $519 million of higher operating expenses. The increase in gross margin was driven primarily by higher DCG platform revenue. Lower DCG platform unit costs of approximately $135 million also contributed to the increase.
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$1,551	$1,263
Operating income	$431	$342
Net revenue for the IOTG operating segment increased by $288 million, or 23%, in the first nine months of 2014 compared to the first nine months of 2013. The increase was primarily due to higher IOTG platform unit sales based on strength in the retail and industrial market segments.
Operating income for the IOTG operating segment increased by $89 million, or 26%, in the first nine months of 2014 compared to the first nine months of 2013. The increase was primarily due to higher IOTG platform revenue partially offset by higher IOTG platform operating expenses.

Mobile and Communications Group
The revenue and operating loss for the MCG operating segment for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$208	$1,049
Operating loss	$(3,096)	$(2,274)
Net revenue for the MCG operating segment decreased by $841 million, or 80%, in the first nine months of 2014 compared to the first nine months of 2013. This decrease was primarily due to higher cash consideration to our customers associated with integrating our tablet platform and lower phone component unit sales. These decreases were partially offset by higher tablet platform unit sales.
Operating loss for the MCG operating segment increased by $822 million, or 36%, in the first nine months of 2014 compared to the first nine months of 2013 with $873 million in lower gross margin and $51 million of lower operating expenses. The operating loss increased primarily due to higher cash consideration provided to customers, higher cost of sales associated with higher tablet platform unit sales, and lower phone components revenue. These decreases were partially offset by lower tablet unit costs.
Software and Services Operating Segments
The revenue and operating income (loss) for the SSG operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net revenue	$1,659	$1,599
Operating income (loss)	$30	$(6)
Net revenue for the SSG operating segments increased by $60 million in the first nine months of 2014 compared to the first nine months of 2013.
The operating results for the SSG operating segments increased by $36 million in the first nine months of 2014 compared to the first nine months of 2013.
Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	YTD 2014	YTD 2013
Research and development	$8,547	$7,785
Marketing, general and administrative	$6,087	$6,082
R&D and MG&A as percentage of net revenue	36%	36%
Restructuring and asset impairment charges	$238	$124
Amortization of acquisition-related intangibles	$222	$217
Research and Development. R&D spending increased by $762 million, or 10%, in the first nine months of 2014 compared to the first nine months of 2013. This increase was primarily driven by higher 10nm process technology development costs, higher compensation expenses due to higher profit-dependent compensation and annual salary increases, and increased investments in our products.
Marketing, General and Administrative. MG&A expenses increased by $5 million in the first nine months of 2014 compared to the first nine months of 2013. This increase was primarily due to a Q1 2014 charge related to ongoing litigation, the majority of which was offset by lower marketing expenses in 2014.

Restructuring and Asset Impairment Charges. Beginning in Q3 2013, management has approved several restructuring actions including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts and the closure of our assembly and test facility in Costa Rica, which we expect to cease production in the first quarter of 2015 and the end of 2014, respectively. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the current business environment.
Restructuring and asset impairment charges for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Employee severance and benefit arrangements	$218	$85
Asset impairments and other restructuring charges	20	39
Total restructuring and asset impairment charges	$238	$124
The restructuring and asset impairment activity for the first nine months of 2014 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
Additional accruals	203	19	222
Adjustments	15	1	16
Cash payments	(283)	(3)	(286)
Non-cash settlements	—	(9)	(9)
Accrued restructuring balance as of September 27, 2014	$118	$8	$126
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. The charges incurred during the first nine months of 2014 included $218 million related to employee severance and benefit arrangements, which impacted approximately 2,800 employees. In Q2 2014, we had estimated that 3,500 employees would be impacted by restructuring actions, but such number has decreased to 2,800 employees, mainly driven by the internal placement of previously impacted employees and the cancellation of prior quarter actions. Most of the accrued restructuring balance as of September 27, 2014 relates to employee severance and benefits, which are expected to be paid within the next 12 months, and was recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheets.
Since Q3 2013, we have incurred a total of $478 million in restructuring and asset impairment charges. These charges included a total of $419 million related to employee severance and benefit arrangements for approximately 6,700 employees, and $59 million in asset impairment and other restructuring charges.
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

(In Millions)	YTD 2014	YTD 2013
Gains (losses) on equity investments, net	$178	$437
Interest and other, net	$70	$(119)
We recognized lower net gains on equity investments in the first nine months of 2014 compared to the first nine months of 2013 primarily due to lower gains on sales of equity investments. Net gains on equity investments in the first nine months of 2013 included a gain of $439 million on the sale of our interest in Clearwire LLC, which had been accounted for as an equity method investment, and our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities.
We recognized an interest and other net gain in the first nine months of 2014 compared to a net loss in the first nine months of 2013 due to a gain recognized on the divestiture of our Intel Media assets in 2014. For further information, see "Note 8: Divestitures" in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	YTD 2014	YTD 2013
Income before taxes	$11,142	$9,060
Provision for taxes	$3,099	$2,065
Effective tax rate	27.8%	22.8%
The U.S. R&D tax credit was reenacted in Q1 2013 retroactive to the beginning of 2012. The U.S. R&D tax credit expired at the end of 2013 and has not been reenacted for 2014. A substantial majority of the increase in our effective tax rate between the first nine months of 2014 and the first nine months of 2013 was driven by the recognition of the full year of 2012 and first nine months of 2013 portion of the U.S. R&D tax credit.
Liquidity and Capital Resources

(Dollars in Millions)	Sep 27, 2014	Dec 28, 2013
Cash and cash equivalents, short-term investments, and trading assets	$15,594	$20,087
Other long-term investments	$2,153	$1,473
Loans receivable and other	$1,355	$1,226
Reverse repurchase agreements with original maturities greater than approximately three months	$450	$400
Short-term and long-term debt	$13,267	$13,446
Debt as percentage of stockholders’ equity	23.7%	23.1%
In summary, our cash flows for each period were as follows:

(In Millions)	YTD 2014	YTD 2013
Net cash provided by operating activities	$14,647	$14,738
Net cash used for investing activities	(8,001)	(14,152)
Net cash used for financing activities	(9,172)	(4,176)
Effect of exchange rate fluctuations on cash and cash equivalents	(5)	(7)
Net increase (decrease) in cash and cash equivalents	$(2,531)	$(3,597)

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first nine months of 2014 compared to the first nine months of 2013, the $91 million decrease in cash provided by operations was due to changes in assets and liabilities, offset by higher net income and adjustments for non-cash items. The adjustments for non-cash items were higher in the first nine months of 2014 compared to the first nine months of 2013, primarily due to higher depreciation and lower gains on equity investments. Income taxes paid, net of refunds, in the first nine months of 2014 compared to the first nine months of 2013 were $1.9 billion higher mostly due to 2012 income tax overpayments reducing income taxes paid in 2013 and higher income before taxes in 2014.
Changes in assets and liabilities as of September 27, 2014, compared to December 28, 2013, included a decrease in accrued compensation and benefits due to the payout of 2013 profit-dependent compensation and a decrease in accounts payable due to the timing of payments.
For the first nine months of 2014, our three largest customers accounted for 46% of net revenue (44% for the first nine months of 2013) with Hewlett-Packard Company accounting for 18% of our net revenue (17% for the first nine months of 2013), Dell Inc. accounting for 16% of our net revenue (15% for the first nine months of 2013), and Lenovo Group Limited accounting for 12% of our net revenue (12% for the first nine months of 2013). These three customers accounted for 46% of net accounts receivable as of September 27, 2014 (34% as of December 28, 2013).
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for the first nine months of 2014 compared to the first nine months of 2013. Cash used for investing activities decreased primarily due to lower purchases of available-for-sale investments and trading assets, higher maturities of available-for-sale investments, and lower cash paid for acquisitions. This decrease was partially offset by lower maturities and sales of trading assets and higher investments in non-marketable equity investments.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
The increase in cash used for financing activities for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to higher repurchases of common stock.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of September 27, 2014, cash and cash equivalents, short-term investments, and trading assets totaled $15.6 billion ($20.1 billion as of December 28, 2013). In addition to the $15.6 billion, we have $2.2 billion of other long-term investments, $1.4 billion of loans receivable and other, and $450 million of reverse repurchase agreements with original maturities greater than approximately three months, that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Another potential source of liquidity is an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, which was fully available for use as of September 27, 2014. This ongoing authorization includes borrowings under our commercial paper program. Maximum borrowings under our commercial paper program were $2.1 billion during the first nine months of 2014. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of September 27, 2014. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 27, 2014, $11.6 billion of our $15.6 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $11.6 billion held by our non-U.S. subsidiaries, approximately $2.0 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of September 27, 2014. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Marketable Debt Instruments
As of September 27, 2014, our assets measured and recorded at fair value on a recurring basis included $16.9 billion of marketable debt instruments. Of these instruments, $6.8 billion was classified as Level 1, $10.0 billion as Level 2, and $120 million as Level 3.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $10.0 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 50% was classified as Level 2 due to the use of a discounted cash flow model, and approximately 50% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of September 27, 2014, our assets measured and recorded at fair value on a recurring basis included $758 million of loans receivable and $268 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of September 27, 2014, our assets measured and recorded at fair value on a recurring basis included $6.5 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
During Q3 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd., an operating subsidiary of Tsinghua Holdings Co. Ltd., to among other things, jointly develop Intel architecture and communications-based solutions for mobile phones. Subject to regulatory approvals and other closing conditions, we have also agreed to invest up to RMB 9.0 billion (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of the holding company under Tsinghua Unigroup which will own Spreadtrum Communications and RDA Microelectronics. As of Q3 2014, these amounts have not been recognized in our consolidated condensed balance sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2013. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of September 27, 2014 and December 28, 2013. Actual results may differ materially.
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
As of September 27, 2014, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.5 billion ($6.3 billion as of December 28, 2013). Substantially all of our marketable equity investments portfolio as of September 27, 2014, was concentrated in our investment in ASML Holding N.V. of $6.3 billion ($5.9 billion as of December 28, 2013). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $2.0 billion, based on the value as of September 27, 2014 (a decrease in value of approximately $1.6 billion, based on the value as of December 28, 2013 using an assumed loss of 25%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.9 billion as of September 27, 2014 ($1.3 billion as of December 28, 2013). The carrying amount of our non-marketable equity method investments was $1.5 billion as of September 27, 2014 ($1.0 billion as of December 28, 2013). The majority of our non-marketable equity method investments balance as of September 27, 2014 was concentrated in our IM Flash Technologies, LLC (IMFT) and Cloudera, Inc. investments of $713 million and $280 million, respectively ($646 million for IMFT as of December 28, 2013).

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of legal proceedings, see “Note 22: Contingencies” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 28, 2013, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2013 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. This amount includes an increase of $20 billion in the authorization limit approved by our Board of Directors in July 2014. As of September 27, 2014, $16.4 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our publicly announced stock repurchase plan during the third quarter of 2014 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
June 29, 2014 – July 26, 2014	101.1	$34.27	$17,025
July 27, 2014 – August 23, 2014	8.6	$34.36	$16,730
August 24, 2014 – September 27, 2014	9.8	$34.36	$16,393
Total	119.5	$34.28
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
For further discussion, see "Note 17: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
10.1**
Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 23, 2014 under the 2006 Equity Incentive Plan (standard OSU program)
X
10.2**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after July 1, 2014 under the OSU program)					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

INTEL CORPORATION (Registrant)

Date:	October 29, 2014	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer