Form 10-K
period 2014-12-27
INTEL CORP
filed 2015-02-13
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014.
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2014, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was
$153.0 billion
4,736 million shares of common stock outstanding as of February 6, 2015
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement related to its 2015 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

INTEL CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2014

PART I

ITEM 1.	BUSINESS
Company Overview
We design and manufacture advanced integrated digital technology platforms. A platform consists of a microprocessor and chipset, and may be enhanced by additional hardware, software, and services. We sell these platforms primarily to original equipment manufacturers (OEMs), original design manufacturers (ODMs), and industrial and communications equipment manufacturers in the computing and communications industries. Our platforms are used to deliver a wide range of computing experiences in notebooks (including Ultrabook™ devices), 2 in 1 systems, desktops, servers, tablets, smartphones, and the Internet of Things (including wearables, transportation systems, and retail devices). We also develop and sell software and services primarily focused on security and technology integration. We were incorporated in California in 1968 and reincorporated in Delaware in 1989.
Company Strategy
Our vision is if it is smart and connected, it is best with Intel. As a result, we offer complete and connected computing solutions, both hardware and software, and continue to drive "Moore’s Law." Over time, the number of devices connected to the Internet and to one another has grown from hundreds of millions to billions. This number continues to grow and the variety of devices also continues to increase. The combination of embedding computing into devices and connecting them to the Internet, known as the Internet of Things, as well as a build-out of the cloud infrastructure supporting these devices, is driving fundamental changes in the computing industry. As a result, we are transforming our primary focus from the design and manufacture of semiconductor chips for personal computers (PCs) and servers to the delivery of more complete platform solutions consisting of hardware and software platforms and supporting services. These solutions span the compute continuum, from high-performance computing systems running trillions of operations per second to embedded applications consuming milliwatts of power. Additionally, computing is becoming an increasingly mobile, personal, and ubiquitous experience. End users value smart devices that connect seamlessly and securely to the Internet and to each other. We enable this experience by innovating around energy-efficient performance, connectivity, and security.
To succeed in this changing computing environment, we have the following key objectives:

•	relentless pursuit of Moore's Law to maximize and extend our manufacturing technology leadership;

•	strive to ensure that Intel® technology is the best choice across the compute continuum, including PCs, data centers, ultra-mobile devices, and the Internet of Things;

•
expand platforms into adjacent market segments to bring compelling new System-on-Chip (SoC) solutions and user experiences to ultra-mobile form factors including tablets and smartphones, as well as PC platforms (including Ultrabook devices, 2 in 1 systems, and all-in-ones), data center applications, and the Internet of Things (including wearables, transportation systems, and retail devices);

•	increase the utilization of our investments in intellectual property and research and development (R&D) across all market segments;

•	be the platform of choice for any operating system;

•	expand data center, security, and big data analytics;

•	scale our manufacturing capabilities into foundry; and

•	strive to reduce the environmental footprint of our products and operations as well as be an asset to the communities we work in.

We use our core assets to meet these objectives. We believe that applying our core assets to our key objectives provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Our core assets and key objectives include the following:

•
Silicon and Manufacturing Technology Leadership. We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. Moore's Law predicted that transistor density on integrated circuits would double about every two years. We continue executing to Moore’s Law by enabling new devices with higher functionality and complexity while controlling power, cost, and size. In keeping with Moore's Law, we drive a regular and predictable upgrade cycle—introducing a new microarchitecture approximately every two to three years and ramping the next generation of silicon process technology in the intervening periods. We refer to this as our "tick-tock" technology development cadence. Through this cycle, we continue to push progress by designing and putting transistor innovations into high-volume production. We aim to have the best process technology, and unlike many semiconductor companies, we primarily manufacture our products in our own facilities. This in-house manufacturing capability enables us to optimize performance, shorten our time to market, and scale new products more rapidly. We believe this competitive advantage will be extended in the future as the costs to build leading-edge fabrication facilities increase, and as fewer semiconductor companies will be able to combine platform design and manufacturing.

•
Architecture and Platforms. We are developing a wide range of solutions for devices that span the compute continuum and allow for computing experiences in notebooks, desktops, servers, tablets, smartphones, and the Internet of Things. We believe that users want consistent computing experiences and interoperable devices and that users and developers value consistency of architecture. This provides a common framework that results in shortened time-to-market, increased innovation, and the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of users and developers to offer complete solutions across the compute continuum through our partnership with the industry on open, standards-based platform innovation around Intel® architecture. We continue to invest in improving Intel architecture to deliver increased value to our customers and expand the capabilities of the architecture in adjacent market segments. For example, we focus on delivering improved energy-efficient performance, which involves balancing higher performance with the lowest power. In addition, we are focusing on perceptual computing, which brings exciting experiences through devices that sense, perceive, and interact with the user’s actions.

•
Software and Services. We offer software and services that provide solutions through a combination of hardware and software for consumer and corporate environments. Additionally, we seek to enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded market segment and big data analytics, through our software offerings. We continue to collaborate with companies to develop software platforms that are optimized for Intel® processors, support multiple hardware architectures, and operating systems.

•
Security. Through our expertise in hardware and software, we are able to embed security into many facets of computing and offer proactive solutions and services to help secure the world’s most critical systems and networks. We protect consumers and businesses of all sizes, and bring unique hardware, software, and end-to-end security solutions to the market to help enable increased protection against ever-evolving security risks.

•
Customer Orientation. We focus on providing compelling user experiences by developing our next generation of products based on customer needs and expectations. In turn, our products help enable the design and development of new user experiences, form factors, and usage models for businesses and consumers. For example, we enhance the customer computing experience by providing Intel® RealSense™ technology, wireless charging, and password elimination. We offer platforms that incorporate various components and capabilities designed and configured to work together to provide an optimized solution that customers can easily integrate into their end products. Additionally, we promote industry standards that we believe will yield innovation and improved technologies for users.

•
Strategic Investments. We make investments in companies around the world that we believe will further our vision, mission, and strategic objectives: support our key business initiatives: and generate financial returns. Our investments—including those made through Intel Capital—generally focus on companies and initiatives that we believe will stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. In 2014, we completed an investment in Cloudera, Inc. (Cloudera) to bring big data analytics into the mainstream through the joining of Cloudera's software platform and our data center architecture based on Intel® Xeon® processors. Additionally, we plan to continue to purchase and license intellectual property to support our current and expanding business.

•
Corporate Stewardship. We are committed to developing energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We have led the industry in the journey to produce products that are free of conflict minerals, and have made our learnings from this journey open to others in the industry. We also believe that creating a fully diverse and inclusive workplace is fundamental to how we deliver business results. To this end in January 2015, our Chief Executive Officer, Brian Krzanich, announced the Diversity in Technology initiative and a goal to achieve full representation of women and under-represented minorities at Intel by 2020. We are also committed to empowering people and expanding economic opportunity through education and technology, driven by our corporate and Intel Foundation programs, policy leadership, and collaborative engagements. In addition, we strive to cultivate a work environment in which engaged, energized employees can thrive in their jobs and in their communities.

Our continued investment in developing our assets and execution in key objectives are intended to help strengthen our competitive position as we enter and expand into adjacent market segments, such as tablets, smartphones, and the Internet of Things. These market segments change rapidly, and we need to adapt to new environments. A key characteristic of these adjacent market segments is low-power consumption based on SoC products. We are making significant investments in this area with the accelerated development of our SoC solutions based on the 64-bit Intel® Atom™ microarchitecture and Intel® Quark™ technology. We are also optimizing our server products for energy-efficient performance, as we believe that increased Internet traffic and the use of ultra-mobile devices, the Internet of Things, and data center applications have created the need for improved data center infrastructure and energy efficiency.

Business Organization
In Q1 2014, we made certain changes to our organizational structure to align with our critical objectives. As of December 27, 2014, we managed our business through the following operating segments:

PC Client Group
Data Center Group
Internet of Things Group
Mobile and Communications Group
Software and services operating segments
McAfee
Software and Services Group
All other
Netbook Group
New Devices Group
Non-Volatile Memory Solutions Group

For a description of our operating segments, see "Note 26: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.
Products
Platforms
We offer platforms that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or a multichip package. A platform may be enhanced by additional hardware, software, and services.
A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system. We offer microprocessors with one or multiple processor cores. Multi-core microprocessors can enable improved multitasking and energy-efficient performance by distributing computing tasks across two or more cores. In addition, our Intel® Core™ processor families integrate graphics functionality onto the processor die.
A chipset sends data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive or solid-state drive, and optical disc drives. Chipsets extend the audio, video, and other capabilities of many systems and perform essential logic functions, such as balancing the performance of the system and removing bottlenecks.
We offer and continue to develop SoC products that integrate our CPUs with other system components, such as graphics, audio, imaging, communication and connectivity, and video, onto a single chip. SoC products are designed to reduce total cost of ownership, provide improved performance due to higher integration and the lowest power, and enable ultra-mobile form factors such as tablets, smartphones, Ultrabook devices, and 2 in 1 systems, as well as notebooks, desktops, data center products, and the Internet of Things.

We offer a multichip package that integrates the chipset on one die with the CPU and graphics on another die, connected via a lower-power, on-package interface. Similar to an SoC, the multichip package can provide improved performance due to higher integration coupled with the lowest power consumption, which enables smaller form factors. In 2014, we introduced our 5th generation Intel Core processor, code-named "Broadwell."
We also offer features designed to improve our platform capabilities. For example, Intel® vPro™ technology is a solution for manageability, security, and business user experiences in the notebook, desktop, and 2 in 1 systems market segments. Intel vPro technology is designed to provide businesses with increased manageability, upgradeability, energy-efficient performance, and security while lowering the total cost of ownership. We also offer Intel® Iris™ technology, which provides enhanced integrated graphics for our 4th and 5th generation Intel Core processors. In 2014, we announced Intel RealSense technology, which includes software and depth cameras that enable more natural and intuitive interaction with personal computing devices.
We offer a range of platforms based upon the following microprocessors:

Intel® Quark™ Processor/SoC

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

Intel® Celeron® Processor

Designed to deliver quality, reliability, and performance for work and play

Intel® Core™ M Processor

Designed to deliver responsive performance and battery-life to new tablet-thin, fanless devices

Intel® Core™ i3 Processor

Designed to deliver responsive performance and built-in security to play, create, and entertain

Intel® Core™ i5 Processor

Designed for visuals and adaptive performance on-demand with Intel® Turbo Boost technology and built-in security features to safely work, play, create, and entertain

Intel® Core™ i7 Processor

Designed for visuals and maximized performance on-demand with Intel® Turbo Boost technology and built-in security features for the most demanding applications including high-performance gaming, HD video creation, and consumption

Intel® Xeon® Processor

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

Intel® Xeon Phi™ Processor

Designed to deliver performance for parallel workloads

Intel® Itanium® Processor

Designed to deliver mainframe reliability and enterprise performance on a platform that shares common characteristics of the rest of the data center

McAfee, Inc.
McAfee, Inc. (McAfee) offers software and hardware products that provide security solutions designed to protect systems in consumer, mobile, and corporate environments from malicious virus attacks and loss of data. McAfee’s products include software solutions for end-point security, network and content security, risk and compliance, and consumer and mobile security and privacy.
Communication and Connectivity
Our communication and connectivity offerings for tablets, smartphones, and other connected devices include baseband processors, radio frequency transceivers, and power management integrated circuits. We also offer comprehensive smartphone, tablet, and Internet of Things solutions, which include multimode Long Term Evolution (LTE*) modems, Bluetooth® and Global Positioning System (GPS) receivers, software solutions, customization, and essential interoperability tests.
Non-Volatile Memory Solutions
We offer NAND flash memory products primarily used in solid-state drives. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT) and Micron Technology, Inc. (Micron).
Intel Custom Foundry
We offer manufacturing technologies and design services for our customers. Our foundry offerings include full custom silicon, packaging, and manufacturing test services. We also provide semi-custom services to tailor Intel architecture-based solutions with customers' intellectual property blocks. To enable our customers to use our custom foundry services, we offer industry-standard design kits, intellectual property blocks, and design services.
Products and Product Strategy by Operating Segment
Our PC Client Group operating segment offers products that are incorporated in notebook (including Ultrabook devices), 2 in 1 systems, and desktop computers for consumers and businesses. In 2014, we introduced the 5th generation Intel Core processor family for use in 2 in 1 systems, and we will soon release the 5th generation Intel Core processors for other notebooks. These processors use 14-nanometer (nm) transistors and our Tri-Gate transistor technology. Our Tri-Gate transistor technology extends Moore’s Law by providing improved performance and energy efficiency. In combination, these enhancements can provide significant power savings and performance gains when compared to previous-generation technologies.
Notebook
Our strategy for the notebook computing market segment is to offer notebook technologies designed to bring exciting new user experiences to life and improve performance, battery life, wireless connectivity, manageability, and security. In addition, we are designing for innovative smaller, lighter, and thinner form factors. We believe that our 5th generation Intel Core processors will continue to deliver increasing levels of performance, graphics, and energy efficiency, and will provide our customers and end users with multiple choices in operating system compatibility, processor cores, graphic performance, and battery life.
We have worked to help our customers develop a new class of personal computing devices that includes Ultrabook devices and 2 in 1 systems. These computers combine the energy-efficient performance and capabilities of today’s notebooks and tablets with enhanced graphics and improved user interfaces such as touch and voice in a thin, light form factor that is highly responsive and secure, and that can seamlessly connect to the Internet. In 2014, we introduced the Intel® Core™ M processor, our first commercially available 14nm processor designed to enable responsive performance and improved battery life for new tablet-thin, fanless devices. We believe the renewed innovation in the PC industry that we fostered with Ultrabook devices and expanded to 2 in 1 systems will continue.
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

Our Data Center Group operating segment offers products designed to provide leading energy-efficient performance for all server, network, and storage platforms. In addition, the Data Center Group (DCG) focuses on lowering the total cost of ownership and on other specific optimizations for the enterprise, cloud, communications infrastructure, and technical computing segments. In 2014, we launched our next-generation Intel Xeon processor E5 family platform for our 22nm process technology. The 22nm Intel Xeon processors provide improved performance and better power consumption across server, network, and storage platforms. We also launched our next-generation Intel Xeon processor E7 family. These products are targeted at platforms requiring four or more CPUs and industry leading reliability, availability, and serviceability. DCG is continuing to ramp the Intel® Xeon Phi™ coprocessor with 60 or more high-performance, low-power Intel processor cores. The Intel Xeon Phi coprocessors are positioned to boost the power of the world’s most advanced supercomputers, enabling trillions of calculations per second.
Our Internet of Things Group operating segment offers platforms for customers to design products for the retail, transportation, industrial, and buildings and home market segments. In addition, the Internet of Things Group (IOTG) focuses on establishing an end-to-end secure and manageable architecture that captures actionable information for consumers. In 2014, we shipped our first Intel Quark SoC 32-bit microprocessor. We also launched the Intel® Edison development platform, which is designed to empower the next generation of wearables, robotics, and other small devices connecting, creating, and consuming data.
Our Mobile and Communications Group operating segment offers products that incorporate hardware, software, and connectivity for tablets, smartphones, and other mobile devices. In addition, our Mobile and Communications Group (MCG) focuses on a broad range of wireless connectivity options by combining Intel® WiFi technology with our 2G and 3G technologies, and creating a path to accelerate industry adoption of 4G LTE. In 2014, we began selling our second-generation LTE solution, featuring CAT6 and carrier aggregation. In addition, MCG developed the first Intel Atom SoC application processor integrated with leading global 3G modem, code-named "SoFIA." SoFIA is designed for the entry and value mobile devices market segment.
Our software and services operating segments seek to create differentiated user experiences on Intel®-based platforms. We differentiate by combining Intel platform features and enhanced software and services. Our three primary initiatives are:

•	enabling platforms that can be used across multiple operating systems, applications, and services across all Intel products;

•	optimizing features and performance by enabling the software ecosystem to quickly take advantage of new platform features and capabilities; and

•
enable a more secure online experience by using software, services, and hardware to deliver comprehensive solutions, such as our McAfee LiveSafe* service, which provides a comprehensive security suite that offers consumer protection across a range of devices such as PCs, tablets, and smartphones.

Revenue by Major Operating Segment
Net revenue for the PC Client Group (PCCG) operating segment, the Data Center Group (DCG) operating segment, the Internet of Things Group (IOTG) operating segment, the Mobile and Communications Group (MCG) operating segment, and the aggregated software and services (SSG) operating segments is presented as a percentage of our consolidated net revenue. SSG includes McAfee and the Software and Services Group operating segment. The "all other" category consists primarily of revenue from the Non-Volatile Memory Solutions Group, the Netbook Group, and the New Devices Group operating segments.
Percentage of Revenue by Major Operating Segment
(Dollars in Millions)

Percentage of Revenue by Principal Product from Reportable Segments*
(Dollars in Millions)
*Note images are not to scale

Competition
The computing industry continuously evolves with new and enhanced technologies and products from existing and new providers. The marketplace can change quickly in response to the introduction of such technologies and products and other factors such as changes in customer and end-user requirements, expectations, and preferences. As technologies evolve and new market segments emerge, the boundaries between the market segments that we compete in are also subject to change.
Intel faces significant competition in the development and market acceptance of our products in this environment. Our platforms, based on Intel architecture, are positioned to compete across the compute continuum, from the lowest power and ultra-mobile devices to the most powerful data center servers. Our platforms, which have integrated hardware and software, offer customers benefits such as ease of use, savings in total cost of ownership, and the ability to scale systems to accommodate increased usage.
Competitors
We compete against other companies that make and sell platforms, other silicon components, and software to businesses that build and sell computing and communications devices to end users. Our competitors also include companies that sell goods and services to businesses that utilize them for their internal and/or customer-facing processes (e.g., businesses running large data centers). In addition, we face competition from OEMs, ODMs, and other industrial and communications equipment manufacturers that, to some degree, choose to vertically integrate their own proprietary semiconductor and software assets. By doing so, these competitors may be attempting to offer greater differentiation in their products and to increase their share of the profits for each finished product they sell. Continuing changes in industry participants through, for example, acquisitions or business collaborations could also have a significant impact on our competitive position.
We are a leading provider in the PC and data center segments, where we face existing and emerging competition. In the PC market segment, ultra-mobile devices—such as tablets and smartphones offered by numerous vendors— have become significant competitors to PCs for many usages. Most of these small devices currently use applications processors based on the ARM* architecture; feature low-power, long battery-life operation; and are built in SoC formats that integrate numerous functions on one chip.
In the data center segment, our data center platforms face emerging competition from companies using ARM architecture or other technologies. Internet cloud computing and high-performance computing are areas of significant targeted growth for us in the data center segment, and we face strong competition in these market segments.
We are a relatively new entrant to the segments for tablets, smartphones, and similar ultra-mobile devices. We have adjusted our product roadmaps to emphasize the development of low-power SoC chips for such devices, as well the Internet of Things.
In the Internet of Things market segment, we have a long-standing position as a supplier of components and software for embedded products, and this marketplace is significantly expanding with increasing types and numbers of smart and connected devices for industrial, commercial, and consumer uses. In this growing market segment, we face numerous large and small incumbent competitors as well as new entrants that use ARM architecture and other operating systems and software.
McAfee is a major provider of digital security products and services to businesses and consumers. Numerous competitors offer security products and services, and we seek to offer competitive differentiation by integrating hardware and software security features in many of our offerings and to have security offerings in numerous market segments, including mobile and embedded devices and for data centers.
Our products primarily compete based on performance, energy efficiency, integration, innovative design, features, price, quality, reliability, brand recognition, and availability. The importance of these factors will vary by the type of end system for the products. For example, performance might be among the most important factors for our products for data center servers, while price and integration might be among the most important factors for our products for tablets, smartphones, and other mobile devices.

Competitive Advantages
Our products' ability to operate on multiple operating systems in end-user products and platforms operated or sold by third parties, including OEMs, is a key competitive advantage. We seek to optimize our products for multiple operating systems and invest substantial resources working with third parties to do so, but such investments are risky given that it is not clear which products will succeed in the market.
Another key competitive advantage is our market lead in transitioning to the next-generation process technology and bringing products to market using such technology. We have products in the market manufactured using our 14nm process technology and are currently working on the development of our next-generation 10nm process technology. We believe that these transitions will offer significant improvements in one or more of the following areas: performance, new features, energy efficiency, and cost.
Moreover, the combination of our network of manufacturing and assembly and test facilities with our global architecture design teams is another important competitive advantage. We have made significant capital and R&D investments into this integrated manufacturing network, which enables us to have more direct control over our processes, quality control, product cost, production timing, performance, power consumption, and manufacturing yield. The increased cost of constructing new fabrication facilities supporting smaller transistor geometries and larger wafers has led to a smaller pool of companies that can afford to build and equip leading-edge manufacturing facilities. Most of our competitors rely on third-party foundries and subcontractors such as Taiwan Semiconductor Manufacturing Company, Ltd. and GlobalFoundries Inc. for manufacturing and assembly and test needs. We provide foundry services as an alternative to such foundries.
Manufacturing and Assembly and Test
As of December 27, 2014, 70% of our wafer fabrication, including microprocessors and chipsets, was conducted within the U.S. at our facilities in Arizona, New Mexico, Oregon, and Massachusetts. Our Massachusetts fabrication facility is our last manufacturing facility on 200 millimeter (mm) wafers and is expected to cease production in Q1 2015. The remaining 30% of our wafer fabrication was conducted outside the U.S. at our facilities in Israel and China. Our fabrication facility in Ireland is currently transitioning to our 14nm process technology, with manufacturing expected to ramp in the second half of 2015. Wafer fabrication conducted within and outside the U.S. may be impacted by the timing of a facility’s transition to a newer process technology, as well as a facility’s capacity utilization.
As of December 27, 2014, we manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations
Microprocessors	300mm	14nm	Arizona, Oregon
Microprocessors	300mm	22nm	Israel, Arizona, Oregon
Microprocessors and chipsets	300mm	32nm	New Mexico
Microprocessors	300mm	45nm	New Mexico
Chipsets	300mm	65nm	China
Chipsets and other products	300mm	90nm	China
Chipsets	200mm	130nm	Massachusetts
As of December 27, 2014, a substantial majority of our microprocessors were manufactured on 300mm wafers using our 14nm, 22nm, and 32nm process technology. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and increasing the number of integrated features on each chip. These advancements can result in new devices with higher functionality and complexity while controlling power, cost, and size. In addition, with each shift to a new process technology, we are able to produce more microprocessors per square foot of our wafer fabrication facilities. The costs to develop our process technology are significantly less than adding capacity by building additional wafer fabrication facilities using older process technology.

We use third-party foundries to manufacture wafers for certain components, including communication and connectivity products. In 2014, we qualified our first SoC application processor and baseband 3G solution, code-named "SoFIA," which will be fabricated by a third-party foundry. In addition, we primarily use subcontractors to manufacture board-level products and systems. We purchase certain communication and connectivity products from external vendors primarily in the Asia-Pacific region.
Following the manufacturing process, the majority of our components are subject to assembly and test. We perform our components assembly and test at facilities in Malaysia, China, and Vietnam. Our assembly and test facility in Costa Rica ceased production in Q4 2014. To augment capacity, we use subcontractors to perform assembly and test of certain products, primarily chipsets and communication and connectivity products.
Our NAND flash memory products are manufactured by IMFT and Micron using 20nm or 25nm process technology, and assembly and test of these products is performed by Micron and other external subcontractors. For further information, see "Note 5: Cash and Investments" in Part II, Item 8 of this Form 10-K.
Our employment and operating practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. Intel expects all suppliers to comply with our Code of Conduct and the Electronic Industry Citizenship Coalition (EICC) Code of Conduct, both of which set standards that address the rights of workers to safe and healthy working conditions, environmental responsibility, compliance with privacy and data security obligations, and compliance with applicable laws.
We have thousands of suppliers, including subcontractors, providing our various materials, equipment, and service needs. We set expectations for supplier performance and reinforce those expectations with periodic assessments and audits. We communicate those expectations to our suppliers regularly and work with them to implement improvements when necessary. Where possible, we seek to have several sources of supply for all of these materials and resources, but we may rely on a single or limited number of suppliers, or upon suppliers in a single country. In those cases, we develop and implement plans and actions to reduce the exposure that would result from a disruption in supply. We have entered into long-term contracts with certain suppliers to help ensure a stable supply of silicon and semiconductor manufacturing tools.
Our products are typically manufactured at multiple Intel facilities around the world or by subcontractors. However, some products are manufactured in only one Intel or subcontractor facility, and we seek to implement action plans to reduce the exposure that would result from a disruption at any such facility. See "Risk Factors" in Part I, Item 1A of this Form 10-K.

Research and Development
We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. R&D expenditures were $11.5 billion in 2014 ($10.6 billion in 2013 and $10.1 billion in 2012).
Our R&D activities are directed toward the delivery of solutions consisting of hardware and software platforms and supporting services across a wide range of computing devices. We are focused on developing the technology innovations that we believe will deliver our next generation of products, which will in turn enable new form factors and usage models for businesses and consumers. We focus our R&D efforts on advanced computing technologies, developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of platforms, improving our platform initiatives, developing new solutions in emerging technologies including memory and the Internet of Things, as well as developing software solutions and tools. Our R&D efforts are intended to enable new levels of performance and address areas such as energy efficiency, system-level integration, security, scalability for multi-core architectures, system manageability, and ease of use.
As part of our R&D efforts, we plan to introduce a new Intel Core microarchitecture for desktops, notebooks (including Ultrabook devices and 2 in 1 systems), and Intel Xeon processors approximately every two to three years and ramping the next generation of silicon process technology in the intervening periods. We refer to this as our "tick-tock" technology development cadence, as illustrated below.
Advances in our silicon technology have enabled us to continue making Moore’s Law a reality. In 2014, we began manufacturing our 5th generation Intel Core processor family using our 14nm process technology. We are currently developing our next-generation Intel® microarchitecture, code-named "Skylake," using our 14nm process technology, which we expect to release in the second half of 2015. We are also developing 10nm manufacturing process technology, our next-generation process technology.
We have continued expanding on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products optimized for a wider variety of applications. We have accelerated the Intel Atom processor-based SoC roadmap for ultra-mobile form factors, including tablets and smartphones, as well as notebooks (including Ultrabook devices and 2 in 1 systems), the Internet of Things, and data center applications, from 32nm through 22nm to 14nm. Our Intel Atom processors for ultra-mobile form factors and the Internet of Things are transitioning to the same process technology as our leading-edge products. We expect that this acceleration will result in a significant reduction in transistor leakage, lower active power, and an increase in transistor density to enable more powerful, feature-rich smartphones and tablets with a longer battery life. The Intel Quark SoC is an ultra-low-power and low-cost architecture designed for the Internet of Things, from industrial machines to wearable devices.
With our continued focus on silicon and manufacturing technology leadership, we entered into a series of agreements with ASML Holding N.V. (ASML) in 2012, certain of which were amended in 2014 to further define the commercial terms between the parties. These amended agreements, in which Intel agreed to provide R&D funding over five years, are intended to accelerate the development of extreme ultraviolet (EUV) lithography projects and deep ultraviolet immersion lithography projects, including generic developments applicable to both 300mm and 450mm.

Our R&D activities range from designing and developing new products and manufacturing processes to researching future technologies and products. We continue to make significant R&D investments in the development of SoCs to enable growth in ultra-mobile form factors. In addition, we continue to make significant investments in communications and connectivity for tablets, smartphones, and other connected devices, including mutlimode LTE modems. Our investment in Cloudera, completed in 2014, is evidence of our drive to bring big data analytics to the mainstream market through the joining of Cloudera's software platform and our data center architecture based on Intel Xeon processors. We also continue to invest in leading-edge foundry platforms and ecosystem partner development, graphics, high-performance computing, and communication and connectivity.
Our R&D model is based on a global organization that emphasizes a collaborative approach to identifying and developing new technologies, leading standards initiatives, and influencing regulatory policies to accelerate the adoption of new technologies, including joint pathfinding conducted between researchers at Intel Labs and our business groups. We centrally manage key cross-business group product initiatives to align and prioritize our R&D activities across these groups. In addition, we may augment our R&D activities by investing in companies or entering into agreements with companies that have similar R&D focus areas, as well as directly purchasing or licensing technology applicable to our R&D initiatives. To drive innovation and gain efficiencies, we intend to utilize our investments in intellectual property and R&D across our market segments.
Employees
As of December 27, 2014, we had 106,700 employees worldwide, with approximately 51% of those employees located in the U.S.
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
Our worldwide reseller sales channel consists of thousands of indirect customers—systems builders that purchase Intel® microprocessors and other products from our distributors. We have a program that allows distributors to sell our microprocessors and other products in small quantities to customers of systems builders; our microprocessors and other products are also available in direct retail outlets.
In 2014, Hewlett-Packard Company (HP) accounted for 18% of our net revenue (17% in 2013 and 18% in 2012), Dell Inc. (Dell) accounted for 16% of our net revenue (15% in 2013 and 14% in 2012), and Lenovo Group Limited (Lenovo) accounted for 12% of our net revenue (12% in 2013 and 11% in 2012). No other customer accounted for more than 10% of our net revenue during such periods. For information about net revenue and operating income by operating segment, and net revenue from unaffiliated customers by country, see "Note 26: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.
Sales Arrangements
Our products are sold through sales offices throughout the world. Sales of our products are frequently made via purchase order acknowledgments that contain standard terms and conditions covering matters such as pricing, payment terms, and warranties, as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time, we may enter into additional agreements with customers covering, for example, changes from our standard terms and conditions, new product development and marketing, private-label branding, and other matters. Our sales are typically made using electronic and web-based processes that allow the customer to review inventory availability and track the progress of specific goods ordered. Pricing on particular products may vary based on volumes ordered and other factors. We also offer discounts, rebates, and other incentives to customers to increase acceptance of our products and technology.

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue and related cost of sales is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, generally 30 days after shipment or delivery. We assess credit risk through quantitative and qualitative analysis. From this analysis, we establish shipping and credit limits, and determine whether we will seek to use one or more credit support devices, such as obtaining a parent guarantee, standby letter of credit, or credit insurance. Credit losses may still be incurred due to bankruptcy, fraud, or other failure of the customer to pay. For information about our allowance for doubtful receivables, see "Schedule II—Valuation and Qualifying Accounts" in Part IV of this Form 10-K.
Our sales to distributors are typically made under agreements allowing for price protection on unsold merchandise and a right of return on stipulated quantities of unsold merchandise. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. Our products typically have no contractual limit on the amount of price protection, nor is there a limit on the time horizon under which price protection is granted. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. We have the option to grant credit for, repair, or replace defective products, and there is no contractual limit on the amount of credit that may be granted to a distributor for defective products.
Distribution
Distributors typically handle a wide variety of products, including those that compete with our products, and fill orders for many customers. Customers may place orders directly with us or through distributors. We have several distribution warehouses that are located in proximity to key customers.
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
Seasonal Trends
Historically, our net revenue has typically been higher in the second half of the year than in the first half of the year, accelerating in the third quarter and peaking in the fourth quarter.
Marketing
Our global marketing objectives are to build a strong, well-known Intel corporate brand that connects with businesses and consumers, and to offer a limited number of meaningful and valuable brands in our portfolio to aid businesses and consumers in making informed choices about technology purchases. The Intel Core processor family and the Intel Quark, Intel Atom, Intel® Celeron®, Intel® Pentium®, Intel Xeon, Intel Xeon Phi, and Intel® Itanium® trademarks make up our processor brands.
We promote brand awareness and preference, and generate demand through our own direct marketing as well as through co-marketing programs. Our direct marketing activities primarily include advertising through digital and social media and television, as well as consumer and trade events, industry and consumer communications, and press relations. We market to consumer and business audiences, and focus on building awareness and generating demand for new form factors such as tablets, Ultrabook devices, and 2 in 1 systems powered by Intel. Our key messaging focuses on increased performance, improved energy efficiency, and other capabilities such as connectivity, communications, and security.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® Program. This program broadens the reach of our brands beyond the scope of our own direct marketing. Through the Intel Inside Program, certain customers are licensed to place Intel logos on computing devices containing our microprocessors and processor technologies, and to use our brands in their marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses customers for marketing activities for products featuring Intel brands, subject to customers meeting defined criteria. These marketing activities primarily include advertising through digital and social media and television, as well as press relations. We have also entered into joint marketing arrangements with certain customers.
Intellectual Property Rights and Licensing
Intel owns significant intellectual property (IP) and related IP rights around the world that relate to our products, services, R&D, and other activities and assets. Our IP portfolio includes patents, copyrights, trade secrets, trademarks, trade dress rights, and maskwork rights. We actively seek to protect our global IP rights and to deter unauthorized use of our IP and other assets. Such efforts can be difficult, however, particularly in countries that provide less protection to IP rights and in the absence of harmonized international IP standards. While our IP rights are important to our success, our business as a whole is not significantly dependent on any single patent, copyright, or other IP right. See "Risk Factors" in Part I, Item 1A, and "Note 25: Contingencies" in Part II, Item 8 of this Form 10-K.
We have obtained patents in the U.S. and other countries. Because of the fast pace of innovation and product development, and the comparative pace of governments’ patenting processes, our products are often obsolete before the patents related to them expire; in some cases, our products may be obsolete before the patents related to them are granted. As we expand our products into new industries, we also seek to extend our patent development efforts to patent such products. In addition to developing patents based on our own R&D efforts, we purchase patents from third parties to supplement our patent portfolio. Established competitors in existing and new industries, as well as companies that purchase and enforce patents and other IP, may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our own products, or that we will be able to obtain licenses from other companies on favorable terms or at all.
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
As a company, we focus on reducing natural resource use, the solid and chemical waste by-products of our manufacturing processes, and the environmental impact of our products. We currently use a variety of materials in our manufacturing process that have the potential to adversely impact the environment and are subject to a variety of environmental, health, and safety (EHS) laws and regulations. Over the past several years, we have significantly reduced the use of lead and halogenated flame retardants in our products and manufacturing processes.
We work with the U.S. Environmental Protection Agency (EPA), non-governmental organizations (NGOs), OEMs, and retailers to help manage e-waste (including electronic products nearing the end of their useful lives) and to promote recycling. The European Union requires producers of certain electrical and electronic equipment to develop programs that let consumers return products for recycling. Many U.S. states and countries in Latin America and Asia also have or are developing similar e-waste take-back laws. Although these laws are typically targeted at the end electronic product and not the component products that we manufacture, the inconsistency of many e-waste take-back laws and the lack of local e-waste management options in many areas pose a challenge for our compliance efforts.

We are an industry leader in our efforts to build ethical sourcing of minerals for our products, including "conflict minerals" from the Democratic Republic of the Congo (DRC) and adjoining countries. In 2013, we accomplished our goal to manufacture microprocessors that are DRC conflict-free for tantalum, tin, tungsten, and gold. We continue our work to establish DRC conflict-free supply chains for our company and our industry, and have set a new goal that all products currently on our roadmap for 2016 and beyond will be DRC conflict-free for these four minerals.
We seek to reduce our global greenhouse gas emissions by investing in energy conservation projects in our factories and working with suppliers to improve energy efficiency. We take a holistic approach to power management, addressing the challenge at the silicon, package, circuit, microarchitecture, macroarchitecture, platform, and software levels. We recognize that climate change may cause general economic risk. For further information on the risks of climate change, see "Risk Factors" in Part I, Item 1A of this Form 10-K. We see a potential for higher energy costs driven by climate change regulations. This could include items applied to utility companies that are passed along to customers, such as carbon taxes or costs associated with obtaining permits for our manufacturing operations, emission cap and trade programs, or renewable portfolio standards.
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
We have been purchasing renewable energy at some of our major sites for several years. We purchase renewable energy certificates under a multi-year contract. This purchase has placed Intel at the top of the EPA’s Green Power Partnership for the past seven years and is intended to help stimulate the market for green power, leading to additional generating capacity and, ultimately, lower costs.
Distribution of Company Information
Our Internet address is www.intel.com. We publish voluntary reports on our website that outline our performance with respect to corporate responsibility, including EHS compliance.
We use our Investor Relations website, www.intc.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We post filings on our website the same day they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. We post our quarterly and annual earnings results on our Investor Relations website, www.intc.com/results.cfm, and do not distribute our financial results via a news wire service. All such postings and filings are available on our Investor Relations website free of charge. In addition, our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Executive Officers of the Registrant
The following sets forth certain information with regard to our executive officers as of February 13, 2015 (ages are as of December 27, 2014):

Andy D. Bryant, age 64		Brian M. Krzanich, age 54
• 2012 – present,	Chairman of the Board	• 2013 – present,	Chief Executive Officer
• 2011 – 2012,	Vice Chairman of the Board, Executive VP, Technology, Manufacturing and Enterprise Services, Chief Administrative Officer	• 2012 – 2013,	Executive VP, Chief Operating Officer
		• 2010 – 2012,	Senior VP, GM, Manufacturing and Supply Chain

• 2009 – 2011,	Executive VP, Technology, Manufacturing, and Enterprise Services, Chief Administrative Officer	• 2006 – 2010,	VP, GM, Assembly and Test
• Joined Intel in 1982

• 2007 – 2009,	Executive VP, Finance and Enterprise Services, Chief Administrative Officer	Gregory R. Pearson, age 54
		• 2014 - present,	Senior VP, GM, Sales and Marketing Group
• 2001 – 2007,	Executive VP, Chief Financial and Enterprise Services Officer
		• 2008 - 2013,	GM, Worldwide Sales and Operations Group
• Member of Intel Corporation Board of Directors
• Member of Columbia Sportswear Company Board of Directors		• Joined Intel in 1983

• Member of McKesson Corporation Board of Directors		Stacy J. Smith, age 52
• Joined Intel in 1981		• 2012 – present,	Executive VP, Chief Financial Officer
		• 2010 – 2012,	Senior VP, Chief Financial Officer
William M. Holt, age 62		• 2007 – 2010,	VP, Chief Financial Officer
• 2013 – present,	Executive VP, GM, Technology and Manufacturing Group	• 2006 – 2007,	VP, Assistant Chief Financial Officer
		• 2004 – 2006,	VP, Finance and Enterprise Services, Chief Information Officer
• 2006 – 2013,	Senior VP, GM, Technology and Manufacturing Group
• Member of Autodesk, Inc. Board of Directors
• 2005 – 2006,	VP, Co-GM, Technology and Manufacturing Group	• Member of Gevo, Inc. Board of Directors
• Member of Virgin America, Inc. Board of Directors
• Joined Intel in 1974		• Joined Intel in 1988

Renee J. James, age 50
• 2013 – present,	President
• 2012 – 2013,	Executive VP, GM, Software and Services Group

• 2005 – 2012,	Senior VP, GM, Software and Services Group

• 2002 – 2005,	VP, Developer Programs
• Member of Vodafone Group plc Board of Directors
• Joined Intel in 1988

ITEM 1A.	RISK FACTORS
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should also refer to the other information set forth in this Annual Report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.
Changes in product demand can harm our results of operation and financial condition.
Demand for our products is variable and hard to predict.
Changes in the demand for our products may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to write down the value of our assets. Important factors that could lead to variation in the demand for our products include changes in:

•	business conditions, including downturns in the computing industry, or in the global or regional economies;

•
consumer confidence or income levels caused by changes in market conditions, including changes in government borrowing, taxation, or spending policies; the credit market; or expected inflation, employment, and energy or other commodity prices;

•	the level of our customers’ inventories;

•	competitive and pricing pressures, including actions taken by competitors;

•	customer product needs;

•	market acceptance of our products and maturing product cycles; and

•	the technology supply chain, including supply constraints caused by natural disasters or other events.
We face significant competition.
The industry in which we operate is highly competitive and subject to rapid technological and market developments, changes in industry standards, changes in customer needs, and frequent product introductions and improvements. If we do not anticipate and respond to these developments, our competitive position may weaken, and our products or technologies might be uncompetitive or obsolete. Over recent years, our business focus has expanded and now includes the design and production of platforms for tablets, smartphones, and other devices across the compute continuum, including products for the Internet of Things, and related services. As a result, we face new sources of competition, including, in certain of these market segments, from incumbent competitors with established customer bases and greater brand recognition. To be successful, we need to cultivate new industry relationships with customers and partners in these market segments. In addition, we must continually improve the cost, integration, and energy efficiency of our products as well as expand our software capabilities to provide customers with comprehensive computing solutions. Despite our ongoing efforts, there is no guarantee that we will achieve or maintain consumer and market acceptance for our products and services in these various market segments.
To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes ahead of competitors. For example, we invest substantially in our network of manufacturing and assembly and test facilities, including the construction of new fabrication facilities to support smaller transistor geometries and larger wafers. Our R&D efforts are critical to our success and are aimed at solving complex problems, and we do not expect all of our projects to be successful. We may be unable to develop and market new products successfully, and the products we invest in and develop may not be well-received by customers. Our R&D investments may not generate significant operating income or contribute to our future operating results for several years, and such contributions may not meet our expectations or even cover the costs of such investments. Additionally, the products and technologies offered by others may affect demand for, or pricing of, our products.
If we are not able to compete effectively, our financial results will be adversely affected, including increased costs and reduced revenue and gross margin, and we may be required to accelerate the write-down of the value of certain assets.

Changes in the mix of products sold may harm our financial results.
Prices differ widely among the platforms we offer in our various market segments due to differences in features offered or manufacturing costs. For example, product offerings range from lower-priced and entry-level platforms such as those based on Intel Quark or Intel Atom processors to higher-end platforms based on Intel Xeon and Intel Itanium processors. If there is a shift in demand from our higher-priced to lower-priced platforms in any of our market segments, our gross margin and revenue would decrease. In addition, when products are initially introduced, they tend to have higher costs because of initial development costs and lower production volumes relative to the previous product generation, which can impact gross margin.
We operate globally and are subject to significant risks in many jurisdictions.
Global or regional conditions may harm our financial results.
We have manufacturing, assembly and test, R&D, sales, and other operations in many countries, and some of our business activities may be concentrated in one or more geographic areas. Moreover, sales outside the U.S. accounted for approximately 82% of our revenue for the fiscal year ended December 27, 2014. As a result, our operations and our financial results, including our ability to manufacture, assemble and test, design, develop, or sell products, may be adversely affected by a number of factors outside of our control, including:

•	global and local economic conditions;

•	geopolitical and security issues, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

•	natural disasters, public health issues, and other catastrophic events;

•
inefficient infrastructure and other disruptions, such as supply chain interruptions and large-scale outages or unreliable provision of services from utilities, transportation, data hosting, or telecommunications providers;

•	government restrictions on, or nationalization of our operations in any country, or restrictions on our ability to repatriate earnings from a particular country;

•	differing employment practices and labor issues;

•	formal or informal imposition of new or revised export and/or import and doing-business regulations, which could be changed without notice;

•	ineffective legal protection of our IP rights in certain countries; and

•
local business and cultural factors that differ from our normal standards and practices. We are subject to laws and regulations worldwide affecting our operations in areas including, but not limited to, IP ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, employment, environment, health, and safety. Compliance with these laws and regulations may be onerous and expensive and such requirements may differ among jurisdictions.

Although we have policies, controls, and procedures designed to ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, and/or agents will not violate such laws or our policies. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation.
We may be affected by fluctuations in currency exchange rates.
We are potentially exposed to adverse as well as beneficial movements in currency exchange rates. Although most of our sales occur in U.S. dollars, expenses may be paid in local currencies. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our results of operations and financial condition.

Catastrophic events or geopolitical conditions could have a material adverse effect on our operations and financial results.
Our operations or systems could be disrupted by natural disasters; geopolitical conditions; terrorist activity; public health issues; cybersecurity incidents; interruptions of service from utilities, transportation or telecommunications providers; or other catastrophic events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
We operate our own fabrication facilities and, as a result, are vulnerable to manufacturing-related risks.
Due to the variability in demand for our products, we may be unable to timely respond to reduce costs when demand declines or to increase production when demand increases.
Our operations have high costs that are either fixed or difficult to reduce in the short term, including our costs related to manufacturing, such as facility construction and equipment, R&D, and the employment and training of a highly skilled workforce. If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Our manufacturing or assembly and test capacity could be underutilized, and we may be required to write down our long-lived assets, which would increase our expenses. Factory-planning decisions may shorten the useful lives of facilities and equipment and cause us to accelerate depreciation.
Conversely, if product demand increases, we may be unable to add capacity fast enough to meet market demand. Our revenue and gross margin can also be affected by the timing of our product introductions and related expenses, including marketing expenses.
We are subject to risks associated with the development and implementation of new manufacturing process technology.
We may not be successful or efficient in developing or implementing new production processes. Production of integrated circuits is a complex process. We are continually engaged in the transition from our existing process to the next-generation process technology. This consistent innovation involves significant expense and carries inherent risks, including difficulties in designing and developing next-generation process technologies, development and production timing delays, lower than anticipated manufacturing yields, and product defects and errata. Disruptions in the production process can also result from errors, defects in materials, interruption in our supply of materials or resources, and disruptions at our fabrication and assembly and test facilities due to accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and the results from operations.
We face supply chain risks.
We have thousands of suppliers providing materials that we use in production and other aspects of our business. Where possible, we seek to have several sources of supply for all of those materials. However, for certain materials, we may rely on a single or a limited number of suppliers, or upon suppliers in a single location. In addition, consolidation among suppliers could impact the nature, quality, availability, and pricing of the products and services available to us. The inability of suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or make it more difficult for us to implement our business strategy. Production could be disrupted by the unavailability of resources used in production, such as water, silicon, electricity, gases, and other materials. The unavailability or reduced availability of materials or resources may require us to reduce production or incur additional costs, which could harm our business and results of operations.

We also rely on third-party providers to manufacture, assemble and test certain components or products, particularly for our networking, mobile and communications, and NAND flash memory businesses. If any of these third parties are unable to perform these services on a timely basis, we may encounter supply delays or disruptions that could adversely affect our financial results.
In addition, there are regulatory and other requirements, restrictions, and requests from various constituencies regarding sourcing practices and supplier conduct, with a trend toward expanding the scope of materials and locations where materials originate, regulating supplier behaviors, and increasing the required disclosures regarding such matters by public companies. Increased regulation and public pressure in this area would cause our compliance costs to increase and could negatively affect our reputation given that we use many materials in the manufacturing of our products and rely on many suppliers to provide these materials, but do not directly control their procurement or employment practices.
We are subject to the risks of product defects and errata.
Product defects and errata (deviations from published specifications) may result from problems in our product design or our manufacturing and assembly and test processes. Costs from defects and errata could include:

•	writing off some or all of the value of inventory;

•	recalling products that have been shipped;

•	providing product replacements or modifications; and

•	defending against resulting litigation.
These costs could be large and may increase expenses and lower gross margin, and result in delay or loss of revenue. Our reputation with customers or end users could be damaged as a result of product defects and errata, and product demand could be reduced. The announcement of product defects and errata could cause customers to purchase products from competitors as a result of possible shortages of our components or for other reasons. Any of these occurrences could harm our business and financial results.
We are subject to risks associated with environmental laws and regulations.
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
Our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could lead to increased costs or future liabilities. Our ability to grow or modify our manufacturing capability in the future may be impeded by environmental regulations, such as air quality and wastewater requirements. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur other expenses. Many new materials that we are evaluating for use in our operations may be subject to regulation under environmental laws and regulations. These restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter manufacturing and assembly and test processes.
Climate change may also pose regulatory and environmental risks that could harm our results of operations and affect the way we conduct business. For example, climate change regulation could result in increased manufacturing costs associated with air pollution control requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions. We also see the potential for higher energy costs driven by climate change regulations if, for example, utility companies pass on their costs to their customers. Furthermore, many of our operations are located in semi-arid regions that may become increasingly vulnerable to prolonged droughts due to climate change. Our fabrication facilities have significant water use and, while we recycle and reuse a portion of the water used, we may have difficulties obtaining sufficient water to fulfill our operational needs due the lack of available infrastructure.

We are subject to IP risks and risks associated with litigation and regulatory proceedings.
We may be unable to enforce or protect our IP rights.
We regard our patents, copyrights, trade secrets, and other IP rights as important to the success of our business. We rely on IP law as well as confidentiality and licensing agreements with our customers, employees, technology development partners, and others to protect our IP rights. Our ability to enforce these rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our IP rights in various countries. When we seek to enforce our rights, we may be subject to claims that the IP rights are invalid, not enforceable, or licensed to the opposing party. Our assertion of IP rights may result in the other party seeking to assert claims against us, which could harm our business. Governments may adopt regulations—and governments or courts may render decisions—requiring compulsory licensing of IP rights, or governments may require products to meet standards that serve to favor local companies. Our inability to enforce our IP rights under any of these circumstances may harm our competitive position and business. In addition, the theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products; as a result, the value of our investment in R&D, product development, and marketing could be reduced.
Our licenses with other companies and participation in industry initiatives may allow competitors to use our patent rights.
Companies in our industry often bilaterally license patents between each other to settle disputes or as part of business agreements. Our competitors may have licenses to our patents, and under current case law, some of the licenses may exhaust our patent rights as to licensed product sales under some circumstances. Our participation in industry standards organizations or with other industry initiatives may require us to license our patents to companies that adopt industry-standard specifications. Depending on the rules of the organization, we might have to grant these licenses to our patents for little or no cost, and as a result, we may be unable to enforce certain patents against others, our costs of enforcing our licenses or protecting our patents may increase, and the value of our IP rights may be impaired.
Third parties may assert claims based on IP rights against us or our products, which could harm our business.
We may face claims based on IP rights from individuals and companies, including those who have acquired patent portfolios to assert claims against other companies. We are normally engaged in a number of litigation matters involving IP rights. Claims that our products or processes infringe the IP rights of others, whether or not meritorious, could cause us to incur large costs to respond to, defend, and resolve the claims, and they may divert the efforts and attention of management and technical personnel. In addition, we may face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information or end-user data that we obtain in conducting our business. Any such incidents and claims could severely disrupt our business, and we could suffer losses, including the cost of product recalls and returns, and reputational harm. Furthermore, we have agreed to indemnify customers for certain IP rights claims against them. As a result of IP rights claims, we could:

•	pay monetary damages, including payments to satisfy indemnification obligations;

•	stop manufacturing, using, selling, offering to sell, or importing products or technology subject to claims;

•	develop other products or technology not subject to claims, which could be time-consuming or costly; and/or

•	enter into settlement and license agreements, which agreements may not be available on commercially reasonable terms.
These IP rights claims could harm our competitive position, result in expenses, or require us to impair our assets. If we alter or stop production of affected items, our revenue could be harmed.
We rely on access to third-party IP, which may not be available to us on commercially reasonable terms or at all.
Many of our products include third-party IP and/or implement industry standards, which may require licenses from third parties. Based on past experience and industry practice, we believe such licenses generally can be obtained on commercially reasonable terms. However, there is no assurance that the necessary licenses can be obtained on acceptable terms or at all. Failure to obtain the right to use third-party IP, or to use such IP on commercially reasonable terms, could preclude us from selling certain products or otherwise have a material adverse impact on our financial condition and operating results.

We are subject to the risks associated with litigation and regulatory proceedings.
We may face legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in "Note 25: Contingencies" in Part II, Item 8 of this Form 10-K, we are engaged in a number of litigation and regulatory matters. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming, disruptive to our operations, and distracting to management.
We must attract, retain, and motivate key employees.
To be competitive, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees can be intense. To help attract, retain, and motivate qualified employees, we use share-based and other performance-based incentive awards such as restricted stock units and cash bonuses. If our share-based or other compensation programs cease to be viewed as competitive and valuable benefits, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.
We are subject to cybersecurity and privacy risks.
Third parties might attempt to gain unauthorized access to our network or seek to compromise our products and services.
We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information technology (IT) systems. Additionally, malicious hackers may attempt to gain unauthorized access and corrupt the processes of hardware and software products that we manufacture and services we provide. Due to the widespread use of our products and due to the high profile of our McAfee subsidiary, we or our products and services are a frequent target of computer hackers and organizations that intend to sabotage, take control of, or otherwise corrupt our manufacturing or other processes, products, and services. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. From time to time we encounter intrusions or attempts at gaining unauthorized access to our products, services, and network. To date, none have resulted in any material adverse impact to our business or operations. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. While we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes or patches to our products and services, we remain potentially vulnerable to additional known or unknown threats. Such incidents, whether successful or unsuccessful, could result in our incurring significant costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with customers or users, and reduce demand for our products and services.
We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.
The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, our even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

We are subject to risks associated with strategic transactions.
We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in public and private companies around the world to further our strategic objectives and support key business initiatives. Many of the securities in which we invest are non-marketable at the time of our initial investment. Companies in which we invest range from early-stage companies still defining their strategic direction to mature companies with established revenue streams and business models. The success of our investment in any company is typically dependent on the availability to the company of additional funding on favorable terms, or a liquidity event, such as a public offering or acquisition. If any of the companies in which we invest fail, we could lose all or part of our investment. If we determine that an other-than-temporary decline in the fair value exists for an investment, we write down the investment to its fair value and recognize a loss.
Our acquisitions, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing business and harm our results of operations.
In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements for possible acquisitions, divestitures, and other transactions, such as joint ventures. Given that our resources are limited, our decision to complete an acquisition has opportunity costs and we may need to forego the prospect of acquiring other companies or technologies that could help us achieve our strategic objectives. In addition to opportunity costs, these transactions involve large challenges and risks, including risks that:

•	the transaction may not advance our business strategy;

•	we may be unable to identify opportunities on terms acceptable to us;

•	we may not realize a satisfactory return;

•	we may experience disruption of our ongoing operations;

•	we may be unable to retain key personnel;

•	we may experience difficulty in integrating new employees, business systems, and technology;

•
acquired businesses may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities;

•	we may have difficulty entering new market segments;

•	we may be unable to retain the customers and partners of acquired businesses; and/or

•	there may be unknown, underestimated, and/or undisclosed commitments or liabilities.
When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner, and the agreed-upon terms and financing arrangements could be renegotiated due to changes in business or market conditions. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expense, or we may sell a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.
If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, we may fail to complete them due to factors such as:

•	failure to obtain regulatory or other approvals;

•	IP disputes or other litigation; or

•	difficulties obtaining financing for the transaction.
We are subject to sales-related risks.
We face risks related to sales through distributors and other third parties.
We sell a significant portion of our products through third parties such as distributors, value-added resellers, OEMs, Internet service providers, and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act (FCPA) or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

We face risks related to business transactions with U.S. government entities.
We receive proceeds from services and products we provide to the U.S. government. U.S. government demand and payment may be affected by public sector budgetary cycles and funding authorizations. U.S. government contracts are subject to oversight, including special rules on accounting, IP rights, expenses, reviews, information handling, and security. Failure to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines, and suspensions, or debarment from future U.S. government business.
Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying accounting policies.
The methods, estimates, and judgments that we use in applying accounting policies have a large impact on our results of operations. For more information, see "Critical Accounting Estimates" in Part II, Item 7 of this Form 10-K. These methods, estimates, and judgments are subject to large risks, uncertainties, and assumptions, and changes could affect our results of operations.
Changes in our effective tax rate may reduce our net income.
A number of factors may increase our effective tax rates, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill;

•	changes in available tax credits;

•	changes in tax laws or their interpretation, including changes in the U.S. to the taxation of manufacturing enterprises and of non-U.S. income and expenses;

•	changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
We may have fluctuations in the amount and frequency of our stock repurchases.
The amount, timing, and other execution of our stock repurchase program may fluctuate based on our priorities for the use of cash for other purposes, such as investing in our business, including operational spending, capital spending, and acquisitions, and returning cash to our stockholders as dividend payments, and because of changes in cash flows and changes in tax laws.
Workforce restructuring actions may be disruptive to our operations and adversely affect our financial results.
In response to the business environment and to accomplish our strategic objectives, from time to time we may restructure our operations or make other adjustments to our workforce. Such workforce changes can result in restructuring charges in addition to those described in "Note 13: Restructuring and Asset Impairment Charges" in Part II, Item 8 of this Form 10-K. Such workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame.
There are inherent limitations on the effectiveness of our controls.
We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business and operating results could be harmed, and the market price of our stock could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
As of December 27, 2014, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	31.0	17.0	48.0
Leased facilities[2]	3.1	5.8	8.9
Total facilities	34.1	22.8	56.9

[1]	Leases on portions of the land used for these facilities expire on varying dates through 2062.

[2]	Leases expire on varying dates through 2028 and generally include renewals at our option.
Our principal executive offices are located in the U.S. and a majority of our wafer fabrication activities are also located in the U.S. We completed construction of our new development fabrication facilities in Oregon during 2014 and expect that these new facilities will allow us to widen our process technology lead. We also completed construction of a large-scale fabrication building in Arizona in 2013, which is currently not in use and is not being depreciated. Incremental construction and equipment installation are required to ready the building for its intended use. We have leveraged existing fabrication facilities, reserving this new building for additional capacity and future technologies. Our Massachusetts fabrication facility is our last manufacturing facility on 200mm wafers and is expected to cease production in Q1 2015. Outside the U.S., we have wafer fabrication facilities in Israel, China, and Ireland. Our fabrication facility in Ireland is currently transitioning to our 14nm process technology, with manufacturing expected to ramp in the second half of 2015. Our assembly and test facilities are located in Malaysia, China, and Vietnam. In addition, we have sales and marketing offices worldwide that are generally located near major concentrations of customers.
We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.
We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see "Note 26: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Note 25: Contingencies" in Part II, Item 8 of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal U.S. market in which Intel common stock is traded, including the market price range of Intel common stock and dividend information, can be found in "Financial Information by Quarter (Unaudited)" in Part II, Item 8 of this Form 10-K.
As of February 6, 2015, there were approximately 140,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. This amount includes an increase of $20 billion in the authorization limit approved by our Board of Directors in July 2014. As of December 27, 2014, $12.4 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our stock repurchase plan during each quarter of 2014 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
December 29, 2013 – March 29, 2014	22.1	$24.70	$2,640
March 30, 2014 – June 28, 2014	75.8	28.34	490
June 29, 2014 – September 27, 2014	119.5	34.28	16,393
September 28, 2014 – December 27, 2014	115.0	34.80	$12,392
Total	332.4	$32.47
Common stock repurchase activity under our stock repurchase plan during the fourth quarter of 2014 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans (In Millions)
September 28, 2014 – October 25, 2014	111.3	$34.78	$12,522
October 26, 2014 – November 22, 2014	—	—	12,522
November 23, 2014 – December 27, 2014	3.7	35.14	$12,392
Total	115.0	$34.80
In the fourth quarter of 2014, we entered into a stock repurchase agreement, a portion of which was executed as a forward contract. We received collateral from the counterparty for the value attributable to the forward portion of this contract and invested the collateral into permitted investments considered restricted from other uses. As of December 27, 2014, $325 million of collateral, which approximates fair value, remains recorded as both a current asset and current liability on the consolidated balance sheet. The $325 million represents the unsettled portion of the contract and was returned to the counterparty on December 29, 2014, the settlement date.

In our consolidated financial statements, we also treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.
For further discussion, see "Note 19: Common Stock Repurchases" in Part II, Item 8 of this Form 10-K.

Stock Performance Graph
The line graph that follows compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones U.S. Technology Index* and the Standard & Poor’s S&P 500* Index for the five years ended December 27, 2014. The graph and table assume that $100 was invested on December 24, 2009 (the last day of trading for the fiscal year ended December 26, 2009) in each of our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index are based on our fiscal year.
Comparison of Five-Year Cumulative Return for Intel,
the Dow Jones U.S. Technology Index*, and the S&P 500* Index

Intel Corporation
Dow Jones U.S. Technology Index
S&P 500 Index
$250
$200
$150
$100
$50
2009
2010
2011
2012
2013
2014

	2009	2010	2011	2012	2013	2014
Intel Corporation	$100	$106	$129	$110	$145	$219
Dow Jones U.S. Technology Index	$100	$112	$112	$123	$159	$196
S&P 500 Index	$100	$114	$116	$133	$179	$178

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in Millions, Except Per Share Amounts)	2014	2013	2012	2011	2010
Net revenue	$55,870	$52,708	$53,341	$53,999	$43,623
Gross margin	$35,609	$31,521	$33,151	$33,757	$28,491
Gross margin percentage	63.7%	59.8%	62.1%	62.5%	65.3%
Research and development (R&D)	$11,537	$10,611	$10,148	$8,350	$6,576
Marketing, general and administrative (MG&A)	$8,136	$8,088	$8,057	$7,670	$6,309
R&D and MG&A as percentage of revenue	35.2%	35.5%	34.1%	29.7%	29.5%
Operating income	$15,347	$12,291	$14,638	$17,477	$15,588
Net income	$11,704	$9,620	$11,005	$12,942	$11,464
Earnings per share of common stock
Basic	$2.39	$1.94	$2.20	$2.46	$2.06
Diluted	$2.31	$1.89	$2.13	$2.39	$2.01
Weighted average diluted shares of common stock outstanding	5,056	5,097	5,160	5,411	5,696
Dividends per share of common stock
Declared	$0.90	$0.90	$0.87	$0.7824	$0.63
Paid	$0.90	$0.90	$0.87	$0.7824	$0.63
Net cash provided by operating activities	$20,418	$20,776	$18,884	$20,963	$16,692
Additions to property, plant and equipment	$10,105	$10,711	$11,027	$10,764	$5,207
Repurchase of common stock	$10,792	$2,440	$5,110	$14,340	$1,736
Payment of dividends to stockholders	$4,409	$4,479	$4,350	$4,127	$3,503

(Dollars in Millions)	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010
Property, plant and equipment, net	$33,238	$31,428	$27,983	$23,627	$17,899
Total assets	$91,956	$92,358	$84,351	$71,119	$63,186
Debt	$13,711	$13,446	$13,448	$7,331	$2,115
Temporary equity	$912	$—	$—	$—	$—
Stockholders’ equity	$55,865	$58,256	$51,203	$45,911	$49,430
Employees (in thousands)	106.7	107.6	105.0	100.1	82.5
During Q4 2014, the closing stock price conversion right condition of the 2009 debentures was met and the debentures will be convertible at the option of the holders during Q1 2015. The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $912 million has been classified as temporary equity on our consolidated balance sheet as of December 27, 2014. For further information, see "Note 15: Borrowings" in Part II, Item 8 of this Form 10-K.
During 2013, management approved several restructuring actions, including targeted workforce reductions as well as exit of certain businesses and facilities. For further information, see "Note 13: Restructuring and Asset Impairment Charges" in Part II, Item 8 of this Form 10-K.
During 2011, we acquired McAfee and the Wireless Solutions business of Infineon Technologies AG, which operates as part of the MCG operating segment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. Analysis of our financial results comparing 2014 to 2013 and comparing 2013 to 2012.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

•
Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 27, 2014, including expected payment schedule.

The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in "Risk Factors" in Part I, Item 1A of this Form 10-K. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 13, 2015.
Overview
Our results of operations for each period were as follows:

	Three Months Ended			Twelve Months Ended
(Dollars in Millions, Except Per Share Amounts)	Dec 27, 2014	Dec 28, 2013	Change	Dec 27, 2014	Dec 28, 2013	Change
Net revenue	$14,721	$13,834	$887	$55,870	$52,708	$3,162
Gross margin	$9,621	$8,571	$1,050	$35,609	$31,521	$4,088
Gross margin percentage	65.4%	62.0%	3.4%	63.7%	59.8%	3.9%
Operating income	$4,453	$3,549	$904	$15,347	$12,291	$3,056
Net income	$3,661	$2,625	$1,036	$11,704	$9,620	$2,084
Diluted earnings per share of common stock	$0.74	$0.51	$0.23	$2.31	$1.89	$0.42
Our results for Q4 2014 were a strong finish to a great year. We achieved record net revenue of $14.7 billion, up 6% from Q4 2013. We achieved increased net revenue and unit sales growth in the PCCG segment, with net revenue up 3% and operating profit up 18% from Q4 2013. DCG achieved 25% net revenue growth and 39% operating income growth from Q4 2013. We saw a moderate increase in net inventory levels from Q3 2014 as we are efficiently managing capacity while ramping our 5th generation Intel Core processor family on 14nm, code-named "Broadwell." The worldwide PC supply chain appears to be healthy, with inventory levels appropriate as we enter Q1 2015.
Gross margin improved by approximately three and a half percentage points from Q4 2013. The increase from Q4 2013 was primarily due to lower factory start-up costs, lower PCCG and DCG platform (Platform) unit costs, higher Platform average selling prices, and higher Platform unit sales. These items were partially offset by the impact of higher cash consideration associated with our tablet platform and higher production costs on our 14nm products treated as period charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For full year 2014, we achieved record net revenue of $55.9 billion, up 6% from 2013, operating income of $15.3 billion, up 25% from 2013, and diluted earnings per share of $2.31, up 22% from 2013. Both our PCCG and DCG businesses outperformed our expectations for the year. PCCG net revenue was up 4%, with PCCG platform unit sales up 8% primarily on higher notebook platform unit sales. We saw robust growth in DCG, with net revenue up 18% and platform average selling prices and unit sales up 10% and 8%, respectively. Gross margin of approximately 64% was up approximately four points from 2013 driven by lower Platform unit costs, lower start-up costs, and higher Platform volumes. These increases were partially offset by higher cost of sales associated with higher tablet platform unit sales and cash consideration provided to our customers associated with integrating our tablet platform.
In 2014, we started growing again across a broad range of products and markets by introducing many new product technologies across all of our businesses. We began shipping the world's first processor on 14nm process technology. Additionally, we launched a new family of processors, Intel Core M. Intel Core M processor is enabling new designs and form factors with its full core performance in both compute and graphics. We recently launched Intel RealSense technology, which includes software and depth cameras that enable more natural and intuitive interaction with personal computing devices. In the wireless business, we qualified our first SoC application processor and baseband 3G solution, code-named "SoFIA." We also exceeded our goal of 40 million tablet platform unit sales in 2014.
The cash generation from our business remained strong, with cash from operations of $20.4 billion in 2014. We ended the year with an investment portfolio of $14.1 billion, down approximately $6.0 billion from a year ago. Our investment portfolio consisted of cash and cash equivalents, short-term investments, and trading assets. We purchased $10.1 billion in capital assets, down from our prior outlook of $11.0 billion as we found efficiencies, optimized our manufacturing network, and increased our factory utilization. In addition, we returned $4.4 billion to stockholders through dividends and repurchased $10.8 billion of common stock through our common stock repurchase program. Our Board of Directors authorized an increase of $20 billion to the common stock repurchase program. Effective in Q1 2015, our annual dividend increased to $0.96 per share and our Board of Directors declared a cash dividend of $0.24 per share of common stock.
Looking ahead to 2015, we are forecasting revenue to grow in the mid-single digits and the midpoint of our gross margin range to be at 62% plus or minus a couple of points. Additionally, we are forecasting R&D and MG&A spending to be approximately $20.0 billion plus or minus $400 million and forecasting capital spending of $10.0 billion plus or minus $500 million. For Q1 2015, we are forecasting the midpoint of the revenue range to be $13.7 billion plus or minus $500 million, down approximately 7% from Q4 2014. This forecast is in line with the average seasonal decline for the first quarter. We are forecasting the midpoint of the gross margin range for the first quarter to be 60% plus or minus a couple of points.
Our Business Outlook for Q1 2015 and full year 2015 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We publish our Business Outlook in our quarterly earnings release.
Our Business Outlook and any updates thereto are publicly available on our Investor Relations website, www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-K. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-K. The statements in the Business Outlook and forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times. The forward-looking statements in the Business Outlook will be effective through the close of business on March 13, 2015, unless updated earlier. From the close of business on March 13, 2015, until our quarterly earnings release is published, currently scheduled for April 14, 2015, we will observe a "quiet period." During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on January 15, 2015, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

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
Non-Marketable Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $3.2 billion as of December 27, 2014 ($2.3 billion as of December 28, 2013).
Our non-marketable equity investments are recorded using the cost method or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified within other long-term assets on the consolidated balance sheets.
Non-marketable equity investments are inherently risky, and their success depends on product development, market acceptance, operational efficiency, and other key business factors. The companies could fail or not be able to raise additional funds when needed, or they may receive lower valuations with less favorable investment terms than previous financings. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see "Risk Factors" in Part I, Item 1A of this Form 10-K.
We determine the fair value of our non-marketable equity investments portfolio quarterly for impairment and disclosure purposes; however, the investments are recorded at fair value only if an impairment is recognized. The measurement of fair value requires significant judgment and includes a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the technological feasibility of our investee’s products and technologies, the general market conditions in the investee’s industry or geographic area including adverse regulatory or economic changes, and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees' revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data.
If the fair value of an investment is below our carrying value, we determine whether the investment is other-than-temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other-than-temporarily impaired, we record the investment at fair value by recognizing an impairment. Impairments of non-marketable equity investments were $140 million in 2014 ($112 million in 2013 and $104 million in 2012).

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
Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Based on our analysis, impairments and accelerated depreciation of our property, plant and equipment was $115 million in 2014 ($172 million in 2013 and $73 million in 2012).
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. Goodwill is allocated to our reporting units based on the relative expected fair value provided by the acquisition. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in "Note 26: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.
We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value. For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. If we determine during the second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses a weighting of the income method and the market method to estimate a reporting unit’s fair value. The income method is based on a discounted future cash flow approach that uses the following assumptions and inputs: revenue, based on assumed market segment growth rates and our assumed market segment share; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources. These estimates are developed as part of our routine long-range planning process. The same estimates are also used in planning for our long-term manufacturing and assembly and test capacity needs as part of our capital budgeting process, and for long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method is based on financial multiples of comparable companies and applies a control premium. A reporting unit’s carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt.
For the annual impairment assessment in 2014, we determined that for each of our reporting units, it was more likely than not that the fair value of the reporting units exceeded the carrying value. As a result, we concluded that performing the first step of the goodwill impairment test was not necessary for any reporting unit. During the fourth quarter of each of the prior three fiscal years, we have completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.
Identified Intangibles
We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. We perform an annual impairment assessment in the fourth quarter of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the asset.
The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. Based on our impairment assessment, we recognized impairment charges of $36 million in 2014 ($17 million in 2013 and $21 million in 2012).
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
To determine which costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical loadings compared to total available capacity. If the factory loadings are below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory; therefore, it would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Excess capacity charges were zero in 2014 ($319 million in 2013 and $540 million in 2012).
Inventory is valued at the lower of cost or market based upon assumptions about future demand and market conditions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of our customer base, the stage of the product life cycle of our products, consumer confidence, customer acceptance of our products, and an assessment of selling price in relation to product cost. If the estimated market value of the inventory is less than the carrying value, we write down the inventory and record the difference as a charge to cost of sales. Inventory reserves increased by approximately $290 million in 2014 compared to 2013. This increase was driven primarily by higher production costs on 14nm treated as period charges and pre-qualification product costs. These increases were partially offset by the sell-through of written-down inventory and previously non-qualified units.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loss Contingencies
We are subject to loss contingencies, including various legal and regulatory proceedings and asserted and potential claims, accruals related to repair or replacement of parts in connection with product errata, as well as product warranties and potential asset impairments that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a material loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.

Results of Operations
Certain consolidated statements of income data as a percentage of net revenue for each period were as follows:

	2014		2013		2012
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$55,870	100.0%	$52,708	100.0%	$53,341	100.0%
Cost of sales	20,261	36.3%	21,187	40.2%	20,190	37.9%
Gross margin	35,609	63.7%	31,521	59.8%	33,151	62.1%
Research and development	11,537	20.6%	10,611	20.1%	10,148	19.0%
Marketing, general and administrative	8,136	14.6%	8,088	15.3%	8,057	15.1%
Restructuring and asset impairment charges	295	0.5%	240	0.5%	—	—%
Amortization of acquisition-related intangibles	294	0.5%	291	0.6%	308	0.6%
Operating income	15,347	27.5%	12,291	23.3%	14,638	27.4%
Gains (losses) on equity investments, net	411	0.7%	471	0.9%	141	0.3%
Interest and other, net	43	0.1%	(151)	(0.3)%	94	0.2%
Income before taxes	15,801	28.3%	12,611	23.9%	14,873	27.9%
Provision for taxes	4,097	7.4%	2,991	5.6%	3,868	7.3%
Net income	$11,704	20.9%	$9,620	18.3%	$11,005	20.6%
Diluted earnings per share of common stock	$2.31		$1.89		$2.13
Our net revenue for 2014 increased by $3.2 billion, or 6%, compared to 2013. PCCG and DCG platform unit sales increased by 8%, driven by strength in the traditional PC business and the data center market segments. To a lesser extent, higher Non-Volatile Memory Solutions Group revenue and higher IOTG platform unit sales contributed to the increase. These increases were partially offset by higher cash consideration to our customers associated with integrating our tablet platform and lower MCG phone component unit sales.
Our overall gross margin dollars for 2014 increased by $4.1 billion, or 13%, compared to 2013. This increase was due primarily to higher PCCG and DCG platform revenue. To a lesser extent, approximately $1.5 billion of lower PCCG and DCG platform unit costs and approximately $860 million of lower factory start-up costs, primarily driven by our next-generation 14nm process technology, also contributed to the increase. These increases were partially offset by approximately $660 million of higher cash consideration provided to customers associated with integrating our tablet platform and higher cost of sales associated with higher tablet platform unit sales.
Our overall gross margin percentage increased to 63.7% in 2014 from 59.8% in 2013. The increase in gross margin percentage was primarily due to the gross margin increase in PCCG and DCG. We derived most of our overall gross margin dollars for 2014 and 2013 from the sale of platforms in the PCCG and DCG operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our net revenue for 2013 decreased by $633 million, or 1%, compared to 2012. PCCG and DCG platform unit sales decreased by 3%. Additionally, lower MCG phone component revenue and netbook platform revenue contributed to the decrease. These decreases were partially offset by higher PCCG and DCG platform average selling prices, which were up 3%. To a lesser extent, higher IOTG platform average selling prices and higher Non-Volatile Memory Solutions Group revenue offset the decrease in revenue.
Our overall gross margin dollars for 2013 decreased by $1.6 billion, or 5%, compared to 2012. The decrease was due in large part to $1.8 billion of higher factory start-up costs, primarily for our next-generation 14nm process technology. To a lesser extent, lower MCG phone components revenue and lower netbook platform revenue contributed to the decrease. These decreases were partially offset by approximately $320 million of lower PCCG and DCG platform unit costs and $220 million of lower excess capacity charges.
Our overall gross margin percentage decreased to 59.8% in 2013 from 62.1% in 2012. The decrease in the gross margin percentage was primarily due to the gross margin percentage decrease in PCCG. We derived most of our overall gross margin dollars in 2013 and 2012 from the sale of platforms in the PCCG and DCG operating segments.
PC Client Group
The revenue and operating income for the PCCG operating segment for each period were as follows:

(In Millions)	2014	2013	2012
Net revenue	$34,669	$33,270	$34,688
Operating income	$14,635	$11,751	$13,008
Net revenue for the PCCG operating segment increased by $1.4 billion, or 4%, in 2014 compared to 2013. PCCG platform unit sales were up 8%, primarily on strength in the traditional PC business, while PCCG platform average selling prices were down 4%. The increase in revenue was driven by higher notebook platform unit sales of 11%. To a lesser extent, higher desktop platform unit sales of 3% and higher desktop platform average selling prices of 2% also contributed to the increase. These increases were partially offset by lower notebook platform average selling prices of 7%.
Operating income increased by $2.9 billion, or 25%, in 2014 compared to 2013, driven by $2.8 billion of higher gross margin and $109 million of lower operating expenses. The increase in gross margin was driven by approximately $1.2 billion of lower PCCG platform unit costs, approximately $930 million of lower factory start-up costs primarily driven by our next-generation 14nm process technology, and higher PCCG platform revenue.
Net revenue for the PCCG operating segment decreased by $1.4 billion, or 4%, in 2013 compared to 2012. PCCG platform unit sales were down 3%, primarily on softness in the traditional PC business during the first nine months of the year. The decrease in revenue was driven by lower notebook and desktop platform unit sales, which were down 4% and 2%, respectively. PCCG platform average selling prices were flat, with 6% higher desktop platform average selling prices offset by 4% lower notebook platform average selling prices.
Operating income decreased by $1.3 billion, or 10%, in 2013 compared to 2012, driven by $1.5 billion of lower gross margin, partially offset by $234 million of lower operating expenses. The decrease in gross margin was driven by $1.5 billion of higher factory start-up costs, primarily on our next-generation 14nm process technology, as well as lower PCCG platform revenue. These decreases were partially offset by approximately $520 million of lower PCCG platform unit costs, $260 million of lower excess capacity charges, and higher sell-through of previously non-qualified units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	2014	2013	2012
Net revenue	$14,387	$12,161	$11,219
Operating income	$7,279	$5,569	$5,231
Net revenue for the DCG operating segment increased by $2.2 billion, or 18%, in 2014 compared to 2013. DCG platform average selling prices and unit sales were up 10% and 8%, respectively. Our server platform revenue continued to benefit from growth in the Internet cloud computing and high-performance computing market segments with continued strengthening of the enterprise market segment.
Operating income increased by $1.7 billion, or 31%, in 2014 compared to 2013 with $2.4 billion of higher gross margin partially offset by $689 million of higher operating expenses. Gross margin was positively impacted by higher DCG platform revenue. Lower DCG platform unit costs of approximately $220 million also contributed to the increase.
Net revenue for the DCG operating segment increased by $942 million, or 8%, in 2013 compared to 2012. DCG platform average selling prices and unit sales were up 6% and 3%, respectively. Our platform unit sales continued to benefit from growth in the Internet cloud computing and high performance computing market segments.
Operating income increased $338 million, or 6%, in 2013 compared to 2012, with $330 million of higher gross margin and lower operating expenses. Gross margin was positively impacted by higher DCG platform revenue, partially offset by $275 million of higher factory start-up costs for our next-generation 14nm process technology, and approximately $205 million of higher DCG platform unit costs.
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	2014	2013	2012
Net revenue	$2,142	$1,801	$1,600
Operating income	$616	$550	$278
Net revenue for the IOTG operating segment increased by $341 million, or 19%, in 2014 compared to 2013. The increase was primarily due to higher IOTG platform unit sales based on strength in the retail and industrial market segments.
Operating income for the IOTG operating segment increased by $66 million, or 12%, in 2014 compared to 2013. The increase was primarily due to higher IOTG platform revenue partially offset by higher IOTG platform operating expenses.
Net revenue for the IOTG operating segment increased by $201 million, or 13%, in 2013 compared to 2012. The increase in revenue was primarily driven by higher IOTG platform average selling prices based on strength in the retail segment.
Operating income increased by $272 million, or 98%, in 2013 compared to 2012. The increase in gross margin was driven by higher IOTG platform revenue.
Mobile and Communications Group
The revenue and operating loss for the MCG operating segment for each period were as follows:

(In Millions)	2014	2013	2012
Net revenue	$202	$1,375	$1,791
Operating income (loss)	$(4,206)	$(3,148)	$(1,776)
Net revenue for the MCG operating segment decreased by $1.2 billion, or 85%, in 2014 compared to 2013. This decrease was primarily due to higher cash consideration to our customers associated with integrating our tablet and phone platforms and lower phone component unit sales. These decreases were partially offset by higher tablet platform unit sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating loss for the MCG operating segment increased by $1.1 billion, or 34%, in 2014 compared to 2013, with $1.2 billion of lower gross margin and $179 million of lower operating expenses. The operating loss increased primarily due to higher cash consideration provided to customers, higher cost of sales associated with higher tablet platform unit sales, and lower phone components revenue. These decreases were partially offset by lower tablet unit costs.
Net revenue for the MCG operating segment decreased by $416 million, or 23%, in 2013 compared to 2012. This decrease was primarily due to lower phone component unit sales and average selling prices.
Operating loss increased by $1.4 billion, or 77%, in 2013 compared to 2012, driven by $737 million of lower gross margin and $635 million of higher operating expenses on R&D investments in our smartphone and tablet products as well as higher cost of sales as we ramp our tablet business. Lower phone components revenue also contributed to the increase in operating loss.
Software and Services Operating Segments
The revenue and operating income (loss) for the SSG operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	2014	2013	2012
Net revenue	$2,216	$2,190	$2,072
Operating income (loss)	$55	$24	$12
Net revenue for the SSG operating segments increased by $26 million in 2014 compared to 2013.
The operating results for the SSG operating segments increased by $31 million in 2014 compared to 2013.
Net revenue for the SSG operating segments increased by $118 million in 2013 compared to 2012. The increase was primarily driven by higher McAfee revenue.
The operating results for the SSG operating segments increased by $12 million in 2013 compared to 2012. The increase was primarily driven by higher McAfee revenue, partially offset by higher McAfee operating expenses.
Operating Expenses
Operating expenses for each period were as follows:

(Dollars In Millions)	2014	2013	2012
Research and development (R&D)	$11,537	$10,611	$10,148
Marketing, general and administrative (MG&A)	$8,136	$8,088	$8,057
R&D and MG&A as percentage of net revenue	35%	35%	34%
Restructuring and asset impairment charges	$295	$240	$—
Amortization of acquisition-related intangibles	$294	$291	$308
Research and Development. R&D spending increased by $926 million, or 9%, in 2014 compared to 2013. The increase was due to higher process development costs for our 10nm process technology, higher compensation expenses for both profit-dependent compensation and annual salary increases, as well as higher investments in our products, primarily server and new devices. This increase was partially offset by lower product investments in our smartphone, tablet, and Intel Media businesses.
R&D spending increased by $463 million, or 5%, in 2013 compared to 2012. The increase was driven by higher investments in our products, primarily smartphones and tablets, as well as higher compensation expenses due to annual salary increases. This increase was partially offset by lower process development costs as we transitioned from R&D to manufacturing for our 14nm process technology.
Marketing, General and Administrative. MG&A expenses increased by $48 million, or 1%, in 2014 compared to 2013. MG&A expenses increased by $31 million in 2013 compared to 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Asset Impairment Charges. Beginning in Q3 2013, management approved several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200mm wafer fabrication facility in Massachusetts, which we expect to cease production in Q1 2015, and the closure of our assembly and test facility in Costa Rica, which ceased production in Q4 2014. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the current business environment. We expect these actions to be substantially complete by the end of 2015.
Restructuring and asset impairment charges for each period were as follows:

(In Millions)	2014	2013	2012
Employee severance and benefit arrangements	$265	$201	$—
Asset impairments and other restructuring charges	30	39	—
Total restructuring and asset impairment charges	$295	$240	$—
Restructuring and asset impairment activity for each period was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 29, 2012	$—	$—	$—
Additional accruals	195	39	234
Adjustments	6	—	6
Cash payments	(18)	—	(18)
Non-cash settlements	—	(39)	(39)
Accrued restructuring balance as of December 28, 2013	183	—	183
Additional accruals	252	31	283
Adjustments	13	(1)	12
Cash payments	(327)	(6)	(333)
Non-cash settlements	—	(13)	(13)
Accrued restructuring balance as of December 27, 2014	$121	$11	$132
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated statements of income and within the "all other" operating segments category. A majority of the accrued restructuring balance as of December 27, 2014 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets.
Restructuring actions that were approved in 2014 impacted approximately 3,700 employees. Since Q3 2013, we have incurred a total of $535 million in restructuring and asset impairment charges. These charges included a total of $466 million related to employee severance and benefit arrangements for approximately 7,600 employees, and $69 million in asset impairment charges and other restructuring charges.
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $600 million, which will be realized within R&D, cost of sales, and MG&A. We began to realize these savings in Q4 2013 and expect to fully realize these savings beginning in Q2 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation
Share-based compensation totaled $1.1 billion in 2014 ($1.1 billion in 2013 and $1.1 billion in 2012). Share-based compensation was included in cost of sales and operating expenses.
As of December 27, 2014, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

(Dollars in Millions)	Unrecognized Share-Based Compensation Costs	Weighted Average Period
Restricted stock units	$1,795	1.3 years
Stock options	$34	11 months
As of December 27, 2014, there was $13 million in unrecognized share-based compensation costs related to rights to acquire shares of common stock under our stock purchase plan. We expect to recognize those costs over a period of approximately one and a half months.
Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	2014	2013	2012
Gains (losses) on equity investments, net	$411	$471	$141
Interest and other, net	$43	$(151)	$94
We recognized lower net gains on equity investments in 2014 compared to 2013 due to lower gains on sales of equity investments partially offset by higher gains on third-party merger transactions. The majority of gains on sales, net for 2014 resulted from gains on private equity sales.
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
We recognized an interest and other net gain in 2014 compared to a net loss in 2013 due to a gain recognized on the divestiture of our Intel Media assets in 2014. For further information, see "Note 9: Divestitures" in Part II, Item 8 of this Form 10-K.
We recognized an interest and other net loss in 2013 compared to a net gain in 2012. We recognized a net loss in 2013 due to an increase in interest expense related to the issuance of our $6.2 billion aggregate principal amount of senior unsecured notes in Q4 2012. Additionally, in Q2 2012 we received proceeds from an insurance claim related to the floods in Thailand.
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	2014	2013	2012
Income before taxes	$15,801	$12,611	$14,873
Provision for taxes	$4,097	$2,991	$3,868
Effective tax rate	25.9%	23.7%	26.0%
The U.S. R&D tax credit was reenacted in Q4 2014 retroactive for the full year. It was also reenacted in Q1 2013 retroactive to the beginning of 2012. A substantial majority of the increase in our effective tax rate between 2014 and 2013 was driven by the reenacted U.S. R&D tax credit in 2013 containing two years' worth of R&D tax credits.
The majority of the decrease in our effective tax rate between 2013 and 2012 was driven by the recognition of the 2012 U.S. R&D tax credit in Q1 2013. This was partially offset by a lower percentage of our profits generated in lower tax jurisdictions in 2013 compared to 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

(Dollars in Millions)	Dec 27, 2014	Dec 28, 2013
Cash and cash equivalents, short-term investments, and trading assets	$14,054	$20,087
Other long-term investments	$2,023	$1,473
Loans receivable and other	$1,285	$1,226
Reverse repurchase agreements with original maturities greater than approximately three months	$450	$400
Short-term and long-term debt	$13,711	$13,446
Temporary equity	$912	$—
Debt as percentage of permanent stockholders’ equity	24.5%	23.1%
Sources and Uses of Cash
(In Millions)
In summary, our cash flows for each period were as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(In Millions)	2014	2013	2012
Net cash provided by operating activities	$20,418	$20,776	$18,884
Net cash used for investing activities	(9,905)	(18,073)	(14,060)
Net cash used for financing activities	(13,611)	(5,498)	(1,408)
Effect of exchange rate fluctuations on cash and cash equivalents	(15)	(9)	(3)
Net increase (decrease) in cash and cash equivalents	$(3,113)	$(2,804)	$3,413

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For 2014 compared to 2013, the $358 million decrease in cash provided by operating activities was due to changes in working capital, partially offset by higher net income and adjustments for non-cash items. The adjustments for non-cash items were higher due primarily to higher depreciation in 2014 compared to 2013. Income taxes paid, net of refunds, in 2014 compared to 2013 were $1.8 billion higher due to higher income before taxes in 2014 and 2012 income tax overpayments, which reduced income taxes paid in 2013.
Changes in assets and liabilities as of December 27, 2014, compared to December 28, 2013, included an income taxes net receivable resulting from income tax settlement payments in 2014 and higher accounts receivable resulting from a higher portion of sales at the end of Q4 2014.
For 2014, our three largest customers accounted for 46% of our net revenue (44% in 2013 and 43% in 2012), with HP accounting for 18% of our net revenue (17% in 2013 and 18% in 2012), Dell accounting for 16% of our net revenue (15% in 2013 and 14% in 2012), and Lenovo accounting for 12% of our net revenue (12% in 2013 and 11% in 2012). These three customers accounted for 43% of our accounts receivable as of December 27, 2014 (34% as of December 28, 2013).
For 2013 compared to 2012, the $1.9 billion increase in cash provided by operating activities was due to changes in working capital, partially offset by lower net income in 2013.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.
The decrease in cash used for investing activities in 2014 compared to 2013 was primarily due to a decrease in purchases of available-for-sale investments and trading assets,higher maturities, and sales of our available-for-sale investments. This activity was partially offset by an increase in investments in non-marketable equity investments and lower maturities and sales of trading assets. Our capital expenditures were $10.1 billion in 2014 ($10.7 billion in 2013 and $11.0 billion in 2012).
Cash used for investing activities increased in 2013 compared to 2012 primarily due to an increase in purchases of available-for-sale investments and a decrease in maturities and sales of trading assets, partially offset by an increase in maturities and sales of available-for-sale investments and a decrease in purchases of licensed technology and patents. Net purchases of available-for-sale investments in 2012 included our purchase of $3.2 billion of equity securities in ASML in Q3 2012.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of common stock through employee equity incentive plans.
The increase in cash used for financing activities in 2014 compared to 2013 was primarily due to an increase in repurchases of common stock under our authorized stock repurchase program partially offset by the issuance of short-term debt in 2014. We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in the open market or negotiated transactions. This amount includes an increase of $20 billion in the authorization limit approved by our Board of Directors in July 2014. During 2014, we repurchased $10.8 billion of common stock under our authorized common stock repurchase program compared to $2.1 billion in 2013. As of December 27, 2014, $12.4 billion remained available for repurchase under the existing repurchase authorization limit. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of common stock through employee equity incentive plans totaled $1.7 billion in 2014 compared to $1.6 billion in 2013. Our total dividend payments were $4.4 billion in 2014 compared to $4.5 billion in 2013. We have paid a cash dividend in each of the past 89 quarters. In January 2015, our Board of Directors declared a cash dividend of $0.24 per share of common stock for Q1 2015. The dividend is payable on March 1, 2015 to stockholders of record on February 7, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in cash used for financing activities in 2013 compared to 2012 was primarily due to the issuance of long-term debt in 2012 and fewer repurchases of common stock under our authorized common stock repurchase program in 2013.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of December 27, 2014, cash and cash equivalents, short-term investments, and trading assets totaled $14.1 billion ($20.1 billion as of December 28, 2013). In addition to the $14.1 billion, we have $2.0 billion of other long-term investments, $1.3 billion of loans receivable and other, and $450 million of reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Another potential source of liquidity is an ongoing authorization from our Board of Directors to borrow up to $3.0 billion. This ongoing authorization includes borrowings under our commercial paper program. Maximum borrowings under our commercial paper program were $2.4 billion during 2014, and $500 million of commercial paper remained outstanding as of December 27, 2014. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 27, 2014. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. In 2012, we utilized this shelf registration statement and issued $6.2 billion aggregate principal amount of senior unsecured notes. The proceeds from the sale of these notes were used for general corporate purposes and to repurchase common stock pursuant to our authorized common stock repurchase program. For further information on the terms of the notes, see "Note 15: Borrowings" in Part II, Item 8 of this Form 10-K.
As of December 27, 2014, $12.0 billion of our cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $12.0 billion held by our non-U.S. subsidiaries, approximately $2.3 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of December 27, 2014. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test, working capital requirements, dividends, common stock repurchases, acquisitions, and strategic investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value of Financial Instruments
When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions, such as an obligor’s credit risk, that market participants would use when pricing the asset or liability. For further information, see "Fair Value" in "Note 2: Accounting Policies" and "Note 4: Fair Value" in Part II, Item 8 of this Form 10-K.
Marketable Debt Instruments
As of December 27, 2014, our assets measured and recorded at fair value on a recurring basis included $15.0 billion of marketable debt instruments. Of these instruments, $6.9 billion was classified as Level 1, $8.0 billion as Level 2, and $106 million as Level 3.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $8.0 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 40% was classified as Level 2 due to the use of a discounted cash flow model performed by us and approximately 60% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 3 are classified as such because the fair values are generally derived from discounted cash flow models, performed either by us or our pricing providers, using inputs that we are unable to corroborate with observable market data. We monitor and review the inputs and results of these valuation models to help ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.
Loans Receivable and Reverse Repurchase Agreements
As of December 27, 2014, our assets measured and recorded at fair value on a recurring basis included $721 million of loans receivable and $268 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of December 27, 2014, our assets measured and recorded at fair value on a recurring basis included $7.1 billion of marketable equity securities. All of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
Significant contractual obligations as of December 27, 2014 were as follows:

	Payments Due by Period
(In Millions)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$1,070	$205	$331	$219	$315
Capital purchase obligations[1]	3,482	3,317	165	—	—
Other purchase obligations and commitments[2]	2,500	1,390	1,027	83	—
Long-term debt obligations[3]	21,942	430	5,330	720	15,462
Other long-term liabilities[4,5]	1,437	780	416	128	113
Total[6]	$30,431	$6,122	$7,269	$1,150	$15,890

[1]
Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheets as of December 27, 2014, as we had not yet received the related goods or taken title to the property.

[2]
Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. Funding obligations include agreements to fund various projects with other companies.

[3]
Amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheets. Debt obligations are classified based on their stated maturity date, regardless of their classification on the consolidated balance sheets. Any future settlement of convertible debt would impact our cash payments.

[4]
We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $262 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable, recorded on our consolidated balance sheets, included these uncertain tax positions, reduced by the associated federal deduction for state taxes and U.S. tax credits arising from non-U.S. income taxes.

[5]
Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities. Expected required contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $69 million to be made during 2015 are also included; however, funding projections beyond 2015 are not practicable to estimate.

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
We have entered into certain agreements for the purchase of raw materials that specify minimum prices and quantities based on a percentage of the total available market or based on a percentage of our future purchasing requirements. Due to the uncertainty of the future market and our future purchasing requirements, as well as the non-binding nature of these agreements, obligations under these agreements have been excluded from the preceding table. Our purchase orders for other products are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones have been excluded from the preceding table. These obligations include milestone-based co-marketing agreements, contingent funding or payment obligations, and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. As of December 27, 2014, assuming that all future milestones are met, excluding the ASML milestones subsequently mentioned, the additional required payments would be approximately $450 million. During 2012, we entered into a series of agreements with ASML intended to accelerate the development of EUV lithography, certain of which were amended in 2014. Under the amended agreements Intel agreed to provide R&D funding totaling €829 million over five years and committed to advance purchase orders for a specified number of tools from ASML. Our remaining obligation, contingent upon ASML achieving certain milestones, is approximately €562 million, or $689 million, as of December 27, 2014. As our obligation is contingent upon ASML achieving certain milestones, we have excluded this obligation from the preceding table.
For the majority of restricted stock units granted, the number of shares of common stock issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The obligation to pay the relevant taxing authority is excluded from the preceding table, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel architecture- and communications-based solutions for smartphones. Subject to regulatory approvals and other closing conditions, we have also agreed to invest up to RMB 9.0 billion (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of the holding company under Tsinghua Unigroup, which will own Spreadtrum Communications and RDA Microelectronics. As our obligation is contingent upon regulatory approvals and other closing conditions, it has been excluded from the preceding table.
Off-Balance-Sheet Arrangements
As of December 27, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange rates, interest rates, and equity prices. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of December 27, 2014, and December 28, 2013. Actual results may differ materially.
Currency Exchange Rates
In general, we economically hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments and loans receivable with currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments are generally offset by corresponding gains and losses on the related hedging instruments.
Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Japanese yen, the Chinese yuan, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in the fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts in these hedging programs. These programs reduce, but do not eliminate, the impact of currency exchange movements. For further information, see "Risk Factors" in Part I, Item 1A of this Form 10-K. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account balance sheet hedges only and offsetting recorded monetary asset and liability positions, would have resulted in an adverse impact on income before taxes of less than $50 million as of December 27, 2014 (less than $40 million as of December 28, 2013).
Interest Rates
We generally hedge interest rate risks of fixed-rate debt instruments with interest rate swaps. Gains and losses on these investments are generally offset by corresponding losses and gains on the related hedging instruments.
We are exposed to interest rate risk related to our investment portfolio and indebtedness. Our indebtedness includes our debt issuances and the liability associated with a long-term patent cross-license agreement with NVIDIA Corporation. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields, which generally track the U.S. dollar three-month LIBOR. A hypothetical decrease in interest rates of up to 1.0% would have resulted in an increase in the fair value of our indebtedness of approximately $1.0 billion as of December 27, 2014 (an increase of approximately $1.1 billion as of December 28, 2013). A hypothetical decrease in benchmark interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of approximately $10 million as of December 27, 2014 (an increase of approximately $10 million as of December 28, 2013). The fluctuations in fair value of our investment portfolio and indebtedness reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see "Note 4: Fair Value" in Part II, Item 8 of this Form 10-K.
Equity Prices
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities at the inception of our investments. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal, to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives.
We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in the fair value of these total return swaps are generally offset by the losses and gains on the related liabilities.

As of December 27, 2014, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $7.1 billion ($6.3 billion as of December 28, 2013). Substantially all of our marketable equity investments portfolio as of December 27, 2014 was concentrated in our investment in ASML of $6.9 billion ($5.9 billion as of December 28, 2013). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $2.1 billion, based on the value as of December 27, 2014 (a decrease in value of approximately $1.6 billion, based on the value as of December 28, 2013 using an assumed decline of 25%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.8 billion as of December 27, 2014 ($1.3 billion as of December 28, 2013). The carrying amount of our non-marketable equity method investments was $1.4 billion as of December 27, 2014 ($1.0 billion as of December 28, 2013). The majority of our non-marketable equity method investments balance as of December 27, 2014 was concentrated in our IMFT and Cloudera (which was purchased during 2014) investments of $713 million and $280 million, respectively ($646 million for IMFT as of December 28, 2013).
Commodity Price Risk
Although we operate facilities that consume commodities, we are not materially affected by commodity price risk. We have established forecasted transaction risk management programs to protect against fluctuations in the fair value and the volatility of future cash flows caused by changes in commodity prices. In addition, we have sourcing plans in place for our key commodities that mitigate the risk of a potential supplier concentration. For further information on commodity price risk, see "Note 6: Derivative Financial Instruments" in Part II, Item 8 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation
We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2014. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 27, 2014 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation's internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

San Jose, California
February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation
We have audited Intel Corporation’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Intel Corporation and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 13, 2015

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 27, 2014 (In Millions, Except Per Share Amounts)	2014	2013	2012
Net revenue	$55,870	$52,708	$53,341
Cost of sales	20,261	21,187	20,190
Gross margin	35,609	31,521	33,151
Research and development	11,537	10,611	10,148
Marketing, general and administrative	8,136	8,088	8,057
Restructuring and asset impairment charges	295	240	—
Amortization of acquisition-related intangibles	294	291	308
Operating expenses	20,262	19,230	18,513
Operating income	15,347	12,291	14,638
Gains (losses) on equity investments, net	411	471	141
Interest and other, net	43	(151)	94
Income before taxes	15,801	12,611	14,873
Provision for taxes	4,097	2,991	3,868
Net income	$11,704	$9,620	$11,005
Basic earnings per share of common stock	$2.39	$1.94	$2.20
Diluted earnings per share of common stock	$2.31	$1.89	$2.13
Weighted average shares of common stock outstanding:
Basic	4,901	4,970	4,996
Diluted	5,056	5,097	5,160
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Years Ended December 27, 2014 (In Millions)	2014	2013	2012
Net income	$11,704	$9,620	$11,005
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	577	1,181	470
Change in deferred tax asset valuation allowance	(41)	(26)	(11)
Change in net unrealized holding gains (losses) on derivatives	(427)	(89)	85
Change in net prior service costs (credits)	(33)	18	—
Change in actuarial valuation	(402)	520	(172)
Change in net foreign currency translation adjustment	(251)	38	10
Other comprehensive income (loss)	(577)	1,642	382
Total comprehensive income	$11,127	$11,262	$11,387
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 27, 2014, and December 28, 2013 (In Millions, Except Par Value)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,561	$5,674
Short-term investments	2,430	5,972
Trading assets	9,063	8,441
Accounts receivable, net of allowance for doubtful accounts of $38 ($38 in 2013)	4,427	3,582
Inventories	4,273	4,172
Deferred tax assets	1,958	2,594
Other current assets	3,018	1,649
Total current assets	27,730	32,084

Property, plant and equipment, net	33,238	31,428
Marketable equity securities	7,097	6,221
Other long-term investments	2,023	1,473
Goodwill	10,861	10,513
Identified intangible assets, net	4,446	5,150
Other long-term assets	6,561	5,489
Total assets	$91,956	$92,358

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$1,604	$281
Accounts payable	2,748	2,969
Accrued compensation and benefits	3,475	3,123
Accrued advertising	1,092	1,021
Deferred income	2,205	2,096
Other accrued liabilities	4,895	4,078
Total current liabilities	16,019	13,568

Long-term debt	12,107	13,165
Long-term deferred tax liabilities	3,775	4,397
Other long-term liabilities	3,278	2,972
Commitments and contingencies (Notes 17 and 25)
Temporary equity	912	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 4,752 shares issued and 4,748 shares outstanding (4,967 issued and outstanding in 2013) and capital in excess of par value	21,781	21,536
Accumulated other comprehensive income (loss)	666	1,243
Retained earnings	33,418	35,477
Total stockholders’ equity	55,865	58,256
Total liabilities, temporary equity, and stockholders’ equity	$91,956	$92,358
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 27, 2014 (In Millions)	2014	2013	2012
Cash and cash equivalents, beginning of year	$5,674	$8,478	$5,065
Cash flows provided by (used for) operating activities:
Net income	11,704	9,620	11,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,380	6,790	6,357
Share-based compensation	1,148	1,118	1,102
Restructuring and asset impairment charges	295	240	—
Excess tax benefit from share-based payment arrangements	(122)	(49)	(142)
Amortization of intangibles	1,169	1,242	1,165
(Gains) losses on equity investments, net	(354)	(425)	(141)
Deferred taxes	(703)	(900)	(242)
Changes in assets and liabilities:
Accounts receivable	(861)	271	(176)
Inventories	(98)	563	(626)
Accounts payable	(249)	267	67
Accrued compensation and benefits	4	155	192
Income taxes payable and receivable	(286)	1,019	229
Other assets and liabilities	1,391	865	94
Total adjustments	8,714	11,156	7,879
Net cash provided by operating activities	20,418	20,776	18,884
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(10,105)	(10,711)	(11,027)
Acquisitions, net of cash acquired	(934)	(925)	(638)
Purchases of available-for-sale investments	(7,007)	(12,493)	(8,694)
Sales of available-for-sale investments	1,227	934	2,282
Maturities of available-for-sale investments	8,944	8,336	5,369
Purchases of trading assets	(14,397)	(16,718)	(16,892)
Maturities and sales of trading assets	13,165	13,677	15,786
Origination of loans receivable	—	(200)	(216)
Investments in non-marketable equity investments	(1,377)	(440)	(475)
Proceeds from the sale of IM Flash Singapore, LLP assets and certain IM Flash Technologies, LLC assets	—	—	605
Purchases of licensed technology and patents	(92)	(36)	(815)
Other investing	671	503	655
Net cash used for investing activities	(9,905)	(18,073)	(14,060)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	235	(31)	65
Proceeds from government grants	104	129	63
Excess tax benefit from share-based payment arrangements	122	49	142
Issuance of long-term debt, net of issuance costs	—	—	6,124
Proceeds from sales of common stock through employee equity incentive plans	1,660	1,588	2,111
Repurchase of common stock	(10,792)	(2,147)	(4,765)
Restricted stock unit withholdings	(332)	(293)	(345)
Payment of dividends to stockholders	(4,409)	(4,479)	(4,350)
Collateral associated with repurchase of common stock	(325)	—	—
Increase in liability due to collateral associated with repurchase of common stock	325	—	—
Other financing	(199)	(314)	(453)
Net cash used for financing activities	(13,611)	(5,498)	(1,408)
Effect of exchange rate fluctuations on cash and cash equivalents	(15)	(9)	(3)
Net increase (decrease) in cash and cash equivalents	(3,113)	(2,804)	3,413
Cash and cash equivalents, end of year	$2,561	$5,674	$8,478
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$167	$204	$71
Income taxes, net of refunds	$4,639	$2,874	$3,930
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Three Years Ended December 27, 2014 (In Millions, Except Per Share Amounts)	Number of Shares	Amount
Balance as of December 31, 2011	5,000	$17,036	$(781)	$29,656	$45,911
Components of comprehensive income, net of tax:
Net income	—	—	—	11,005	11,005
Other comprehensive income (loss)	—	—	382	—	382
Total comprehensive income					11,387
Proceeds from sales of common stock through employee equity incentive plans, net excess tax benefit, and other	148	2,257	—	—	2,257
Share-based compensation	—	1,108	—	—	1,108
Repurchase of common stock	(191)	(592)	—	(4,173)	(4,765)
Restricted stock unit withholdings	(13)	(345)	—	—	(345)
Cash dividends declared ($0.87 per share of common stock)	—	—	—	(4,350)	(4,350)
Balance as of December 29, 2012	4,944	19,464	(399)	32,138	51,203
Components of comprehensive income, net of tax:
Net income	—	—	—	9,620	9,620
Other comprehensive income (loss)	—	—	1,642	—	1,642
Total comprehensive income					11,262
Proceeds from sales of common stock through employee equity incentive plans, net tax deficiency, and other	130	1,593	—	—	1,593
Share-based compensation	—	1,117	—	—	1,117
Repurchase of common stock	(94)	(345)	—	(1,802)	(2,147)
Restricted stock unit withholdings	(13)	(293)	—	—	(293)
Cash dividends declared ($0.90 per share of common stock)	—	—	—	(4,479)	(4,479)
Balance as of December 28, 2013	4,967	21,536	1,243	35,477	58,256
Components of comprehensive income, net of tax:
Net income	—	—	—	11,704	11,704
Other comprehensive income (loss)	—	—	(577)	—	(577)
Total comprehensive income					11,127
Proceeds from sales of common stock through employee equity incentive plans, net excess tax benefit, and other	125	1,787	—	—	1,787
Share-based compensation	—	1,140	—	—	1,140
Temporary equity reclassification	—	(912)	—	—	(912)
Repurchase of common stock	(332)	(1,438)	—	(9,354)	(10,792)
Restricted stock unit withholdings	(12)	(332)	—	—	(332)
Cash dividends declared ($0.90 per share of common stock)	—	—	—	(4,409)	(4,409)
Balance as of December 27, 2014	4,748	$21,781	$666	$33,418	$55,865
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2014, 2013, and 2012 were all 52-week years. The next 53-week year will end on December 31, 2016. Our consolidated financial statements include the accounts of Intel Corporation and our subsidiaries. We have eliminated intercompany accounts and transactions. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. We have reclassified certain prior period amounts to conform to current period presentation.
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
Fair Value
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. Our financial assets are measured and recorded at fair value, except for cost method investments, cost method loans receivable, equity method investments, grants receivable, and reverse repurchase agreements with original maturities greater than approximately three months. Substantially all of our liabilities are not measured and recorded at fair value.
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
For further discussion of fair value, see "Note 4: Fair Value" and "Note 16: Retirement Benefit Plans."

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents
We consider all highly liquid debt investments with original maturities from the date of purchase of approximately three months or less as cash equivalents. Cash equivalents can include investments such as corporate debt, financial institution instruments, government debt, and reverse repurchase agreements classified as cash equivalents. See "Note 4: Fair Value" for the instruments held as cash equivalents.
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
Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss), except as noted in the "Other-Than-Temporary Impairment" section that follows. We determine the cost of the investment sold based on an average cost basis at the individual security level. Our available-for-sale investments include:

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
We record the realized gains or losses on the sale of equity method and non-marketable cost method investments in gains (losses) on equity investments, net.

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

•
Marketable equity securities based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. We record other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net.

•	Non-marketable equity investments based on our assessment of the severity and duration of the impairment, and qualitative and quantitative analysis, including:

•	the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects;

•	the technological feasibility of the investee’s products and technologies;

•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;

•	the management and governance structure of the investee;

•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity and debt ratios, and the rate at which the investee is using its cash; and

•	the investee’s receipt of additional funding at a lower valuation.
We record other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments, net.
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and, to a lesser extent, equity market risk, commodity price risk, and credit risk. When possible, we enter into master netting arrangements with counterparties to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. Generally, our master netting agreements allow for net settlement in case of certain triggering events such as bankruptcy or default of one of the counterparties to the transaction. We may also elect to exchange cash collateral with certain of our counterparties on a regular basis. For presentation on our consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements. Our derivative financial instruments are recorded at fair value and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize gains and losses from changes in fair value of derivatives that are not designated as hedges for accounting purposes in the line item on the consolidated statements of income most closely associated with the related exposures, primarily in interest and other, net and gains (losses) on equity investments, net. As part of our strategic investment program, we also acquire equity derivative instruments, such as equity conversion rights associated with debt instruments, that we do not designate as hedging instruments. We recognize the gains or losses from changes in fair value of these equity derivative instruments in gains (losses) on equity investments, net. Realized gains and losses from derivatives not designated as hedges are classified in the consolidated statements of cash flows within cash flows from operating activities or investing activities, depending on the activity the exposure is most closely associated with.
Measurement of Effectiveness

•
Effectiveness for forwards is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the forecasted cash flows of the hedged item. For currency forward contracts used in cash flow hedging strategies related to capital purchases, forward points are excluded, and effectiveness is measured using spot rates to value both the hedge contract and the hedged item. For currency forward contracts used in cash flow hedging strategies related to operating expenditures, forward points are included, and effectiveness is measured using forward rates to value both the hedge contract and the hedged item.

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

If a cash flow hedge is discontinued because it is probable that the original hedged transaction will not occur as previously anticipated, the cumulative unrealized gain or loss on the related derivative is reclassified from accumulated other comprehensive income (loss) into earnings. Subsequent gains or losses on the related derivative instrument are recognized in interest and other, net in each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Ineffective portions of cash flow hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings in interest and other, net. For further discussion of our derivative instruments and risk management programs, see "Note 6: Derivative Financial Instruments."
Securities Lending
We may enter into securities lending agreements with financial institutions, generally to facilitate hedging and certain investment and financing transactions. Selected securities may be loaned, secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on our consolidated balance sheets. For lending agreements collateralized by cash and cash equivalents, collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by other securities, we do not record the collateral as an asset or a liability, unless the collateral is repledged.
Loans Receivable
We make loans to third parties that are classified within other current assets or other long-term assets. We may elect the fair value option for loans when the interest rate or foreign currency exchange rate risk is economically hedged at inception with a related derivative instrument. We record the gains or losses on these loans arising from changes in fair value due to interest rate, currency, and counterparty credit changes, largely offset by losses or gains on the related derivative instruments, in interest and other, net. Loans that are denominated in U.S. dollars and have a floating-rate coupon are carried at amortized cost. We measure interest income for all loans receivable using the interest method, which is based on the effective yield of the loans rather than the stated coupon rate. For further discussion of our loans receivable, see "Note 4: Fair Value."

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

(In Millions)	Dec 27, 2014	Dec 28, 2013
Raw materials	$462	$458
Work in process	2,375	1,998
Finished goods	1,436	1,716
Total inventories	$4,273	$4,172
Property, Plant and Equipment
Property, plant and equipment, net at the end of each period were as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013
Land and buildings	$22,989	$21,098
Machinery and equipment	44,441	40,540
Construction in progress	12,279	11,778
Total property, plant and equipment, gross	79,709	73,416
Less: accumulated depreciation	(46,471)	(41,988)
Total property, plant and equipment, net	$33,238	$31,428
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
Goodwill
We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. We assign the goodwill to our reporting units based on the relative expected fair value provided by the acquisition. We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of a reporting unit’s goodwill. We perform impairment tests using a fair value approach when necessary. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. For further discussion of goodwill, see "Note 10: Goodwill."
Identified Intangible Assets
Licensed technology and patents are generally amortized on a straight-line basis over the periods of benefit. We amortize all acquisition-related intangible assets that are subject to amortization over their estimated useful life based on economic benefit. Acquisition-related in-process R&D assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition; initially, these are classified as "other intangible assets" that are not subject to amortization. Assets related to projects that have been completed are transferred from "other intangible assets" to "acquisition-related developed technology;" these are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to R&D. In the quarter following the period in which identified intangible assets become fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated useful life ranges for substantially all identified intangible assets that are subject to amortization as of December 27, 2014 were as follows:

(In Years)	Estimated Useful Life
Acquisition-related developed technology	4	–	9
Acquisition-related customer relationships	6	–	9
Acquisition-related trade names	5	–	8
Licensed technology and patents	5	–	17
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
For further discussion of identified intangible assets, see "Note 11: Identified Intangible Assets."
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from license agreements with our McAfee, Inc. (McAfee) business generally includes service and support agreements for which the related revenue is deferred and recognized ratably over the performance period. Revenue derived from online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or, if required, upon customer acceptance. For arrangements with multiple elements, including software licenses, maintenance, and/or services, revenue is allocated across the separately identified deliverables and may be recognized or deferred. When vendor-specific objective evidence does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Direct costs, such as costs related to revenue-sharing and royalty arrangements associated with license arrangements, as well as component costs associated with product revenue and sales commissions, are deferred and amortized over the same period that the related revenue is recognized.
We record deferred revenue offset by the related cost of sales on our consolidated balance sheets as deferred income.
Advertising
Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative (MG&A) expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid to customers over the fair value of the advertising benefit we receive as a reduction in revenue. Advertising costs, including direct marketing costs, recorded within MG&A expenses were $1.8 billion in 2014 ($1.9 billion in 2013 and $2.0 billion in 2012).
Employee Equity Incentive Plans
We have employee equity incentive plans, which are described more fully in "Note 18: Employee Equity Incentive Plans." We use the straight-line attribution method to recognize share-based compensation over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, we eliminate deferred tax assets for options and restricted stock units with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.
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
We recognize tax benefits from uncertain tax positions only if that tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. We then measure the tax benefits recognized in the financial statements from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. For more information about income taxes, see "Note 23: Income Taxes."

Note 3: Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2017; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis at the end of each period were as follows:

	December 27, 2014				December 28, 2013
	Fair Value Measured and Recorded at Reporting Date Using			Total	Fair Value Measured and Recorded at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents:
Corporate debt	$—	$48	$—	$48	$154	$1,920	$—	$2,074
Financial institution instruments	321	1,119	—	1,440	887	1,190	—	2,077
Government debt	—	—	—	—	—	269	—	269
Reverse repurchase agreements	—	268	—	268	—	400	—	400
Short-term investments:
Corporate debt	363	412	31	806	274	1,374	19	1,667
Financial institution instruments	149	1,050	—	1,199	194	2,895	—	3,089
Government debt	252	173	—	425	183	1,033	—	1,216
Trading assets:
Asset-backed securities	—	766	58	824	—	684	4	688
Corporate debt	2,625	339	—	2,964	2,161	628	—	2,789
Financial institution instruments	1,146	613	—	1,759	1,188	418	—	1,606
Government debt	1,295	2,221	—	3,516	1,625	1,733	—	3,358
Other current assets:
Derivative assets	—	559	2	561	48	309	—	357
Loans receivable	—	505	—	505	—	103	—	103
Marketable equity securities	7,097	—	—	7,097	6,221	—	—	6,221
Other long-term investments:
Asset-backed securities	—	2	4	6	—	—	9	9
Corporate debt	453	728	13	1,194	228	270	27	525
Financial institution instruments	189	319	—	508	90	402	—	492
Government debt	75	240	—	315	259	188	—	447
Other long-term assets:
Derivative assets	—	35	22	57	—	7	29	36
Loans receivable	—	216	—	216	—	702	—	702
Total assets measured and recorded at fair value	13,965	9,613	130	23,708	13,512	14,525	88	28,125
Liabilities
Other accrued liabilities:
Derivative liabilities	—	563	—	563	—	372	—	372
Other long-term liabilities:
Derivative liabilities	—	17	—	17	—	50	—	50
Total liabilities measured and recorded at fair value	$—	$580	$—	$580	$—	$422	$—	$422
Government debt includes instruments such as non-U.S. government securities and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 27, 2014 we transferred corporate debt, financial institution instruments, and government debt of approximately $177 million from Level 1 to Level 2 of the fair value hierarchy, and approximately $395 million from Level 2 to Level 1. These transfers were primarily based on changes in market activity for the underlying securities. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
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
The fair values of debt instruments classified as Level 3 are generally derived from discounted cash flow models, performed either by us or our pricing providers, using inputs that we are unable to corroborate with observable market data. We monitor and review the inputs and results of these valuation models to help ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of December 27, 2014 and December 28, 2013, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairments. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairments recognized on non-marketable equity investments held as of December 27, 2014 were $128 million in 2014 ($106 million in 2013 on non-marketable equity investments held as of December 28, 2013 and $68 million in 2012 on non-marketable equity investments held as of December 29, 2012).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On a quarterly basis, we measure the fair value of our grants receivable, cost method loans receivable, non-marketable cost method investments, reverse repurchase agreements with original maturities greater than approximately three months, and indebtedness carried at amortized cost; however, the assets are recorded at fair value only when an impairment is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	December 27, 2014
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Grants receivable	$676	$—	$679	$—	$679
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,769	$—	$—	$2,599	$2,599
Reverse repurchase agreements	$450	$—	$450	$—	$450
Short-term debt	$1,588	$—	$2,145	$—	$2,145
Long-term debt	$12,107	$11,467	$1,309	$—	$12,776
NVIDIA Corporation cross-license agreement liability	$395	$—	$399	$—	$399

	December 28, 2013
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Grants receivable	$416	$—	$481	$—	$481
Loans receivable	$267	$—	$250	$17	$267
Non-marketable cost method investments	$1,270	$—	$—	$2,105	$2,105
Reverse repurchase agreements	$400	$—	$400	$—	$400
Short-term debt	$24	$—	$24	$—	$24
Long-term debt	$13,165	$10,937	$2,601	$—	$13,538
NVIDIA Corporation cross-license agreement liability	$587	$—	$597	$—	$597
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of December 27, 2014 and December 28, 2013, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $721 million as of December 27, 2014 ($805 million as of December 28, 2013). The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 or better for the substantial majority of our loans receivable and the majority of our reverse repurchase agreements as of December 27, 2014.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 27, 2014, and December 28, 2013, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data.
The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures due 2039 (2009 debentures) and our commercial paper outstanding as of December 27, 2014. During the first quarter of 2015, holders may, at their option, surrender the 2009 debentures for conversion. For further information, see "Note 15: Borrowings." Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and is therefore classified as Level 1. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes, and is therefore classified as Level 2.
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011, pursuant to which we agreed to make payments to NVIDIA over six years. As of December 27, 2014 and December 28, 2013, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments ($200 million in each of January 2015 and 2016 treated as cash used for financing activities). The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013
Available-for-sale investments	$13,038	$18,086
Cash	805	854
Equity method investments	1,446	1,038
Loans receivable	971	1,072
Non-marketable cost method investments	1,769	1,270
Reverse repurchase agreements	718	800
Trading assets	9,063	8,441
Total cash and investments	$27,810	$31,561
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	December 27, 2014				December 28, 2013
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$8	$—	$(2)	$6	$11	$—	$(2)	$9
Corporate debt	2,040	13	(5)	2,048	4,254	15	(3)	4,266
Financial institution instruments	3,146	2	(1)	3,147	5,654	5	(1)	5,658
Government debt	741	—	(1)	740	1,932	1	(1)	1,932
Marketable equity securities	3,318	3,779	—	7,097	3,340	2,881	—	6,221
Total available-for-sale investments	$9,253	$3,794	$(9)	$13,038	$15,191	$2,902	$(7)	$18,086
Government debt includes instruments such as non-U.S. government securities and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Time deposits were primarily issued by institutions outside the U.S. as of December 27, 2014 and December 28, 2013.
During 2014, we sold available-for-sale investments for proceeds of $1.7 billion, of which $509 million related to sales of cash and cash equivalents ($1.3 billion in 2013, of which $339 million related to sales of cash and cash equivalents; and $3.4 billion in 2012, of which $1.1 billion related to sales of cash and cash equivalents). The gross realized gains on sales of available-for-sale investments were $136 million in 2014 ($146 million in 2013 and $166 million in 2012). We determine the cost of an investment sold on an average cost basis at the individual security level. Impairments recognized on available-for-sale investments were $5 million in 2014 ($14 million in 2013 and $36 million in 2012).
During 2012, we purchased ASML Holding N.V. (ASML) equity securities totaling $3.2 billion. This equity interest has been accounted for as an available-for-sale investment and is included as marketable equity securities in the preceding table.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of income, see "Note 24: Other Comprehensive Income (Loss)."

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of December 27, 2014 were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$3,490	$3,500
Due in 1–2 years	1,003	1,004
Due in 2–5 years	964	962
Instruments not due at a single maturity date	478	475
Total	$5,935	$5,941
Equity Method Investments
Equity method investments, classified within other long-term assets, at the end of each period were as follows:

	December 27, 2014		December 28, 2013
(Dollars In Millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
IM Flash Technologies, LLC	$713	49%	$646	49%
Cloudera, Inc.	280	17%	—	—%
Intel-GE Care Innovations, LLC	108	50%	117	50%
Other equity method investments	345		275
Total	$1,446		$1,038
IM Flash Technologies, LLC and IM Flash Singapore, LLP
Micron Technology, Inc. (Micron) and Intel formed IM Flash Technologies, LLC (IMFT) in 2006 and IM Flash Singapore, LLP (IMFS) in 2007 to manufacture NAND flash memory products for Micron and Intel. During 2012, we amended the operating agreement for IMFT and entered into agreements with Micron that modified our joint venture relationship, including an agreement to sell our ownership interest in IMFS. We received $605 million in 2012 from the sale of assets of IMFS and certain assets of IMFT to Micron.
The amended operating agreement for IMFT extended the term of IMFT to 2024, unless earlier terminated under certain terms and conditions, and provides that IMFT may manufacture certain emerging memory technologies in addition to NAND flash memory. The amended agreement also provides for certain rights that, beginning in 2015, will enable us to sell to Micron or enable Micron to purchase from us our interest in IMFT. If we exercise this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from us for one to two years. Additionally, our agreements with Micron include a supply agreement for Micron to supply us with NAND flash memory products. These agreements also extend and expand our NAND joint development program with Micron to include emerging memory technologies.
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $400 million in 2014 (approximately $380 million in 2013 and approximately $705 million in 2012). Subsequent to the sale of our ownership interest in IMFS in the second quarter of 2012, we no longer incur costs related to IMFS. The amount due to IMFT for product purchases and services provided was approximately $60 million as of December 27, 2014 (approximately $75 million as of December 28, 2013). IMFT returned $6 million to Intel in 2014, which is reflected as a return of equity method investment within investing activities on the consolidated statements of cash flows ($45 million in 2013 and $137 million in 2012).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $713 million as of December 27, 2014. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated balance sheets in connection with our interests in this joint venture as of December 27, 2014. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT (and accounted for our prior interest in IMFS) using the equity method of accounting.
Cloudera, Inc.
During 2014, we invested in Cloudera, Inc. (Cloudera). Our fully-diluted ownership interest in Cloudera is 17% as of December 27, 2014. Our investment is accounted for under the equity and cost methods of accounting based on the rights associated with different securities we own, and is classified within other long-term assets. As of December 27, 2014, the carrying value of our equity method investment was $280 million and of our cost method investment was $454 million.
Intel-GE Care Innovations, LLC
During 2011, Intel and General Electric Company (GE) formed Intel-GE Care Innovations, LLC (Care Innovations), an equally owned joint venture in the healthcare industry, that focuses on independent living and delivery of health-related services by means of telecommunications. The company was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group.
Care Innovations is a variable interest entity and depends on Intel and GE for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in Care Innovations, which was $108 million as of December 27, 2014.
Intel and GE equally share the power to direct all of Care Innovations' activities that most significantly impact its economic performance. We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in Care Innovations using the equity method of accounting.
Clearwire Communications, LLC
During 2013, we sold our interest in Clearwire Communications, LLC (Clearwire LLC), which we originally acquired in 2008, for proceeds of $328 million. These proceeds are included in other investing within investing activities on the consolidated statements of cash flows. We recognized a gain on the sale of our interest in Clearwire LLC of $328 million.

For proceeds received and gains recognized for each investment, see "Note 20: Gains (Losses) on Equity Investments, Net."

Non-marketable cost method investments
The carrying value of our non-marketable cost method investments was $1.8 billion as of December 27, 2014 ($1.3 billion as of December 28, 2013), of which $454 million related to our cost method investment in Cloudera. In 2014, we recognized impairments of $130 million on non-marketable cost method investments, which is included within gains (losses) on equity investments, net on the consolidated statements of income ($103 million in 2013 and $104 million in 2012).
Trading Assets
As of December 27, 2014, and December 28, 2013, all of our trading assets were marketable debt instruments. Net losses related to trading assets still held at the reporting date were $530 million in 2014 (net losses of $70 million in 2013 and net gains of $16 million in 2012). Net gains on the related derivatives were $525 million in 2014 (net gains of $86 million in 2013 and $11 million in 2012).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and, to a lesser extent, equity market risk, commodity price risk, and credit risk.
Currency Exchange Rate Risk
We are exposed to currency exchange rate risk, and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the euro, the Japanese yen, the Chinese yuan, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in the fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. We may also hedge currency risk arising from funding foreign currency denominated forecasted investments. These programs reduce, but do not eliminate, the impact of currency exchange movements.
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

•
Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. Floating interest rates on the swaps generally reset on a quarterly basis. Changes in the fair value of the debt instruments classified as trading assets and loans receivable recognized at fair value are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Market Risk
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities at the inception of our investments. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal, to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net.
We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in the fair value of these total return swaps are generally offset by the losses and gains on the related liabilities, both of which are recorded in either cost of sales or operating expenses. Deferred compensation liabilities were $1.2 billion as of December 27, 2014 ($1.1 billion as of December 28, 2013), and are included in other accrued liabilities.
Commodity Price Risk
We operate facilities that consume commodities and have established forecasted transaction risk management programs to protect against fluctuations in the fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always eliminate, the impact of commodity price movements.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives recorded at fair value at the end of each period were as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012
Currency forwards	$15,578	$13,404	$13,117
Currency interest rate swaps	5,446	4,377	2,711
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,347	1,377	1,101
Total return swaps	1,056	914	807
Other	49	67	127
Total	$27,076	$23,739	$21,463
The gross notional amounts for currency forwards and currency interest rate swaps, by currency, at the end of each period were as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012
British pound sterling	$410	$549	$308
Chinese yuan	3,097	1,116	647
Euro	7,486	6,874	5,994
Indian rupee	418	303	309
Israeli shekel	2,489	2,244	2,256
Japanese yen	3,779	4,116	4,389
Malaysian ringgit	902	506	442
Swiss franc	1,289	1,189	657
Other	1,154	884	826
Total	$21,024	$17,781	$15,828
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel architecture- and communications-based solutions for smartphones. Subject to regulatory approvals and other closing conditions, we have also agreed to invest up to RMB 9.0 billion (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of the holding company under Tsinghua Unigroup. During the fourth quarter of 2014, we entered into $1.5 billion of forward contracts to hedge our anticipated equity funding of the Tsinghua Unigroup investment. The hedges were designated as cash flow hedges and the related gains and losses attributable to changes in the spot rates will be recognized in accumulated other comprehensive income (loss) until the Tsinghua Unigroup shares are either disposed of or impaired. As the shares are either disposed of or impaired, we will reclassify the gains or losses from accumulated other comprehensive income (loss) to gains (losses) on equity investments, net as an offset to the gain or loss recognized for the share disposal or impairment. Hedge gains and losses attributable to changes in the forward rates will be recognized in interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	December 27, 2014				December 28, 2013
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$6	$1	$497	$9	$114	$1	$118	$2
Total derivatives designated as hedging instruments	6	1	497	9	114	1	118	2
Derivatives not designated as hedging instruments:
Currency forwards	207	—	44	—	66	—	63	—
Currency interest rate swaps	344	34	7	—	124	6	163	29
Embedded debt derivatives	—	—	4	8	—	—	—	19
Interest rate swaps	3	—	11	—	5	—	28	—
Total return swaps	—	—	—	—	48	—	—	—
Other	1	22	—	—	—	29	—	—
Total derivatives not designated as hedging instruments	555	56	66	8	243	35	254	48
Total derivatives	$561	$57	$563	$17	$357	$36	$372	$50

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts Offset in the Consolidated Balance Sheets
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	December 27, 2014
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$559	$—	$559	$(365)	$(78)	$116
Reverse repurchase agreements	718	—	718	—	(718)	—
Total assets	1,277	—	1,277	(365)	(796)	116
Liabilities:
Derivative liabilities subject to master netting arrangements	559	—	559	(365)	(80)	114
Total liabilities	$559	$—	$559	$(365)	$(80)	$114

	December 28, 2013
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$325	$—	$325	$(158)	$(3)	$164
Reverse repurchase agreements	800	—	800	—	(800)	—
Total assets	1,125	—	1,125	(158)	(803)	164
Liabilities:
Derivative liabilities subject to master netting arrangements	401	—	401	(158)	(32)	211
Total liabilities	$401	$—	$401	$(158)	$(32)	$211

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses) attributed to the effective portion of cash flow hedges that were recognized in other comprehensive income (loss) for each period were as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
(In Millions)	2014	2013	2012
Currency forwards	$(587)	$(167)	$4
Other	(2)	1	9
Total	$(589)	$(166)	$13
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
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated statements of income, see "Note 24: Other Comprehensive Income (Loss)."
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated statements of income for each period were as follows:

(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	2014	2013	2012
Currency forwards	Interest and other, net	$144	$44	$3
Currency interest rate swaps	Interest and other, net	456	29	(71)
Equity options	Gains (losses) on equity investments, net	—	1	(1)
Interest rate swaps	Interest and other, net	(3)	—	31
Total return swaps	Various	68	140	77
Other	Gains (losses) on equity investments, net	(6)	5	(7)
Other	Interest and other, net	—	—	3
Total		$659	$219	$35

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We generally place investments with high-credit-quality counterparties and, by policy, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better. Our investment policy requires substantially all investments with original maturities at the time of investment of up to six months to be rated at least A-2/P-2 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years generally require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A-rated counterparties in certain countries, result in some minor exceptions. Credit-rating criteria for derivative instruments are similar to those for other investments. Due to master netting arrangements, the amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligations with that counterparty. As of December 27, 2014, our total credit exposure to any single counterparty did not exceed $750 million. We obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.
A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers. We also have accounts receivable derived from sales to industrial and communications equipment manufacturers in the computing and communications industries. Our three largest customers accounted for 46% of net revenue for 2014 (44% for 2013 and 43% for 2012). These three customers accounted for 43% of net accounts receivable as of December 27, 2014 (34% as of December 28, 2013). We believe that the net accounts receivable balances from these largest customers do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience.
We have adopted credit policies and standards intended to accommodate industry growth and inherent risk. We believe that credit risks are moderated by the financial stability of our major customers. We assess credit risk through quantitative and qualitative analysis. From this analysis, we establish shipping and credit limits, and determine whether we will seek to use one or more credit support devices, such as obtaining a parent guarantee, standby letter of credit, or credit insurance.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Acquisitions
During 2014, we completed eight acquisitions qualifying as business combinations in exchange for aggregate consideration of $963 million, substantially all cash consideration. A substantial majority of the consideration was allocated to goodwill and acquisition related developed technology. Included in these acquisitions is our acquisition of the Axxia Networking Business (Axxia business) of Avago Technologies Limited, intended to accelerate growth in the mobile wireless base station business. We acquired the Axxia business in the fourth quarter of 2014 for net cash consideration of $650 million, substantially all of which was allocated to goodwill and acquisition-related developed technology intangible assets. The operating results of the Axxia business are included in our Data Center Group (DCG) operating segment.
During 2013, we completed 12 acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $925 million. Most of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. Included in these acquisitions is our acquisition of Stonesoft Oyj (Stonesoft) to expand our network security solutions, specifically addressing next-generation firewall products. We acquired Stonesoft in the third quarter of 2013 for net cash consideration of $381 million, substantially all of which was allocated to goodwill and acquisition-related developed technology intangible assets. Stonesoft's operating results are included in our software and services operating segments.
During 2012, we completed 15 acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $638 million. Substantially all of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets.
Acquisitions completed in 2014, 2013, and 2012, both individually and in the aggregate, were not significant to our results of operations. For information on the assignment of goodwill to our operating segments, see "Note 10: Goodwill" and for information on the classification of intangible assets, see "Note 11: Identified Intangible Assets."
Note 9: Divestitures
During the first quarter of 2014, we completed the divestiture of the assets of Intel Media, a business division dedicated to the development of cloud TV products and services, to Verizon Communications Inc. As a result of the transaction, we received aggregate net cash consideration of $150 million, included within investing activities on the consolidated statements of cash flows, and recognized a gain within interest and other, net on the consolidated statements of income.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Goodwill
Goodwill activity for each period was as follows:

(In Millions)	Dec 28, 2013	Acquisitions	Transfers	Currency Exchange and Other	Dec 27, 2014
PC Client Group	$3,058	$—	$—	$—	$3,058
Data Center Group	1,831	407	138	—	2,376
Internet of Things Group	—	—	428	—	428
Mobile and Communications Group	—	19	631	—	650
Other Intel architecture operating segments	1,075	—	(1,075)	—	—
Software and services operating segments	4,549	41	(140)	(214)	4,236
All other	—	113	18	(18)	113
Total	$10,513	$580	$—	$(232)	$10,861

(In Millions)	Dec 29, 2012	Acquisitions	Transfers	Currency Exchange and Other	Dec 28, 2013
PC Client Group	$2,962	$62	$34	$—	$3,058
Data Center Group	1,839	14	(22)	—	1,831
Other Intel architecture operating segments	916	171	(12)	—	1,075
Software and services operating segments	3,993	504	—	52	4,549
Total	$9,710	$751	$—	$52	$10,513
During 2014, we formed the Internet of Things Group (IOTG) and we changed our organizational structure to align with our critical objectives, which included the addition of the Mobile and Communications Group (MCG) as a reportable operating segment. Due to this reorganization, goodwill was allocated from our prior reporting units to our new reporting units, as shown in the preceding table within "transfers." The allocation was based on the fair value of each business group within its original reporting unit relative to the fair value of that reporting unit.
During 2013, we completed a reorganization that transferred a portion of our wired connectivity business formerly included within the Data Center Group (DCG) to the PC Client Group (PCCG). Due to this reorganization, goodwill was transferred from DCG to PCCG. Also during 2013, we completed a reorganization of Intel Mobile Communications (IMC) into our Multi-Comm and existing Phone Group operating segments. Goodwill related to the former IMC was allocated between Multi-Comm and the Phone Group within the "other Intel architecture" operating segments.
For further information on these reorganizations, see "Note 26: Operating Segments and Geographic Information."
During the fourth quarters of 2014, 2013, and 2012, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years. The accumulated impairment losses as of December 27, 2014 were $719 million: $352 million associated with PCCG, $275 million associated with DCG, $79 million associated with IOTG, and $13 million associated with MCG.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	December 27, 2014
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$3,009	$(2,192)	$817
Acquisition-related customer relationships	1,698	(1,001)	697
Acquisition-related trade names	61	(49)	12
Licensed technology and patents	3,153	(1,224)	1,929
Identified intangible assets subject to amortization	7,921	(4,466)	3,455
Acquisition-related trade names	788	—	788
Other intangible assets	203	—	203
Identified intangible assets not subject to amortization	991	—	991
Total identified intangible assets	$8,912	$(4,466)	$4,446

	December 28, 2013
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,922	$(1,691)	$1,231
Acquisition-related customer relationships	1,760	(828)	932
Acquisition-related trade names	65	(44)	21
Licensed technology and patents	3,093	(974)	2,119
Identified intangible assets subject to amortization	7,840	(3,537)	4,303
Acquisition-related trade names	818	—	818
Other intangible assets	29	—	29
Identified intangible assets not subject to amortization	847	—	847
Total identified intangible assets	$8,687	$(3,537)	$5,150
As a result of our acquisitions and purchases of licensed technology and patents, identified intangible assets recorded for each period and their respective estimated weighted average useful life were as follows:

	2014		2013
	Gross Assets (In Millions)	Estimated Useful Life (In Years)	Gross Assets (In Millions)	Estimated Useful Life (In Years)
Acquisition-related developed technology	$175	6	$114	5
Acquisition-related customer relationships	$79	9	$60	7
Licensed technology and patents	$93	8	$36	10
During 2014, we also acquired other intangible assets of $197 million that are not subject to amortization.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expenses, with presentation location on the consolidated statements of income, for each period were as follows:

(In Millions)	Location	2014	2013	2012
Acquisition-related developed technology	Cost of sales	$600	$576	$557
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	284	279	296
Acquisition-related trade names	Amortization of acquisition-related intangibles	10	12	12
Licensed technology and patents	Cost of sales	275	272	214
Other intangible assets	Reduction of revenue	—	103	86
Total amortization expenses		$1,169	$1,242	$1,165
Based on identified intangible assets that are subject to amortization as of December 27, 2014, we expect future amortization expense for each period to be as follows:

(In Millions)	2015	2016	2017	2018	2019
Acquisition-related developed technology	$330	$240	$91	$69	$60
Acquisition-related customer relationships	247	229	141	35	15
Acquisition-related trade names	9	3	—	—	—
Licensed technology and patents	263	248	210	168	167
Total future amortization expenses	$849	$720	$442	$272	$242
Note 12: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013
Equity method investments	$1,446	$1,038
Non-marketable cost method investments	1,769	1,270
Non-current deferred tax assets	622	434
Loans receivable	416	952
Pre-payments for property, plant and equipment	636	521
Other	1,672	1,274
Total other long-term assets	$6,561	$5,489
During 2014, we received and transferred $135 million of equipment from other long-term assets to property, plant and equipment. A substantial majority of the equipment was prepaid in 2010 and 2011. We recognized the pre-payments within operating activities in the consolidated statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Restructuring and Asset Impairment Charges
Beginning in the third quarter of 2013, management approved several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts, which we expect to cease production in the first quarter of 2015, and the closure of our assembly and test facility in Costa Rica, which ceased production in the fourth quarter of 2014. These targeted reductions will enable the company to better align our resources in areas providing the greatest benefit in the current business environment. We expect these actions to be substantially complete by the end of 2015.
Restructuring and asset impairment charges for each period were as follows:

(In Millions)	2014	2013	2012
Employee severance and benefit arrangements	$265	$201	$—
Asset impairments and other restructuring charges	30	39	—
Total restructuring and asset impairment charges	$295	$240	$—
Restructuring and asset impairment activity for each period was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 29, 2012	$—	$—	$—
Additional accruals	195	39	234
Adjustments	6	—	6
Cash payments	(18)	—	(18)
Non-cash settlements	—	(39)	(39)
Accrued restructuring balance as of December 28, 2013	183	—	183
Additional accruals	252	31	283
Adjustments	13	(1)	12
Cash payments	(327)	(6)	(333)
Non-cash settlements	—	(13)	(13)
Accrued restructuring balance as of December 27, 2014	$121	$11	$132
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated statements of income and within the "all other" operating segments category. A majority of the accrued restructuring balance as of December 27, 2014 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets.
Restructuring actions that were approved in 2014 impacted approximately 3,700 employees. Since the third quarter of 2013, we have incurred a total of $535 million in restructuring and asset impairment charges. These charges included a total of $466 million related to employee severance and benefit arrangements for approximately 7,600 employees, and $69 million in asset impairment charges and other restructuring charges.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013
Deferred income on shipments of components to distributors	$944	$852
Deferred income from software and services	1,261	1,244
Current deferred income	2,205	2,096
Non-current deferred income from software and services	483	506
Total deferred income	$2,688	$2,602
We classify non-current deferred income from software and services within other long-term liabilities on the consolidated balance sheets.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Borrowings
Short-Term Debt
Our short-term debt at the end of each period was as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013
Drafts payable	$16	$257
Notes payable	—	24
Commercial paper	500	—
Current portion of long-term debt	1,088	—
Short-term debt	$1,604	$281
We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion. This ongoing authorization includes borrowings under our commercial paper program. Maximum borrowings under our commercial paper program in 2014 were $2.4 billion ($300 million in 2013). We had $500 million of outstanding commercial paper as of December 27, 2014 (zero as of December 28, 2013). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 27, 2014.
Long-Term Debt
Our long-term debt at the end of each period was as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013
2012 Senior notes due 2017 at 1.35%	$2,998	$2,997
2012 Senior notes due 2022 at 2.70%	1,495	1,494
2012 Senior notes due 2032 at 4.00%	744	744
2012 Senior notes due 2042 at 4.25%	924	924
2011 Senior notes due 2016 at 1.95%	1,499	1,499
2011 Senior notes due 2021 at 3.30%	1,997	1,996
2011 Senior notes due 2041 at 4.80%	1,490	1,490
2009 Junior subordinated convertible debentures due 2039 at 3.25%	1,088	1,075
2005 Junior subordinated convertible debentures due 2035 at 2.95%	960	946
Total long-term debt	13,195	13,165
Less: current portion of long-term debt	(1,088)	—
Long-term debt	$12,107	$13,165
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Debentures
In 2009, we issued $2.0 billion of 2009 junior subordinated convertible debentures due 2039 (2009 debentures). In 2005, we issued $1.6 billion of 2005 junior subordinated convertible debentures due 2035 (2005 debentures). Both the 2009 and 2005 debentures pay a fixed rate of interest semiannually.

	2009 Debentures	2005 Debentures
Annual stated coupon interest rate	3.25%	2.95%
Annual effective interest rate	7.20%	6.45%
The effective interest rate is based on the rate, at inception, for a similar instrument that does not have a conversion feature.
2009 Debentures
The 2009 debentures have a contingent interest component that requires us to pay interest based on certain thresholds or for certain events, commencing on August 1, 2019. After such date, if the 10-day average trading price of $1,000 principal amount of the bond immediately preceding any six-month interest period is less than or equal to $650 or greater than or equal to $1,500, we are required to pay contingent 0.25% or 0.50% annual interest, respectively. The fair value of the related contingent interest embedded derivative was $8 million as of December 27, 2014 ($10 million as of December 28, 2013).
The 2009 debentures are convertible, subject to certain conditions. Holders can surrender the 2009 debentures for conversion if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter. We will settle any conversion of the 2009 debentures in cash up to the face value, and any amount in excess of face value will be settled in cash or stock at our option. On or after August 5, 2019, we can redeem, for cash, all or part of the 2009 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period. In addition, if certain events occur in the future, the indentures governing the 2009 debentures provide that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The 2009 debentures are subordinated in right of payment to any existing and future senior debt and to the other liabilities of our subsidiaries. We have concluded that the 2009 debentures are not conventional convertible debt instruments and that the embedded stock conversion options qualify as derivatives. In addition, we have concluded that the embedded conversion options would be classified in stockholders’ equity if they were freestanding derivative instruments. As such, the embedded conversion options are not accounted for separately as derivative liabilities.
2005 Debentures
The 2005 debentures have a contingent interest component that requires us to pay interest based on certain thresholds or for certain events. If the 10-day average trading price of $1,000 principal amount of the bond immediately preceding any six-month interest period is less than or equal to $800 or greater than or equal to $1,300, we are required to pay contingent 0.25% or 0.40% annual interest, respectively. As of December 27, 2014, we met the upside contingent interest threshold. For the six-month interest period beginning December 15, 2014, we will accrue and pay contingent interest in the amount of 0.40% per annum of the average trading price for the 10 trading days immediately preceding the first day of the interest period. The fair value of the related contingent interest embedded derivative was $4 million as of December 27, 2014 ($9 million as of December 28, 2013).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2005 debentures are convertible into shares of our common stock. Holders can surrender the 2005 debentures for conversion at any time. We can settle any conversion of the 2005 debentures in cash or stock at our option. The 2005 debentures will become redeemable if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period. Once this condition has been met, we can redeem, for cash, all or part of the 2005 debentures for the principal amount, plus any accrued and unpaid interest. In addition, if certain events occur in the future, the indentures governing the 2005 debentures provide that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The 2005 debentures are subordinated in right of payment to any existing and future senior debt and to the other liabilities of our subsidiaries. We have concluded that the 2005 debentures are not conventional convertible debt instruments and that the embedded stock conversion options qualify as derivatives. In addition, we have concluded that the embedded conversion options would be classified in stockholders’ equity if they were freestanding derivative instruments. As such, the embedded conversion options are not accounted for separately as derivative liabilities.

	2009 Debentures		2005 Debentures
(In Millions, Except Per Share Amounts)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Outstanding principal	$2,000	$2,000	$1,600	$1,600
Equity component (including temporary equity) carrying amount	$613	$613	$466	$466
Unamortized discount	$912	$925	$640	$654
Net debt carrying amount	$1,088	$1,075	$960	$946
Conversion rate (shares of common stock per $1,000 principal amount of debentures)	46.06	45.57	34.95	34.60
Effective conversion price (per share of common stock)	$21.71	$21.94	$28.61	$28.90
In the preceding table, the remaining amortization periods for the unamortized discounts for the 2009 and 2005 debentures are approximately 25 and 21 years, respectively, as of December 27, 2014.
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
During the fourth quarter of 2014, the closing stock price conversion right condition of the 2009 debentures was met and the debentures will be convertible at the option of the holders during the first quarter of 2015. As a result of the conversion period during the first quarter of 2015, the $1.1 billion carrying amount of the 2009 debentures was classified as short-term debt on our consolidated balance sheet as of December 27, 2014. The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $912 million has been classified as temporary equity on our consolidated balance sheet as of December 27, 2014. In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and the temporary equity would be reclassified to stockholders’ equity on our consolidated balance sheet. The 2009 debentures were not convertible for the first quarter of 2014; therefore the liability and equity components of the 2009 debentures were classified as long-term debt and stockholders’ equity, respectively, as of December 28, 2013.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturities
Our aggregate debt maturities based on outstanding principal as of December 27, 2014, by year payable, were as follows:

(In Millions)
2015	$—
2016	1,500
2017	3,000
2018	—
2019	—
2020 and thereafter	10,275
Total	$14,775
In the preceding table, the 2009 debentures are classified based on their stated maturity date, regardless of their classification on the consolidated balance sheet. Substantially all of the difference between the total aggregate debt maturities in the preceding table and the total carrying amount of our debt is due to the unamortized discount of our convertible debentures and the short-term classification of the 2009 debentures.
Note 16: Retirement Benefit Plans
Retirement Contribution Plans
We provide tax-qualified retirement contribution plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Employees hired prior to January 1, 2011 are eligible for and receive discretionary employer contributions in the U.S. Intel Retirement Contribution Plan. Employees hired on or after January 1, 2011 receive discretionary employer contributions in the Intel 401(k) Savings Plan, which are participant-directed. Our Chief Executive Officer (CEO) determines the annual discretionary employer contribution amounts for the U.S. Intel Retirement Contribution Plan and the Intel 401(k) Savings Plan under delegation of authority from our Board of Directors, pursuant to the terms of the plans. As of December 27, 2014, 84% of our U.S. Intel Retirement Contribution Plan assets were invested in equities and 16% were invested in fixed-income instruments. These assets are managed by external investment managers. Effective January 1, 2015, the U.S. Intel Retirement Contribution plan assets and future discretionary employer contributions will be participant-directed.
For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of compensation in addition to their Intel 401(k) Savings Plan deferrals. This plan is unfunded.
We expensed $286 million for the qualified and non-qualified U.S. retirement contribution plans in 2014 ($298 million in 2013 and $357 million in 2012). In the first quarter of 2015, we funded $277 million for the 2014 contributions to the qualified U.S. retirement contribution plans.
Pension and Postretirement Benefit Plans
U.S. Pension Benefits. For employees hired prior to January 1, 2011, we provide a tax-qualified defined-benefit pension plan, the U.S. Intel Minimum Pension Plan, for eligible employees, former employees, and retirees in the U.S. During the second quarter of 2014, we communicated to employees our intent, beginning on January 1, 2015, to freeze future benefit accruals in the U.S. Intel Minimum Pension Plan to all employees at or above a specific grade level, and generally covering all highly compensated employees in the plan. Starting in 2016, the impacted employees will receive discretionary employer contributions in the Intel 401(k) Savings Plan, instead of the Retirement Contribution plan. This change was contingent on receiving a favorable private letter ruling (PLR) from the U.S. Internal Revenue Service (IRS), which we filed for in January 2014. A favorable PLR was received in October 2014 and resulted in a $1.1 billion reduction in our projected benefit obligation, most of which was also included as a change in actuarial valuation on the consolidated statements of comprehensive income.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Non-U.S. Pension Benefits. We also provide defined-benefit pension plans in certain other countries, most significantly Germany, Ireland, and Israel. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation. The Ireland pension plan and one of our Germany pension plans were closed to employees hired on or after June 20, 2012 and January 1, 2014, respectively.
U.S. Postretirement Medical Benefits. Upon retirement, eligible U.S. employees who were hired prior to January 1, 2014 are credited with a defined dollar amount, based on years of service, into a U.S. Sheltered Employee Retirement Medical Account (SERMA). These credits can be used to pay all or a portion of the cost to purchase coverage in the retiree’s choice of medical plan. If the available credits are not sufficient to pay the entire cost of the coverage, the remaining cost is the retiree’s responsibility. Employees hired on or after January 1, 2014 are not eligible to earn a SERMA benefit.
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
Benefit Obligation and Plan Assets
The changes in the projected benefit obligations and plan assets for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2014	2013	2014	2013	2014	2013
Beginning projected benefit obligation	$1,137	$1,742	$1,695	$1,412	$509	$484
Service cost	88	119	104	78	26	27
Interest cost	49	67	66	60	23	20
Actuarial (gain) loss	760	(746)	767	121	10	(56)
Currency exchange rate changes	—	—	(254)	46	—	—
Plan curtailments	(1,083)	—	—	—	—	—
Other	(59)	(45)	45	(22)	(22)	34
Ending projected benefit obligation	$892	$1,137	$2,423	$1,695	$546	$509

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2014	2013	2014	2013	2014	2013
Beginning fair value of plan assets	$649	$684	$1,005	$838	$395	$191
Actual return on plan assets	30	10	80	81	33	49
Employer contributions	—	—	73	65	—	162
Currency exchange rate changes	—	—	(114)	26	—	—
Other	(56)	(45)	(27)	(5)	(1)	(7)
Ending fair value of plan assets	$623	$649	$1,017	$1,005	$427	$395

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Other long-term assets	$—	$—	$14	$16	$—	$—
Other long-term liabilities	(269)	(488)	(1,420)	(706)	(119)	(114)
Accumulated other comprehensive loss (income), before tax	1	255	1,217	520	33	43
Net amount recognized	$(268)	$(233)	$(189)	$(170)	$(86)	$(71)
The amounts recorded in accumulated other comprehensive income (loss) before taxes at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Net prior service credit (cost)	$—	$—	$(13)	$25	$(48)	$(54)
Net actuarial gain (loss)	(1)	(255)	(1,204)	(545)	15	11
Accumulated other comprehensive income (loss), before tax	$(1)	$(255)	$(1,217)	$(520)	$(33)	$(43)
We use a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of ten percent of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis. The period of amortization is the average remaining service of active participants who are expected to receive benefits under the plans.
As of December 27, 2014, the accumulated benefit obligation was $808 million for the U.S. Intel Minimum Pension Plan ($497 million as of December 28, 2013) and $1.7 billion for the non-U.S. defined-benefit pension plans ($1.3 billion as of December 28, 2013). Included in the aggregate data in the following tables are the amounts applicable to our pension plans with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In Millions)	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$808	$—	$1,344	$900
Plan assets	$623	$—	$616	$563
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$892	$1,137	$2,361	$1,295
Plan assets	$623	$649	$941	$588
On a worldwide basis, our pension and postretirement benefit plans were 54% funded as of December 27, 2014. The U.S. Intel Minimum Pension Plan, which accounts for 23% of the worldwide pension and postretirement benefit obligations, was 70% funded. Funded status is not indicative of our ability to pay ongoing pension benefits or of our obligation to fund retirement trusts. Required pension funding for U.S. retirement plans is determined in accordance with the Employee Retirement Income Security Act (ERISA), which sets required minimum contributions. Cumulative company funding to the U.S. Intel Minimum Pension Plan currently exceeds the minimum ERISA funding requirements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions
Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013	Dec 27, 2014	Dec 28, 2013
Discount rate	3.8%	4.8%	2.7%	4.0%	4.1%	4.6%
Rate of compensation increase	3.8%	3.8%	4.0%	3.9%	n/a	n/a
Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			U.S. Postretirement Medical Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.6%	3.9%	4.7%	4.0%	4.2%	5.0%	4.6%	4.2%	4.6%
Expected long-term rate of return on plan assets	5.4%	4.5%	5.0%	5.7%	5.2%	5.9%	7.4%	7.7%	3.0%
Rate of compensation increase	3.8%	4.1%	4.5%	4.1%	4.3%	4.1%	n/a	n/a	n/a
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
Net Periodic Benefit Cost
In 2014, the net periodic benefit cost for U.S. pension benefits, non-U.S. pension benefits, and U.S. postretirement medical benefits was $36 million ($230 million in 2013 and $210 million in 2012), $165 million ($116 million in 2013 and $88 million in 2012) and $17 million ($77 million in 2013 and $50 million in 2012), respectively.
The decrease in the U.S. net periodic pension benefit cost compared to 2013 is primarily attributed to the one-time curtailment gain related to the freeze of future benefit accruals and lower recognized net actuarial losses.
U.S. Pension Plan Assets
In general, the investment strategy for U.S. Intel Minimum Pension Plan assets is to maximize risk-adjusted returns, taking into consideration the investment horizon and expected volatility, to ensure that there are sufficient assets available to pay pension benefits as they come due. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which are 55% for equity investments and 45% for fixed-income investments in 2014. The expected long-term rate of return for the U.S. Intel Minimum Pension Plan assets is 6.1%.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Intel Minimum Pension Plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period:

	December 27, 2014				Dec 28, 2013
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Total
Equity securities	$56	$291	$—	$347	$220
Fixed income	39	169	46	254	415
Other investments	20	—	—	20	11
Total assets measured at fair value	$115	$460	$46	$621	$646
Cash				2	3
Total U.S. pension plan assets at fair value				$623	$649
A substantial majority of the fixed income investments in the preceding table are asset-backed securities, corporate debt, and government debt. Government debt includes instruments such as non-U.S. government securities, U.S. agency securities and U.S. treasury securities.
Non-U.S. Plan Assets
The investments of the non-U.S. plans are managed by insurance companies, pension funds, or third-party trustees, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have discretion to set investment guidelines, the assets are invested in developed country equity investments and fixed-income investments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities to reduce market risk and to ensure that the pension assets are available to pay benefits as they come due. The target allocation of the non-U.S. plan assets that we have control over is 80% equity investments and 20% fixed-income investments. The average expected long-term rate of return for the non-U.S. plan assets is 5.7%.
Non-U.S. plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period:

	December 27, 2014				Dec 28, 2013
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Total
Equity securities	$447	$59	$15	$521	$361
Fixed income	—	440	36	476	554
Total assets measured at fair value	$447	$499	$51	$997	$915
Cash				20	90
Total non-U.S. plan assets at fair value				$1,017	$1,005
Substantially all of the equity investments in the preceding table are invested in a diversified mix of equities of developed countries, including the U.S., and emerging markets throughout the world.
The substantial majority of the fixed income investments in the preceding table are investments held by insurance companies and insurance contracts that are managed by qualified insurance companies. We do not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 35% of total non-U.S. plan assets as of December 27, 2014 (38% as of December 28, 2013).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Postretirement Medical Plan Assets
In general, the investment strategy for U.S. postretirement medical benefits plan assets is to invest primarily in liquid assets due to the level of expected future benefit payments. The assets are invested solely in a tax-aware global equity portfolio, which is actively managed by an external investment manager. The tax-aware global equity portfolio is comprised of a diversified mix of equities in developed countries, including the U.S., and emerging markets throughout the world. The expected long-term rate of return for the U.S. postretirement medical benefits plan assets is 7.4%. As of December 27, 2014, substantially all of the U.S. postretirement medical benefits plan assets were invested in exchange-traded equity securities and were measured at fair value using Level 1 inputs.
Concentrations of Risk
We manage a variety of risks, including credit, liquidity, and market risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the aforementioned risks that unnecessarily increases the exposure to a loss of plan assets. We monitor exposure to such risks in both the U.S. and non-U.S. plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of counterparties, instruments, and markets. As of December 27, 2014, we did not have concentrations of risk in any single entity, manager, counterparty, sector, industry, or country.
Funding Expectations
Under applicable law for the U.S. Intel Minimum Pension Plan and the U.S. postretirement medical benefits plan, we are not required to make any contributions during 2015. Our expected required funding for the non-U.S. plans during 2015 is approximately $69 million.
Estimated Future Benefit Payments
Estimated benefit payments over the next 10 fiscal years are as follows:

(In Millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	U.S. Postretirement Medical Benefits
2015	$55	$66	$14
2016	$54	$26	$16
2017	$58	$31	$19
2018	$64	$35	$21
2019	$64	$40	$24
2020-2024	$327	$272	$163
Note 17: Commitments
A portion of our capital equipment and certain facilities are under operating leases that expire at various dates through 2028. Additionally, portions of our real property are under leases that expire at various dates through 2062. Rental expense was $257 million in 2014 ($270 million in 2013 and $214 million in 2012).
Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 27, 2014:

(In Millions)
2015	$205
2016	179
2017	152
2018	118
2019	101
2020 and thereafter	315
Total	$1,070

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments for construction or purchase of property, plant and equipment totaled $3.5 billion as of December 27, 2014 ($5.5 billion as of December 28, 2013), substantially all of which will be due within the next 12 months. Other purchase obligations and commitments totaled approximately $2.5 billion as of December 27, 2014 (approximately $1.9 billion as of December 28, 2013). Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. Funding obligations include agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron and IMFT. For further information on these contractual commitments, see "Note 5: Cash and Investments."
During 2012, we entered into a series of agreements with ASML intended to accelerate the development of extreme ultraviolet lithography projects and deep ultraviolet immersion lithography projects, including generic developments applicable to both 300mm and 450mm. Certain of these agreements were amended in 2014. Under the amended agreements, Intel agreed to provide R&D funding totaling €829 million over five years and committed to advance purchase orders for a specified number of tools from ASML. Our remaining obligation, contingent upon ASML achieving certain milestones, is approximately €562 million, or $689 million, as of December 27, 2014. As our obligation is contingent upon ASML achieving certain milestones, we have excluded this obligation from other purchase obligations and commitments.
Note 18: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 719 million shares of common stock are available for issuance as equity awards to employees and non-employee directors through June 2016. A maximum of 517 million of these shares of common stock can be granted as restricted stock or restricted stock units. As of December 27, 2014, 258 million shares of common stock remained available for future grant under the 2006 Plan.
Going forward, we may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once they are assumed, we do not grant additional shares of common stock under those plans. The stock options and restricted stock units issued generally retain similar terms and conditions of the respective plan under which they were originally granted.
We issue restricted stock units with both a market condition and a service condition (market-based restricted stock units), referred to in our 2014 Proxy Statement as outperformance stock units, to a small group of senior officers and non-employee directors. For market-based restricted stock units issued in 2014, the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target amount, based on total stockholder return (TSR) on our common stock measured against the benchmark TSR of a peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of December 27, 2014, 4 million market-based restricted stock units were outstanding. These market-based restricted stock units accrue dividend equivalents and generally vest three years and one month from the grant date.
Equity awards granted to employees in 2014 under our equity incentive plans generally vest over four years from the date of grant, and options expire seven years from the date of grant, with the exception of market-based restricted stock units, an insignificant portion of restricted stock units granted to senior officers, and replacement awards related to acquisitions.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 373 million shares of common stock are available for issuance through August 2016. As of December 27, 2014, 197 million shares of common stock were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
Share-based compensation recognized in 2014 was $1.1 billion ($1.1 billion in 2013 and $1.1 billion in 2012).
On a quarterly basis, we assess changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. The effect of forfeiture rate adjustments in all periods presented was not significant.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total share-based compensation cost capitalized as part of inventory as of December 27, 2014 was $39 million ($38 million as of December 28, 2013 and $41 million as of December 29, 2012). During 2014, the tax benefit that we realized for the tax deduction from share-based awards totaled $555 million ($385 million in 2013 and $510 million in 2012).
We estimate the fair value of restricted stock unit awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our shares of common stock prior to vesting. We estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant. We based the weighted average estimated value of restricted stock unit grants, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	2014	2013	2012
Estimated values	$25.40	$21.45	$25.32
Risk-free interest rate	0.5%	0.2%	0.3%
Dividend yield	3.3%	3.8%	3.3%
Volatility	23%	25%	26%
We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire shares of common stock granted under our stock purchase plan. We based the weighted average estimated value of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	Stock Options			Stock Purchase Plan
	2014	2013	2012	2014	2013	2012
Estimated values	$3.61	$3.11	$4.22	$5.87	$4.52	$5.47
Expected life (in years)	5.1	5.2	5.3	0.5	0.5	0.5
Risk-free interest rate	1.7%	0.8%	1.0%	0.1%	0.1%	0.1%
Dividend yield	3.6%	3.9%	3.3%	3.2%	4.0%	3.3%
Volatility	23%	25%	25%	22%	22%	24%
We base the expected volatility on implied volatility because we have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We use historical option exercise data as the basis for determining expected life, as we believe that historical data provides a reasonable basis upon which to estimate the expected life input for valuing options using the Black-Scholes model.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Awards
Restricted stock unit activity for each period was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 31, 2011	107.0	$19.18
Granted	49.9	$25.32
Vested	(43.2)	$18.88
Forfeited	(4.4)	$20.93
December 29, 2012	109.3	$22.03
Granted	53.4	$21.45
Vested	(44.5)	$20.21
Forfeited	(4.9)	$22.06
December 28, 2013	113.3	$22.47
Granted	57.2	$25.40
Vested	(42.5)	$22.33
Forfeited	(8.6)	$22.94
December 27, 2014	119.4	$23.89
Expected to vest as of December 27, 2014	112.1	$23.88
The aggregate fair value of awards that vested in 2014 was $1.1 billion ($1.0 billion in 2013 and $1.2 billion in 2012), which represents the market value of our common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested in 2014 was $949 million ($899 million in 2013 and $816 million in 2012). The number of restricted stock units vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.
As of December 27, 2014, there was $1.8 billion in unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.3 years.
Stock Option Awards
As of December 27, 2014, options outstanding that have vested and are expected to vest were as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)
Vested	54.7	$20.29	2.3	$944
Expected to vest	21.2	$23.74	4.8	$293
Total	75.9	$21.25	3.0	$1,237
Aggregate intrinsic value represents the difference between the exercise price and $37.55, the closing price of our common stock on December 26, 2014, as reported on The NASDAQ Global Select Market, for all in-the-money options outstanding. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Options with a fair value of $68 million completed vesting in 2014 ($186 million in 2013 and $205 million in 2012). As of December 27, 2014, there was $34 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of approximately 11 months.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity for each period was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 31, 2011	298.3	$20.12
Granted	13.5	$27.01
Exercised	(85.8)	$20.45
Cancelled and forfeited	(3.9)	$21.17
Expired	(19.3)	$22.45
December 29, 2012	202.8	$20.20
Granted	20.1	$22.99
Exercised	(65.0)	$18.76
Cancelled and forfeited	(3.0)	$22.58
Expired	(1.9)	$22.56
December 28, 2013	153.0	$21.10
Granted	0.6	$25.34
Exercised	(63.7)	$19.87
Cancelled and forfeited	(2.7)	$23.70
Expired	(9.9)	$27.00
December 27, 2014	77.3	$21.30
Options exercisable as of:
December 29, 2012	139.8	$19.76
December 28, 2013	111.5	$20.25
December 27, 2014	54.7	$20.29
The aggregate intrinsic value of stock option exercises in 2014 was $611 million ($265 million in 2013 and $517 million in 2012), which represents the difference between the exercise price and the value of our common stock at the time of exercise.
As of December 27, 2014, outstanding options and exercisable options information, by range of exercises prices, was as follows:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares (In Millions)	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Millions)	Weighted Average Exercise Price
$1.82	-	$15.00	0.7	3.0	$11.60	0.7	$11.60
$15.01	-	$20.00	32.9	1.8	$18.27	32.9	$18.27
$20.01	-	$25.00	34.0	3.9	$22.75	17.2	$22.89
$25.01	-	$27.42	9.7	4.3	$27.11	3.9	$27.21
Total			77.3	3.0	$21.30	54.7	$20.29
These options will expire if they are not exercised by specific dates through April 2021. Option exercise prices for options exercised during the three-year period ended December 27, 2014 ranged from $1.12 to $28.15.
Stock Purchase Plan
Approximately 76% of our employees were participating in our 2006 Stock Purchase Plan as of December 27, 2014 (76% in 2013 and 72% in 2012). Employees purchased 19.4 million shares of common stock in 2014 for $393 million under the 2006 Stock Purchase Plan (20.5 million shares of common stock for $369 million in 2013 and 17.4 million shares of common stock for $355 million in 2012). As of December 27, 2014 there was $13 million in unrecognized share-based compensation costs related to rights to acquire shares of common stock under our stock purchase plan. We expect to recognize those costs over a period of approximately one and a half months.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. This amount includes an increase of $20 billion in the authorization limit approved by our Board of Directors in July 2014. As of December 27, 2014, $12.4 billion remained available for repurchase under the existing repurchase authorization limit.
During 2014, we repurchased 332.4 million shares of common stock at a cost of $10.8 billion (94.1 million shares of common stock at a cost of $2.1 billion in 2013 and 191.0 million shares of common stock at a cost of $4.8 billion in 2012). We have repurchased 4.7 billion shares of common stock at a cost of $102 billion since the program began in 1990.
In the fourth quarter of 2014, we entered into a stock repurchase agreement, a portion of which was executed as a forward contract. We received collateral from the counterparty for the value attributable to the forward portion of this contract and invested the collateral into permitted investments considered restricted from other uses. As of December 27, 2014, $325 million of collateral, which approximates fair value, remains recorded as both a current asset and current liability on the consolidated balance sheet. The $325 million represents the unsettled portion of the contract and will be returned to the counterparty by December 29, 2014, the settlement date.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares of common stock issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated financial statements, we also treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not considered common stock repurchases under our authorized common stock repurchase plan. During 2014, we withheld 12.0 million shares of common stock to satisfy $332 million (13.1 million shares of common stock to satisfy $293 million in 2013 and 12.6 million shares of common stock to satisfy $345 million in 2012) of employees’ tax obligations.
Note 20: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

(In Millions)	2014	2013	2012
Share of equity method investee losses, net	$(69)	$(69)	$(81)
Impairments	(146)	(123)	(154)
Gains on sales, net	422	515	183
Dividends	57	46	—
Other, net	147	102	193
Total gains (losses) on equity investments, net	$411	$471	$141
The majority of gains on sales, net for 2014 resulted from gains on private equity sales.
During 2013, we sold our shares in Clearwire Corporation, which had been accounted for as available-for-sale marketable equity securities, and our interest in Clearwire LLC, which had been accounted for as an equity method investment. We received proceeds of $142 million on the sale of our shares in Clearwire Corporation and $328 million on the sale of our interest in Clearwire LLC. The proceeds received on the sale of our shares in Clearwire Corporation and our interest in Clearwire LLC are included in "sales of available-for-sale investments" and "other investing," respectively, within investing activities on the consolidated statements of cash flows. During 2013, we recognized gains of $111 million on the sale of our shares in Clearwire Corporation and $328 million on the sale of our interest in Clearwire LLC. The total gain of $439 million on these transactions is included in "gains (losses) on equity investments, net" on the consolidated statements of income.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21: Interest and Other, Net
The components of interest and other, net for each period were as follows:

(In Millions)	2014	2013	2012
Interest income	$141	$104	$97
Interest expense	(192)	(244)	(90)
Other, net	94	(11)	87
Total interest and other, net	$43	$(151)	$94
Interest income increased in 2014 primarily resulting from higher interest rates compared to 2013. Interest expense in the preceding table is net of $276 million of interest capitalized in 2014 ($246 million in 2013 and $240 million in 2012).
During 2014, we completed the divestiture of our Intel Media assets. As a result of the transaction, we recognized a gain within "other, net" in the preceding table. For further information, see "Note 9: Divestitures" in the Notes to the Consolidated Financial Statements of this Form 10-K.
Note 22: Earnings Per Share
We computed our basic and diluted earnings per share of common stock for each period as follows:

(In Millions, Except Per Share Amounts)	2014	2013	2012
Net income available to common stockholders	$11,704	$9,620	$11,005
Weighted average shares of common stock outstanding—basic	4,901	4,970	4,996
Dilutive effect of employee equity incentive plans	75	68	100
Dilutive effect of convertible debt	80	59	64
Weighted average shares of common stock outstanding—diluted	5,056	5,097	5,160
Basic earnings per share of common stock	$2.39	$1.94	$2.20
Diluted earnings per share of common stock	$2.31	$1.89	$2.13
We computed basic earnings per share of common stock using net income available to common stockholders and the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock using net income available to common stockholders and the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Net income available to participating securities was insignificant for all periods presented.
Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive shares of common stock for our 2005 debentures are determined by applying the if-converted method. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive shares of common stock are determined by applying the treasury stock method. For further discussion on the specific conversion features of our 2005 and 2009 debentures, see "Note 15: Borrowings."
In 2014, we excluded on average 10 million outstanding stock options and restricted stock units from the computation of diluted earnings per share of common stock because these shares of common stock would have been anti-dilutive (55 million in 2013 and 29 million in 2012). These options could potentially be included in the diluted earnings per share of common stock calculation in the future if the average market value of the shares of common stock increases and is greater than the exercise price of these options.
In all years presented, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23: Income Taxes
Income Tax Provision
Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2014	2013	2012
Income before taxes:
U.S.	$11,565	$9,374	$10,042
Non-U.S.	4,236	3,237	4,831
Total income before taxes	15,801	12,611	14,873
Provision for taxes:
Current:
Federal	3,374	2,730	2,539
State	38	68	52
Non-U.S.	969	716	1,135
Total current provision for taxes	4,381	3,514	3,726
Deferred:
Federal	(263)	(412)	129
Other	(21)	(111)	13
Total deferred provision for taxes	(284)	(523)	142
Total provision for taxes	$4,097	$2,991	$3,868
Effective tax rate	25.9%	23.7%	26.0%
The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) for each period was as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(6.1)	(5.8)	(7.3)
Research and development tax credits	(1.7)	(3.5)	—
Domestic manufacturing deduction benefit	(2.1)	(2.1)	(2.1)
Other	0.8	0.1	0.4
Effective tax rate	25.9%	23.7%	26.0%
The U.S. R&D tax credit was reenacted in the last quarter of 2014, retroactive for the full year. It was also reenacted in the first quarter of 2013, retroactive to the beginning of 2012. A substantial majority of the increase in our effective tax rate between 2014 and 2013 was driven by the reenacted U.S. R&D tax credit in 2013 containing two years' worth of R&D tax credits. The full year 2012 impact of the U.S. R&D tax credit was recognized in the first quarter of 2013.
Income in certain non-U.S. countries is fully exempt from income taxes for a limited period of time due to eligible activities and certain capital investment actions. These full tax exemptions expire at various dates through 2023; however, the exemptions in certain countries are eligible for renewal.
In 2014, the tax benefit attributable to tax holidays was $166 million ($213 million for 2013 and $252 million for 2012) with a $0.03 impact on diluted earnings per share ($0.04 for 2013 and $0.05 for 2012).
During 2014, net income tax benefits attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $103 million (net benefits of $3 million in 2013 and net benefits of $137 million in 2012).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred and Current Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at the end of each period were as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013
Deferred tax assets:
Accrued compensation and other benefits	$982	$1,047
Share-based compensation	438	564
Deferred income	691	672
Inventory	339	733
State credits and net operating losses	519	378
Other, net	715	654
Gross deferred tax assets	3,684	4,048
Valuation allowance	(595)	(456)
Total deferred tax assets	3,089	3,592
Deferred tax liabilities:
Property, plant and equipment	(1,171)	(2,023)
Licenses and intangibles	(576)	(687)
Convertible debt	(977)	(911)
Unrealized gains on investments and derivatives	(1,017)	(815)
Investment in non-U.S. subsidiaries	(252)	(244)
Other, net	(291)	(281)
Total deferred tax liabilities	(4,284)	(4,961)
Net deferred tax assets (liabilities)	(1,195)	(1,369)

Reported as:
Current deferred tax assets	1,958	2,594
Non-current deferred tax assets	622	434
Non-current deferred tax liabilities	(3,775)	(4,397)
Net deferred tax assets (liabilities)	$(1,195)	$(1,369)
Non-current deferred tax assets are included within other long-term assets on the consolidated balance sheets.
The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 27, 2014 included allowances related to unrealized state credit carryforwards of $507 million and matters related to our non-U.S. subsidiaries of $88 million.
As of December 27, 2014, our federal, state, and non-U.S. net operating loss carryforwards for income tax purposes were $219 million, $375 million, and $393 million, respectively. Approximately one third of the non-U.S. net operating loss carryforwards have no expiration date. The remaining non-U.S. as well as the U.S. federal and state net operating loss carryforwards expire at various dates through 2034. A significant amount of the net operating loss carryforwards in the U.S. relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. The non-U.S. net operating loss carryforwards include $291 million that is not likely to be recovered and has been reduced by a valuation allowance.
As of December 27, 2014, we had not recognized U.S. deferred income taxes on a cumulative total of $23.3 billion of undistributed earnings for certain non-U.S. subsidiaries and $1.6 billion of other basis differences of our investments in certain non-U.S. subsidiaries primarily related to McAfee. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings and other basis differences in operations outside the U.S.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current income taxes payable of $443 million as of December 27, 2014 ($542 million as of December 28, 2013) is included in other accrued liabilities.
Long-term income taxes payable of $262 million as of December 27, 2014 ($188 million as of December 28, 2013) is included in other long-term liabilities, which includes uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.
Uncertain Tax Positions
The aggregate changes in the balance of gross unrecognized tax benefits for each period were as follows:

(In Millions)	2014	2013	2012
Beginning gross unrecognized tax benefits	$207	$189	$212
Settlements and effective settlements with tax authorities and related remeasurements	(220)	(2)	(81)
Lapse of statute of limitations	—	—	(5)
Increases in balances related to tax positions taken during prior periods	173	21	56
Decreases in balances related to tax positions taken during prior periods	(1)	(9)	(6)
Increases in balances related to tax positions taken during current period	418	8	13
Ending gross unrecognized tax benefits	$577	$207	$189
The related tax benefit for settlements, effective settlements, and remeasurements is insignificant for all periods presented.
If the remaining balance of $577 million of unrecognized tax benefits as of December 27, 2014 ($207 million as of December 28, 2013) was recognized in a future period, it would result in a tax benefit of $485 million ($81 million as of December 28, 2013) and a reduction in the effective tax rate.
During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. Interest and penalties related to unrecognized tax benefits were $21 million in 2014 (insignificant in 2013 and 2012). As of December 27, 2014, we had $44 million of accrued interest and penalties related to unrecognized tax benefits ($73 million as of December 28, 2013).
Intel's tax policy is to comply with the laws, regulations, filing requirements of all jurisdictions in which Intel conducts business. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could significantly increase or decrease the balance of our gross unrecognized tax benefits. Positions that may be resolved include issues involving asset tax basis, transfer pricing, and various other matters. We estimate that the unrecognized tax benefits as of December 27, 2014 could decrease by approximately $25 million to $465 million in the next 12 months.
We file federal, state, and non-U.S. tax returns. For state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 2002. For federal tax returns, we are no longer subject to tax examination for years prior to 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24: Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) and related tax effects for each period were as follows:

	2014			2013			2012
(In Millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Change in unrealized holding gains (losses) on available-for-sale investments	$1,029	$(359)	$670	$1,963	$(687)	$1,276	$909	$(318)	$591
Less: adjustment for (gains) losses on available-for-sale investments included in net income	(142)	49	(93)	(146)	51	(95)	(187)	66	(121)
Less: adjustment for (gains) losses on deferred tax asset valuation allowance included in net income	—	(41)	(41)	—	(26)	(26)	—	(11)	(11)
Change in unrealized holding gains (losses) on derivatives	(589)	160	(429)	(166)	76	(90)	12	8	20
Less: adjustment for (gains) losses on derivatives included in net income	13	(11)	2	30	(29)	1	78	(13)	65
Change in net prior service costs	(42)	5	(37)	17	(2)	15	(4)	1	(3)
Less: adjustment for amortization of net prior service costs	6	(2)	4	4	(1)	3	5	(2)	3
Change in actuarial valuation	(433)	3	(430)	725	(275)	450	(321)	91	(230)
Less: adjustment for amortization of actuarial (gains) losses	37	(9)	28	101	(31)	70	90	(32)	58
Change in net foreign currency translation adjustment	(275)	24	(251)	45	(7)	38	12	(2)	10
Other comprehensive income (loss)	$(396)	$(181)	$(577)	$2,573	$(931)	$1,642	$594	$(212)	$382
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
The change in actuarial valuation in 2014 in the preceding table includes $1.4 billion in actuarial losses arising during the year offset by a $1.0 billion reduction in losses due to a freeze of future benefit accruals in the U.S. Intel Minimum Pension Plan. For further information, see "Note 16: Retirement Benefit Plans."

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 29, 2012	$701	$93	$93	$(32)	$(1,122)	$(132)	$(399)
Other comprehensive income before reclassifications	1,963	—	(166)	17	725	45	2,584
Amounts reclassified out of accumulated other comprehensive income (loss)	(146)	—	30	4	101	—	(11)
Tax effects	(636)	(26)	47	(3)	(306)	(7)	(931)
Other comprehensive income (loss)	1,181	(26)	(89)	18	520	38	1,642
December 28, 2013	1,882	67	4	(14)	(602)	(94)	1,243
Other comprehensive income before reclassifications	1,029	—	(589)	(42)	(433)	(275)	(310)
Amounts reclassified out of accumulated other comprehensive income (loss)	(142)	—	13	6	37	—	(86)
Tax effects	(310)	(41)	149	3	(6)	24	(181)
Other comprehensive income (loss)	577	(41)	(427)	(33)	(402)	(251)	(577)
December 27, 2014	$2,459	$26	$(423)	$(47)	$(1,004)	$(345)	$666

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact (In Millions)
Comprehensive Income Components	2014	2013	2012	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$10	$8	$(8)	Interest and other, net
	132	138	195	Gains (losses) on equity investments, net
	142	146	187
Unrealized holding gains (losses) on derivatives:
Currency forwards	(31)	(61)	11	Cost of sales
	18	30	(63)	Research and development
	2	—	(25)	Marketing, general and administrative
Other instruments	(2)	1	(1)	Cost of sales
	(13)	(30)	(78)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(6)	(4)	(5)
Actuarial gains (losses)	(37)	(101)	(90)
	(43)	(105)	(95)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$86	$11	$14
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see "Note 16: Retirement Benefit Plans." The estimated net prior service credits (costs) and net actuarial gains (losses) for the defined-benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2015 are $8 million and $57 million, respectively.
We estimate that we will reclassify approximately $336 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
Note 25: Contingencies
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Government Competition Matters and Related Consumer Class Actions
A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs. In general, they contend that we improperly conditioned price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; and they allege that our software compiler business unfairly preferred Intel® microprocessors over competing microprocessors and that, through the use of our compilers and other means, we have caused the dissemination of inaccurate and misleading benchmark results concerning our microprocessors. Based on the procedural posture of the various remaining competition matters, which we describe in the following paragraphs, our investment of resources to explain and defend our position has declined as compared to the period 2005-2011. Nonetheless, certain of the matters remain active, and these challenges could continue for a number of years, potentially requiring us to invest additional resources. We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in the remaining proceedings.
In 2001, the European Commission (EC) commenced an investigation regarding claims by Advanced Micro Devices, Inc. (AMD) that we used unfair business practices to persuade customers to buy our microprocessors. We received numerous requests for information and documents from the EC and we responded to each of those requests. The EC issued a Statement of Objections in July 2007 and held a hearing on that Statement in March 2008. The EC issued a Supplemental Statement of Objections in July 2008. In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged "conditional rebates and payments" that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged "payments to prevent sales of specific rival products." The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and ordered us to "immediately bring to an end the infringement referred to in" the EC decision.
The EC decision contained no specific direction on whether or how we should modify our business practices. Instead, the decision stated that we should "cease and desist" from further conduct that, in the EC's opinion, would violate applicable law. We took steps, which are subject to the EC's ongoing review, to comply with that decision pending appeal. We had discussions with the EC to better understand the decision and to explain changes to our business practices.
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. On November 11, 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November, after which the Court of Justice is likely to allow the parties to file a final round of briefs by February 2015. The Court of Justice is likely to hold oral argument in late 2015 and issue its decision in 2016.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of the federal and state class actions other than the California class actions were transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain personal computers containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master's Report, and a hearing on those objections was held before the district court in July 2013. In July 2014, the district court affirmed the Special Master's ruling and issued an order denying the MDL plaintiffs' motion for class certification. In August 2014, plaintiffs filed a petition for interlocutory appeal of the district court's decision with the U.S. Court of Appeals for the Third Circuit, which the Third Circuit denied on October 29, 2014. On December 29, 2014, Intel filed a motion for summary judgment on the claims of the remaining individual plaintiffs. The court is likely to rule on this motion in late 2015.
All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions moved for class certification, which we are in the process of opposing. At our request, the court in the California actions agreed to delay ruling on this motion until after the Delaware district court ruled on the similar motion in the MDL proceedings. The plaintiffs asked the court for leave to retain a new expert and to amend their previous motion for class certification. The court granted plaintiffs’ request on February 6, 2015 and set the hearing on plaintiffs’ new motion for class certification for May 29, 2015. Given the procedural posture and the nature of these cases, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.
In re High Tech Employee Antitrust Litigation
Between May and July 2011, former employees of Intel, Adobe Systems Incorporated, Apple Inc., Google Inc., Intuit Inc., Lucasfilm Ltd., and Pixar filed antitrust class-action lawsuits in the California Superior Courts alleging that these companies had entered into a conspiracy to suppress the compensation of their employees. The lawsuits were removed to the United States District Court for the Northern District of California and in September 2011 the plaintiffs filed a consolidated amended complaint, captioned In re High Tech Employee Antitrust Litigation. The plaintiffs’ allegations reference the 2009 and 2010 investigation by the Department of Justice (DOJ) into employment practices in the technology industry, as well as the DOJ’s complaints and subsequent stipulated final judgments with the seven companies named as defendants in the lawsuits. The plaintiffs allege that the defendants entered into certain unlawful agreements not to cold call employees of particular other defendants and that there was an overarching conspiracy among the defendants. Plaintiffs assert one such agreement specific to Intel, namely that Intel and Google entered into an agreement starting in 2005, not to cold call each other's employees. Plaintiffs assert claims under Section 1 of the Sherman Antitrust Act and Section 4 of the Clayton Antitrust Act and seek a declaration that the defendants’ alleged actions violated the antitrust laws, damages trebled as provided for by law under the Sherman Act or Clayton Act, restitution and disgorgement, and attorneys’ fees and costs.
In October 2013, the district court certified a class consisting of approximately 65,000 current or former employees of the seven defendants and set the matter for trial in late May 2014. The so-called "technical class" consists of a group of current and former technical, creative, and R&D employees at each of the defendants. In January 2014, Intel filed a motion for summary judgment, which the court denied in March 2014.
In April 2014, Intel, Adobe, Apple, and Google reached an agreement with plaintiffs to settle this lawsuit, but in August 2014, the district court denied preliminary approval of the settlement. In September 2014, defendants filed a petition for writ of mandamus asking the U.S. Court of Appeals for the Ninth Circuit to reverse the district court’s decision. The Ninth Circuit ordered briefing and scheduled a March 2015 hearing date on the writ petition. Defendants have withdrawn the petition for writ of mandamus in light of the settlement agreement discussed below.
In January 2015, Intel, Adobe, Apple, and Google reached a second agreement with plaintiffs to settle this lawsuit, which is subject to court approval. The court has scheduled a hearing on plaintiffs' motion for preliminary approval for March 2015. We continue to dispute the plaintiffs’ claims, but have agreed to settle this lawsuit to avoid the uncertainties, expenses, and diversion of resources from continued litigation. Our operating expenses for 2014 reflect accruals for this proceeding and we believe reasonably possible losses in excess of the accrued amount are not material to our financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In re Intel Corporation Shareholder Derivative Litigation
In March 2014, the Police Retirement System of St. Louis filed a shareholder derivative action in the Superior Court of California in Santa Clara County against the members of our Board of Directors, certain former Board members, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, alleged antitrust violations, as described in In re High Tech Employee Antitrust Litigation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In September 2014, the court granted our motion to dismiss the consolidated complaint, but granted plaintiffs leave to amend. Plaintiffs are expected to file an amended consolidated complaint in February 2015.
Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed an adversary complaint in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of setoff against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for "turnover" under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed, but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest at LIBOR plus 13.5%, compounded daily. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is "non-core" under the Bankruptcy Code. The bankruptcy court granted our motion in its entirety in December 2013. In May 2014, the United States District Court for the Southern District of New York denied our request that it withdraw its reference of plaintiffs' adversary complaint to the bankruptcy court. In January 2015, Intel and the plaintiffs filed competing motions for summary judgment. Plaintiffs' motion requests judgment against Intel "in the amount of no less than" $129 million, plus interest. We believe that $129 million, plus interest, represents the upper end of the range of reasonably possible loss for this case, although we believe that we acted in a manner consistent with our contractual rights and intend to defend against any claim to the contrary.
McAfee, Inc. Shareholder Litigation
On August 19, 2010, we announced that we had agreed to acquire all of the common stock of McAfee, Inc. (McAfee) for $48.00 per share. Four McAfee shareholders filed putative class-action lawsuits in Santa Clara County, California Superior Court challenging the proposed transaction. The cases were ordered consolidated in September 2010. Plaintiffs filed an amended complaint that named former McAfee board members, McAfee, and Intel as defendants, and alleged that the McAfee board members breached their fiduciary duties and that McAfee and Intel aided and abetted those breaches of duty. The complaint requested rescission of the merger agreement, such other equitable relief as the court may deem proper, and an award of damages in an unspecified amount. In June 2012, the plaintiffs’ damages expert asserted that the value of a McAfee share for the purposes of assessing damages should be $62.08.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative, and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial, and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012, and entered final judgment in the case in February 2013. In April 2013, plaintiffs appealed the final judgment. Intel, McAfee, and McAfee’s board of directors filed an opposition to plaintiff’s appeal in December 2014. Because the resolution of the appeal may materially impact the scope and nature of the proceeding, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.
X2Y Attenuators, LLC v. Intel et al
In May 2011, X2Y Attenuators, LLC (X2Y) filed a patent infringement lawsuit in the U.S. District Court for the Western District of Pennsylvania and a complaint with the U.S. International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and two of our customers, Apple and Hewlett-Packard Company, alleging infringement of five patents. X2Y subsequently added a sixth patent to both actions. The district court action was stayed pending resolution of the ITC proceeding. X2Y alleged that at least Intel® Core™ and Intel® Xeon® processor families infringe the asserted patents. X2Y also requested that the ITC issue permanent exclusion and cease-and-desist orders to, among other things, prohibit us from importing these microprocessors and Apple and Hewlett-Packard Company products that incorporate these microprocessors into the U.S. In the stayed district court action, X2Y seeks unspecified damages, including enhanced damages for alleged willful infringement, and injunctive relief. In June 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The Administrative Law Judge held a hearing on the remaining three patents in August 2012 and issued an initial determination in December 2012. In the initial determination, the Administrative Law Judge found that Intel, Apple, and Hewlett-Packard Company have not violated Section 337 of the Tariff Act of 1930 because they have not infringed any of the asserted claims of the three patents, and ruled that the asserted claims of two of the patents were invalid. In December 2012, the parties filed petitions for review of the initial determination by the ITC. In February 2013, the ITC determined to review in part the initial determination. On review, the ITC determined to terminate the investigation with a finding of no violation. In April 2013, X2Y filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. In July 2014, the Federal Circuit affirmed the ITC's finding that Intel's microprocessors did not infringe the X2Y patents. In September 2014, X2Y filed a petition for en banc review, which was denied by the Federal Circuit. In light of this denial by the Federal Circuit, we have concluded that the risk of loss in connection with this matter, if any, is not material to Intel. We continue to dispute the remaining claims and intend to vigorously defend against them.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26: Operating Segments and Geographic Information
Our operating segments in effect as of December 27, 2014 include:

• PC Client Group	• All other
• Data Center Group	• Non-Volatile Memory Solutions Group
• Internet of Things Group	• Netbook Group
• Mobile and Communications Group	• New Devices Group
• Software and services operating segments
• McAfee
• Software and Services Group
In the first three months of 2014, we formed the Internet of Things Group, which includes platforms and software optimized for the Internet of Things market segment. Additionally, we changed our organizational structure to align with our critical objectives, which changed information that our Chief Operating Decision Maker (CODM) reviews for purposes of allocating resources and assessing performance. After the reorganization, we have nine operating segments: PC Client Group (PCCG), Data Center Group (DCG), Internet of Things Group (IOTG), Mobile and Communication Group (MCG), McAfee, Software and Services Group, Non-Volatile Memory Solutions Group, Netbook Group, and New Devices Group. All prior-period amounts have been adjusted retrospectively to reflect these operating segment changes, as well as other minor reorganizations.
The CODM is our CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
We manage our business activities primarily based on a product segmentation basis. PCCG, DCG, and MCG are our reportable operating segments. IOTG and the aggregated "software and services operating segments," as shown in the preceding operating segment list, do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. Our Non-Volatile Memory Solutions Group, Netbook Group, and New Devices Group operating segments do not meet the quantitative thresholds to qualify as reportable segments and their combined results are included within the "all other" category.
In November 2014, we announced the implementation of a new operating structure. Our new structure reflects our strategy to address all aspects of the client computing market segment and utilize our intellectual property to offer compelling solutions. The new operating structure ensures that we are able to respond to market demand, while reducing costs through efficiencies and products targeted for the client computing market segment. As a result of the implementation of our new operating structure, all prior-period amounts will be adjusted retrospectively to reflect the new organizational structure expected to become effective in the first quarter of 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•
PC Client Group. Includes platforms designed for the notebook (including Ultrabook™ devices), 2 in 1 systems, the desktop (including all-in-ones and high-end enthusiast PCs), and tablets; wireless and wired connectivity products; as well as home gateway and set-top box components.

•	Data Center Group. Includes server, network, and storage platforms designed for the enterprise, cloud, communications infrastructure, and technical computing segments.

•
Internet of Things Group. Includes platforms designed for embedded market segments, including retail, transportation, industrial, and buildings and home, along with a broad range of other market segments.

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

We have sales and marketing, manufacturing, engineering, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the following operating results.
The "all other" category includes revenue, expenses, and charges such as:

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
The CODM does not evaluate operating segments using discrete asset information. Based on the interchangeable nature of our manufacturing and assembly and test assets, most of the related depreciation expense is not directly identifiable within our operating segments, as it is included in overhead cost pools and subsequently absorbed into inventory as each product passes through our manufacturing process. As our products are then sold across multiple operating segments, it is impracticable to determine the total depreciation expense included as a component of each operating segment’s operating income (loss) results. Operating segments do not record inter-segment revenue. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except for these differences, the accounting policies for segment reporting are the same as for Intel as a whole.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Net revenue and operating income (loss) for each period were as follows:

(In Millions)	2014	2013	2012
Net revenue:
PC Client Group	$34,669	$33,270	$34,688
Data Center Group	14,387	12,161	11,219
Internet of Things Group	2,142	1,801	1,600
Mobile and Communications Group	202	1,375	1,791
Software and services operating segments	2,216	2,190	2,072
All other	2,254	1,911	1,971
Total net revenue	55,870	52,708	53,341

Operating income (loss):
PC Client Group	14,635	11,751	13,008
Data Center Group	7,279	5,569	5,231
Internet of Things Group	616	550	278
Mobile and Communications Group	(4,206)	(3,148)	(1,776)
Software and services operating segments	55	24	12
All other	(3,032)	(2,455)	(2,115)
Total operating income	$15,347	$12,291	$14,638
In 2014, Hewlett-Packard Company accounted for 18% of our net revenue (17% in 2013 and 18% in 2012), Dell Inc. accounted for 16% of our net revenue (15% in 2013 and 14% in 2012), and Lenovo Group Limited accounted for 12% of our net revenue (12% in 2013 and 11% in 2012). The majority of the revenue from these customers was from the sale of platforms and other components by the PCCG and DCG operating segments.
A substantial majority of our revenue in the PCCG and DCG operating segments is generated from the sale of platforms.
Net revenue by country for the three years ended December 27, 2014 is based on the billing location of the customer. Revenue from unaffiliated customers for each period was as follows:

(In Millions)	2014	2013	2012
Singapore	$11,573	$10,997	$12,622
China (including Hong Kong)	11,197	9,890	8,299
United States	9,828	9,091	8,348
Taiwan	8,955	8,888	9,327
Japan	2,776	3,725	4,303
Other countries	11,541	10,117	10,442
Total net revenue	$55,870	$52,708	$53,341
Revenue from unaffiliated customers outside the U.S. totaled $46.0 billion in 2014 ($43.6 billion in 2013 and $45.0 billion in 2012).
Net property, plant and equipment by country at the end of each period was as follows:

(In Millions)	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012
United States	$24,020	$23,624	$20,542
Ireland	5,433	2,986	1,523
Israel	1,957	2,667	3,389
Other countries	1,828	2,151	2,529
Total property, plant and equipment, net	$33,238	$31,428	$27,983
Net property, plant and equipment outside the U.S. totaled $9.2 billion as of December 27, 2014 ($7.8 billion as of December 28, 2013 and $7.4 billion as of December 29, 2012).

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2014 for Quarter Ended (In Millions, Except Per Share Amounts)	December 27	September 27	June 28	March 29
Net revenue	$14,721	$14,554	$13,831	$12,764
Gross margin	$9,621	$9,458	$8,917	$7,613
Net income	$3,661	$3,317	$2,796	$1,930
Basic earnings per share of common stock	$0.77	$0.68	$0.56	$0.39
Diluted earnings per share of common stock	$0.74	$0.66	$0.55	$0.38
Dividends per share of common stock:
Declared	$—	$0.4500	$—	$0.4500
Paid	$0.2250	$0.2250	$0.2250	$0.2250
Market price range common stock[1]:
High	$37.67	$35.33	$30.93	$26.67
Low	$30.85	$30.79	$25.81	$23.52

2013 for Quarter Ended (In Millions, Except Per Share Amounts)	December 28	September 28	June 29	March 30
Net revenue	$13,834	$13,483	$12,811	$12,580
Gross margin	$8,571	$8,414	$7,470	$7,066
Net income	$2,625	$2,950	$2,000	$2,045
Basic earnings per share of common stock	$0.53	$0.59	$0.40	$0.41
Diluted earnings per share of common stock	$0.51	$0.58	$0.39	$0.40
Dividends per share of common stock:
Declared	$—	$0.4500	$—	$0.4500
Paid	$0.2250	$0.2250	$0.2250	$0.2250
Market price range common stock[1]:
High	$25.70	$24.25	$25.47	$22.68
Low	$22.48	$21.92	$20.94	$20.23

[1]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market. All stock prices are closing prices per The NASDAQ Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed our internal control over financial reporting as of December 27, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
The information in our 2015 Proxy Statement regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2015 Proxy Statement is incorporated by reference in this section.
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
The full text of the Code is published on our Investor Relations website at www.intc.com. We intend to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
The information appearing in our 2015 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," and "Executive Compensation" is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our 2015 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this section.
Information regarding shares of common stock authorized for issuance under equity compensation plans approved and not approved by stockholders in our 2015 Proxy Statement under the headings "Proposal 4: Approval of Amendment and Extension of the 2006 Equity Incentive Plan" and "Proposal 5: Approval of Amendment and Extension of the 2006 Stock Purchase Plan" are incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in our 2015 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our 2015 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm" is incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See "Schedule II—Valuation and Qualifying Accounts" in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.
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

Intel, the Intel logo, Intel Core, Intel Atom, Intel Inside, the Intel Inside logo, Iris, Intel RealSense, Intel vPro, Xeon, Intel Xeon Phi, Celeron, Itanium, Pentium, Quark and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.

* Other names and brands may be claimed as the property of others.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

The Bluetooth® word mark is a registered trademark owned by Bluetooth SIG, Inc. and any use of such marks by Intel Corporation is under license.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 27, 2014 (In Millions)	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful receivables
2014	$38	$10	$(10)	$38
2013	$38	$5	$(5)	$38
2012	$36	$3	$(1)	$38
Valuation allowance for deferred tax assets
2014	$456	$128	$11	$595
2013	$389	$88	$(21)	$456
2012	$373	$77	$(61)	$389
Deductions in allowance for doubtful receivables represent uncollectible accounts written off, net of recoveries.

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
4.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the "Convertible Note Indenture")	10-K	000-06217	4.2	2/27/2006
4.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the "Open-Ended Indenture")	S-3ASR	333-132865	4.4	3/30/2006
4.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/2008
4.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/2/2009
4.2.6	Second Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.95% Senior Notes due 2016, 3.30% Senior Notes due 2021, and 4.80% Senior Notes due 2041, dated as of September 19, 2011	8-K	000-06217	4.01	9/19/2011
4.2.7	Third Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.35% Senior Notes due 2017, 2.70% Senior Notes due 2022, 4.00% Senior Notes due 2032, and 4.25% Senior Notes due 2042, dated as of December 11, 2012	8-K	000-06217	4.01	12/11/2012
4.2.8	Fourth Supplemental Indenture to Open-Ended Indenture for the Registrant’s 4.25% Senior Notes due 2042, dated as of December 14, 2012	8-K	000-06217	4.01	12/14/2012
10.1**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/1998
10.1.2**	Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/2003
10.2**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/2004
10.2.1**	Form of Notice of Grant of Non-Qualified Stock Option under the 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/2004
10.2.2**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/2004
10.2.3**	Standard International Non-Qualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/2004
10.2.4**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/2004
10.2.5**	Form of ELTSOP Non-Qualified Stock Option Agreement under the 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/2004
10.2.6**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/2005
10.2.7**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/2006
10.2.8**	Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/2006

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.2.9**	Intel Corporation 2004 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted on and after February 1, 2006 under the 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/2006
10.2.10**	Intel Corporation 2004 Equity Incentive Plan Terms and Conditions relating to Nonqualified Stock Options granted on and after February 1, 2006 under the 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/2006
10.2.11**	Intel Corporation International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/2006
10.3**	Amendment to all Grant Agreements of Restricted Stock Units and Stock Options granted under the 2006 Equity Incentive Plan, 2004 Equity Incentive Plan, and 1997 Stock Option Plan and are outstanding as of January 15, 2008	10-Q	000-06217	10.5	5/2/2008
10.4**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/2006
10.4.1**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after April 1, 2006 and before May 18, 2006 under the standard RSU program)	8-K	000-06217	10.2	7/6/2006
10.4.2**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (for RSUs granted under the ELTSOP RSU Program)	8-K	000-06217	10.7	7/6/2006
10.4.3**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006 and before January 19, 2008 under the ELTSOP RSU program)	8-K	000-06217	10.8	7/6/2006
10.4.4**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/2006
10.4.5**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (standard option program)	8-K	000-06217	10.14	7/6/2006
10.4.6**	Intel Corporation Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for options granted after May 17, 2006 and before January 19, 2008 under the standard program)	8-K	000-06217	10.15	7/6/2006
10.4.7**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions relating to Nonqualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (for options granted under the ELTSOP option program)	8-K	000-06217	10.19	7/6/2006
10.4.8**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/2006
10.4.9**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Non-Qualified Stock Options granted to Paul Otellini on January 18, 2007 under the 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/2007
10.4.10**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2007	8-K	000-06217	10.1	5/16/2007

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.4.11**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini on April 17, 2008 under the 2006 Equity Incentive Plan (under the ELTSOP RSU Program)	8-K	000-06217	99.1	4/17/2008
10.4.12**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Restricted Stock Units granted on and after March 27, 2009 and before January 22, 2010 under the 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06217	10.1	4/30/2009
10.4.13**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 and before January 22, 2010 under the standard OSU program)	10-Q	000-06217	10.2	4/30/2009
10.4.14**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the 2006 Equity Incentive Plan	10-Q	000-06217	10.3	4/30/2009
10.4.15**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 20, 2009	8-K	000-06217	10.1	5/22/2009
10.4.16**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	8/3/2009
10.4.17**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 and before January 22, 2010 under the OSU program)	10-Q	000-06217	10.2	8/3/2009
10.4.18**	Form of Notice of Grant - Restricted Stock Units	10-Q	000-06217	10.3	8/3/2009
10.4.19**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted to A. Douglas Melamed on January 22, 2010 under the 2006 Equity Incentive Plan (standard option program)	10-K	000-06217	10.50	2/22/2010
10.4.20**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after January 22, 2010 and before January 20, 2011 under the 2006 Equity Incentive Plan (standard OSU program)	10-K	000-06217	10.48	2/22/2010
10.4.21**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 22, 2010 and before January 20, 2011 under the standard OSU program)	10-K	000-06217	10.49	2/22/2010
10.4.22**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after July 1, 2010 and before January 20, 2011 under the OSU program)	10-Q	000-06217	10.1	7/30/2010
10.4.23**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard Management Committee Member-Restricted Stock Unit program)	8-K	000-06217	99.1	1/26/2011
10.4.24**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on and after January 20, 2011 and before January 24, 2012 under the standard OSU program)	8-K	000-06217	99.2	1/26/2011
10.4.25**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 and before January 24, 2012 under the 2006 Equity Incentive Plan (standard OSU program)	8-K	000-06217	99.3	1/26/2011

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.4.26**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the 2006 Equity Incentive Plan (standard Management Committee Member -Restricted Stock Unit program)	8-K	000-06217	99.4	1/26/2011
10.4.27**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.1	6/24/2011
10.4.28**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting)	10-K	000-06217	10.56	2/23/2012
10.4.29**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-K	000-06217	10.57	2/23/2012
10.4.30**	Terms and Conditions of Success Equity Award (CEO performance-based RSUs)	10-Q	000-06217	10.1	5/4/2012
10.5**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Non-Qualified Stock Options Granted on April 17, 2008 under the 2006 Equity Incentive Plan	10-Q	000-06217	10.3	5/2/2008
10.6**	Amendment to All Grant Agreements of Restricted Stock Units and Stock Options granted under the 2006 Equity Incentive Plan (elimination of leave of absence provisions and the addition of the ability to change the grant agreement as laws change)	10-Q	000-06217	10.6	5/2/2008
10.7**	Amendment to the Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting) and the Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-Q	000-06217	10.1	4/29/2013
10.8**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2013	10-Q	000-06217	10.1	7/29/2013
10.9**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 23, 2014 under the 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06271	10.1	10/29/2014
10.10**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after July 1, 2014 under the OSU program)	10-Q	000-06217	10.2	10/29/2014
10.11**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/2007
10.11.1**	Amendment to the Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2012	10-K	000-06217	10.31	2/23/2012
10.11.2**	Intel Corporation 2014 Annual Performance Bonus Plan (amended and restated, effective January 1, 2014)	10-K	000-06217	10.9.2	2/14/2014
10.12**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/1999
10.13**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10.14**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective January 1, 2009	S-8	333-172024	99.1	2/2/2011

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.15**	Intel Corporation 2006 Stock Purchase Plan, approved May 17, 2006 and effective July 31, 2006	S-8	333-135178	99.1	6/21/2006
10.15.1**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/2009
10.15.2**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.2	6/24/2011
10.15.3**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective July 19, 2011	10-Q	000-06217	10.3	8/8/2011
10.16**	Intel Corporation Special Deferred Compensation Plan	S-8	333-45395	4.1	2/2/1998
10.17**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10.18	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.19	Agreement and Plan of Merger Among Intel Corporation, Jefferson Acquisition Corporation, and McAfee, Inc. dated August 18, 2010	8-K	000-06217	2.1	8/19/2010
10.20	Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011. Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.	8-K	000-06217	10.1	1/10/2011
10.21**	Offer Letter from Intel Corporation to A. Douglas Melamed dated November 10, 2009	10-Q	000-06217	10.1	5/9/2011
10.22**	Offer letter from Intel Corporation to Paul S. Otellini effective May 17, 2013	10-Q	000-06217	10.2	7/29/2013
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
21.1	Intel Corporation Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
February 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLENE BARSHEFSKY	/S/ BRIAN M. KRZANICH
Charlene Barshefsky	Brian M. Krzanich
Director	Chief Executive Officer, Director
February 13, 2015	Principal Executive Officer
February 13, 2015

/s/ ANEEL BHUSRI	/S/ JAMES D. PLUMMER
Aneel Bhusri	James D. Plummer
Director	Director
February 13, 2015	February 13, 2015

/S/ ANDY D. BRYANT	/S/ DAVID S. POTTRUCK
Andy D. Bryant	David S. Pottruck
Chairman of the Board and Director	Director
February 13, 2015	February 13, 2015

/S/ SUSAN L. DECKER	/S/ STACY J. SMITH
Susan L. Decker	Stacy J. Smith
Director	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
February 13, 2015
February 13, 2015

/S/ JOHN J. DONAHOE	/S/ FRANK D. YEARY
John J. Donahoe	Frank D. Yeary
Director	Director
February 13, 2015	February 13, 2015

/S/ REED E. HUNDT	/S/ DAVID B. YOFFIE
Reed E. Hundt	David B. Yoffie
Director	Director
February 13, 2015	February 13, 2015