Form 10-Q
period 2015-03-28
INTEL CORP
filed 2015-04-27
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 17, 2015
Common stock, $0.001 par value	4,744 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 28, 2015	Mar 29, 2014
Net revenue	$12,781	$12,764
Cost of sales	5,051	5,151
Gross margin	7,730	7,613
Research and development	2,995	2,846
Marketing, general and administrative	1,953	2,047
Restructuring and asset impairment charges	105	137
Amortization of acquisition-related intangibles	62	73
Operating expenses	5,115	5,103
Operating income	2,615	2,510
Gains (losses) on equity investments, net	32	48
Interest and other, net	26	112
Income before taxes	2,673	2,670
Provision for taxes	681	740
Net income	$1,992	$1,930
Basic earnings per share of common stock	$0.42	$0.39
Diluted earnings per share of common stock	$0.41	$0.38
Cash dividends declared per share of common stock	$0.48	$0.45
Weighted average shares of common stock outstanding:
Basic	4,741	4,974
Diluted	4,914	5,117
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In Millions)	Mar 28, 2015	Mar 29, 2014
Net income	$1,992	$1,930
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	(342)	(77)
Change in deferred tax asset valuation allowance	(3)	(2)
Change in net unrealized holding gains (losses) on derivatives	(89)	14
Change in net prior service (costs) credits	2	(42)
Change in actuarial valuation	12	(2)
Change in net foreign currency translation adjustment	(178)	22
Other comprehensive income (loss)	(598)	(87)
Total comprehensive income	$1,394	$1,843
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Mar 28, 2015	Dec 27, 2014
Assets
Current assets:
Cash and cash equivalents	$4,244	$2,561
Short-term investments	1,864	2,430
Trading assets	8,010	9,063
Accounts receivable, net	3,246	4,427
Inventories	4,418	4,273
Deferred tax assets	2,048	1,958
Other current assets	2,636	3,018
Total current assets	26,466	27,730

Property, plant and equipment, net of accumulated depreciation of $47,990 ($46,471 as of December 27, 2014)	33,296	33,238
Marketable equity securities	6,549	7,097
Other long-term investments	1,675	2,023
Goodwill	10,766	10,861
Identified intangible assets, net	4,211	4,446
Other long-term assets	6,603	6,561
Total assets	$89,566	$91,956

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$1,121	$1,604
Accounts payable	2,775	2,748
Accrued compensation and benefits	2,011	3,475
Accrued advertising	1,014	1,092
Deferred income	2,196	2,205
Other accrued liabilities	5,918	4,895
Total current liabilities	15,035	16,019

Long-term debt	12,112	12,107
Long-term deferred tax liabilities	3,462	3,775
Other long-term liabilities	3,125	3,278
Contingencies (Note 19)
Temporary equity	908	912
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,742 shares issued and outstanding (4,752 issued and 4,748 outstanding as of December 27, 2014)	22,395	21,781
Accumulated other comprehensive income (loss)	68	666
Retained earnings	32,461	33,418
Total stockholders’ equity	54,924	55,865
Total liabilities, temporary equity, and stockholders’ equity	$89,566	$91,956
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In Millions)	Mar 28, 2015	Mar 29, 2014
Cash and cash equivalents, beginning of period	$2,561	$5,674
Cash flows provided by (used for) operating activities:
Net income	1,992	1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,848	1,720
Share-based compensation	368	283
Restructuring and asset impairment charges	105	137
Excess tax benefit from share-based payment arrangements	(22)	(7)
Amortization of intangibles	251	287
(Gains) losses on equity investments, net	(32)	(48)
Deferred taxes	(171)	(25)
Changes in assets and liabilities:
Accounts receivable	1,167	78
Inventories	(137)	405
Accounts payable	(71)	(95)
Accrued compensation and benefits	(1,659)	(1,229)
Income taxes payable and receivable	221	200
Other assets and liabilities	555	(135)
Total adjustments	2,423	1,571
Net cash provided by operating activities	4,415	3,501

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,025)	(2,689)
Acquisitions, net of cash acquired	(57)	(108)
Purchases of available-for-sale investments	(139)	(2,509)
Sales of available-for-sale investments	43	174
Maturities of available-for-sale investments	1,079	2,913
Purchases of trading assets	(2,475)	(3,225)
Maturities and sales of trading assets	3,398	2,693
Investments in non-marketable equity investments	(278)	(144)
Other investing	5	146
Net cash used for investing activities	(449)	(2,749)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(486)	(245)
Excess tax benefit from share-based payment arrangements	22	7
Proceeds from sales of common stock through employee equity incentive plans	341	479
Repurchase of common stock	(750)	(545)
Restricted stock unit withholdings	(51)	(27)
Payment of dividends to stockholders	(1,137)	(1,119)
Collateral associated with repurchase of common stock	325	—
Decrease in liability due to return of collateral associated with repurchase of common stock	(325)	—
Other financing	(213)	(200)
Net cash used for financing activities	(2,274)	(1,650)

Effect of exchange rate fluctuations on cash and cash equivalents	(9)	1

Net increase (decrease) in cash and cash equivalents	1,683	(897)

Cash and cash equivalents, end of period	$4,244	$4,777

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$596	$571
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 27, 2014. We have reclassified certain prior period amounts to conform to current period presentation.
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2016 is a 53-week fiscal year, and the first quarter of 2016 will be a 14-week quarter.
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2014.
Note 2: Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As currently issued, the new standard is effective beginning in the first quarter of 2017; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.
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

	March 28, 2015				December 27, 2014
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$742	$—	$742	$—	$48	$—	$48
Financial institution instruments	226	2,172	—	2,398	321	1,119	—	1,440
Government debt	—	50	—	50	—	—	—	—
Reverse repurchase agreements	—	238	—	238	—	268	—	268
Short-term investments:
Corporate debt	262	509	32	803	363	412	31	806
Financial institution instruments	100	502	—	602	149	1,050	—	1,199
Government debt	108	351	—	459	252	173	—	425
Trading assets:
Asset-backed securities	—	668	40	708	—	766	58	824
Corporate debt	1,922	576	—	2,498	2,625	339	—	2,964
Financial institution instruments	950	615	—	1,565	1,146	613	—	1,759
Government debt	1,077	2,162	—	3,239	1,295	2,221	—	3,516
Other current assets:
Derivative assets	—	776	2	778	—	559	2	561
Loans receivable	—	332	—	332	—	505	—	505
Marketable equity securities	6,487	—	62	6,549	7,097	—	—	7,097
Other long-term investments:
Asset-backed securities	—	2	4	6	—	2	4	6
Corporate debt	542	519	13	1,074	453	728	13	1,194
Financial institution instruments	197	255	—	452	189	319	—	508
Government debt	68	75	—	143	75	240	—	315
Other long-term assets:
Derivative assets	—	68	16	84	—	35	22	57
Loans receivable	—	316	—	316	—	216	—	216
Total assets measured and recorded at fair value	11,939	10,928	169	23,036	13,965	9,613	130	23,708
Liabilities
Other accrued liabilities:
Derivative liabilities	—	596	2	598	—	563	—	563
Other long-term liabilities:
Derivative liabilities	—	13	—	13	—	17	—	17
Total liabilities measured and recorded at fair value	$—	$609	$2	$611	$—	$580	$—	$580
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first three months of 2015, we transferred corporate debt, government debt, and financial institution instruments of approximately $494 million from Level 1 to Level 2 of the fair value hierarchy and approximately $398 million from Level 2 to Level 1 ($123 million of corporate debt and government debt from Level 1 to Level 2 and $230 million of corporate debt, government debt, and financial institution instruments from Level 2 to Level 1 during the first three months of 2014). A substantial majority of these transfers were based on changes in market activity for the underlying securities. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
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
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of March 28, 2015, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by gains or losses on the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairments. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairments recognized on non-marketable equity investments held as of March 28, 2015, were $38 million during the first three months of 2015 ($38 million during the first three months of 2014 on non-marketable equity investments held as of March 29, 2014).

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

	March 28, 2015
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$660	$—	$662	$—	$662
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,800	$—	$—	$2,690	$2,690
Reverse repurchase agreements	$450	$—	$450	$—	$450
Short-term debt	$1,092	$—	$1,734	$—	$1,734
Long-term debt	$12,112	$10,825	$2,138	$—	$12,963
NVIDIA Corporation cross-license agreement liability	$196	$—	$199	$—	$199

	December 27, 2014
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$676	$—	$679	$—	$679
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,769	$—	$—	$2,599	$2,599
Reverse repurchase agreements	$450	$—	$450	$—	$450
Short-term debt	$1,588	$—	$2,145	$—	$2,145
Long-term debt	$12,107	$11,467	$1,309	$—	$12,776
NVIDIA Corporation cross-license agreement liability	$395	$—	$399	$—	$399
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of March 28, 2015 and December 27, 2014, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $648 million as of March 28, 2015 ($721 million as of December 27, 2014). The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 for the majority of our loans receivable and reverse repurchase agreements as of March 28, 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

As of March 28, 2015 and December 27, 2014, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data.
The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures due 2039 (2009 debentures). During the first quarter of 2015, the 2009 debentures were classified as short-term debt on the consolidated condensed balance sheets and convertible at the option of the holder during the second quarter of 2015. For further information, see the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 27, 2014. Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of most of our senior notes is determined using quoted prices in active markets, and is therefore classified as Level 1. The remaining senior notes are classified as level 2 due to quoted prices obtained from less active markets. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes, and is therefore classified as Level 2.
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011, pursuant to which we agreed to make payments to NVIDIA over six years. As of March 28, 2015 the carrying amount of the liability arising from the agreement was classified within other accrued liabilities based on the expected timing of the underlying payments ($200 million in January 2016 treated as cash used for financing activities). As of December 27, 2014, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments ($200 million in each of January 2015 and 2016 treated as cash used for financing activities). The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 4: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Mar 28, 2015	Dec 27, 2014
Available-for-sale investments	$13,278	$13,038
Cash	816	805
Equity method investments	1,574	1,446
Loans receivable	898	971
Non-marketable cost method investments	1,800	1,769
Reverse repurchase agreements	688	718
Trading assets	8,010	9,063
Total cash and investments	$27,064	$27,810
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	March 28, 2015				December 27, 2014
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$8	$—	$(2)	$6	$8	$—	$(2)	$6
Corporate debt	2,609	15	(5)	2,619	2,040	13	(5)	2,048
Financial institution instruments	3,452	1	(1)	3,452	3,146	2	(1)	3,147
Government debt	651	1	—	652	741	—	(1)	740
Marketable equity securities	3,300	3,255	(6)	6,549	3,318	3,779	—	7,097
Total available-for-sale investments	$10,020	$3,272	$(14)	$13,278	$9,253	$3,794	$(9)	$13,038
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of March 28, 2015 and December 27, 2014.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, see "Note 18: Other Comprehensive Income (Loss)."
During the first three months of 2015, we sold available-for-sale investments for proceeds of $43 million, none of which was related to sales of cash and cash equivalents ($279 million in the first three months of 2014 of which $105 million related to sales of cash and cash equivalents). The gross realized gains on sales of available-for-sale investments were $43 million in the first three months of 2015 ($67 million in the first three months of 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of March 28, 2015, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$4,697	$4,707
Due in 1–2 years	864	865
Due in 2–5 years	779	778
Instruments not due at a single maturity date	380	379
Total	$6,720	$6,729
Equity Method Investments
IM Flash Technologies, LLC
Micron Technology, Inc. (Micron) and Intel formed IM Flash Technologies, LLC (IMFT) in 2006 to manufacture NAND flash memory products for Micron and Intel. During 2012, we amended the operating agreement for IMFT and entered into agreements with Micron that modified our joint venture relationship.
The amended operating agreement extended the term of IMFT to 2024, unless earlier terminated under certain terms and conditions, and provides that IMFT may manufacture certain emerging memory technologies in addition to NAND flash memory. The amended agreement provides for certain buy-sell rights. Intel has the ability to cause Micron to buy our interest in IMFT. If we exercise this put right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from us for one to two years. Subsequent to our put right, and commencing in January 2018, Micron has the right to call our interest in IMFT with the closing date to be effective within one year. Additionally, our agreements with Micron include a supply agreement for Micron to supply us with NAND flash memory products. These agreements also extend and expand our NAND joint development program with Micron to include emerging memory technologies.
As of March 28, 2015, we own a 49% interest in IMFT. The carrying value of our investment was $786 million as of March 28, 2015 ($713 million as of December 27, 2014) and is classified within other long-term assets.
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $95 million in the first three months of 2015 (approximately $105 million in the first three months of 2014). The amount due to IMFT for product purchases and services provided was approximately $20 million as of March 28, 2015 (approximately $60 million as of December 27, 2014).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $786 million as of March 28, 2015. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of March 28, 2015. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.
Cloudera, Inc.
During 2014, we invested in Cloudera, Inc. (Cloudera). Our fully-diluted ownership interest in Cloudera is 17% as of March 28, 2015. Our investment is accounted for under the equity and cost methods of accounting based on the rights associated with different securities we own, and is classified within other long-term assets. The carrying value of our equity method investment was $278 million and of our cost method investment was $454 million as of March 28, 2015 ($280 million for our equity method investment and $454 million for our cost method investment as of December 27, 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Trading Assets
As of March 28, 2015 and December 27, 2014, substantially all of our trading assets were marketable debt instruments. Net losses related to trading assets still held at the reporting date were $200 million in the first three months of 2015 (net gains of $79 million in the first three months of 2014). Net gains on the related derivatives were $194 million in the first three months of 2015 (net losses of $82 million in the first three months of 2014).
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

(In Millions)	Mar 28, 2015	Dec 27, 2014
Raw materials	$528	$462
Work in process	2,190	2,375
Finished goods	1,700	1,436
Total inventories	$4,418	$4,273
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
Currency Exchange Rate Risk
We are exposed to currency exchange rate risk, and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the euro, the Japanese yen, the Chinese yuan and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in the fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. We may also hedge currency risk arising from funding foreign currency denominated forecasted investments. These programs reduce, but do not eliminate, the impact of currency exchange movements.

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

•
Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and hedges of non-U.S.-dollar-denominated loans receivable are recognized at fair value. The substantial majority of these instruments mature within 12 months. Changes in the functional currency equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in the fair value of the related derivatives. We record net gains or losses in the line item on the consolidated condensed statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on equity investments, net.

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

•
Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. Floating interest rates on the swaps generally reset on a quarterly basis. Changes in fair value of the debt instruments classified as trading assets and loans receivable recognized at fair value are generally offset by changes in the fair value of the related derivatives, both of which are recorded in interest and other, net.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 28, 2015	Dec 27, 2014	Mar 29, 2014
Currency forwards	$16,192	$15,578	$11,729
Currency interest rate swaps	5,094	5,446	4,795
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,128	1,347	1,311
Total return swaps	1,106	1,056	989
Other	72	49	60
Total	$27,192	$27,076	$22,484
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Mar 28, 2015	Dec 27, 2014	Mar 29, 2014
British pound sterling	$314	$410	$487
Chinese yuan	4,079	3,097	1,291
Euro	7,332	7,486	6,199
Indian rupee	420	418	252
Israeli shekel	2,010	2,489	1,878
Japanese yen	4,206	3,779	3,542
Malaysian ringgit	827	902	524
Swiss franc	1,146	1,289	1,256
Other	952	1,154	1,095
Total	$21,286	$21,024	$16,524
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for smartphones. Subject to regulatory approvals and other closing conditions, we have also agreed to invest up to 9.0 billion of Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of the holding company under Tsinghua Unigroup. During the fourth quarter of 2014, we entered into $1.5 billion of forward contracts to hedge our anticipated equity funding of the Tsinghua Unigroup investment. The hedges were designated as cash flow hedges and the related gains and losses attributable to changes in the spot rates will be recognized in accumulated other comprehensive income (loss) until the Tsinghua Unigroup shares are either disposed of or impaired. As the shares are either disposed of or impaired, we will reclassify the gains or losses from accumulated other comprehensive income (loss) to gains (losses) on equity investments, net as an offset to the gain or loss recognized for the share disposal or impairment. Hedge gains and losses attributable to changes in the forward rates will be recognized in interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	March 28, 2015				December 27, 2014
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$12	$3	$483	$5	$6	$1	$497	$9
Total derivatives designated as hedging instruments	12	3	483	5	6	1	497	9
Derivatives not designated as hedging instruments:
Currency forwards	253	—	87	—	207	—	44	—
Currency interest rate swaps	510	65	12	—	344	34	7	—
Embedded debt derivatives	—	—	1	8	—	—	4	8
Interest rate swaps	1	—	13	—	3	—	11	—
Other	2	16	2	—	1	22	—	—
Total derivatives not designated as hedging instruments	766	81	115	8	555	56	66	8
Total derivatives	$778	$84	$598	$13	$561	$57	$563	$17

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

	March 28, 2015
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$818	$—	$818	$(465)	$(231)	$122
Reverse repurchase agreements	688	—	688	—	(688)	—
Total assets	$1,506	$—	$1,506	$(465)	$(919)	$122
Liabilities:
Derivative liabilities subject to master netting arrangements	$585	$—	$585	$(465)	$(49)	$71
Total liabilities	$585	$—	$585	$(465)	$(49)	$71

	December 27, 2014
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$559	$—	$559	$(365)	$(78)	$116
Reverse repurchase agreements	718	—	718	—	(718)	—
Total assets	$1,277	$—	$1,277	$(365)	$(796)	$116
Liabilities:
Derivative liabilities subject to master netting arrangements	$559	$—	$559	$(365)	$(80)	$114
Total liabilities	$559	$—	$559	$(365)	$(80)	$114

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2015	Mar 29, 2014
Currency forwards	$(229)	$35
Other	—	(2)
Total	$(229)	$33
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
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 28, 2015	Mar 29, 2014
Currency forwards	Interest and other, net	$(18)	$(15)
Currency interest rate swaps	Interest and other, net	253	(54)
Interest rate swaps	Interest and other, net	(6)	—
Total return swaps	Various	31	13
Other	Gains (losses) on equity investments, net	(9)	1
Total		$251	$(55)
Note 7: Acquisitions
During the first three months of 2015, we completed one acquisition qualifying as a business combination in exchange for acquisition date consideration of $68 million, a majority of which was cash consideration. Substantially all of the consideration was allocated to goodwill. This acquisition was not significant to our results of operations. For information on goodwill by operating segment, see “Note 8: Goodwill”.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Goodwill
Goodwill activity for the first three months of 2015 was as follows:

(In Millions)	Dec 27, 2014	Acquisitions	Transfers	Currency Exchange and Other	Mar 28, 2015
Client Computing Group	$—	$—	$3,708	$—	$3,708
PC Client Group	3,058	—	(3,058)	—	—
Data Center Group	2,376	—	—	—	2,376
Internet of Things Group	428	—	—	—	428
Mobile and Communications Group	650	—	(650)	—	—
Software and services operating segments	4,236	—	—	(163)	4,073
All other	113	68	—	—	181
Total	$10,861	$68	$—	$(163)	$10,766
During the first quarter of 2015, we combined the PC Client Group (PCCG) and the Mobile and Communications Group (MCG) to create the Client Computing Group (CCG). Due to this reorganization, PCCG and MCG goodwill was transferred to CCG, shown in the preceding table as "Transfers." For further information, see "Note 20: Operating Segments Information."
Note 9: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	March 28, 2015
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,964	$(2,273)	$691
Acquisition-related customer relationships	1,644	(1,024)	620
Acquisition-related trade names	61	(51)	10
Licensed technology and patents	3,082	(1,159)	1,923
Identified intangible assets subject to amortization	7,751	(4,507)	3,244
Acquisition-related trade names	764	—	764
Other intangible assets	203	—	203
Identified intangible assets not subject to amortization	967	—	967
Total identified intangible assets	$8,718	$(4,507)	$4,211

	December 27, 2014
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$3,009	$(2,192)	$817
Acquisition-related customer relationships	1,698	(1,001)	697
Acquisition-related trade names	61	(49)	12
Licensed technology and patents	3,153	(1,224)	1,929
Identified intangible assets subject to amortization	7,921	(4,466)	3,455
Acquisition-related trade names	788	—	788
Other intangible assets	203	—	203
Identified intangible assets not subject to amortization	991	—	991
Total identified intangible assets	$8,912	$(4,466)	$4,446

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Amortization expenses, with presentation location on the consolidated condensed statements of income, for each period were as follows:

		Three Months Ended
(In Millions)	Location	Mar 28, 2015	Mar 29, 2014
Acquisition-related developed technology	Cost of sales	$120	$146
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	60	70
Acquisition-related trade names	Amortization of acquisition-related intangibles	2	3
Licensed technology and patents	Cost of sales	69	68
Total amortization expenses		$251	$287
Based on identified intangible assets that are subject to amortization as of March 28, 2015, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2015	2016	2017	2018	2019
Acquisition-related developed technology	$210	$239	$90	$69	$60
Acquisition-related customer relationships	179	223	137	34	15
Acquisition-related trade names	7	3	—	—	—
Licensed technology and patents	207	262	219	177	176
Total future amortization expenses	$603	$727	$446	$280	$251
Note 10: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Mar 28, 2015	Dec 27, 2014
Equity method investments	$1,574	$1,446
Non-marketable cost method investments	1,800	1,769
Non-current deferred tax assets	638	622
Pre-payments for property, plant and equipment	515	636
Loans receivable	316	416
Other	1,760	1,672
Total other long-term assets	$6,603	$6,561
During the first three months of 2015, we received and transferred $179 million of equipment from other long-term assets to property, plant and equipment. The equipment was prepaid in 2012 and 2013. We recognized the pre-payments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 11: Restructuring and Asset Impairment Charges
Beginning in the third quarter of 2013, management approved several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts, which ceased production in the first quarter of 2015, and the closure of our assembly and test facility in Costa Rica, which ceased production in the fourth quarter of 2014. These targeted reductions will enable us to better align our resources in areas providing the greatest benefit in the current business environment. We expect these actions to be substantially complete by the end of 2015.
Restructuring and asset impairment charges for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2015	Mar 29, 2014
Employee severance and benefit arrangements	$99	$137
Asset impairments and other restructuring charges	6	—
Total restructuring and asset impairment charges	$105	$137
Restructuring and asset impairment activity for the first three months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$121	$11	$132
Additional accruals	99	7	106
Adjustments	—	(1)	(1)
Cash payments	(82)	(4)	(86)
Non-cash settlements	—	(2)	(2)
Accrued restructuring balance as of March 28, 2015	$138	$11	$149
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Most of the accrued restructuring balance as of March 28, 2015 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions that were approved in 2015 impacted approximately 1,400 employees. Since the third quarter of 2013, we have incurred a total of $640 million in restructuring and asset impairment charges. These charges included a total of $565 million related to employee severance and benefit arrangements for approximately 9,000 employees, and $75 million in asset impairment charges and other restructuring charges.
Note 12: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Mar 28, 2015	Dec 27, 2014
Deferred income on shipments of components to distributors	$965	$944
Deferred income from software and services	1,231	1,261
Current deferred income	2,196	2,205
Non-current deferred income from software and services	428	483
Total deferred income	$2,624	$2,688
We classify non-current deferred income from software and services within other long-term liabilities on the consolidated condensed balance sheets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 13: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
As of March 28, 2015, 254 million shares of common stock remained available for future grant under the 2006 Equity Incentive Plan through June 2016.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. As of March 28, 2015, 189 million shares of common stock remained available for issuance under the 2006 Stock Purchase Plan through August 2016.
Share-Based Compensation
Share-based compensation recognized in the first three months of 2015 was $368 million ($283 million in the first three months of 2014).
Restricted Stock Unit Awards
Restricted stock unit activity in the first three months of 2015 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 27, 2014	119.4	$23.89
Granted	6.7	$39.05
Vested	(3.1)	$27.52
Forfeited	(1.9)	$23.97
March 28, 2015	121.1	$24.63
As of March 28, 2015, 4.8 million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Stock option activity in the first three months of 2015 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 27, 2014	77.3	$21.30
Exercised	(5.2)	$20.43
Cancelled and forfeited	(0.4)	$23.07
Expired	(0.1)	$21.97
March 28, 2015	71.6	$21.35
Options exercisable as of:
December 27, 2014	54.7	$20.29
March 28, 2015	53.1	$20.41
Stock Purchase Plan
Employees purchased 8.1 million shares of common stock in the first three months of 2015 for $234 million (10.7 million shares of common stock in the first three months of 2014 for $212 million) under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 14: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. As of March 28, 2015, $11.6 billion remained available for repurchase under the existing repurchase authorization limit.
During the first three months of 2015, we repurchased 21.3 million shares of common stock at a cost of $750 million (22.1 million shares of common stock at a cost of $545 million in the first three months of 2014). We have repurchased 4.7 billion shares of common stock at a cost of $103 billion since the program began in 1990.
During the fourth quarter of 2014, we entered into a stock repurchase agreement, a portion of which was executed as a forward contract. We received collateral from the counterparty for the value attributable to the forward portion of this contract and invested the collateral into permitted investments considered restricted from other uses. As of December 27, 2014, $325 million of collateral, which approximates fair value, was recorded as both a current asset and current liability on the consolidated condensed balance sheet. The full amount of the collateral was returned to the counterparty during the first quarter of 2015 when the contract settled.
Note 15: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2015	Mar 29, 2014
Share of equity method investee losses, net	$(48)	$(11)
Impairments	(38)	(38)
Gains on sales, net	46	71
Other, net	72	26
Total gains (losses) on equity investments, net	$32	$48
Note 16: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2015	Mar 29, 2014
Interest income	$32	$35
Interest expense	(42)	(37)
Other, net	36	114
Total interest and other, net	$26	$112
Interest expense in the preceding table is net of $81 million of interest capitalized in the first three months of 2015 ($77 million in the first three months of 2014).
During the first quarter of 2014, we completed the divestiture of our Intel Media assets. As a result of the transaction, we recognized a gain within "other, net" in the preceding table.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 17: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 28, 2015	Mar 29, 2014
Net income available to common stockholders	$1,992	$1,930
Weighted average shares of common stock outstanding—basic	4,741	4,974
Dilutive effect of employee equity incentive plans	82	76
Dilutive effect of convertible debt	91	67
Weighted average shares of common stock outstanding—diluted	4,914	5,117
Basic earnings per share of common stock	$0.42	$0.39
Diluted earnings per share of common stock	$0.41	$0.38
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
During the first three months of 2015, we excluded on average 3 million outstanding stock options and restricted stock units from the computation of diluted earnings per share of common stock because these shares of common stock would have been antidilutive (33 million for the first three months of 2014). These options could potentially be included in the diluted earnings per share of common stock calculation in the future if the average market value of the shares of common stock increases and is greater than the exercise price of these options.
In the first three months of 2015 and 2014, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 18: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first three months of 2015 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 27, 2014	$2,459	$26	$(423)	$(47)	$(1,004)	$(345)	$666
Other comprehensive income (loss) before reclassifications	(472)	—	(229)	—	2	(197)	(896)
Amounts reclassified out of accumulated other comprehensive income (loss)	(54)	—	99	2	14	—	61
Tax effects	184	(3)	41	—	(4)	19	237
Other comprehensive income (loss)	(342)	(3)	(89)	2	12	(178)	(598)
March 28, 2015	$2,117	$23	$(512)	$(45)	$(992)	$(523)	$68

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended
Comprehensive Income Components	Mar 28, 2015	Mar 29, 2014	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$—	$2	Interest and other, net
	54	61	Gains (losses) on equity investments, net
	54	63
Unrealized holding gains (losses) on derivatives:
Currency forwards	(43)	2	Cost of sales
	(47)	8	Research and development
	(9)	2	Marketing, general and administrative
	(99)	12
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(2)	(1)
Actuarial gains (losses)	(14)	(10)
	(16)	(11)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(61)	$64
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 27, 2014.
We estimate that we will reclassify approximately $409 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 19: Contingencies
Legal Proceedings
We are a party to various legal proceedings, including those noted in this section. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees and customers, and any such settlement could include substantial payments. Except as specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. On November 11, 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice is likely to hold oral argument in late 2015 and issue its decision in 2016.

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
All of the federal and state class actions other than the California class actions were transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain personal computers containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master's Report, and a hearing on those objections was held before the district court in July 2013. In July 2014, the district court affirmed the Special Master's ruling and issued an order denying the MDL plaintiffs' motion for class certification. In August 2014, plaintiffs filed a petition for interlocutory appeal of the district court's decision with the U.S. Court of Appeals for the Third Circuit, which the Third Circuit denied in October 2014. In December 2014, Intel filed a motion for summary judgment on the claims of the remaining individual plaintiffs.
All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions moved for class certification, which we are in the process of opposing. At our request, the court in the California actions agreed to delay ruling on this motion until after the Delaware district court ruled on the similar motion in the MDL proceedings. The plaintiffs asked the court for leave to retain a new expert and to amend their previous motion for class certification. The court granted plaintiffs’ request in February 2015 and the hearing on plaintiffs’ amended class certification motion is set for November 6, 2015. Given the procedural posture and the nature of these cases, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.
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
In January 2015, Intel, Adobe, Apple, and Google reached a second agreement with plaintiffs to settle this lawsuit, which the court preliminarily approved in March 2015; the final fairness hearing is scheduled for July 2015. We continue to dispute the plaintiffs’ claims, but have agreed to settle this lawsuit to avoid the uncertainties, expenses, and diversion of resources from continued litigation. Our operating expenses for 2014 reflect accruals for this proceeding and we believe reasonably possible losses in excess of the accrued amount are not material to our financial statements.
In re Intel Corporation Shareholder Derivative Litigation
In March 2014, the Police Retirement System of St. Louis filed a shareholder derivative action in the Superior Court of California in Santa Clara County against the members of our Board of Directors, certain former Board members, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, alleged antitrust violations, as described in In re High Tech Employee Antitrust Litigation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In September 2014, the court granted our motion to dismiss the consolidated complaint, but granted plaintiffs leave to amend. Plaintiffs filed an amended complaint in February 2015. Intel moved to dismiss the amended complaint in March 2015, and a hearing on the motion is scheduled for June 2015.
Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed an adversary complaint in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of setoff against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for turnover under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest at LIBOR plus 13.5%, compounded daily. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is "non-core" under the Bankruptcy Code. The bankruptcy court granted our motion in its entirety in December 2013. In May 2014, the United States District Court for the Southern District of New York denied our request that it withdraw its reference of plaintiffs' adversary complaint to the bankruptcy court. In January 2015, Intel and the plaintiffs filed competing motions for summary judgment, which are scheduled for hearing in June 2015. Plaintiffs' motion requests judgment against Intel "in the amount of no less than" $129 million, plus interest. We believe that $129 million, plus interest, represents the upper end of the range of reasonably possible loss for this case, although we believe that we acted in a manner consistent with our contractual rights and intend to defend against any claim to the contrary.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 20: Operating Segments Information
Our operating segments in effect as of March 28, 2015 include:

• Client Computing Group	• All other
• Data Center Group	• Non-Volatile Memory Solutions Group
• Internet of Things Group	• New Devices Group
• Software and services operating segments
• McAfee
• Software and Services Group
During the first quarter of 2015, we combined the PC Client Group and Mobile and Communications Group to create the Client Computing Group (CCG). This change in our organizational structure reflects our strategy to address all aspects of the client computing market segment and utilize our intellectual property to offer compelling customer solutions. All prior-period amounts have been retrospectively adjusted to reflect the way we internally manage and monitor segment performance starting in fiscal year 2015 and includes other minor reorganizations.
The Chief Operating Decision Maker (CODM) is our CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
We manage our business activities primarily based on a product segmentation basis. CCG and Data Center Group are our reportable operating segments. Internet of Things Group and the aggregated “software and services operating segments” as shown in the preceding operating segment list, do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. Our Non-Volatile Memory Solutions Group and New Devices Group operating segments do not meet the quantitative thresholds to qualify as reportable segments and their combined results are included within the “all other” category.
Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•
Client Computing Group. Includes platforms designed for the notebook (including Ultrabook™ devices), 2 in 1 systems, the desktop (including all-in-ones and high-end enthusiast PCs), tablets, and smartphones; wireless and wired connectivity products; as well as mobile communication components.

•	Data Center Group. Includes server, network, and storage platforms designed for enterprise, cloud, communications infrastructure, and technical computing segments.

•
Internet of Things Group. Includes platforms designed for embedded market segments including retail, transportation, industrial, and buildings and home, along with a broad range of other market segments.

•
Software and services operating segments. Includes software and hardware products for endpoint security, network and content security, risk and compliance, and consumer and mobile security from our McAfee business, and software products and services that promote Intel architecture as the platform of choice for software development.

We have sales and marketing, manufacturing, engineering, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the following operating results.
The “all other” category includes revenue, expenses, and charges such as:

•	results of operations from our Non-Volatile Memory Solutions Group and New Devices Group;

•	amounts included within restructuring and asset impairment charges;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	divested businesses for which discrete operating results are not regularly reviewed by our CODM;

•	results of operations of start-up businesses that support our initiatives, including our foundry business; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2015	Mar 29, 2014
Net revenue:
Client Computing Group	$7,420	$8,097
Data Center Group	3,679	3,087
Internet of Things Group	533	482
Software and services operating segments	534	553
All other	615	545
Total net revenue	12,781	12,764
Operating income (loss):
Client Computing Group	1,410	1,847
Data Center Group	1,701	1,336
Internet of Things Group	87	115
Software and services operating segments	3	8
All other	(586)	(796)
Total operating income	$2,615	$2,510

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three months ended March 28, 2015 to the three months ended March 29, 2014.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 27, 2014. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of April 27, 2015.

Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q1 2015	Q4 2014	Change	Q1 2015	Q1 2014	Change
Net revenue	$12,781	$14,721	$(1,940)	$12,781	$12,764	$17
Gross margin	$7,730	$9,621	$(1,891)	$7,730	$7,613	$117
Gross margin percentage	60.5%	65.4%	(4.9)%	60.5%	59.6%	0.9%
Operating income	$2,615	$4,453	$(1,838)	$2,615	$2,510	$105
Net income	$1,992	$3,661	$(1,669)	$1,992	$1,930	$62
Diluted earnings per common share	$0.41	$0.74	$(0.33)	$0.41	$0.38	$0.03
Net revenue in Q1 2015 of $12.8 billion was flat compared to Q1 2014 and down 13% from Q4 2014. This was in line with our Business Outlook which was revised downward in March 2015 from our original expectations as a result of weaker than expected demand for business desktop PCs and challenging macroeconomic conditions, including an appreciating U.S. dollar. While the PC market was challenging in Q1 2015, we continue to see strength in our Data Center Group (DCG), Internet of Things Group (IOTG), and Non-Volatile Memory Solutions Group.
Q1 2015 gross margin of 60.5%, was slightly above our original Business Outlook provided in January 2015. Spending on research and development (R&D) and marketing, general and administrative (MG&A) was $4.9 billion, down approximately $100 million from Q4 2014, and in line with our original Business Outlook. Operating income of $2.6 billion was up 4% compared to Q1 2014. Earnings per share of $0.41 was up over 8% from Q1 2014.
We are using our manufacturing leadership to transform the company by developing products across a broad range of end markets. This is driving growth in revenue and operating income in our DCG, IOTG and our Non-Volatile Memory Solutions Group. To illustrate this transformation, in Q1 2015, almost 40% of our revenue came from the combination of these businesses and these businesses accounted for more than two-thirds of the company’s overall operating income in Q1 2015.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In Q1 2015, our silicon technology leadership remained a valuable competitive advantage as evident by our latest 14-nanometer (nm) processors: the 5th generation Intel® Core™ and Intel® Core™ M processors, which are ramping just ahead of our expectations. Our Client Computing Group (CCG) reached some important product milestones. We launched our newest Intel® Core™ vPro™ processor family for the notebook market segment, which featured aspects of our "No Wires" vision. We also expanded our mobile product portfolio to address a range of price points and form factors including the Intel® Atom™ x5 and x7 processors for mainstream and premium tablet platforms, formerly code-named "Cherry Trail". Additionally, we started shipping the Intel® Atom™ x3 processor, formerly code-named "SoFIA", Intel's first integrated communications platform. We also introduced our first Intel® Xeon® SoC processor, optimized for microservers, storage, network, and IoT devices. This product is an example of our strategy to reuse intellectual property from our core business in complementary, profitable segments.
Our business continues to generate significant cash with $4.4 billion of cash from operations in Q1 2015. During Q1 2015, we purchased $2.0 billion in capital assets and returned cash to shareholders by both paying $1.1 billion in dividends and repurchasing $750 million of common stock through our common stock repurchase program. We ended Q1 2015 with $14.1 billion of cash and cash equivalents, short-term investments, and trading assets; down $4.9 billion from Q1 2014. Additionally, the Board of Directors declared a cash dividend in March 2015 of $0.24 per share of common stock to be paid in June 2015.
For Q2 2015, we are forecasting a revenue midpoint of $13.2 billion, up 3% from Q1 2015. This forecast is in line with the average seasonal increase for Q2 2015. We are forecasting Q2 2015 gross margin midpoint of 62%, up 1.5 points from Q1 2015. For the full-year 2015 we expect revenue to be approximately flat to 2014, down from the original Business Outlook of mid-single digit percentage growth. We are now projecting a mid-single digit decline in the overall PC market, however we continue to forecast robust growth rates in our DCG, IOTG and our Non-Volatile Memory Solutions Group which we expect to offset the decline in CCG. Due to lower than expected demand and reduced growth rates this year, we are lowering capital spending and spending on R&D and MG&A. We are now expecting higher reuse of 22nm capital for 14nm production and to align overall capacity with lowered demand. As a result, we are now forecasting the midpoint of capital spending at $8.7 billion, down $1.3 billion from the prior Business Outlook.
Our Business Outlook for Q2 2015 and full-year 2015 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.
The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the Securities and Exchange Commission (SEC) and at other times. The forward-looking statements in the Business Outlook and reiterated or updated in this Form 10-Q will be effective through the close of business on June 12, 2015 unless updated earlier or except as specifically noted otherwise in the Business Outlook. From the close of business on June 12, 2015 until our quarterly earnings release is published, currently scheduled for July 15, 2015, we will observe a “quiet period.”
During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on April 14, 2015, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Quarter of 2015 Compared to First Quarter of 2014
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q1 2015		Q1 2014
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$12,781	100.0%	$12,764	100.0%
Cost of sales	5,051	39.5%	5,151	40.4%
Gross margin	7,730	60.5%	7,613	59.6%
Research and development	2,995	23.4%	2,846	22.3%
Marketing, general and administrative	1,953	15.3%	2,047	15.9%
Restructuring and asset impairment charges	105	0.8%	137	1.1%
Amortization of acquisition-related intangibles	62	0.5%	73	0.6%
Operating income	2,615	20.5%	2,510	19.7%
Gains (losses) on equity investments, net	32	0.2%	48	0.4%
Interest and other, net	26	0.2%	112	0.8%
Income before taxes	2,673	20.9%	2,670	20.9%
Provision for taxes	681	5.3%	740	5.8%
Net income	$1,992	15.6%	$1,930	15.1%

Diluted earnings per common share	$0.41		$0.38
Note: We have updated our presentation to reflect platforms sold through the Client Computing Group, the Data Center Group, and the Internet of Things Group (total platform).
Our net revenue for Q1 2015 increased by $17 million compared to Q1 2014. Total platform unit sales increased by 7%, primarily driven by the ramp of our phone and tablet platforms partially offset by a lower demand in the traditional PC business segment. To a lesser extent, higher Non-Volatile Memory Solutions Group revenue also contributed to the increase in revenue. These increases were partially offset by lower total platform average selling prices of 6% primarily driven by a higher proportion of phone and tablet platform unit sales partially offset by higher DCG platform average selling prices.
Our overall gross margin dollars for Q1 2015 increased by $117 million, or 2%, compared to Q1 2014. This increase was due to approximately $275 million lower factory start-up costs, primarily driven by our next-generation 14nm process technology. The increase was partially offset by lower total platform revenue.
Our overall gross margin percentage increased to 60.5% in Q1 2015 from 59.6% in Q1 2014. The increase in gross margin percentage was primarily due to the gross margin increase in DCG. We derived most of our overall gross margin dollars in Q1 2015 and Q1 2014 from the sale of platforms in the CCG and DCG operating segments.
Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(In Millions)	Q1 2015	Q1 2014
Net revenue	$7,420	$8,097
Operating income	$1,410	$1,847
Net revenue for the CCG operating segment decreased by $677 million, or 8%, in Q1 2015 compared to Q1 2014. CCG platform average selling prices were down 13% and CCG platform unit sales were up 6%. The decrease in revenue was primarily driven by lower average selling prices as a result of a mix shift from lower desktop platform unit sales of 16% and a significant increase in our phone and tablet platform unit sales. To a lesser extent, lower notebook platform average selling prices of 3% also contributed to the decrease. The decrease was partially offset by higher notebook platform unit sales of 3% and higher desktop platform average selling prices of 2%.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income decreased by $437 million, or 24%, in Q1 2015 compared to Q1 2014, which was driven by $499 million of lower gross margin partially offset by $62 million of lower operating expenses. The decrease in gross margin was driven by lower CCG platform revenue and was partially offset by approximately $260 million of lower factory start-up costs primarily driven by our next-generation 14nm process technology.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q1 2015	Q1 2014
Net revenue	$3,679	$3,087
Operating income	$1,701	$1,336
Net revenue for the DCG operating segment increased by $592 million, or 19%, in Q1 2015 compared to Q1 2014. DCG platform unit sales and average selling prices were up 15% and 5%, respectively. Our server platform revenue continued to benefit from growth in the Internet cloud computing and high-performance computing market segments with continued strengthening of the enterprise market segment.
Operating income increased by $365 million, or 27%, in Q1 2015 compared to Q1 2014 with $568 million of higher gross margin partially offset by $203 million of higher operating expenses. The increase in gross margin was primarily driven by higher DCG platform revenue.
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	Q1 2015	Q1 2014
Net revenue	$533	$482
Operating income	$87	$115
Net revenue for the IOTG operating segment increased by $51 million, or 11%, in Q1 2015 compared to Q1 2014. The increase was primarily due to higher IOTG platform unit sales based on strength in the retail market segment.
Operating income for the IOTG operating segment decreased by $28 million, or 24%, in Q1 2015 compared to Q1 2014. The decrease in operating income was primarily driven by continued investment in our cross-Intel architecture and platforms for the Internet of Things market segment.
Software and Services Operating Segments
The revenue and operating income (loss) for the software and services (SSG) operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	Q1 2015	Q1 2014
Net revenue	$534	$553
Operating income (loss)	$3	$8
Net revenue for the SSG operating segments decreased by $19 million in Q1 2015 compared to Q1 2014.
The operating results for the SSG operating segments decreased by $5 million in Q1 2015 compared to Q1 2014.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	Q1 2015	Q1 2014
Research and development (R&D)	$2,995	$2,846
Marketing, general and administrative (MG&A)	$1,953	$2,047
R&D and MG&A as percentage of net revenue	39%	38%
Restructuring and asset impairment charges	$105	$137
Amortization of acquisition-related intangibles	$62	$73
Research and Development. R&D increased by $149 million, or 5%, in Q1 2015 compared to Q1 2014. This increase was driven by higher product development, primarily server and new devices, and higher process development costs for our 10nm process technology.
Marketing, General and Administrative. MG&A decreased by $94 million, or 5%, in Q1 2015 compared to Q1 2014. This decrease was driven by a non-recurring Q1 2014 litigation charge and lower Q1 2015 marketing spending, partially offset by a Q1 2015 donation to the Intel Foundation.
Restructuring and Asset Impairment Charges. Beginning in Q3 2013, management approved several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts, which ceased production in Q1 2015, and the closure of our assembly and test facility in Costa Rica, which ceased production in Q4 2014. These targeted reductions will enable us to better align our resources in areas providing the greatest benefit in the current business environment. We expect these actions to be substantially complete by the end of 2015.
Restructuring and asset impairment charges for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2015	Mar 29, 2014
Employee severance and benefit arrangements	$99	$137
Asset impairments and other restructuring charges	6	—
Total restructuring and asset impairment charges	$105	$137
Restructuring and asset impairment activity for Q1 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$121	$11	$132
Additional accruals	99	7	106
Adjustments	—	(1)	(1)
Cash payments	(82)	(4)	(86)
Non-cash settlements	—	(2)	(2)
Accrued restructuring balance as of March 28, 2015	$138	$11	$149
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Most of the accrued restructuring balance as of March 28, 2015 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions that were approved in 2015 impacted approximately 1,400 employees. Since Q3 2013, we have incurred a total of $640 million in restructuring and asset impairment charges. These charges included a total of $565 million related to employee severance and benefit arrangements for approximately 9,000 employees, and $75 million in asset impairment charges and other restructuring charges.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $700 million, which will be realized within R&D, cost of sales, and MG&A. We began to realize these savings in Q4 2013 and expect to fully realize these savings beginning in Q3 2015.
Gains (Losses) on Equity Investments and Interest and Other
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

(In Millions)	Q1 2015	Q1 2014
Gains (losses) on equity investments, net	$32	$48
Interest and other, net	$26	$112
We recognized lower net gains on equity investments in Q1 2015 compared to net gains in Q1 2014 primarily due to lower gains on sales and a higher losses on equity method investments, partially offset by higher other gains.
We recognized lower interest and other, net gains in Q1 2015 compared to Q1 2014 primarily due to the gain recognized in Q1 2014 on the divestiture of our Intel Media assets.
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q1 2015	Q1 2014
Income before taxes	$2,673	$2,670
Provision for taxes	$681	$740
Effective tax rate	25.5%	27.7%
The majority of the change in our effective tax rate between Q1 2015 and Q1 2014 was driven by a higher percentage of our profits generated in lower tax jurisdictions.
Liquidity and Capital Resources

(Dollars in Millions)	Mar 28, 2015	Dec 27, 2014
Cash and cash equivalents, short-term investments, and trading assets	$14,118	$14,054
Other long-term investments	$1,675	$2,023
Loans receivable and other	$1,297	$1,285
Reverse repurchase agreements with original maturities greater than approximately three months	$450	$450
Short-term and long-term debt	$13,233	$13,711
Temporary equity	$908	$912
Debt as percentage of permanent stockholders’ equity	24.1%	24.5%
In summary, our cash flows for each period were as follows:

(In Millions)	Q1 2015	Q1 2014
Net cash provided by operating activities	$4,415	$3,501
Net cash used for investing activities	(449)	(2,749)
Net cash used for financing activities	(2,274)	(1,650)
Effect of exchange rate fluctuations on cash and cash equivalents	(9)	1
Net increase (decrease) in cash and cash equivalents	$1,683	$(897)

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For Q1 2015 compared to Q1 2014, the $914 million increase in cash provided by operations was due to changes in working capital and higher net income. Changes in assets and liabilities as of March 28, 2015, compared to December 27, 2014, included a decrease in accounts receivable due to lower sales in Q1 2015 and a decrease in accrued compensation and benefits due to the payout of 2014 profit-dependent compensation.
For Q1 2015, our three largest customers accounted for 42% of net revenue (42% for Q1 2014) with Hewlett-Packard Company accounting for 17% of our net revenue (15% for Q1 2014), Dell Inc. accounting for 14% of our net revenue (15% for Q1 2014), and Lenovo Group Limited accounting for 11% of our net revenue (12% for Q1 2014). These three customers accounted for 36% of net accounts receivable as of March 28, 2015 (43% as of December 27, 2014).
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for Q1 2015 compared to Q1 2014. Cash used for investing activities decreased primarily due to a decrease in purchases of available-for-sale investments and trading assets, an increase in maturities and sales of trading assets, and lower additions to property, plant and equipment, partially offset by a decrease in maturities and sales of available-for-sale investments.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
The increase in cash used for financing activities for Q1 2015 compared to Q1 2014 was primarily due to an increase in short-term debt repayments and an increase in repurchases of common stock under our authorized common stock repurchase program.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of March 28, 2015, cash and cash equivalents, short-term investments, and trading assets totaled $14.1 billion ($14.1 billion as of December 27, 2014). In addition to the $14.1 billion, we have $1.7 billion of other long-term investments, $1.3 billion of loans receivable and other, and $450 million of reverse repurchase agreements with original maturities greater than approximately three months, that we include when assessing our sources of liquidity. A substantial majority of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Another potential source of liquidity is an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, which was fully available for use as of March 28, 2015. This ongoing authorization includes borrowings under our commercial paper program. Maximum borrowings under our commercial paper program were $900 million during Q1 2015. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of March 28, 2015. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 28, 2015, $10.7 billion of our $14.1 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $10.7 billion held by our non-U.S. subsidiaries, approximately $825 million was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of March 28, 2015. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Marketable Debt Instruments
As of March 28, 2015, our assets measured and recorded at fair value on a recurring basis included $14.7 billion of marketable debt instruments. Of these instruments, $5.5 billion was classified as Level 1, $9.2 billion as Level 2, and $89 million as Level 3.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $9.2 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 50% was classified as Level 2 due to the use of a discounted cash flow model performed by us and approximately 50% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of March 28, 2015, our assets measured and recorded at fair value on a recurring basis included $648 million of loans receivable and $238 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of March 28, 2015, our assets measured and recorded at fair value on a recurring basis included $6.5 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2014. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of March 28, 2015 and December 27, 2014. Actual results may differ materially.
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
As of March 28, 2015, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.6 billion ($7.1 billion as of December 27, 2014). Substantially all of our marketable equity investments portfolio as of March 28, 2015, was concentrated in our investment in ASML Holding N.V. of $6.3 billion ($6.9 billion as of December 27, 2014). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $2.0 billion, based on the value as of March 28, 2015 (a decrease in value of approximately $2.1 billion, based on the value as of December 27, 2014 using an assumed decline of 30%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.8 billion as of March 28, 2015 ($1.8 billion as of December 27, 2014). The carrying amount of our non-marketable equity method investments was $1.6 billion as of March 28, 2015 ($1.4 billion as of December 27, 2014). The majority of our non-marketable equity method investments balance as of March 28, 2015 was concentrated in our IM Flash Technologies, LLC (IMFT) and Cloudera, Inc. (Cloudera) investments of $786 million and $278 million, respectively ($713 million and $280 million for IMFT and Cloudera, respectively, as of December 27, 2014).

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 27, 2014, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2014 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. As of March 28, 2015, $11.6 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our publicly announced stock repurchase plan during the first three months of 2015 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
December 28, 2014 – January 24, 2015	10.6	$36.47	$12,005
January 25, 2015 – February 21, 2015	10.7	$33.81	$11,643
February 22, 2015 – March 28, 2015	—	$—	$11,643
Total	21.3	$35.14
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
During the fourth quarter of 2014, we entered into a stock repurchase agreement, a portion of which was executed as a forward contract. We received collateral from the counterparty for the value attributable to the forward portion of this contract and invested the collateral into permitted investments considered restricted from other uses. As of December 27, 2014, $325 million of collateral, which approximates fair value, was recorded as both a current asset and current liability on the consolidated condensed balance sheet. The full amount of the collateral was returned to the counterparty during the first quarter of 2015 when the contract settled.
For further discussion, see "Note 14: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
10.1**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Director RSU program)					X
10.2**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Director OSU program)					X
10.3**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Executive RSU program)					X
10.4**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Executive OSU program)					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
 Intel, Intel logo, Intel Atom, Intel Core, Intel vPro, Intel Xeon and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 27, 2015	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer