Form 10-Q
period 2015-06-27
INTEL CORP
filed 2015-07-27
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 17, 2015
Common stock, $0.001 par value	4,754 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Net revenue	$13,195	$13,831	$25,976	$26,595
Cost of sales	4,947	4,914	9,998	10,065
Gross margin	8,248	8,917	15,978	16,530
Research and development	3,087	2,859	6,082	5,705
Marketing, general and administrative	1,949	2,061	3,902	4,108
Restructuring and asset impairment charges	248	81	353	218
Amortization of acquisition-related intangibles	68	72	130	145
Operating expenses	5,352	5,073	10,467	10,176
Operating income	2,896	3,844	5,511	6,354
Gains (losses) on equity investments, net	100	95	132	143
Interest and other, net	(13)	(17)	13	95
Income before taxes	2,983	3,922	5,656	6,592
Provision for taxes	277	1,126	958	1,866
Net income	$2,706	$2,796	$4,698	$4,726
Basic earnings per share of common stock	$0.57	$0.56	$0.99	$0.95
Diluted earnings per share of common stock	$0.55	$0.55	$0.96	$0.92
Cash dividends declared per share of common stock	$—	$—	$0.48	$0.45
Weighted average shares of common stock outstanding:
Basic	4,759	4,981	4,750	4,977
Diluted	4,909	5,123	4,912	5,120
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Net income	$2,706	$2,796	$4,698	$4,726
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	428	(9)	86	(86)
Change in deferred tax asset valuation allowance	(5)	(2)	(8)	(4)
Change in net unrealized holding gains (losses) on derivatives	136	(3)	47	11
Change in net prior service (costs) credits	2	(1)	4	(43)
Change in actuarial valuation	7	7	19	5
Change in net foreign currency translation adjustment	9	(28)	(169)	(6)
Other comprehensive income (loss)	577	(36)	(21)	(123)
Total comprehensive income	$3,283	$2,760	$4,677	$4,603
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Jun 27, 2015	Dec 27, 2014
Assets
Current assets:
Cash and cash equivalents	$4,454	$2,561
Short-term investments	2,606	2,430
Trading assets	6,810	9,063
Accounts receivable, net	3,860	4,427
Inventories	4,818	4,273
Deferred tax assets	1,895	1,958
Other current assets	2,267	3,018
Total current assets	26,710	27,730

Property, plant and equipment, net of accumulated depreciation of $49,645 ($46,471 as of December 27, 2014)	32,683	33,238
Marketable equity securities	7,208	7,097
Other long-term investments	1,727	2,023
Goodwill	11,037	10,861
Identified intangible assets, net	4,226	4,446
Other long-term assets	6,901	6,561
Total assets	$90,492	$91,956

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$1,118	$1,604
Accounts payable	2,359	2,748
Accrued compensation and benefits	2,572	3,475
Accrued advertising	1,021	1,092
Deferred income	2,082	2,205
Other accrued liabilities	4,377	4,895
Total current liabilities	13,529	16,019

Long-term debt	12,116	12,107
Long-term deferred tax liabilities	3,251	3,775
Other long-term liabilities	2,996	3,278
Contingencies (Note 21)
Temporary equity	905	912
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,755 issued and 4,753 outstanding (4,752 issued and 4,748 outstanding as of December 27, 2014)	22,625	21,781
Accumulated other comprehensive income (loss)	645	666
Retained earnings	34,425	33,418
Total stockholders’ equity	57,695	55,865
Total liabilities, temporary equity, and stockholders’ equity	$90,492	$91,956
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	Jun 27, 2015	Jun 28, 2014
Cash and cash equivalents, beginning of period	$2,561	$5,674
Cash flows provided by (used for) operating activities:
Net income	4,698	4,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,825	3,600
Share-based compensation	700	586
Restructuring and asset impairment charges	353	218
Excess tax benefit from share-based payment arrangements	(133)	(65)
Amortization of intangibles	465	577
(Gains) losses on equity investments, net	(85)	(90)
Deferred taxes	(725)	(206)
Changes in assets and liabilities:
Accounts receivable	573	89
Inventories	(489)	235
Accounts payable	(304)	(103)
Accrued compensation and benefits	(1,304)	(813)
Income taxes payable and receivable	(59)	88
Other assets and liabilities	340	112
Total adjustments	3,157	4,228
Net cash provided by operating activities	7,855	8,954

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,792)	(5,517)
Acquisitions, net of cash acquired	(524)	(137)
Purchases of available-for-sale investments	(1,255)	(5,113)
Sales of available-for-sale investments	109	409
Maturities of available-for-sale investments	1,659	5,555
Purchases of trading assets	(5,291)	(6,825)
Maturities and sales of trading assets	7,639	5,544
Collection of loans receivable	166	17
Investments in non-marketable equity investments	(558)	(1,115)
Other investing	103	167
Net cash used for investing activities	(1,744)	(7,015)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(492)	(267)
Excess tax benefit from share-based payment arrangements	133	65
Proceeds from sales of common stock through employee equity incentive plans	474	1,005
Repurchase of common stock	(1,447)	(2,625)
Restricted stock unit withholdings	(399)	(299)
Payment of dividends to stockholders	(2,283)	(2,245)
Collateral associated with repurchase of common stock	325	—
Decrease in liability due to return of collateral associated with repurchase of common stock	(325)	—
Other financing	(205)	(199)
Net cash used for financing activities	(4,219)	(4,565)

Effect of exchange rate fluctuations on cash and cash equivalents	1	1

Net increase (decrease) in cash and cash equivalents	1,893	(2,625)

Cash and cash equivalents, end of period	$4,454	$3,049

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$80	$90
Income taxes, net of refunds	$1,699	$1,935
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on June 5, 2015. We have reclassified certain prior period amounts to conform to current period presentation.
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2016 is a 53-week fiscal year, and the first quarter of 2016 will be a 14-week quarter.
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the SEC on June 5, 2015.
Note 2: Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.
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

	June 27, 2015				December 27, 2014
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$7	$898	$—	$905	$—	$48	$—	$48
Financial institution instruments	93	2,143	—	2,236	321	1,119	—	1,440
Government debt	—	103	—	103	—	—	—	—
Reverse repurchase agreements	—	318	—	318	—	268	—	268
Short-term investments:
Corporate debt	342	607	27	976	363	412	31	806
Financial institution instruments	71	1,054	—	1,125	149	1,050	—	1,199
Government debt	162	343	—	505	252	173	—	425
Trading assets:
Asset-backed securities	—	533	32	565	—	766	58	824
Corporate debt	1,782	615	—	2,397	2,625	339	—	2,964
Financial institution instruments	855	649	—	1,504	1,146	613	—	1,759
Government debt	1,025	1,319	—	2,344	1,295	2,221	—	3,516
Other current assets:
Derivative assets	—	485	1	486	—	559	2	561
Loans receivable	—	28	—	28	—	505	—	505
Marketable equity securities	7,103	105	—	7,208	7,097	—	—	7,097
Other long-term investments:
Asset-backed securities	—	1	5	6	—	2	4	6
Corporate debt	395	676	12	1,083	453	728	13	1,194
Financial institution instruments	254	269	—	523	189	319	—	508
Government debt	65	50	—	115	75	240	—	315
Other long-term assets:
Derivative assets	—	58	16	74	—	35	22	57
Loans receivable	—	464	—	464	—	216	—	216
Total assets measured and recorded at fair value	12,154	10,718	93	22,965	13,965	9,613	130	23,708
Liabilities
Other accrued liabilities:
Derivative liabilities	—	398	6	404	—	563	—	563
Other long-term liabilities:
Derivative liabilities	—	21	—	21	—	17	—	17
Total liabilities measured and recorded at fair value	$—	$419	$6	$425	$—	$580	$—	$580
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first six months of 2015, we transferred corporate debt, government debt, and financial institution instruments of approximately $1.1 billion from Level 1 to Level 2 of the fair value hierarchy and approximately $428 million from Level 2 to Level 1 ($365 million of corporate debt, financial institution instruments, government debt, and marketable equity securities from Level 1 to Level 2 and $345 million of corporate debt, government debt, and financial institution instruments from Level 2 to Level 1 during the first six months of 2014). Most of these transfers were based on changes in market activity for the underlying securities. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Investments in Debt Instruments
Debt instruments reflected in the preceding table include investments such as asset-backed securities, corporate debt, financial institution instruments, government debt, and reverse repurchase agreements classified as cash equivalents. We classify our debt instruments as Level 2 when we use observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price the debt instruments using our own models, such as a discounted cash flow model, or non-binding market consensus prices based on the proprietary valuation models of pricing providers or brokers. When we use non-binding market consensus prices, we corroborate them with quoted market prices for similar instruments or compare them to output from internally-developed pricing models such as a discounted cash flow model. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar instruments; and the internal assumptions of pricing providers or brokers that use observable market inputs and unobservable market inputs that we consider to be not significant. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. All significant inputs are derived from or corroborated with observable market data.
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
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of June 27, 2015, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by gains or losses on the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairments. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairments recognized on non-marketable equity investments held as of June 27, 2015 were $41 million during the second quarter of 2015 and $79 million during the first six months of 2015 ($37 million during the second quarter of 2014 and $75 million during the first six months of 2014 on non-marketable equity investments held as of June 28, 2014).

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

	June 27, 2015
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$765	$—	$767	$—	$767
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,890	$—	$—	$2,993	$2,993
Reverse repurchase agreements	$450	$—	$450	$—	$450
Short-term debt	$1,095	$—	$1,517	$—	$1,517
Long-term debt	$12,116	$8,068	$4,275	$—	$12,343
NVIDIA Corporation cross-license agreement liability	$197	$—	$200	$—	$200

	December 27, 2014
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$676	$—	$679	$—	$679
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,769	$—	$—	$2,599	$2,599
Reverse repurchase agreements	$450	$—	$450	$—	$450
Short-term debt	$1,588	$—	$2,145	$—	$2,145
Long-term debt	$12,107	$11,467	$1,309	$—	$12,776
NVIDIA Corporation cross-license agreement liability	$395	$—	$399	$—	$399
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of June 27, 2015 and December 27, 2014, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $492 million as of June 27, 2015 ($721 million as of December 27, 2014). The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 for the majority of our loans receivable and reverse repurchase agreements as of June 27, 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

As of June 27, 2015 and December 27, 2014, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. We measure the fair value of our non-marketable cost method investments as close to the end of the period as feasible.
The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures due 2039 (2009 debentures). During the second quarter of 2015, the 2009 debentures were classified as short-term debt on the consolidated condensed balance sheets and convertible at the option of the holder during the third quarter of 2015. For further information, see the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the SEC on June 5, 2015. Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes are classified as Level 1 when we use quoted prices in active markets and Level 2 when the quoted prices are from less active markets. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes, and is therefore classified as Level 2.
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011, pursuant to which we agreed to make payments to NVIDIA over six years. As of June 27, 2015 the carrying amount of the liability arising from the agreement was classified within other accrued liabilities based on the expected timing of the underlying payments ($200 million in January 2016 treated as cash used for financing activities). As of December 27, 2014, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments ($200 million in each of January 2015 and 2016 treated as cash used for financing activities). The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 4: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Jun 27, 2015	Dec 27, 2014
Available-for-sale investments	$14,785	$13,038
Cash	892	805
Equity method investments	1,615	1,446
Loans receivable	742	971
Non-marketable cost method investments	1,890	1,769
Reverse repurchase agreements	768	718
Trading assets	6,810	9,063
Total cash and investments	$27,502	$27,810
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	June 27, 2015				December 27, 2014
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$8	$—	$(2)	$6	$8	$—	$(2)	$6
Corporate debt	2,951	18	(5)	2,964	2,040	13	(5)	2,048
Financial institution instruments	3,884	1	(1)	3,884	3,146	2	(1)	3,147
Government debt	722	1	—	723	741	—	(1)	740
Marketable equity securities	3,302	3,911	(5)	7,208	3,318	3,779	—	7,097
Total available-for-sale investments	$10,867	$3,931	$(13)	$14,785	$9,253	$3,794	$(9)	$13,038
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of June 27, 2015 and December 27, 2014.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, see "Note 20: Other Comprehensive Income (Loss)."
During the second quarter of 2015, we sold available-for-sale investments for proceeds of $66 million, none of which was related to sales of cash and cash equivalents ($594 million in the second quarter of 2014, of which $273 million related to sales of cash and cash equivalents). During the first six months of 2015, we sold available-for-sale investments for proceeds of $109 million, none of which was related to sales of cash and cash equivalents ($873 million in the first six months of 2014 of which $378 million related to sales of cash and cash equivalents). The gross realized gains on sales of available-for-sale investments were $43 million in the second quarter of 2015 and $85 million in the first six months of 2015 ($69 million in the second quarter of 2014 and $136 million in the first six months of 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of June 27, 2015, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$5,717	$5,732
Due in 1–2 years	933	933
Due in 2–5 years	789	789
Instruments not due at a single maturity date	126	123
Total	$7,565	$7,577
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
As of June 27, 2015, we own a 49% interest in IMFT. The carrying value of our investment was $835 million as of June 27, 2015 ($713 million as of December 27, 2014) and is classified within other long-term assets.
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $105 million in the second quarter of 2015 and approximately $200 million in the first six months of 2015 (approximately $100 million in the second quarter of 2014 and approximately $205 million in the first six months of 2014). The amount due to IMFT for product purchases and services provided was approximately $65 million as of June 27, 2015 (approximately $60 million as of December 27, 2014).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $835 million as of June 27, 2015. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of June 27, 2015. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.
Cloudera, Inc.
During 2014, we invested in Cloudera, Inc. (Cloudera). Our fully-diluted ownership interest in Cloudera is 17% as of June 27, 2015. Our investment is accounted for under the equity and cost methods of accounting based on the rights associated with different securities we own, and is classified within other long-term assets. The carrying value of our equity method investment was $278 million and of our cost method investment was $454 million as of June 27, 2015 ($280 million for our equity method investment and $454 million for our cost method investment as of December 27, 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Trading Assets
As of June 27, 2015 and December 27, 2014, substantially all of our trading assets were marketable debt instruments. Net gains related to trading assets still held at the reporting date were $48 million in the second quarter of 2015 and net losses were $85 million in the first six months of 2015 (net losses of $11 million in the second quarter of 2014 and net gains of $54 million in the first six months of 2014). Net losses on the related derivatives were $45 million in the second quarter of 2015 and net gains were $81 million in the first six months of 2015 (net gains of $9 million in the second quarter of 2014 and net losses of $56 million in the first six months of 2014).
Investment in Tsinghua Unigroup Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for smartphones. We have also agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of a holding company under Tsinghua Unigroup. Subsequent to the end of the second quarter of 2015 and prior to the filing of this Form 10-Q, we invested approximately $1.0 billion to complete the first phase of the equity investment. Despite our 20% equity ownership, we have determined we will not have significant influence over the company and, therefore, we will account for our interest using the cost method of accounting. Subject to regulatory approvals and other closing conditions, the second phase of the investment will require additional funding of approximately $500 million. This phase of the investment will allow us to maintain a 20% equity ownership.
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

(In Millions)	Jun 27, 2015	Dec 27, 2014
Raw materials	$490	$462
Work in process	2,668	2,375
Finished goods	1,660	1,436
Total inventories	$4,818	$4,273
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Currency Exchange Rate Risk
We are exposed to currency exchange rate risk, and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the euro, the Chinese yuan, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in the fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. We may also hedge currency risk arising from funding foreign currency denominated forecasted investments. These programs reduce, but do not eliminate, the impact of currency exchange movements.
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

•
Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and hedges of non-U.S.-dollar-denominated loans receivable are recognized at fair value. The substantial majority of these mature within 12 months. Changes in the functional currency equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in the fair value of the related derivatives. We record net gains or losses in the line item on the consolidated condensed statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on equity investments, net.

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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jun 27, 2015	Dec 27, 2014	Jun 28, 2014
Currency forwards	$12,051	$15,578	$12,212
Currency interest rate swaps	4,789	5,446	4,908
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,006	1,347	1,318
Total return swaps	1,107	1,056	1,040
Other	72	49	61
Total	$22,625	$27,076	$23,139
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Jun 27, 2015	Dec 27, 2014	Jun 28, 2014
Chinese yuan	$3,380	$3,097	$1,498
Euro	6,193	7,486	5,942
Israeli shekel	1,632	2,489	1,995
Japanese yen	2,846	3,779	3,188
Other	2,789	4,173	4,497
Total	$16,840	$21,024	$17,120
During the fourth quarter of 2014, we entered into $1.5 billion of forward contracts to hedge our anticipated equity funding of the Tsinghua Unigroup investment. The hedges were designated as cash flow hedges and the related gains and losses attributable to changes in the spot rates will be recognized in accumulated other comprehensive income (loss) until the Tsinghua Unigroup shares are either disposed of or impaired. As the shares are either disposed of or impaired, we will reclassify the gains or losses from accumulated other comprehensive income (loss) to gains (losses) on equity investments, net as an offset to the gain or loss recognized for the share disposal or impairment. Hedge gains and losses attributable to changes in the forward rates will be recognized in interest and other, net. During the second quarter of 2015, we discontinued cash flow hedge accounting treatment for $478 million of forward contracts since we could no longer assert that funding is probable to occur within the initially specified timeline. Hedge losses accumulated in other comprehensive income related to these de-designated forward contracts are insignificant.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	June 27, 2015				December 27, 2014
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$50	$4	$276	$4	$6	$1	$497	$9
Total derivatives designated as hedging instruments	50	4	276	4	6	1	497	9
Derivatives not designated as hedging instruments:
Currency forwards	89	—	83	—	207	—	44	—
Currency interest rate swaps	344	54	35	—	344	34	7	—
Embedded debt derivatives	—	—	—	17	—	—	4	8
Interest rate swaps	1	—	4	—	3	—	11	—
Other	2	16	6	—	1	22	—	—
Total derivatives not designated as hedging instruments	436	70	128	17	555	56	66	8
Total derivatives	$486	$74	$404	$21	$561	$57	$563	$17

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

	June 27, 2015
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$540	$—	$540	$(293)	$(178)	$69
Reverse repurchase agreements	768	—	768	—	(768)	—
Total assets	1,308	—	1,308	(293)	(946)	69
Liabilities:
Derivative liabilities subject to master netting arrangements	413	—	413	(293)	(48)	72
Total liabilities	$413	$—	$413	$(293)	$(48)	$72

	December 27, 2014
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$559	$—	$559	$(365)	$(78)	$116
Reverse repurchase agreements	718	—	718	—	(718)	—
Total assets	1,277	—	1,277	(365)	(796)	116
Liabilities:
Derivative liabilities subject to master netting arrangements	559	—	559	(365)	(80)	114
Total liabilities	$559	$—	$559	$(365)	$(80)	$114

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Currency forwards	$29	$5	$(200)	$40
Other	—	(1)	—	(3)
Total	$29	$4	$(200)	$37
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
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Currency forwards	Interest and other, net	$4	$(7)	$(14)	$(22)
Currency interest rate swaps	Interest and other, net	(50)	26	203	(28)
Interest rate swaps	Interest and other, net	1	(4)	(5)	(4)
Total return swaps	Various	11	45	42	58
Other	Various	(5)	1	(14)	2
Total		$(39)	$61	$212	$6
Note 7: Acquisitions
During the first six months of 2015, we completed three acquisitions qualifying as business combinations in exchange for acquisition date consideration of $571 million, most of which was cash consideration. Substantially all of the consideration was allocated to goodwill, acquisition-related developed technology, and acquisition-related customer relationships. Included in these acquisitions is our acquisition of Lantiq Semiconductor (Lantiq), intended to extend Intel's success in cable home gateways into DSL and fiber markets. We acquired Lantiq in the second quarter of 2015 for acquisition date cash consideration of $383 million, most of which was allocated to goodwill, acquisition-related developed technology, and acquisition-related customer relationships. The operating results of Lantiq are included in our Client Computing Group operating segment.
The completed acquisitions in the first six months of 2015, both individually and in the aggregate, were not significant to our results of operations. For information on goodwill by operating segment, see “Note 8: Goodwill” and for information on the classification of intangible assets, see "Note 9: Identified Intangible Assets."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Pending Acquisition of Altera Corporation
During the second quarter of 2015, we entered into a definitive agreement to acquire Altera Corporation (Altera) in an all-cash transaction expected to close within six to nine months from the date of the agreement. Upon completion of the acquisition, each outstanding share of Altera common stock and, subject to certain exceptions, each share of Altera common stock underlying vested stock option awards, restricted stock unit awards and performance-based restricted stock unit awards will be converted into the right to receive $54.00 per share in cash, without interest. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. This transaction is subject to certain regulatory approvals and customary closing conditions, including the approval of Altera's stockholders.
Note 8: Goodwill
Goodwill activity for the first six months of 2015 was as follows:

(In Millions)	Dec 27, 2014	Acquisitions	Currency Exchange and Other	Jun 27, 2015
Client Computing Group	$3,708	$144	$—	$3,852
Data Center Group	2,376	—	—	2,376
Internet of Things Group	428	—	—	428
Software and services operating segments	4,236	—	(155)	4,081
All other	113	187	—	300
Total	$10,861	$331	$(155)	$11,037
During the first quarter of 2015, we combined the PC Client Group and the Mobile and Communications Group to create the Client Computing Group. All prior-period amounts have been retrospectively adjusted to reflect our new organizational structure. For further information, see "Note 22: Operating Segments Information."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	June 27, 2015
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$3,074	$(2,347)	$727
Acquisition-related customer relationships	1,750	(1,093)	657
Acquisition-related trade names	61	(53)	8
Licensed technology and patents	3,089	(1,225)	1,864
Identified intangible assets subject to amortization	7,974	(4,718)	3,256
Acquisition-related trade names	767	—	767
Other intangible assets	203	—	203
Identified intangible assets not subject to amortization	970	—	970
Total identified intangible assets	$8,944	$(4,718)	$4,226

	December 27, 2014
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$3,009	$(2,192)	$817
Acquisition-related customer relationships	1,698	(1,001)	697
Acquisition-related trade names	61	(49)	12
Licensed technology and patents	3,153	(1,224)	1,929
Identified intangible assets subject to amortization	7,921	(4,466)	3,455
Acquisition-related trade names	788	—	788
Other intangible assets	203	—	203
Identified intangible assets not subject to amortization	991	—	991
Total identified intangible assets	$8,912	$(4,466)	$4,446
Amortization expenses, with presentation location on the consolidated condensed statements of income, for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Acquisition-related developed technology	Cost of sales	$75	$147	$195	$293
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	66	69	126	139
Acquisition-related trade names	Amortization of acquisition-related intangibles	2	3	4	6
Licensed technology and patents	Cost of sales	71	71	140	139
Total amortization expenses		$214	$290	$465	$577
Based on identified intangible assets that are subject to amortization as of June 27, 2015, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2015	2016	2017	2018	2019
Acquisition-related developed technology	$147	$256	$107	$86	$77
Acquisition-related customer relationships	131	234	148	45	27
Acquisition-related trade names	5	3	—	—	—
Licensed technology and patents	137	264	221	179	179
Total future amortization expenses	$420	$757	$476	$310	$283

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Jun 27, 2015	Dec 27, 2014
Equity method investments	$1,615	$1,446
Non-marketable cost method investments	1,890	1,769
Non-current deferred tax assets	597	622
Pre-payments for property, plant and equipment	490	636
Loans receivable	464	416
Grants receivable	490	312
Reverse repurchase agreements	350	350
Other	1,005	1,010
Total other long-term assets	$6,901	$6,561
During the first six months of 2015, we received and transferred $199 million of equipment from other long-term assets to property, plant and equipment. Substantially all of the equipment was prepaid in 2012 and 2013. We recognized the pre-payments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 11: Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges by program for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
2015 restructuring program	$250	$—	$250	$—
2013 restructuring program	(2)	81	103	218
Total restructuring and asset impairment charges	$248	$81	$353	$218
2015 Restructuring Program
Beginning in the second quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions, as we adjusted resources from areas of disinvestment to areas of investment.
Restructuring and asset impairment charges for the 2015 restructuring program of $250 million for the first six months of 2015 were all related to employee severance and benefit arrangements.

Restructuring and asset impairment activity for the 2015 restructuring program for the first six months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$—	$—	$—
Additional accruals	250	—	250
Cash payments	(54)	—	(54)
Accrued restructuring balance as of June 27, 2015	$196	$—	$196
We recorded the additional accruals as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Substantially all of the accrued restructuring balance as of June 27, 2015 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions that were approved in the second quarter of 2015 related to this program impacted approximately 3,500 employees.
2013 Restructuring Program
Beginning in the third quarter of 2013, management approved and commenced implementation of several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts, which ceased production in the first quarter of 2015, and the closure of our assembly and test facility in Costa Rica, which ceased production in the fourth quarter of 2014. These targeted reductions will enable us to better align our resources in areas providing the greatest benefit in the current business environment. We expect these actions to be substantially complete by the end of 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restructuring and asset impairment charges for the 2013 restructuring program for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Employee severance and benefit arrangements	$(3)	$72	$96	$209
Asset impairments and other restructuring charges	1	9	7	9
Total restructuring and asset impairment charges	$(2)	$81	$103	$218
Restructuring and asset impairment activity for the 2013 restructuring program for the first six months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$121	$11	$132
Additional accruals	99	8	107
Adjustments	(3)	(1)	(4)
Cash payments	(135)	(13)	(148)
Non-cash settlements	—	(2)	(2)
Accrued restructuring balance as of June 27, 2015	$82	$3	$85
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Most of the accrued restructuring balance as of June 27, 2015 is expected to be paid by the end of 2015 and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 1,300 employees. Since the third quarter of 2013, we have incurred a total of $638 million in restructuring and asset impairment charges related to this program. These charges included a total of $562 million related to employee severance and benefit arrangements for approximately 8,900 employees, and $76 million in asset impairment charges and other restructuring charges.
Note 12: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Jun 27, 2015	Dec 27, 2014
Deferred income on shipments of components to distributors	$853	$944
Deferred income from software and services	1,229	1,261
Current deferred income	2,082	2,205
Non-current deferred income from software and services	434	483
Total deferred income	$2,516	$2,688
We classify non-current deferred income from software and services within other long-term liabilities on the consolidated condensed balance sheets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 13: Borrowings
Short-Term Debt
Our short-term debt at the end of each period was as follows:

(In Millions)	Jun 27, 2015	Dec 27, 2014
Drafts payable	$23	$16
Commercial paper	—	500
Current portion of long-term debt	1,095	1,088
Short-term debt	$1,118	$1,604
The 2009 debentures are convertible, subject to certain conditions. Holders can surrender the 2009 debentures for conversion if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter.
During the second quarter of 2015, the closing stock price conversion right condition of the 2009 debentures was met and the debentures will be convertible at the option of the holders during the third quarter of 2015. As a result of the conversion period during the third quarter of 2015, the $1.1 billion carrying amount of the 2009 debentures remained classified as short-term debt on our consolidated condensed balance sheet as of June 27, 2015. The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $905 million remained classified as temporary equity on our consolidated condensed balance sheet as of June 27, 2015. In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and temporary equity would be reclassified to stockholders’ equity on our consolidated condensed balance sheet.
Long-Term Debt
Our long-term debt at the end of each period was as follows:

(In Millions)	Jun 27, 2015	Dec 27, 2014
2012 Senior notes due 2017 at 1.35%	$2,998	$2,998
2012 Senior notes due 2022 at 2.70%	1,495	1,495
2012 Senior notes due 2032 at 4.00%	744	744
2012 Senior notes due 2042 at 4.25%	924	924
2011 Senior notes due 2016 at 1.95%	1,499	1,499
2011 Senior notes due 2021 at 3.30%	1,997	1,997
2011 Senior notes due 2041 at 4.80%	1,490	1,490
2009 Junior subordinated convertible debentures due 2039 at 3.25%	1,095	1,088
2005 Junior subordinated convertible debentures due 2035 at 2.95%	969	960
Total long-term debt	13,211	13,195
Less: current portion of long-term debt	(1,095)	(1,088)
Long-term debt	$12,116	$12,107
On July 22, 2015, we announced the offering and pricing of senior unsecured notes for an aggregate principal amount of $7.0 billion, including $1.75 billion of 2.45% notes due 2020, $1.0 billion of 3.10% notes due 2022, $2.25 billion of 3.70% notes due 2025 and $2.0 billion of 4.90% notes due 2045. The offering is expected to close on July 29, 2015, subject to customary closing conditions. We expect the net proceeds from the sale of the notes to be approximately $6.98 billion, before expenses but after deducting the underwriting discount. We intend to use the net proceeds of the offering to fund a portion of the cash consideration for our acquisition of Altera. If the Altera acquisition does not close for any reason, the net proceeds of the offering will be used for general corporate purposes, which may include refinancing of indebtedness, with the exception of the 2025 and 2045 notes, which are subject to special mandatory redemption at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest in the event that our acquisition of Altera is not consummated by, or the merger agreement is terminated before, December 31, 2016.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We intend to finance the acquisition of Altera, see "Note 7: Acquisitions", through a combination of $7.0 billion to $9.0 billion in long-term debt, including the notes described in the previous paragraph, and the remainder with commercial paper and cash and investments. The timing, amount and terms of any additional long-term debt financing are subject to market and other conditions.
For information on our existing debt instruments, see the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the SEC on June 5, 2015.
Note 14: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
During May 2015, stockholders approved an extension of the expiration date of the 2006 Equity Incentive Plan to June 2018 and approved an additional 34 million shares for issuance. As of June 27, 2015, 256 million shares of common stock remained available for future grant under the 2006 Equity Incentive Plan through June 2018.
During May 2015, stockholders approved an extension of the expiration date of the 2006 Stock Purchase Plan to August 2021. The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. As of June 27, 2015, 189 million shares of common stock remained available for issuance under the 2006 Stock Purchase Plan through August 2021.
Share-Based Compensation
Share-based compensation expense was $332 million in the second quarter of 2015 and $700 million in the first six months of 2015 ($303 million in the second quarter of 2014 and $586 million in the first six months of 2014).

Restricted Stock Unit Awards
We estimate the fair value of restricted stock unit awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our shares of common stock prior to vesting. We estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant (no market-based restricted stock units were granted in the second quarter of 2015). We based the weighted average estimated value of restricted stock unit grants, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	Three Months Ended		Six Months Ended
	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Estimated values	$30.33	$24.81	$31.76	$24.91
Risk-free interest rate	0.6%	0.5%	0.6%	0.5%
Dividend yield	2.9%	3.4%	2.9%	3.4%
Volatility	n/a	22%	27%	23%
Restricted stock unit activity in the first six months of 2015 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 27, 2014	119.4	$23.89
Granted	40.5	$31.76
Vested	(42.3)	$23.32
Forfeited	(3.9)	$24.89
June 27, 2015	113.7	$26.87

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The aggregate fair value of awards that vested in the first six months of 2015 was $1.4 billion, which represents the market value of our common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested in first six months of 2015 was $986 million. The number of restricted stock units vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.
As of June 27, 2015, 4.8 million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Stock option activity in the first six months of 2015 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 27, 2014	77.3	$21.30
Exercised	(11.5)	$20.79
Cancelled and forfeited	(0.6)	$23.44
Expired	(0.2)	$21.72
June 27, 2015	65.0	$21.37
Options exercisable as of:
December 27, 2014	54.7	$20.29
June 27, 2015	53.7	$20.81
During the first six months of 2015, the aggregate intrinsic value of stock option exercises was $150 million, which represents the difference between the exercise price and the value of our common stock at the time of exercise. No stock options were granted during the first six months of 2015.
Stock Purchase Plan
Employees purchased 8.1 million shares of common stock in the first six months of 2015 for $234 million (10.7 million shares of common stock in the first six months of 2014 for $212 million) under the 2006 Stock Purchase Plan.
Note 15: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. As of June 27, 2015, $10.9 billion remained available for repurchase under the existing repurchase authorization limit.
During the second quarter of 2015, we repurchased 23.6 million shares of common stock at a cost of $750 million (75.8 million shares of common stock at a cost of $2.2 billion during the second quarter of 2014). During the first six months of 2015, we repurchased 44.9 million shares of common stock at a cost of $1.5 billion (97.9 million shares of common stock at a cost of $2.7 billion in the first six months of 2014). We have repurchased 4.7 billion shares of common stock at a cost of $103 billion since the program began in 1990.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares of common stock issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated condensed financial statements, we also treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the first six months of 2015, we withheld 12.2 million shares of common stock to satisfy $399 million (11.3 million shares of common stock to satisfy $299 million during the first six months of 2014) of employees’ tax obligations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 16: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Share of equity method investee losses, net	$(11)	$(14)	$(59)	$(25)
Impairments	(41)	(37)	(79)	(75)
Gains on sales, net	53	76	99	147
Dividends	47	53	47	53
Other, net	52	17	124	43
Total gains (losses) on equity investments, net	$100	$95	$132	$143
Note 17: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Interest income	$28	$38	$60	$73
Interest expense	(53)	(49)	(95)	(86)
Other, net	12	(6)	48	108
Total interest and other, net	$(13)	$(17)	$13	$95
Interest expense in the preceding table is net of $69 million of interest capitalized in the second quarter of 2015 and $150 million of interest capitalized in the first six months of 2015 ($63 million in the second quarter of 2014 and $140 million in the first six months of 2014).
During the first quarter of 2014, we completed the divestiture of our Intel Media assets. As a result of the transaction, we recognized a gain within "other, net" in the preceding table.
Note 18: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Net income available to common stockholders	$2,706	$2,796	$4,698	$4,726
Weighted average shares of common stock outstanding—basic	4,759	4,981	4,750	4,977
Dilutive effect of employee equity incentive plans	62	68	72	72
Dilutive effect of convertible debt	88	74	90	71
Weighted average shares of common stock outstanding—diluted	4,909	5,123	4,912	5,120
Basic earnings per share of common stock	$0.57	$0.56	$0.99	$0.95
Diluted earnings per share of common stock	$0.55	$0.55	$0.96	$0.92
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
During the second quarter of 2015, we excluded on average 1 million outstanding stock options and restricted stock units from the computation of diluted earnings per common share because these would have been antidilutive (9 million for the second quarter of 2014). During the first six months of 2015, we excluded on average 2 million outstanding stock options and restricted stock units from the computation of diluted earnings per share of common stock because these shares of common stock would have been antidilutive (21 million for the first six months of 2014). These options could potentially be included in the diluted earnings per share of common stock calculation in the future if the average market value of the shares of common stock increases and is greater than the exercise price of these options.
In the second quarter of 2015 and 2014, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.
Note 19: Income Taxes
Our effective income tax rate was 16.9% in the first six months of 2015 compared to 28.3% in the first six months of 2014. The effective rate was positively impacted by the settlement of a one-time refund claim involving asset tax basis resulting in the recognition of a $320 million tax benefit and our decision during the second quarter of 2015 to indefinitely reinvest certain prior years' non-U.S. earnings resulting in the release of $185 million previously accrued U.S. deferred taxes.
Our ending gross unrecognized tax benefits as of June 27, 2015 was $270 million ($577 million as of December 27, 2014).
Note 20: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2015 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 27, 2014	$2,459	$26	$(423)	$(47)	$(1,004)	$(345)	$666
Other comprehensive income (loss) before reclassifications	207	—	(200)	—	—	(186)	(179)
Amounts reclassified out of accumulated other comprehensive income (loss)	(74)	—	253	4	28	—	211
Tax effects	(47)	(8)	(6)	—	(9)	17	(53)
Other comprehensive income (loss)	86	(8)	47	4	19	(169)	(21)
June 27, 2015	$2,545	$18	$(376)	$(43)	$(985)	$(514)	$645

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended		Six Months Ended
Comprehensive Income Components	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$—	$(4)	$—	$(2)	Interest and other, net
	20	62	74	123	Gains (losses) on equity investments, net
	20	58	74	121
Unrealized holding gains (losses) on derivatives:
Currency forwards	(93)	(7)	(136)	(5)	Cost of sales
	(48)	10	(95)	18	Research and development
	(13)	3	(22)	5	Marketing, general and administrative
	(154)	6	(253)	18
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(2)	(1)	(4)	(2)
Actuarial gains (losses)	(14)	(9)	(28)	(19)
	(16)	(10)	(32)	(21)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(150)	$54	$(211)	$118
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the SEC on June 5, 2015.
We estimate that we will reclassify approximately $280 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
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
In January 2015, Intel, Adobe, Apple, and Google reached a second agreement with plaintiffs to settle this lawsuit, which the court preliminarily approved in March 2015. The court held a final fairness hearing in early July 2015, and took the matter under submission. We continue to dispute the plaintiffs’ claims, but have agreed to settle this lawsuit to avoid the uncertainties, expenses, and diversion of resources from continued litigation. Our operating expenses for 2014 reflect accruals for this proceeding and we believe reasonably possible losses in excess of the accrued amount are not material to our financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Shareholder Derivative Litigation regarding High Tech Employee Antitrust Litigation
In March 2014, the Police Retirement System of St. Louis filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, certain current and former members of our Board of Directors, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, alleged antitrust violations, as described in In re High Tech Employee Antitrust Litigation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In September 2014, the court granted our motion to dismiss the consolidated complaint, but granted plaintiffs leave to amend. Plaintiffs filed an amended complaint in February 2015 and Intel moved to dismiss the amended complaint in March 2015. A hearing on the motion was held in June 2015 and we are awaiting the court's decision.
In June 2015, the International Brotherhood of Electrical Workers (IBEW) filed a shareholder derivative action in the Chancery Court in Delaware against Intel, certain current and former members of our Board of Directors, and a current officer. The lawsuit makes allegations that are substantially similar to those in the California shareholder derivative litigation described above, but contain additional allegations regarding breach of the duty of disclosure surrounding In re High Tech Employee Antitrust Litigation and that the Intel 2013 and 2014 proxy statements were false and misleading in that they misrepresented the effectiveness of the Board’s oversight of compliance issues at Intel and the Board’s compliance with Intel’s Code of Conduct and Board of Director Guidelines on Significant Corporate Governance Issues.
Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed an adversary complaint in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of setoff against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for turnover under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest at LIBOR plus 13.5%, compounded daily. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is "non-core" under the Bankruptcy Code. The bankruptcy court granted our motion in its entirety in December 2013. In May 2014, the United States District Court for the Southern District of New York denied our request that it withdraw its reference of plaintiffs' adversary complaint to the bankruptcy court. In January 2015, Intel and the plaintiffs filed competing motions for summary judgment, which are scheduled for hearing on July 28, 2015. Plaintiffs' motion requests judgment against Intel "in the amount of no less than" $129 million, plus interest. We believe that $129 million, plus interest, represents the upper end of the range of reasonably possible loss for this case, although we believe that we acted in a manner consistent with our contractual rights and intend to defend against any claim to the contrary.
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
Our operating segments in effect as of June 27, 2015 include:

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2015	Jun 28, 2014	Jun 27, 2015	Jun 28, 2014
Net revenue:
Client Computing Group
Platform	$7,124	$8,323	$14,173	$15,995
Other	413	395	784	820
	7,537	8,718	14,957	16,815
Data Center Group
Platform	3,579	3,254	6,998	6,105
Other	271	255	531	491
	3,850	3,509	7,529	6,596
Internet of Things Group
Platform	487	454	949	864
Other	72	85	143	157
	559	539	1,092	1,021
Software and services operating segments	534	548	1,068	1,101
All other	715	517	1,330	1,062
Total net revenue	$13,195	$13,831	$25,976	$26,595
Operating income (loss):
Client Computing Group	$1,602	$2,586	3,012	4,433
Data Center Group	1,843	1,842	3,544	3,178
Internet of Things Group	145	146	232	261
Software and services operating segments	14	19	17	27
All other	(708)	(749)	(1,294)	(1,545)
Total operating income	$2,896	$3,844	$5,511	$6,354

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three and six months ended June 27, 2015 to the three and six months ended June 28, 2014.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

•	Contractual Obligations. Material changes, outside our ordinary course of business, to our significant contractual obligations as of December 27, 2014.
This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2015. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations, including our definitive agreement with Altera Corporation as discussed in “Note 7: Acquisitions” in the Notes to the Consolidated Condensed Financial Statements of this Form 10-Q, that had not been completed as of July 27, 2015.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q2 2015	Q1 2015	Change	Q2 2015	Q2 2014	Change
Net revenue	$13,195	$12,781	$414	$13,195	$13,831	$(636)
Gross margin	$8,248	$7,730	$518	$8,248	$8,917	$(669)
Gross margin percentage	62.5%	60.5%	2.0%	62.5%	64.5%	(2.0)%
Operating income	$2,896	$2,615	$281	$2,896	$3,844	$(948)
Net income	$2,706	$1,992	$714	$2,706	$2,796	$(90)
Diluted earnings per common share	$0.55	$0.41	$0.14	$0.55	$0.55	$—
Effective tax rate percentage	9.3%	25.5%	(16.2)%	9.3%	28.7%	(19.4)%
Our Q2 2015 net revenue of $13.2 billion was down 5% from Q2 2014, and in line with our Business Outlook as provided in April 2015. The decrease from Q2 2014 was driven by lower Client Computing Group (CCG) unit sales, primarily desktop and notebook platforms, partially offset by higher Data Center Group (DCG) platform revenue and Non-Volatile Memory Solutions Group revenue. Our CCG operating segment continues to be challenged by macroeconomic conditions driving lower demand in the business segment and emerging markets. In the worldwide PC supply chain, we saw a slight decline of inventory levels in Q2 and believe that overall inventory levels are normal. Our own inventory declined in units but grew in dollars, as we refreshed inventory levels with 14-nanometer (nm) products. Our business portfolio is continuing to transform, as we continue to see growth in our DCG, our Internet of Things Group (IOTG), and our Non-Volatile Memory Solutions Group, which together accounted for almost 40% of our net revenue and more than 70% of our operating profit in Q2 2015.
Gross margin decreased by 2% points from Q2 2014 and exceeded our previous Business Outlook of 0.5%. The decrease from Q2 2014 was primarily due to higher platform unit costs and lower platform unit sales. These decreases were partially offset by higher platform average selling prices. As compared to Q2 2014, operating income of $2.9 billion was down 25%, net income of $2.7 billion was down 3%, and earnings per share of $0.55 was flat. Our tax rate for the quarter was 9.3%, a 19.4 point reduction from Q2 2014 driven by a one-time refund claim and our decision to indefinitely reinvest certain prior years' non-U.S. earnings.
In Q2 2015, we have qualified for sale our 6th generation Intel® Core™ processor family, formally code-named "Skylake," for production and we continue to see excitement in the industry for the launch of our 6th generation Intel Core processor family and Microsoft Windows* 10. We continue to develop 10nm process technology, our next-generation process technology. Our plan is to introduce a new Intel Core microarchitecture approximately every two and half years and ramp the next generation of silicon process technology in the intervening periods. In the second half of 2016, we plan to introduce a third 14nm product code-named "Kaby Lake," built on the foundations of the 6th generation Intel Core processor family microarchitecture along with key performance enhancements. In the second half of 2017, we expect to launch our first 10nm product, code-named "Cannon Lake." We expect that this addition to the roadmap will deliver new features and improved performance, and pave the way for a smooth transition to 10nm process technology.
Our business continues to generate significant cash with $3.4 billion of cash from operations in Q2 2015. During Q2 2015, we purchased $1.8 billion in capital assets and returned cash to shareholders by both paying $1.1 billion in dividends and repurchasing $697 million of common stock through our common stock repurchase program. We ended Q2 2015 with $13.9 billion of cash and cash equivalents, short-term investments, and trading assets; flat compared to Q1 2015. Additionally, our Board of Directors declared a cash dividend in July 2015 of $0.24 per share of common stock to be paid in September 2015.
During Q2 2015, we entered into a definitive agreement to acquire Altera Corporation. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. This transaction is subject to certain regulatory approvals and customary closing conditions, including the approval of Altera's stockholders. For further information, see "Note 7: Acquisitions" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For Q3 2015, we are forecasting a revenue midpoint of $14.3 billion, up 8% from Q2 2015. This forecast is at the higher end range of the average seasonal increase for the third quarter. We are forecasting Q3 2015 gross margin midpoint of 63%, half a point increase from Q2 2015. We are now expecting 2015 full year revenue to be down approximately one percent from 2014. While we are expecting seasonal market growth for the remaining portion of 2015, our expectations are that the PC market is going to be weaker than previously expected. We continue to forecast robust growth rates in DCG, IOTG, and Non-Volatile Memory Solutions Group which will mostly offset the decline in CCG. Additionally, we are forecasting spending (research and development (R&D) plus marketing, general, and administrative (MG&A)) to be approximately $19.8 billion plus or minus $400 million, up $100 million from the prior Business Outlook for full year 2015. We are now forecasting the midpoint of our capital spending for full year 2015 to be $7.7 billion, down $1.0 billion from our previous Business Outlook and our lowest capital spending in five years. This change is primarily driven by manufacturing efficiencies and our new strategy on our next-generation process technology.
Our Business Outlook for Q3 2015 and full-year 2015 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.
The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the Securities and Exchange Commission (SEC) and at other times. The forward-looking statements in the Business Outlook and reiterated or updated in this Form 10-Q will be effective through the close of business on September 11, 2015 unless updated earlier or except as specifically noted otherwise in the Business Outlook. From the close of business on September 11, 2015 until our quarterly earnings release is published, currently scheduled for October 13, 2015, we will observe a “quiet period.”
During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on July 15, 2015, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Second Quarter of 2015 Compared to Second Quarter of 2014
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q2 2015		Q2 2014
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$13,195	100.0%	$13,831	100.0%
Cost of sales	4,947	37.5%	4,914	35.5%
Gross margin	8,248	62.5%	8,917	64.5%
Research and development	3,087	23.4%	2,859	20.7%
Marketing, general and administrative	1,949	14.8%	2,061	14.9%
Restructuring and asset impairment charges	248	1.9%	81	0.6%
Amortization of acquisition-related intangibles	68	0.5%	72	0.5%
Operating income	2,896	21.9%	3,844	27.8%
Gains (losses) on equity investments, net	100	0.8%	95	0.7%
Interest and other, net	(13)	(0.1)%	(17)	(0.1)%
Income before taxes	2,983	22.6%	3,922	28.4%
Provision for taxes	277	2.1%	1,126	8.2%
Net income	$2,706	20.5%	$2,796	20.2%

Diluted earnings per common share	$0.55		$0.55
Note: We have updated our presentation to reflect platforms sold through the Client Computing Group, the Data Center Group, and the Internet of Things Group (platform).
Our net revenue for Q2 2015 decreased by $636 million compared to Q2 2014. Total platform unit sales decreased by 8%, driven by the challenging macroeconomic conditions and higher PC demand due to Microsoft Windows* XP refresh in the comparable period. This decrease was partially offset by higher platform average selling prices of 3%. The higher average selling price was driven by a higher proportion of DCG platform unit sales, higher desktop average selling prices, and partially offset by a higher proportion of tablet and phone unit sales (which have a lower average selling price). The decrease in revenue was also partially offset by higher Non-Volatile Memory Solutions Group revenue.
Our overall gross margin dollars for Q2 2015 decreased by $669 million, or 8%, compared to Q2 2014. This decrease was due to lower platform revenue, primarily in the CCG operating segment, and $215 million of higher platform unit costs on a higher proportion of 14nm products.
Our overall gross margin percentage decreased to 62.5% in Q2 2015 from 64.5% in Q2 2014. The decrease in gross margin percentage was primarily due to the gross margin decrease in the CCG operating segment. We derived a substantial majority of our overall gross margin dollars in Q2 2015 and Q2 2014 from the sale of platforms in the CCG and DCG operating segments.
Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(In Millions)	Q2 2015	Q2 2014
Platform revenue	$7,124	$8,323
Other revenue	413	395
Net revenue	$7,537	$8,718
Operating income	$1,602	$2,586
Net revenue for the CCG operating segment decreased by $1.2 billion, or 14%, in Q2 2015 compared to Q2 2014. CCG platform unit sales and average selling prices were down 10% and 3%, respectively.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in revenue was primarily driven by $874 million of lower desktop platform unit sales, which were down 22%, and $529 million of lower notebook platform unit sales, which were down 11%. These decreases were partially offset by $182 million higher desktop average selling prices, which were up 6%.
Operating income decreased by $984 million, or 38%, in Q2 2015 compared to Q2 2014, which was driven by $1.1 billion of lower gross margin, partially offset by $83 million of lower operating expenses. Gross margin decreased by approximately $945 million due to lower CCG platform revenue, primarily driven by the decrease in desktop and notebook platform unit sales. To a lesser extent, approximately $290 million of higher CCG platform unit costs also contributed to the decrease in gross margin.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q2 2015	Q2 2014
Platform revenue	$3,579	$3,254
Other revenue	271	255
Net revenue	$3,850	$3,509
Operating income	$1,843	$1,842
Net revenue for the DCG operating segment increased by $341 million, or 10%, in Q2 2015 compared to Q2 2014. DCG platform average selling prices and unit sales were both up 5%, respectively, driven by continued growth in the Internet cloud computing and networking infrastructure market segment.
Operating income was flat compared to Q2 2014 with $232 million of higher gross margin, partially offset by $231 million of higher operating expenses. Gross margin increased by approximately $310 million due to higher DCG platform revenue. The increase in operating expenses was primarily driven by higher product development costs.
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	Q2 2015	Q2 2014
Platform revenue	$487	$454
Other revenue	72	85
Net revenue	$559	$539
Operating income	$145	$146
Net revenue for the IOTG operating segment increased by $20 million, or 4%, in Q2 2015 compared to Q2 2014.
Operating income for the IOTG operating segment was flat, in Q2 2015 compared to Q2 2014.
Software and Services Operating Segments
The revenue and operating income (loss) for the software and services (SSG) operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	Q2 2015	Q2 2014
Net revenue	$534	$548
Operating income (loss)	$14	$19
Net revenue for the SSG operating segments decreased by $14 million in Q2 2015 compared to Q2 2014.
The operating results for the SSG operating segments decreased by $5 million in Q2 2015 compared to Q2 2014.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	Q2 2015	Q2 2014
Research and development (R&D)	$3,087	$2,859
Marketing, general and administrative (MG&A)	$1,949	$2,061
R&D and MG&A as percentage of net revenue	38%	36%
Restructuring and asset impairment charges	$248	$81
Amortization of acquisition-related intangibles	$68	$72
Research and Development
R&D increased by $228 million, or 8%, in Q2 2015 compared to Q2 2014. This increase was driven by higher product development, primarily in DCG, and higher process development costs for our 10nm process technology.
Marketing, General and Administrative
MG&A decreased by $112 million, or 5%, in Q2 2015 compared to Q2 2014. This decrease was driven by lower marketing spending.
Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges by program for each period were as follows:

(In Millions)	Q2 2015	Q2 2014
2015 restructuring program	$250	$—
2013 restructuring program	(2)	81
Total restructuring and asset impairment charges	$248	$81
2015 Restructuring Program
Restructuring and asset impairment charges for Q2 2015 restructuring program of $250 million were all related to employee severance and benefit arrangements.

2013 Restructuring Program
Restructuring and asset impairment charges for the 2013 restructuring program for each period were as follows:

(In Millions)	Q2 2015	Q2 2014
Employee severance and benefit arrangements	$(3)	$72
Asset impairments and other restructuring charges	1	9
Total restructuring and asset impairment charges	$(2)	$81
For further discussion, see "Results of Operations – First Six Months of 2015 Compared to First Six Months of 2014."
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	Q2 2015	Q2 2014
Gains (losses) on equity investments, net	$100	$95
Interest and other, net	$(13)	$(17)

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q2 2015	Q2 2014
Income before taxes	$2,983	$3,922
Provision for taxes	$277	$1,126
Effective tax rate	9.3%	28.7%
A substantial majority of the change in our effective tax rate between Q2 2015 and Q2 2014 was driven by the settlement of a one-time refund claim involving asset tax basis resulting in the recognition of a $320 million tax benefit and our decision during Q2 2015 to indefinitely reinvest certain prior years' non-U.S. earnings resulting in the release of $185 million previously accrued U.S. deferred taxes.

Results of Operations – First Six Months of 2015 Compared to First Six Months of 2014
Certain consolidated condensed statements of income data as a percentage of net revenue for each period were as follows:

	YTD 2015		YTD 2014
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$25,976	100.0%	$26,595	100.0%
Cost of sales	9,998	38.5%	10,065	37.8%
Gross margin	15,978	61.5%	16,530	62.2%
Research and development	6,082	23.4%	5,705	21.6%
Marketing, general and administrative	3,902	15.0%	4,108	15.4%
Restructuring and asset impairment charges	353	1.4%	218	0.8%
Amortization of acquisition-related intangibles	130	0.5%	145	0.5%
Operating income	5,511	21.2%	6,354	23.9%
Gains (losses) on equity investments, net	132	0.5%	143	0.5%
Interest and other, net	13	0.1%	95	0.4%
Income before taxes	5,656	21.8%	6,592	24.8%
Provision for taxes	958	3.7%	1,866	7.0%
Net income	$4,698	18.1%	$4,726	17.8%

Diluted earnings per common share	$0.96		$0.92
Our net revenue for the first six months of 2015 decreased by $619 million, or 2%, compared to the first six months of 2014. Total platform unit sales decreased by 1%, driven by the challenging macroeconomic conditions and higher PC demand due to the Microsoft Windows* XP refresh in the comparable period. To a lesser extent, lower platform average selling prices of 1% primarily driven by a higher proportion of phone and tablet platform unit sales (which have a lower average selling price) partially offset by higher DCG platform unit sales and higher DCG platform and desktop average selling prices. This decrease was partially offset by higher Non-Volatile Memory Group revenue.
Our overall gross margin dollars for the first six months of 2015 decreased by $552 million, or 3%, compared to the first six months of 2014. The decrease was primarily due to lower platform revenue, primarily in the CCG operating segment, and approximately $200 million of higher platform unit costs. This decrease was partially offset by approximately $295 million lower factory start-up costs, primarily driven by our next-generation 14nm process technology.

Our overall gross margin percentage decreased to 61.5% in the first six months of 2015 from 62.2% in the first six months of 2014. The decrease in gross margin percentage was primarily due to the gross margin decrease in CCG operating segment, partially offset by the gross margin increase in DCG. We derived most of our overall gross margin dollars for the first six months of 2015 and the first six months of 2014 from the sale of platforms in the CCG and DCG operating segments.
Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Platform revenue	$14,173	$15,995
Other revenue	784	820
Net revenue	$14,957	$16,815
Operating income	$3,012	$4,433
Net revenue for the CCG operating segment decreased by $1.9 billion, or 11%, in the first six months of 2015 compared to the first six months of 2014. CCG platform average selling prices and unit sales were down 8% and 3% respectively.
The decrease in revenue was primarily driven by $1.4 billion of lower desktop platform unit sales, which were down 19%. To a lesser extent, $411 million of lower notebook platform unit sales, which were down 4%, $188 million of lower revenue from phone platform unit sales; and $186 million of lower notebook platform average selling prices, which were down 2% contributed to the decrease in revenue. These decreases were partially offset by $228 million higher desktop platform average selling prices, which were up 4%.
Operating income decreased by $1.4 billion, or 32%, in the first six months of 2015 compared to the first six months of 2014, which was driven by $1.6 billion of lower gross margin, partially offset by $145 million of lower operating expenses. Gross margin decreased by approximately $1.7 billion due to lower CCG platform revenue, primarily driven by the decrease in desktop and notebook platform unit sales. To a lesser extent, approximately $350 million of higher CCG platform unit costs also contributed to the decrease in gross margin. These decreases were partially offset by approximately $290 million of lower factory start-up costs, primarily driven by the ramp of our 14nm process technology.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Platform revenue	$6,998	$6,105
Other revenue	531	491
Net revenue	$7,529	$6,596
Operating income	$3,544	$3,178
Net revenue for the DCG operating segment increased by $933 million, or 14%, in the first six months of 2015 compared to the first six months of 2014. DCG platform unit sales and average selling prices were up 10% and 4%, respectively. The increase in revenue was driven by continued growth in the Internet cloud computing market segment.
Operating income increased by $366 million, or 12%, in the first six months of 2015 compared to the first six months of 2014 with $801 million of higher gross margin, partially offset by $435 million of higher operating expenses. The increase in operating expenses was primarily driven by higher product development costs. Gross margin increased by approximately $830 million due to higher DCG platform revenue. To a lesser extent, approximately $130 million of lower DCG platform unit costs also contributed to the increase.

Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Platform revenue	$949	$864
Other revenue	143	157
Net revenue	$1,092	$1,021
Operating income	$232	$261
Net revenue for the IOTG operating segment increased by $71 million, or 7%, in the first six months of 2015 compared to the first six months of 2014. The increase was primarily due to higher IOTG platform unit sales based on strength in the retail market segment.
Operating income for the IOTG operating segment decreased by $29 million, or 11%, in the first six months of 2015 compared to the first six months of 2014. The decrease in operating income was driven by continued investment in product development across our operating segments including the Internet of Things market segment. This decrease was partially offset by lower costs related to product transition timing and higher IOTG platform revenue.
Software and Services Operating Segments
The revenue and operating income (loss) for the SSG operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Net revenue	$1,068	$1,101
Operating income (loss)	$17	$27
Net revenue for the SSG operating segments decreased by $33 million in the first six months of 2015 compared to the first six months of 2014.
The operating results for the SSG operating segments decreased by $10 million in the first six months of 2015 compared to the first six months of 2014.
Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	YTD 2015	YTD 2014
Research and development (R&D)	$6,082	$5,705
Marketing, general and administrative (MG&A)	$3,902	$4,108
R&D and MG&A as percentage of net revenue	38%	37%
Restructuring and asset impairment charges	$353	$218
Amortization of acquisition-related intangibles	$130	$145
Research and Development
R&D increased by $377 million, or 7%, in the first six months of 2015 compared to the first six months of 2014. This increase was driven by higher product development, primarily DCG and within the "all other" operating segment category, and higher process development costs for our 10nm process technology.
Marketing, General and Administrative
MG&A decreased by $206 million, or 5%, in the first six months of 2015 compared to the first six months of 2014. This decrease was driven by lower marketing spending.

Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges by program for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
2015 restructuring program	$250	$—
2013 restructuring program	103	218
Total restructuring and asset impairment charges	$353	$218
2015 Restructuring Program
Beginning in Q2 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions, as we adjusted resources from areas of disinvestment to areas of investment.
Restructuring and asset impairment charges for the 2015 restructuring program of $250 million were all related to employee severance and benefit arrangements.

Restructuring and asset impairment activity for the 2015 restructuring program for the first six months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$—	$—	$—
Additional accruals	250	—	250
Cash payments	(54)	—	(54)
Accrued restructuring balance as of June 27, 2015	$196	$—	$196
We recorded the additional accruals as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Substantially all of the accrued restructuring balance as of June 27, 2015 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions that were approved in Q2 2015 related to this program impacted approximately 3,500 employees.
We estimate that employee severance and benefit charges incurred to date as part of the 2015 restructuring program will result in gross annual savings of approximately $300 million, which will be realized within R&D, MG&A and cost of sales. We began to realize these savings in Q2 2015 and expect to fully realize these savings beginning in Q3 2015.
2013 Restructuring Program
Beginning in Q3 2013, management approved and commenced implementation of several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200 millimeter wafer fabrication facility in Massachusetts, which ceased production in Q1 2015, and the closure of our assembly and test facility in Costa Rica, which ceased production in Q4 2014. These targeted reductions will enable us to better align our resources in areas providing the greatest benefit in the current business environment. We expect these actions to be substantially complete by the end of 2015.
Restructuring and asset impairment charges for the 2013 restructuring program for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Employee severance and benefit arrangements	$96	$209
Asset impairments and other restructuring charges	7	9
Total restructuring and asset impairment charges	$103	$218

Restructuring and asset impairment activity for the 2013 restructuring program for the first six months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$121	$11	$132
Additional accruals	99	8	107
Adjustments	(3)	(1)	(4)
Cash payments	(135)	(13)	(148)
Non-cash settlements	—	(2)	(2)
Accrued restructuring balance as of June 27, 2015	$82	$3	$85
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Most of the accrued restructuring balance as of June 27, 2015 is expected to be paid by the end of 2015 and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 1,300 employees. Since Q3 2013, we have incurred a total of $638 million in restructuring and asset impairment charges related to this program. These charges included a total of $562 million related to employee severance and benefit arrangements for approximately 8,900 employees, and $76 million in asset impairment charges and other restructuring charges.
We estimate that employee severance and benefit charges incurred to date as part of the 2013 restructuring program will result in gross annual savings of approximately $600 million, which will be realized within R&D, MG&A and cost of sales. We began to realize these savings in Q4 2013 and expect to fully realize these savings beginning in Q3 2015.
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Gains (losses) on equity investments, net	$132	$143
Interest and other, net	$13	$95
We recognized lower interest and other, net gains in the first six months of 2015 compared to the first six months of 2014 due to the gain recognized on the divestiture of our Intel Media assets in 2014.
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	YTD 2015	YTD 2014
Income before taxes	$5,656	$6,592
Provision for taxes	$958	$1,866
Effective tax rate	16.9%	28.3%
A substantial majority of the decrease in our effective tax rate between the first six months of 2015 and the first six months of 2014 was driven by the settlement of a one-time refund claim involving asset tax basis resulting in the recognition of a $320 million tax benefit and our decision during 2015 to indefinitely reinvest certain prior years' non-U.S. earnings resulting in the release of $185 million previously accrued U.S. deferred taxes.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

(Dollars in Millions)	Jun 27, 2015	Dec 27, 2014
Cash and cash equivalents, short-term investments, and trading assets	$13,870	$14,054
Other long-term investments	$1,727	$2,023
Loans receivable and other	$1,202	$1,335
Reverse repurchase agreements with original maturities greater than approximately three months	$450	$450
Unsettled trade liabilities and other	$418	$77
Short-term and long-term debt	$13,234	$13,711
Temporary equity	$905	$912
Debt as percentage of permanent stockholders’ equity	22.9%	24.5%
In summary, our cash flows for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Net cash provided by operating activities	$7,855	$8,954
Net cash used for investing activities	(1,744)	(7,015)
Net cash used for financing activities	(4,219)	(4,565)
Effect of exchange rate fluctuations on cash and cash equivalents	1	1
Net increase (decrease) in cash and cash equivalents	$1,893	$(2,625)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first six months of 2015 compared to the first six months of 2014, the $1.1 billion decrease in cash provided by operations was due to changes in working capital and adjustments to net income for non-cash items. The adjustments to net income were lower due to deferred taxes, partially offset by higher depreciation.
Changes in assets and liabilities as of June 27, 2015, compared to December 27, 2014, included a decrease in accrued compensation and benefits due to the payout of 2014 profit-dependent compensation and an increase in inventories due to the ramp of our 5th generation Intel Core processor family of products, partially offset by a decrease in accounts receivable resulting from a lower portion of sales at the end of Q2 2015.
For the first six months of 2015, our three largest customers accounted for 44% of net revenue (44% for the first six months of 2014) with Hewlett-Packard Company accounting for 18% of our net revenue (17% for the first six months of 2014), Dell Inc. accounting for 15% of our net revenue (16% for the first six months of 2014), and Lenovo Group Limited accounting for 11% of our net revenue (11% for the first six months of 2014). These three customers accounted for 40% of net accounts receivable as of June 27, 2015 (43% as of December 27, 2014).
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for the first six months of 2015 compared to the first six months of 2014. Cash used for investing activities decreased primarily due to a decrease in purchases of available-for-sale investments and trading assets, an increase in maturities and sales of trading assets, and a decrease in capital expenditures. This decrease was partially offset by a decrease in maturities of available-for-sale investments.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in cash used for financing activities for the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease in repurchases of common stock under our authorized common stock repurchase program, partially offset by a decrease in proceeds from the sale of shares of common stock through employee equity incentive plans.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of June 27, 2015, cash and cash equivalents, short-term investments, and trading assets totaled $13.9 billion ($14.1 billion as of December 27, 2014). In addition to the $13.9 billion, we have $1.7 billion of other long-term investments, $1.2 billion of loans receivable and other, and $450 million of reverse repurchase agreements with original maturities greater than approximately three months, that we include when assessing our sources of liquidity. A substantial majority of our investments in debt instruments are in A/A2 rated issuances, and the majority of the issuances are rated AA-/Aa3.
Another potential source of liquidity is an ongoing authorization from our Board of Directors to borrow up to $5.0 billion, which our Board of Directors increased from $3.0 billion during Q2 2015. This ongoing authorization includes borrowings under our commercial paper program. Maximum borrowings under our commercial paper program were $900 million during the first six months of 2015 and no commercial paper remained outstanding as of June 27, 2015. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of June 27, 2015. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
As of June 27, 2015, $11.2 billion of our $13.9 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $11.2 billion held by our non-U.S. subsidiaries, approximately $1.9 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of June 27, 2015. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
During Q2 2015, we entered into a definitive agreement to acquire Altera Corporation (Altera) in an all-cash transaction expected to close within six to nine months from the date of the agreement. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. We intend to finance the acquisition through a combination of $7.0 billion to $9.0 billion in long-term debt and the remainder with commercial paper and cash and investments.
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
Marketable Debt Instruments
As of June 27, 2015, our assets measured and recorded at fair value on a recurring basis included $14.4 billion of marketable debt instruments. Of these instruments, $5.1 billion was classified as Level 1, $9.3 billion as Level 2, and $76 million as Level 3.

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
Of the $9.3 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 54% was classified as Level 2 due to the use of a discounted cash flow model performed by us and approximately 46% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of June 27, 2015, our assets measured and recorded at fair value on a recurring basis included $492 million of loans receivable and $318 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of June 27, 2015, our assets measured and recorded at fair value on a recurring basis included $7.2 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
Pending Acquisition of Altera Corporation
During Q2 2015, we entered into a definitive agreement to acquire Altera Corporation (Altera) in an all-cash transaction expected to close within six to nine months from the date of the agreement. The acquisition will couple Intel’s leading-edge products and manufacturing process with Altera’s leading field-programmable gate array technology. The combination is expected to enable new classes of products that meet customer needs in the data center and Internet of Things market segments. Upon completion of the acquisition, each outstanding share of Altera common stock and, subject to certain exceptions, each share of Altera common stock underlying vested stock option awards, restricted stock unit awards and performance-based restricted stock unit awards will be converted into the right to receive $54.00 per share in cash, without interest. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. This transaction is subject to certain regulatory approvals and customary closing conditions, including the approval of Altera's stockholders. We intend to finance the acquisition of Altera through a combination of $7.0 billion to $9.0 billion in long-term debt and the remainder with commercial paper and cash and investments. The timing, amount and terms of any additional long-term debt financing are subject to market and other conditions.
Investment in Tsinghua Unigroup Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for smartphones. We have also agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of a holding company under Tsinghua Unigroup. Subsequent to the end of the Q2 2015 and prior to the filing of this Form 10-Q, we invested approximately $1.0 billion to complete the first phase of the equity investment. Subject to regulatory approvals and other closing conditions, the second phase of the investment will require additional funding of approximately $500 million. This phase of the investment will allow us to maintain a 20% equity ownership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2014. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of June 27, 2015 and December 27, 2014. Actual results may differ materially.
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
As of June 27, 2015, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $7.2 billion ($7.1 billion as of December 27, 2014). Substantially all of our marketable equity investments portfolio as of June 27, 2015, was concentrated in our investment in ASML Holding N.V. of $6.9 billion ($6.9 billion as of December 27, 2014). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $2.2 billion, based on the value as of June 27, 2015 (a decrease in value of approximately $2.1 billion, based on the value as of December 27, 2014 using an assumed decline of 30%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.9 billion as of June 27, 2015 ($1.8 billion as of December 27, 2014). The carrying amount of our non-marketable equity method investments was $1.6 billion as of June 27, 2015 ($1.4 billion as of December 27, 2014). The majority of our non-marketable equity method investments balance as of June 27, 2015 was concentrated in our IM Flash Technologies, LLC (IMFT) and Cloudera, Inc. (Cloudera) investments of $835 million and $278 million, respectively ($713 million and $280 million for IMFT and Cloudera, respectively, as of December 27, 2014).

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. As of June 27, 2015, $10.9 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our publicly announced stock repurchase plan during the second quarter of 2015 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
March 29, 2015 – April 25, 2015	—	$—	$—
April 26, 2015 – May 23, 2015	—	—	—
May 24, 2015 – June 27, 2015	23.6	31.83	$10,893
Total	23.6	$31.83
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
For further discussion, see "Note 15: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
10.1	Agreement and Plan of Merger among Intel Corporation, 615 Corporation and Altera Corporation, dated as of May 31, 2015	8-K	000-06217	2.1	6/1/2015
10.2**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 21, 2015					X
10.3**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 21, 2015					X
10.4	Transition Agreement between Intel Corporation and Reneé J. James dated July 01, 2015					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
 Intel, Intel Core, the Intel logo, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 27, 2015	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer