Form 10-Q
period 2015-09-26
INTEL CORP
filed 2015-10-28
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 16, 2015
Common stock, $0.001 par value	4,719 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Net revenue	$14,465	$14,554	$40,441	$41,149
Cost of sales	5,354	5,096	15,352	15,161
Gross margin	9,111	9,458	25,089	25,988
Research and development	2,927	2,842	9,009	8,547
Marketing, general and administrative	1,910	1,979	5,812	6,087
Restructuring and asset impairment charges	14	20	367	238
Amortization of acquisition-related intangibles	68	77	198	222
Operating expenses	4,919	4,918	15,386	15,094
Operating income	4,192	4,540	9,703	10,894
Gains (losses) on equity investments, net	165	35	297	178
Interest and other, net	(104)	(25)	(91)	70
Income before taxes	4,253	4,550	9,909	11,142
Provision for taxes	1,144	1,233	2,102	3,099
Net income	$3,109	$3,317	$7,807	$8,043
Basic earnings per share of common stock	$0.65	$0.68	$1.64	$1.63
Diluted earnings per share of common stock	$0.64	$0.66	$1.59	$1.58
Cash dividends declared per share of common stock	$0.48	$0.45	$0.96	$0.90
Weighted average shares of common stock outstanding:
Basic	4,747	4,880	4,749	4,945
Diluted	4,876	5,045	4,900	5,095
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Net income	$3,109	$3,317	$7,807	$8,043
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	(1,029)	303	(943)	217
Change in deferred tax asset valuation allowance	(5)	(26)	(13)	(30)
Change in net unrealized holding gains (losses) on derivatives	42	(184)	89	(173)
Change in net prior service (costs) credits	2	2	6	(41)
Change in actuarial valuation	11	(148)	30	(143)
Change in net foreign currency translation adjustment	(1)	(121)	(170)	(127)
Other comprehensive income (loss)	(980)	(174)	(1,001)	(297)
Total comprehensive income	$2,129	$3,143	$6,806	$7,746
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Sep 26, 2015	Dec 27, 2014
Assets
Current assets:
Cash and cash equivalents	$7,065	$2,561
Short-term investments	7,119	2,430
Trading assets	6,659	9,063
Accounts receivable, net	4,101	4,427
Inventories	4,965	4,273
Deferred tax assets	1,992	1,958
Other current assets	4,304	3,018
Total current assets	36,205	27,730

Property, plant and equipment, net of accumulated depreciation of $51,405 ($46,471 as of December 27, 2014)	31,597	33,238
Marketable equity securities	5,618	7,097
Other long-term investments	1,829	2,023
Goodwill	11,026	10,861
Identified intangible assets, net	4,022	4,446
Other long-term assets	8,255	6,505
Total assets	$98,552	$91,900

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$1,129	$1,596
Accounts payable	2,449	2,748
Accrued compensation and benefits	2,732	3,475
Accrued advertising	1,028	1,092
Deferred income	2,160	2,205
Other accrued liabilities	5,582	4,895
Total current liabilities	15,080	16,011

Long-term debt	20,059	12,059
Long-term deferred tax liabilities	2,502	3,775
Other long-term liabilities	2,909	3,278
Contingencies (Note 21)
Temporary equity	905	912
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,731 issued and 4,730 outstanding (4,752 issued and 4,748 outstanding as of December 27, 2014)	23,001	21,781
Accumulated other comprehensive income (loss)	(335)	666
Retained earnings	34,431	33,418
Total stockholders’ equity	57,097	55,865
Total liabilities, temporary equity, and stockholders’ equity	$98,552	$91,900
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014
Cash and cash equivalents, beginning of period	$2,561	$5,674
Cash flows provided by (used for) operating activities:
Net income	7,807	8,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,885	5,491
Share-based compensation	1,009	867
Restructuring and asset impairment charges	367	238
Excess tax benefit from share-based payment arrangements	(139)	(109)
Amortization of intangibles	680	884
(Gains) losses on equity investments, net	(245)	(124)
Deferred taxes	(1,093)	(347)
Changes in assets and liabilities:
Accounts receivable	332	(76)
Inventories	(640)	59
Accounts payable	(86)	(292)
Accrued compensation and benefits	(1,217)	(408)
Income taxes payable and receivable	774	(190)
Other assets and liabilities	156	611
Total adjustments	5,783	6,604
Net cash provided by operating activities	13,590	14,647

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(4,998)	(7,962)
Acquisitions, net of cash acquired	(538)	(193)
Purchases of available-for-sale investments	(7,522)	(6,077)
Sales of available-for-sale investments	1,040	786
Maturities of available-for-sale investments	2,153	7,396
Purchases of trading assets	(7,943)	(10,347)
Maturities and sales of trading assets	10,465	9,541
Investments in loans receivable and reverse repurchase agreements	(2,550)	(150)
Collection of loans receivable and reverse repurchase agreements	466	117
Investments in non-marketable equity investments	(1,864)	(1,330)
Other investing	380	218
Net cash used for investing activities	(10,911)	(8,001)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(473)	(202)
Excess tax benefit from share-based payment arrangements	139	109
Issuance of long-term debt, net of issuance costs	7,986	—
Proceeds from sales of common stock through employee equity incentive plans	696	1,566
Repurchase of common stock	(2,476)	(6,792)
Restricted stock unit withholdings	(416)	(314)
Payment of dividends to stockholders	(3,423)	(3,340)
Collateral associated with repurchase of common stock	325	—
Decrease in liability due to return of collateral associated with repurchase of common stock	(325)	—
Other financing	(209)	(199)
Net cash provided by (used for) financing activities	1,824	(9,172)

Effect of exchange rate fluctuations on cash and cash equivalents	1	(5)

Net increase (decrease) in cash and cash equivalents	4,504	(2,531)

Cash and cash equivalents, end of period	$7,065	$3,143

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$60	$59
Income taxes, net of refunds	$2,301	$3,579
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
As a result of our integration of McAfee Inc. (McAfee) in the third quarter of 2015, the functional currency for operations previously acquired from McAfee was changed to U.S. dollar, making U.S. dollar the functional currency for Intel and our subsidiaries.
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2014 and as updated by the Form 8-K filed with the SEC on June 5, 2015.
Note 2: Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.
In the third quarter of 2015, we adopted an amended standard simplifying the presentation of debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. We have applied the amendment retrospectively to the comparable period presented and it did not have a significant impact on our financial statements.
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

	September 26, 2015				December 27, 2014
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$3,607	$—	$3,607	$—	$48	$—	$48
Financial institution instruments	100	1,756	—	1,856	321	1,119	—	1,440
Government debt	6	187	—	193	—	—	—	—
Reverse repurchase agreements	—	668	—	668	—	268	—	268
Short-term investments:
Corporate debt	263	1,960	30	2,253	363	412	31	806
Financial institution instruments	105	2,341	—	2,446	149	1,050	—	1,199
Government debt	81	2,339	—	2,420	252	173	—	425
Trading assets:
Asset-backed securities	—	384	55	439	—	766	58	824
Corporate debt	1,626	569	—	2,195	2,625	339	—	2,964
Financial institution instruments	964	541	—	1,505	1,146	613	—	1,759
Government debt	974	1,546	—	2,520	1,295	2,221	—	3,516
Other current assets:
Derivative assets	—	437	1	438	—	559	2	561
Loans receivable	—	140	—	140	—	505	—	505
Marketable equity securities	5,498	120	—	5,618	7,097	—	—	7,097
Other long-term investments:
Asset-backed securities	—	1	4	5	—	2	4	6
Corporate debt	339	941	3	1,283	453	728	13	1,194
Financial institution instruments	88	320	—	408	189	319	—	508
Government debt	84	49	—	133	75	240	—	315
Other long-term assets:
Derivative assets	—	33	15	48	—	35	22	57
Loans receivable	—	350	—	350	—	216	—	216
Total assets measured and recorded at fair value	10,128	18,289	108	28,525	13,965	9,613	130	23,708
Liabilities
Other accrued liabilities:
Derivative liabilities	—	276	7	283	—	563	—	563
Other long-term liabilities:
Derivative liabilities	—	17	—	17	—	17	—	17
Total liabilities measured and recorded at fair value	$—	$293	$7	$300	$—	$580	$—	$580
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first nine months of 2015, we transferred corporate debt, financial institution instruments, government debt, and marketable equity securities of approximately $821 million from Level 1 to Level 2 of the fair value hierarchy and approximately $148 million of corporate debt and financial institution instruments from Level 2 to Level 1 ($230 million of corporate debt, financial institution instruments, and government debt from Level 1 to Level 2 and $400 million from Level 2 to Level 1 during the first nine months of 2014). These transfers were based on changes in market activity for the underlying securities. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
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
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of September 26, 2015, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by gains or losses on the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairments. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairments recognized on non-marketable equity investments held as of September 26, 2015 were $27 million during the third quarter of 2015 and $100 million during the first nine months of 2015 ($28 million during the third quarter of 2014 and $93 million during the first nine months of 2014 on non-marketable equity investments held as of September 27, 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On a quarterly basis, we measure the fair value of our grants receivable, cost method loans receivable, non-marketable cost method investments, reverse repurchase agreements with original maturities greater than approximately three months, and indebtedness carried at amortized cost plus hedge adjustments when applicable; however, the assets are recorded at fair value only when an impairment is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	September 26, 2015
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$749	$—	$756	$—	$756
Loans receivable	$310	$—	$310	$—	$310
Non-marketable cost method investments	$3,003	$—	$—	$3,938	$3,938
Reverse repurchase agreements	$2,650	$—	$2,650	$—	$2,650
Short-term debt	$1,088	$—	$1,554	$—	$1,554
Long-term debt	$20,059	$13,192	$7,508	$—	$20,700
NVIDIA Corporation cross-license agreement liability	$198	$—	$200	$—	$200

	December 27, 2014
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$676	$—	$679	$—	$679
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,769	$—	$—	$2,599	$2,599
Reverse repurchase agreements	$450	$—	$450	$—	$450
Short-term debt	$1,580	$—	$2,145	$—	$2,145
Long-term debt	$12,059	$11,467	$1,309	$—	$12,776
NVIDIA Corporation cross-license agreement liability	$395	$—	$399	$—	$399
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of September 26, 2015 and December 27, 2014, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $490 million as of September 26, 2015 ($721 million as of December 27, 2014). The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 for most of our loans receivable and the substantial majority of our reverse repurchase agreements as of September 26, 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

As of September 26, 2015 and December 27, 2014, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. We measure the fair value of our non-marketable cost method investments as close to the end of the period as feasible.
The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures due 2039 (2009 debentures). During the third quarter of 2015, the 2009 debentures were classified as short-term debt on the consolidated condensed balance sheets and are convertible at the option of the holder during the fourth quarter of 2015. For further information, see the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the SEC on June 5, 2015. Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes are classified as Level 1 when we use quoted prices in active markets and Level 2 when the quoted prices are from less active markets or when other observable inputs are used to determine fair value. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes, and is therefore classified as Level 2.
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011, pursuant to which we agreed to make payments to NVIDIA over six years. As of September 26, 2015 the carrying amount of the liability arising from the agreement was classified within other accrued liabilities based on the expected timing of the underlying payments ($200 million in January 2016 treated as cash used for financing activities). As of December 27, 2014, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments ($200 million in each of January 2015 and 2016 treated as cash used for financing activities). The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 4: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Sep 26, 2015	Dec 27, 2014
Available-for-sale investments	$20,222	$13,038
Cash	741	805
Equity method investments	1,577	1,446
Loans receivable	800	971
Non-marketable cost method investments	3,003	1,769
Reverse repurchase agreements	3,318	718
Trading assets	6,659	9,063
Total cash and investments	$36,320	$27,810
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	September 26, 2015				December 27, 2014
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$7	$—	$(2)	$5	$8	$—	$(2)	$6
Corporate debt	7,139	11	(7)	7,143	2,040	13	(5)	2,048
Financial institution instruments	4,709	2	(1)	4,710	3,146	2	(1)	3,147
Government debt	2,747	—	(1)	2,746	741	—	(1)	740
Marketable equity securities	3,287	2,342	(11)	5,618	3,318	3,779	—	7,097
Total available-for-sale investments	$17,889	$2,355	$(22)	$20,222	$9,253	$3,794	$(9)	$13,038
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of September 26, 2015 and December 27, 2014.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, see "Note 20: Other Comprehensive Income (Loss)."
During the third quarter of 2015, we sold available-for-sale investments for proceeds of $1.1 billion, of which $134 million related to sales of cash and cash equivalents ($373 million in the third quarter of 2014, of which $82 million related to sales of cash and cash equivalents). During the first nine months of 2015, we sold available-for-sale investments for proceeds of $1.2 billion, of which $134 million related to sales of cash and cash equivalents ($1.2 billion in the first nine months of 2014 of which $459 million related to sales of cash and cash equivalents). The gross realized gains on sales of available-for-sale investments were $12 million in the third quarter of 2015 and $97 million in the first nine months of 2015 (none in the third quarter of 2014 and $136 million in the first nine months of 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of September 26, 2015, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$12,643	$12,651
Due in 1–2 years	1,166	1,164
Due in 2–5 years	661	660
Instruments not due at a single maturity date	132	129
Total	$14,602	$14,604
Equity Method Investments
IM Flash Technologies, LLC
Micron Technology, Inc. (Micron) and Intel formed IM Flash Technologies, LLC (IMFT) in 2006 to manufacture NAND flash memory products for Micron and Intel. During 2012, we amended the operating agreement for IMFT and entered into agreements with Micron that modified our joint venture relationship. Additionally, we have certain supply agreements with Micron to provide us with jointly developed flash memory products.
The amended operating agreement extended the term of IMFT to 2024, unless earlier terminated under certain terms and conditions. The amended agreement provides for certain buy-sell rights. Intel has the ability to cause Micron to buy our interest in IMFT. If we exercise this put right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from us for one to two years. Subsequent to our put right, and commencing in January 2018, Micron has the right to call our interest in IMFT with the closing date to be effective within one year. The IMFT operating agreements provide that IMFT may manufacture jointly developed NAND flash memory and 3D XPoint™ technology products.
As of September 26, 2015, we own a 49% interest in IMFT. The carrying value of our investment was $872 million as of September 26, 2015 ($713 million as of December 27, 2014) and is classified within other long-term assets.
IMFT is a variable interest entity. All costs of the IMFT joint venture will be passed on to Micron and Intel pursuant to our purchase agreements. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $115 million in the third quarter of 2015 and approximately $315 million in the first nine months of 2015 (approximately $100 million in the third quarter of 2014 and approximately $305 million in the first nine months of 2014). The amount due to IMFT for product purchases and services provided was approximately $20 million as of September 26, 2015 (approximately $60 million as of December 27, 2014).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $872 million as of September 26, 2015. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of September 26, 2015. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.
Cloudera, Inc.
During 2014, we invested in Cloudera, Inc. (Cloudera). Our fully-diluted ownership interest in Cloudera is 17% as of September 26, 2015. Our investment is accounted for under the equity and cost methods of accounting based on the rights associated with different securities we own, and is classified within other long-term assets. The carrying value of our equity method investment was $263 million and of our cost method investment was $454 million as of September 26, 2015 ($280 million for our equity method investment and $454 million for our cost method investment as of December 27, 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Non-marketable Cost Method Investments
Investment in Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for smartphones. We have also agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum), a holding company under Tsinghua Unigroup. During the third quarter of 2015, we invested $966 million to complete the first phase of the equity investment. We have determined we will not have significant influence over the company and, therefore, we will account for our interest using the cost method of accounting. Subject to regulatory approvals and other closing conditions, the second phase of the investment will require additional funding of approximately $500 million.
Trading Assets
As of September 26, 2015 and December 27, 2014, substantially all of our trading assets were marketable debt instruments. Net losses related to trading assets still held at the reporting date were $88 million in the third quarter of 2015 and net losses were $151 million in the first nine months of 2015 (net losses of $283 million in the third quarter of 2014 and $254 million in the first nine months of 2014). Net gains on the related derivatives were $72 million in the third quarter of 2015 and net gains were $138 million in the first nine months of 2015 (net gains of $278 million in the third quarter of 2014 and $252 million in the first nine months of 2014).
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

(In Millions)	Sep 26, 2015	Dec 27, 2014
Raw materials	$557	$462
Work in process	2,690	2,375
Finished goods	1,718	1,436
Total inventories	$4,965	$4,273
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
Our currency risk management programs include:

•
Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. Most of these instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated condensed statements of income as the impact of the hedged transaction.

•
Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and hedges of non-U.S.-dollar-denominated loans receivable are recognized at fair value. The substantial majority of these instruments generally mature within 12 months. Changes in the functional currency equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in the fair value of the related derivatives. We record net gains or losses in the line item on the consolidated condensed statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on equity investments, net.

Interest Rate Risk
Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns, unless management specifically approves otherwise. We may elect to swap fixed coupon payments on our debt issuances for floating rate coupon payments. These swaps are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments.

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

•
Interest rate derivatives with fair value hedge accounting designation that utilize interest rate swap agreements to hedge against changes in fair value on certain fixed rate debt due to changes in the benchmark interest rate. For these derivatives, we recognize gains and losses in interest and other, net, along with the offsetting losses and gains attributable to the changes in the benchmark interest rate on the underlying hedged items.

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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 26, 2015	Dec 27, 2014	Sep 27, 2014
Currency forwards	$12,395	$15,578	$13,896
Currency interest rate swaps	4,966	5,446	5,015
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,740	1,347	1,259
Total return swaps	1,020	1,056	1,032
Other	64	49	53
Total	$23,785	$27,076	$24,855
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Sep 26, 2015	Dec 27, 2014	Sep 27, 2014
Chinese yuan	$2,650	$3,097	$1,420
Euro	6,546	7,486	6,973
Israeli shekel	1,938	2,489	2,170
Japanese yen	2,733	3,779	4,223
Other	3,494	4,173	4,125
Total	$17,361	$21,024	$18,911

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the fourth quarter of 2014, we entered into $1.5 billion of forward contracts to hedge our anticipated equity funding of the UniSpreadtrum investment. The hedges were designated as cash flow hedges and the related gains and losses attributable to changes in the spot rates were recognized in accumulated other comprehensive income (loss). Hedge gains and losses attributable to changes in the forward rates were recognized in interest and other, net. During the second quarter of 2015, we discontinued cash flow hedge accounting treatment for $478 million of forward contracts since we could no longer assert that funding is probable to occur within the initially specified timeline. Hedge losses accumulated in other comprehensive income related to these de-designated forward contracts were insignificant.
During the third quarter of 2015, $1.0 billion of forward contracts were utilized to fund our investment in UniSpreadtrum. Hedge losses attributable to changes in the spot rates accumulated in other comprehensive income (loss) for these forward contracts will remain deferred in accumulated other comprehensive income (loss) until the UniSpreadtrum shares are either disposed of or impaired. As the shares are disposed of or impaired, we will reclassify the gains or losses from accumulated other comprehensive income (loss) to gains (losses) on equity investments, net as an offset to the gain or loss recognized for the share disposal or impairment.
During the third quarter of 2015, we entered into $1.0 billion interest rate swap agreement to hedge against changes in fair value attributable to the benchmark interest rate for our $1.0 billion face value 2015 senior notes due 2045 at 4.90%. The hedge was designated as a fair value hedge.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	September 26, 2015				December 27, 2014
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$31	$6	$156	$1	$6	$1	$497	$9
Interest rate swaps	—	3	—	—	—	—	—	—
Total derivatives designated as hedging instruments	31	9	156	1	6	1	497	9
Derivatives not designated as hedging instruments:
Currency forwards	40	—	78	—	207	—	44	—
Currency interest rate swaps	365	24	36	—	344	34	7	—
Embedded debt derivatives	—	—	—	16	—	—	4	8
Interest rate swaps	—	—	5	—	3	—	11	—
Other	2	15	8	—	1	22	—	—
Total derivatives not designated as hedging instruments	407	39	127	16	555	56	66	8
Total derivatives	$438	$48	$283	$17	$561	$57	$563	$17

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

	September 26, 2015
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$475	$—	$475	$(206)	$(127)	$142
Reverse repurchase agreements	3,318	—	3,318	—	(3,318)	—
Total assets	3,793	—	3,793	(206)	(3,445)	142
Liabilities:
Derivative liabilities subject to master netting arrangements	298	—	298	(206)	(15)	77
Total liabilities	$298	$—	$298	$(206)	$(15)	$77

	December 27, 2014
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$559	$—	$559	$(365)	$(78)	$116
Reverse repurchase agreements	718	—	718	—	(718)	—
Total assets	1,277	—	1,277	(365)	(796)	116
Liabilities:
Derivative liabilities subject to master netting arrangements	559	—	559	(365)	(80)	114
Total liabilities	$559	$—	$559	$(365)	$(80)	$114
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Currency forwards	$(68)	$(241)	$(268)	$(201)
Other	—	—	—	(3)
Total	$(68)	$(241)	$(268)	$(204)
Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing, were insignificant during all periods presented in the preceding tables. There was no impact on results of operations from discontinued cash flow hedges during the third quarter of 2015 and the impact was insignificant during the first nine months of 2015, which arises when forecasted transactions are probable of not occurring.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 20: Other Comprehensive Income (Loss)."
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Interest rate swap	$3	$—	$3	$—
Hedged item	(3)	—	(3)	—
Total	$—	$—	$—	$—
There was no hedge ineffectiveness during all periods presented in the preceding tables.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Currency forwards	Interest and other, net	$(19)	$62	$(33)	$40
Currency interest rate swaps	Interest and other, net	80	221	283	193
Interest rate swaps	Interest and other, net	(3)	1	(8)	(3)
Total return swaps	Various	(90)	(7)	(48)	51
Other	Various	(3)	(3)	(17)	(1)
Total		$(35)	$274	$177	$280

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 7: Acquisitions
During the first nine months of 2015, we completed five acquisitions qualifying as business combinations in exchange for acquisition date consideration of $591 million, most of which was cash consideration. Substantially all of the consideration was allocated to goodwill, acquisition-related developed technology, and acquisition-related customer relationships. Included in these acquisitions is our acquisition of Lantiq Semiconductor (Lantiq), intended to extend Intel's success in cable home gateways into DSL and fiber markets. We acquired Lantiq in the second quarter of 2015 for acquisition date cash consideration of $383 million, most of which was allocated to goodwill, acquisition-related developed technology, and acquisition-related customer relationships. The operating results of Lantiq are included in our Client Computing Group operating segment.
The completed acquisitions in the first nine months of 2015, both individually and in the aggregate, were not significant to our results of operations. For information on goodwill by operating segment, see “Note 8: Goodwill” and for information on the classification of intangible assets, see "Note 9: Identified Intangible Assets."
Pending Acquisition of Altera Corporation
During the second quarter of 2015, we entered into a definitive agreement to acquire Altera Corporation (Altera) in an all-cash transaction expected to close within six to nine months from the date of the agreement. Upon completion of the acquisition, each outstanding share of Altera common stock and, subject to certain exceptions, each share of Altera common stock underlying vested stock option awards, restricted stock unit awards and performance-based restricted stock unit awards will be converted into the right to receive $54.00 per share in cash, without interest. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. This transaction is subject to certain regulatory approvals and customary closing conditions.
Note 8: Goodwill
Goodwill activity for the first nine months of 2015 was as follows:

(In Millions)	Dec 27, 2014	Acquisitions	Currency Exchange and Other	Sep 26, 2015
Client Computing Group	$3,708	$150	$—	$3,858
Data Center Group	2,376	—	—	2,376
Internet of Things Group	428	—	—	428
Software and services operating segments	4,236	10	(182)	4,064
All other	113	187	—	300
Total	$10,861	$347	$(182)	$11,026
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	September 26, 2015
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,846	$(2,202)	$644
Acquisition-related customer relationships	1,733	(1,154)	579
Acquisition-related trade names	59	(53)	6
Licensed technology and patents	3,106	(1,283)	1,823
Identified intangible assets subject to amortization	7,744	(4,692)	3,052
Acquisition-related trade names	767	—	767
Other intangible assets	203	—	203
Identified intangible assets not subject to amortization	970	—	970
Total identified intangible assets	$8,714	$(4,692)	$4,022

	December 27, 2014
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$3,009	$(2,192)	$817
Acquisition-related customer relationships	1,698	(1,001)	697
Acquisition-related trade names	61	(49)	12
Licensed technology and patents	3,153	(1,224)	1,929
Identified intangible assets subject to amortization	7,921	(4,466)	3,455
Acquisition-related trade names	788	—	788
Other intangible assets	203	—	203
Identified intangible assets not subject to amortization	991	—	991
Total identified intangible assets	$8,912	$(4,466)	$4,446
Amortization expenses, with presentation location on the consolidated condensed statements of income, for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Acquisition-related developed technology	Cost of sales	$76	$161	$271	$454
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	66	75	192	214
Acquisition-related trade names	Amortization of acquisition-related intangibles	2	2	6	8
Licensed technology and patents	Cost of sales	71	69	211	208
Total amortization expenses		$215	$307	$680	$884

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on identified intangible assets that are subject to amortization as of September 26, 2015, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2015	2016	2017	2018	2019
Acquisition-related developed technology	$72	$251	$105	$86	$77
Acquisition-related customer relationships	66	236	149	45	27
Acquisition-related trade names	3	3	—	—	—
Licensed technology and patents	67	268	225	182	182
Total future amortization expenses	$208	$758	$479	$313	$286
Note 10: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Sep 26, 2015	Dec 27, 2014
Equity method investments	$1,577	$1,446
Non-marketable cost method investments	3,003	1,769
Non-current deferred tax assets	640	622
Pre-payments for property, plant and equipment	551	636
Loans receivable	650	416
Grants receivable	490	312
Reverse repurchase agreements	350	350
Other	994	954
Total other long-term assets	$8,255	$6,505
As of September 26, 2015, the carrying amount of our non-marketable cost method investments includes $966 million related to our investment in UniSpreadtrum. For further information, see "Note 4: Cash and Investments."
During the first nine months of 2015, we received and transferred $201 million of equipment from other long-term assets to property, plant and equipment. Substantially all of the equipment was prepaid in 2012 and 2013. We recognized the pre-payments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 11: Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges by program for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
2015 restructuring program	$22	$—	$272	$—
2013 restructuring program	(8)	20	95	238
Total restructuring and asset impairment charges	$14	$20	$367	$238
2015 Restructuring Program
Beginning in the second quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions, as we adjusted resources from areas of disinvestment to areas of investment. We expect these actions to be substantially complete by the end of 2015.
Restructuring and asset impairment charges for the 2015 restructuring program for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Employee severance and benefit arrangements	$20	$—	$270	$—
Asset impairments and other restructuring charges	2	—	2	—
Total restructuring and asset impairment charges	$22	$—	$272	$—
Restructuring and asset impairment activity for the 2015 restructuring program for the first nine months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$—	$—	$—
Additional accruals	283	2	285
Adjustments	(13)	—	(13)
Cash payments	(178)	—	(178)
Non-cash settlements	—	(1)	(1)
Accrued restructuring balance as of September 26, 2015	$92	$1	$93
We recorded the additional accruals as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Substantially all of the accrued restructuring balance as of September 26, 2015 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 3,800 employees.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restructuring and asset impairment charges for the 2013 restructuring program for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Employee severance and benefit arrangements	$(9)	$9	$87	$218
Asset impairments and other restructuring charges	1	11	8	20
Total restructuring and asset impairment charges	$(8)	$20	$95	$238
Restructuring and asset impairment activity for the 2013 restructuring program for the first nine months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$121	$11	$132
Additional accruals	100	9	109
Adjustments	(13)	(1)	(14)
Cash payments	(156)	(14)	(170)
Non-cash settlements	—	(3)	(3)
Accrued restructuring balance as of September 26, 2015	$52	$2	$54
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Substantially all of the accrued restructuring balance as of September 26, 2015 is expected to be paid by the end of 2015 and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 1,100 employees. Since the third quarter of 2013, we have incurred a total of $630 million in restructuring and asset impairment charges related to this program. These charges included a total of $553 million related to employee severance and benefit arrangements for approximately 8,700 employees, and $77 million in asset impairment charges and other restructuring charges.
Note 12: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Sep 26, 2015	Dec 27, 2014
Deferred income on shipments of components to distributors	$918	$944
Deferred income from software and services	1,242	1,261
Current deferred income	2,160	2,205
Non-current deferred income from software and services	448	483
Total deferred income	$2,608	$2,688
We classify non-current deferred income from software and services within other long-term liabilities on the consolidated condensed balance sheets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 13: Borrowings
Short-Term Debt
Our short-term debt at the end of each period was as follows:

(In Millions)	Sep 26, 2015	Dec 27, 2014
Drafts payable	$41	$16
Commercial paper	—	500
Current portion of long-term debt	1,096	1,088
Less: debt issuance costs associated with the current portion of long-term debt	(8)	(8)
Total short-term debt	$1,129	$1,596
The 2009 debentures are convertible, subject to certain conditions. Holders can surrender the 2009 debentures for conversion if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter.
During the third quarter of 2015, the closing stock price conversion right condition of the 2009 debentures was met and the debentures will be convertible at the option of the holders during the fourth quarter of 2015. As a result of the conversion period during the fourth quarter of 2015, the $1.1 billion carrying amount of the 2009 debentures remained classified as short-term debt on our consolidated condensed balance sheet as of September 26, 2015. The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $905 million remained classified as temporary equity on our consolidated condensed balance sheet as of September 26, 2015. In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and temporary equity would be reclassified to stockholders’ equity on our consolidated condensed balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Long-Term Debt
Our long-term debt at the end of each period was as follows:

(In Millions)	Maturity Date	Stated Interest Rate	Sep 26, 2015	Dec 27, 2014
2015 Senior notes	July 2020	2.45%	$1,748	$—
2015 Senior notes	July 2022	3.10%	1,000	—
2015 Senior notes	July 2025	3.70%	2,247	—
2015 Senior notes	July 2045	4.90%	1,998	—
2015 Senior notes	August 2045	4.90%	1,010	—
2012 Senior notes	December 2017	1.35%	2,998	2,998
2012 Senior notes	December 2022	2.70%	1,495	1,495
2012 Senior notes	December 2032	4.00%	744	744
2012 Senior notes	December 2042	4.25%	924	924
2011 Senior notes	October 2016	1.95%	1,500	1,499
2011 Senior notes	October 2021	3.30%	1,997	1,997
2011 Senior notes	October 2041	4.80%	1,490	1,490
2009 Junior subordinated convertible debentures	August 2039	3.25%	1,096	1,088
2005 Junior subordinated convertible debentures	December 2035	2.95%	975	960
Long-term debt			$21,222	$13,195
Less: current portion of long-term debt			(1,096)	(1,088)
Less: debt issuance costs			(67)	(48)
Total long-term debt			$20,059	$12,059
During the third quarter of 2015, we issued a total of $8.0 billion aggregate principal amount of senior unsecured notes. In July of 2015, we issued an aggregate of $7.0 billion of principal amount of notes due in 2020, 2022, 2025, and 2045. In August of 2015, we issued $1.0 billion of principal amount of notes due in 2045. We will pay interest on these notes semi-annually. We may redeem the notes prior to their maturity at our option at specified redemption prices and subject to certain restrictions. The notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.
We intend to use the net proceeds of these offerings to fund a portion of the cash consideration for our pending acquisition of Altera. If the Altera acquisition does not close for any reason, the net proceeds of the offering will be used for general corporate purposes, which may include refinancing of indebtedness, with the exception of the $2.25 billion principal amount of 2025 notes and $2.0 billion of principal amount of 2045 notes, which are subject to special mandatory redemption at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest in the event that our acquisition of Altera is not consummated by, or the merger agreement is terminated before, December 31, 2016.
For further information on our debt instruments, see the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the SEC on June 5, 2015.
Note 14: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
During May 2015, stockholders approved an extension of the expiration date of the 2006 Equity Incentive Plan to June 2018 and approved an additional 34 million shares for issuance. As of September 26, 2015, 258 million shares of common stock remained available for future grant under the 2006 Equity Incentive Plan through June 2018.
During May 2015, stockholders approved an extension of the expiration date of the 2006 Stock Purchase Plan to August 2021. The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. As of September 26, 2015, 181 million shares of common stock remained available for issuance under the 2006 Stock Purchase Plan through August 2021.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Share-Based Compensation
Share-based compensation expense was $309 million in the third quarter of 2015 and $1.0 billion in the first nine months of 2015 ($281 million in the third quarter of 2014 and $867 million in the first nine months of 2014).
Restricted Stock Unit Awards
We estimate the fair value of restricted stock unit awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our shares of common stock prior to vesting. We estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant (no market-based restricted stock units were granted in the third quarter of 2015). We based the weighted average estimated value of restricted stock unit grants, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	Three Months Ended		Nine Months Ended
	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Estimated values	$26.62	$32.93	$31.64	$25.12
Risk-free interest rate	0.6%	0.5%	0.6%	0.5%
Dividend yield	3.4%	2.6%	2.9%	3.4%
Volatility	n/a	23%	27%	23%
Restricted stock unit activity in the first nine months of 2015 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 27, 2014	119.4	$23.89
Granted	41.4	$31.64
Vested	(44.1)	$23.44
Forfeited	(6.1)	$25.40
September 26, 2015	110.6	$26.89
The aggregate fair value of awards that vested in the first nine months of 2015 was $1.4 billion, which represents the market value of our common stock on the date that the restricted stock units vested. The grant-date fair value of awards that vested in first nine months of 2015 was $1.0 billion. The number of restricted stock units vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.
As of September 26, 2015, 4.7 million of the outstanding restricted stock units were market-based restricted stock units.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Stock Option Awards
Stock option activity in the first nine months of 2015 was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 27, 2014	77.3	$21.30
Exercised	(13.4)	$20.58
Cancelled and forfeited	(1.0)	$23.27
Expired	(0.1)	$21.72
September 26, 2015	62.8	$21.42
Options exercisable as of:
December 27, 2014	54.7	$20.29
September 26, 2015	52.1	$20.88
During the first nine months of 2015, the aggregate intrinsic value of stock option exercises was $168 million, which represents the difference between the exercise price and the value of our common stock at the time of exercise. No stock options were granted during the first nine months of 2015.
Stock Purchase Plan
Employees purchased 15.8 million shares of common stock in the first nine months of 2015 for $421 million (19.4 million shares of common stock in the first nine months of 2014 for $393 million) under the 2006 Stock Purchase Plan.
Note 15: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. As of September 26, 2015, $9.9 billion remained available for repurchase under the existing repurchase authorization limit.
During the third quarter of 2015, we repurchased 34.8 million shares of common stock at a cost of $1.0 billion (119.5 million shares of common stock at a cost of $4.1 billion during the third quarter of 2014). During the first nine months of 2015, we repurchased 79.7 million shares of common stock at a cost of $2.5 billion (217.4 million shares of common stock at a cost of $6.8 billion in the first nine months of 2014). We have repurchased 4.8 billion shares of common stock at a cost of $104 billion since the program began in 1990.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares of common stock issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated condensed financial statements, we also treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the first nine months of 2015, we withheld 12.8 million shares of common stock to satisfy $416 million (11.7 million shares of common stock to satisfy $314 million during the first nine months of 2014) of employees’ tax obligations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 16: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Share of equity method investee losses, net	$(22)	$(17)	$(81)	$(42)
Impairments	(28)	(33)	(107)	(108)
Gains on sales, net	11	—	110	147
Dividends	5	1	52	54
Other, net	199	84	323	127
Total gains (losses) on equity investments, net	$165	$35	$297	$178
Note 17: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Interest income	$31	$35	$91	$108
Interest expense	(116)	(53)	(211)	(139)
Other, net	(19)	(7)	29	101
Total interest and other, net	$(104)	$(25)	$(91)	$70
Interest expense in the preceding table is net of $52 million of interest capitalized in the third quarter of 2015 and $202 million of interest capitalized in the first nine months of 2015 ($63 million in the third quarter of 2014 and $203 million in the first nine months of 2014). During the first quarter of 2014, we completed the divestiture of our Intel Media assets. As a result of the transaction, we recognized a gain within "Other, net" in the preceding table.
Note 18: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Net income available to common stockholders	$3,109	$3,317	$7,807	$8,043
Weighted average shares of common stock outstanding—basic	4,747	4,880	4,749	4,945
Dilutive effect of employee equity incentive plans	48	76	64	73
Dilutive effect of convertible debt	81	89	87	77
Weighted average shares of common stock outstanding—diluted	4,876	5,045	4,900	5,095
Basic earnings per share of common stock	$0.65	$0.68	$1.64	$1.63
Diluted earnings per share of common stock	$0.64	$0.66	$1.59	$1.58
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
During the third quarter of 2015, we excluded on average 4 million outstanding stock options and restricted stock units from the computation of diluted earnings per common share because these would have been antidilutive (no outstanding stock options and restricted stock units were excluded for the third quarter of 2014). During the first nine months of 2015, we excluded on average 2 million outstanding stock options and restricted stock units from the computation of diluted earnings per share of common stock because these shares of common stock would have been antidilutive (14 million for the first nine months of 2014). These options could potentially be included in the diluted earnings per share of common stock calculation in the future if the average market value of the shares of common stock increases and is greater than the exercise price of these options.
During the third quarter of 2015 and 2014, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.
Note 19: Income Taxes
Our effective income tax rate was 21.2% in the first nine months of 2015 compared to 27.8% in the first nine months of 2014. The effective rate was positively impacted by the settlement of a one-time refund claim involving asset tax basis resulting in the recognition of a $320 million tax benefit and our decision to indefinitely reinvest certain prior years' non-U.S. earnings resulting in the release of $185 million previously accrued U.S. deferred taxes in the second quarter of 2015. In addition, a higher proportion of our income from lower taxed jurisdictions positively impacted our effective income tax rate from the comparable period.
Our ending gross unrecognized tax benefits as of September 26, 2015 was $302 million ($577 million as of December 27, 2014).
Note 20: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2015 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 27, 2014	$2,459	$26	$(423)	$(47)	$(1,004)	$(345)	$666
Other comprehensive income (loss) before reclassifications	(1,365)	—	(268)	—	—	(187)	(1,820)
Amounts reclassified out of accumulated other comprehensive income (loss)	(86)	—	400	6	43	—	363
Tax effects	508	(13)	(43)	—	(13)	17	456
Other comprehensive income (loss)	(943)	(13)	89	6	30	(170)	(1,001)
September 26, 2015	$1,516	$13	$(334)	$(41)	$(974)	$(515)	$(335)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended		Nine Months Ended
Comprehensive Income Components	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$1	$9	$1	$7	Interest and other, net
	11	9	85	132	Gains (losses) on equity investments, net
	12	18	86	139
Unrealized holding gains (losses) on derivatives:
Currency forwards	(81)	(5)	(217)	(10)	Cost of sales
	(50)	8	(145)	26	Research and development
	(16)	2	(38)	7	Marketing, general and administrative
Other instruments	—	(2)	—	(2)	Cost of sales
	(147)	3	(400)	21
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(2)	(2)	(6)	(4)
Actuarial gains (losses)	(15)	(10)	(43)	(29)
	(17)	(12)	(49)	(33)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(152)	$9	$(363)	$127
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the SEC on June 5, 2015.
We estimate that we will reclassify approximately $241 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

All of the federal and state class actions other than the California class actions were transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain personal computers containing products sold by us. In July 2010, the Special Master issued a Report and Recommendation (Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master's Report, and a hearing on those objections was held before the district court in July 2013. In July 2014, the district court affirmed the Special Master's ruling and issued an order denying the MDL plaintiffs' motion for class certification. In August 2014, plaintiffs filed a petition for interlocutory appeal of the district court's decision with the U.S. Court of Appeals for the Third Circuit, which the Third Circuit denied in October 2014. In December 2014, Intel filed a motion for summary judgment on the claims of the remaining individual plaintiffs. We subsequently negotiated a settlement of the claims and the case was dismissed in September 2015.
All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions moved for class certification, which we are in the process of opposing. At our request, the court in the California actions agreed to delay ruling on this motion until after the Delaware district court ruled on the similar motion in the MDL proceedings. The plaintiffs asked the court for leave to retain a new expert and to amend their previous motion for class certification. The court granted plaintiffs’ request in February 2015 and the hearing on plaintiffs’ amended class certification motion is, scheduled to take place in December 2015. Given the procedural posture and the nature of these cases, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.
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
In January 2015, Intel, Adobe, Apple, and Google reached a second agreement with plaintiffs to settle this lawsuit, which the court preliminarily approved in March 2015. The court held a final fairness hearing in July 2015, and, in September 2015, gave its final approval of the settlement and entered final judgment in the lawsuit. We made our settlement payment in October 2015, which we accrued for in our operating expenses for 2014. Although we disputed the plaintiffs’ claims, we agreed to settle the lawsuit to avoid the uncertainties, expenses, and diversion of resources from continued litigation.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Shareholder Derivative Litigation regarding High Tech Employee Antitrust Litigation
In March 2014, the Police Retirement System of St. Louis filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, certain current and former members of our Board of Directors, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, alleged antitrust violations, as described in In re High Tech Employee Antitrust Litigation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In August 2015, the court granted our motion to dismiss the consolidated complaint. The plaintiffs thereafter filed a motion for reconsideration and a motion for new trial, both of which the court denied in October 2015.
In June 2015, the International Brotherhood of Electrical Workers (IBEW) filed a shareholder derivative action in the Chancery Court in Delaware against Intel, certain current and former members of our Board of Directors, and a current officer. The lawsuit makes allegations that are substantially similar to those in the California shareholder derivative litigation described above, but contain additional allegations regarding breach of the duty of disclosure surrounding In re High Tech Employee Antitrust Litigation and that the Intel 2013 and 2014 proxy statements were false and misleading in that they misrepresented the effectiveness of the Board’s oversight of compliance issues at Intel and the Board’s compliance with Intel’s Code of Conduct and Board of Director Guidelines on Significant Corporate Governance Issues. In October 2015, the court stayed the IBEW lawsuit for six months while the California case is on appeal.
Lehman Brothers Holdings Inc. and Lehman Brothers OTC Derivatives Inc. v. Intel
In May 2013, Lehman Brothers OTC Derivatives Inc. (LOTC) and Lehman Brothers Holdings Inc. (LBHI) filed an adversary complaint in the United States Bankruptcy Court in the Southern District of New York asserting claims against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, we prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to deliver to us on or before September 29, 2008, quantities of Intel common stock and cash determined by a formula set forth in the contract. LOTC's performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any Intel common stock or cash, and we exercised our right of setoff against the $1.0 billion collateral. LOTC and LBHI acknowledge in their complaint that we were entitled to set off our losses against the collateral, but they assert that we withheld collateral in excess of our losses that should have been returned to LOTC. The complaint asserts a claim for breach of contract, a claim for turnover under section 542(a) of the Bankruptcy Code, and a claim for violation of the automatic stay under section 362(a)(3) of the Bankruptcy Code. The complaint does not expressly quantify the amount of damages claimed but does assert multiple theories of damages that impliedly seek up to $312 million of alleged excess collateral, plus interest at LIBOR plus 13.5%, compounded daily. In June 2013, we filed a motion to dismiss plaintiffs' bankruptcy claims and for a determination that the breach of contract claim is "non-core" under the Bankruptcy Code. The bankruptcy court granted our motion in its entirety in December 2013. In May 2014, the United States District Court for the Southern District of New York denied our request that it withdraw its reference of plaintiffs' adversary complaint to the bankruptcy court. In January 2015, Intel and the plaintiffs filed competing motions for summary judgment. Plaintiffs' motion requested judgment against Intel "in the amount of no less than" $129 million, plus interest. In September 2015, the bankruptcy court ruled in favor of Intel and issued proposed findings of fact and conclusions of law recommending that the district court deny plaintiffs’ motion for summary judgment and grant Intel’s motion for summary judgment. In October 2015, plaintiffs voluntarily dismissed the lawsuit with prejudice.
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
Our operating segments in effect as of September 26, 2015 include:

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
Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2015	Sep 27, 2014	Sep 26, 2015	Sep 27, 2014
Net revenue:
Client Computing Group
Platform	$8,089	$8,749	$22,262	$24,744
Other	417	442	1,201	1,262
	8,506	9,191	23,463	26,006
Data Center Group
Platform	3,863	3,439	10,861	9,543
Other	277	261	808	753
	4,140	3,700	11,669	10,296
Internet of Things Group
Platform	501	456	1,450	1,320
Other	80	74	223	231
	581	530	1,673	1,551
Software and services operating segments	556	558	1,624	1,659
All other	682	575	2,012	1,637
Total net revenue	$14,465	$14,554	$40,441	$41,149
Operating income (loss):
Client Computing Group	$2,433	$3,053	$5,445	$7,486
Data Center Group	2,127	1,946	5,671	5,124
Internet of Things Group	151	145	383	406
Software and services operating segments	102	29	119	56
All other	(621)	(633)	(1,915)	(2,178)
Total operating income	$4,192	$4,540	$9,703	$10,894

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three and nine months ended September 26, 2015 to the three and nine months ended September 27, 2014.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

•	Contractual Obligations. Material changes, outside our ordinary course of business, to our significant contractual obligations as of December 27, 2014.
This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 27, 2014 and Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on June 5, 2015. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations, including our definitive agreement with Altera Corporation (Altera) as discussed in “Note 7: Acquisitions” in the Notes to the Consolidated Condensed Financial Statements of this Form 10-Q, that had not been completed as of October 28, 2015.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q3 2015	Q2 2015	Change	Q3 2015	Q3 2014	Change
Net revenue	$14,465	$13,195	$1,270	$14,465	$14,554	$(89)
Gross margin	$9,111	$8,248	$863	$9,111	$9,458	$(347)
Gross margin percentage	63.0%	62.5%	0.5%	63.0%	65.0%	(2.0)%
Operating income	$4,192	$2,896	$1,296	$4,192	$4,540	$(348)
Net income	$3,109	$2,706	$403	$3,109	$3,317	$(208)
Diluted earnings per common share	$0.64	$0.55	$0.09	$0.64	$0.66	$(0.02)
Effective tax rate	26.9%	9.3%	17.6%	26.9%	27.1%	(0.2)%
Our Q3 2015 net revenue of $14.5 billion was flat from Q3 2014 and above the midpoint of the Business Outlook provided in July 2015. While net revenue was flat, Client Computing Group (CCG) unit sales decreased, primarily on lower desktop and notebook platforms unit sales, offset by higher CCG average selling price, Data Center Group (DCG) platform revenue, and Non-Volatile Memory Solutions Group revenue. Continued weakness in the macroeconomic environment and the overall PC market drove lower demand in the non-consumer segment and emerging markets. Despite this trend, we continue to invigorate our performance product lines, resulting in higher demand and consequently higher average selling prices. We are seeing signs of a stabilizing PC market and our strategy to offer complete and connected computing solutions is delivering growth which is largely offsetting the lower demand of the traditional PC business. DCG posted record net revenue and Non-Volatile Memory Solutions Group and Internet of Things Group (IOTG) net revenue all grew double digit year-over-year.
Gross margin decreased by 2% points from Q3 2014 and in-line with our previous Business Outlook of 63%. The decrease from Q3 2014 was primarily due to higher platform unit costs and lower platform unit sales. These decreases were partially offset by higher platform average selling prices and lower production costs on 14nm which were treated as a period charge in Q3 2014. As compared to Q3 2014, operating income of $4.2 billion was down 8%, net income of $3.1 billion was down 6%, and earnings per share of $0.64 was down 2 cents.
In Q3 2015, we started shipping our 6th generation Intel® Core™ processor family, formerly code-named "Skylake". We see our partners in the industry are combining our 6th generation Intel Core processor and Microsoft Windows 10* to drive innovation, creating new user experiences and providing more secure computing. The new 6th generation Intel Core processor is also enabling thinner designs, faster startup time, and better battery life. We introduced 3D XPoint™ technology in July 2015, a non-volatile memory that has the potential to revolutionize devices, applications or services that benefits from fast access to large sets of data, which was jointly developed with Micron Technology, Inc. Now in production, 3D XPoint technology combines the performance, density, power, non-volatility and cost advantages of existing NAND and conventional memories like DRAM technologies on the market today.
In Q2 2015, we entered into a definitive agreement to acquire Altera. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. While we expect to close this transaction within six to nine months from the date of the agreement, , it is subject to certain regulatory approvals and customary closing conditions. For further information, see "Note 7: Acquisitions" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.
Our business continues to generate significant cash with $5.7 billion of cash from operations in Q3 2015. During Q3 2015, we purchased $1.2 billion in capital assets and returned cash to stockholders by both paying $1.1 billion in dividends and repurchasing $1.0 billion of common stock through our stock repurchase program. Additionally, our Board of Directors declared a quarterly cash dividend in September 2015 of $0.24 per share of common stock to be paid in December 2015. We ended Q3 2015 with $20.8 billion of cash and cash equivalents, short-term investments, and trading assets, which represented a $7.0 billion increase compared to Q2 2015, primarily driven by new long-term debt issued during Q3 2015 as part of our plan to finance our pending acquisition of Altera. For further information, see "Note 13: Borrowings" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For Q4 2015, we are forecasting a revenue midpoint of $14.8 billion, up 2% from Q3 2015. This forecast is in-line with the average seasonal increase for the fourth quarter. We are forecasting Q4 2015 gross margin midpoint of 62%, down 1% from Q3 2015 as we continue to transition to 14nm process technology. We are now expecting the midpoint of our capital spending for full year 2015 to be $7.3 billion, down $400 million from the midpoint of our previous Business Outlook of $7.7 billion. For the full year 2015, DCG and IOTG will exhibit strong growth but the annual growth rate for these businesses will be lower than our expectations at the beginning of the year as a result of weaker-than-expected macroeconomic growth. We now expect DCG business to grow in the low double digits versus the prior forecast of approximately fifteen percent. Relative to our forecast at the beginning of the year, we are seeing weakness in the enterprise market segment being partially offset by a stronger than expected cloud market segment.
Our Business Outlook for Q4 2015 and full-year 2015 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general, and administrative (MG&A)), and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.
The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the SEC and at other times. The forward-looking statements in the Business Outlook and reiterated or updated in this Form 10-Q will be effective through the close of business on December 11, 2015 unless updated earlier or except as specifically noted otherwise in the Business Outlook. From the close of business on December 11, 2015 until our quarterly earnings release is published, currently scheduled for January 14, 2016, we will observe a “quiet period.”
During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on October 13, 2015, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Third Quarter of 2015 Compared to Third Quarter of 2014
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q3 2015		Q3 2014
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$14,465	100.0%	$14,554	100.0%
Cost of sales	5,354	37.0%	5,096	35.0%
Gross margin	9,111	63.0%	9,458	65.0%
Research and development	2,927	20.2%	2,842	19.5%
Marketing, general and administrative	1,910	13.2%	1,979	13.6%
Restructuring and asset impairment charges	14	0.1%	20	0.1%
Amortization of acquisition-related intangibles	68	0.5%	77	0.5%
Operating income	4,192	29.0%	4,540	31.3%
Gains (losses) on equity investments, net	165	1.1%	35	0.2%
Interest and other, net	(104)	(0.7)%	(25)	(0.2)%
Income before taxes	4,253	29.4%	4,550	31.3%
Provision for taxes	1,144	7.9%	1,233	8.5%
Net income	$3,109	21.5%	$3,317	22.8%

Diluted earnings per common share	$0.64		$0.66
Note: We have updated our presentation to reflect platforms sold through the Client Computing Group, the Data Center Group, and the Internet of Things Group (platform).
Our net revenue for Q3 2015 was flat compared to Q3 2014. Total platform unit sales decreased by 17%, driven by the challenging macroeconomic conditions in the current period. In addition, Q3 2014 included higher PC demand driven by Microsoft Windows* XP refresh and higher tablet volume as we ramped the tablet platform business. Most of this decrease was offset by higher platform average selling prices of 19%. The increase in platform average selling prices was driven by a higher proportion of unit sales from DCG platforms, a lower proportion of tablet and phone platform unit sales (which has a lower average selling price), as well as higher average selling prices for the desktop, DCG, and notebook platforms. To a lesser extent, higher Non-Volatile Memory Solutions Group revenue partially offset the decrease in revenue driven by lower total platform unit sales.
Our overall gross margin dollars for Q3 2015 decreased by $347 million, or 4%, compared to Q3 2014. This decrease was due to $930 million of higher platform unit costs as our 14nm products constituted a higher proportion of our platform unit sales. The decrease in gross margin was partially offset by higher platform revenue which impacted gross margin by approximately $265 million as well as approximately $155 million of lower production costs on our 14nm products which were treated as a period charge in Q3 2014.
Our overall gross margin percentage decreased to 63.0% in Q3 2015 from 65.0% in Q3 2014. The decrease in gross margin percentage was primarily due to the gross margin decrease in the CCG operating segment. We derived a substantial majority of our overall gross margin dollars in Q3 2015 and Q3 2014 from the sale of platforms in the CCG and DCG operating segments.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(In Millions)	Q3 2015	Q3 2014
Platform revenue	$8,089	$8,749
Other revenue	417	442
Net revenue	$8,506	$9,191
Operating income	$2,433	$3,053
Net revenue for the CCG operating segment decreased by $685 million, or 7%, in Q3 2015 compared to Q3 2014. CCG platform unit sales were down 19% and CCG platform average selling prices were up 15%.
The decrease in revenue was primarily driven by $722 million of lower notebook platform unit sales, which were down 14%, and $604 million of lower desktop platform unit sales, which were down 15%. These decreases were partially offset by $255 million of higher desktop average selling prices, which were up 8%, and $196 million of higher notebook average selling prices, which were up 4%.
Operating income decreased by $620 million, or 20%, in Q3 2015 compared to Q3 2014, which was driven by $780 million of lower gross margin, partially offset by $160 million of lower operating expenses. Gross margin decreased by approximately $915 million on higher CCG platform unit costs. To a lesser extent, the impact to gross margin on lower CCG platform revenue was approximately $225 million. Lower CCG platform revenue was driven by lower CCG platform unit sales. Lower CCG platform revenue was partially offset by higher CCG platform average selling prices driven by the benefit of lower tablet and phone platform unit sales (which have a lower average selling price) and higher desktop and notebook platform average selling prices. The decrease in gross margin was partially offset by approximately $215 million of lower production costs primarily on our 14nm products which were treated as period charges in Q3 2014.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	Q3 2015	Q3 2014
Platform revenue	$3,863	$3,439
Other revenue	277	261
Net revenue	$4,140	$3,700
Operating income	$2,127	$1,946
Net revenue for the DCG operating segment increased by $440 million, or 12%, in Q3 2015 compared to Q3 2014. DCG platform average selling prices and unit sales were both up 6% driven by continued growth in the Internet cloud computing market segment. To a lesser extent, growth in the communications infrastructure market segment contributed to the increase.
Operating income increased by $181 million, or 9%, in Q3 2015 compared to Q3 2014, which was driven by $287 million of higher gross margin, partially offset by $106 million of higher operating expenses. Gross margin increased by approximately $400 million due to higher DCG platform revenue.
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	Q3 2015	Q3 2014
Platform revenue	$501	$456
Other revenue	80	74
Net revenue	$581	$530
Operating income	$151	$145
Net revenue for the IOTG operating segment increased by $51 million, or 10%, in Q3 2015 compared to Q3 2014.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income for the IOTG operating segment increased by $6 million, or 4%, in Q3 2015 compared to Q3 2014.
Software and Services Operating Segments
The revenue and operating income for the software and services (SSG) operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	Q3 2015	Q3 2014
Net revenue	$556	$558
Operating income	$102	$29
Net revenue for the SSG operating segments decreased by $2 million in Q3 2015 compared to Q3 2014.
The operating results for the SSG operating segments increased by $73 million in Q3 2015 compared to Q3 2014, which was driven by $22 million of higher gross margin and $51 million of lower operating expenses.
Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	Q3 2015	Q3 2014
Research and development (R&D)	$2,927	$2,842
Marketing, general and administrative (MG&A)	$1,910	$1,979
R&D and MG&A as percentage of net revenue	33%	33%
Restructuring and asset impairment charges	$14	$20
Amortization of acquisition-related intangibles	$68	$77
Research and Development
R&D increased by $85 million, or 3%, in Q3 2015 compared to Q3 2014. This increase was driven by expenses of newly acquired entities and higher product development, primarily in DCG, IOTG, and within the "all other" operating segment category, partially offset by lower profit-dependent compensation.
Marketing, General and Administrative
MG&A decreased by $69 million, or 3%, in Q3 2015 compared to Q3 2014. This decrease was driven by lower marketing expenses.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges by program for each period were as follows:

(In Millions)	Q3 2015	Q3 2014
2015 restructuring program	$22	$—
2013 restructuring program	(8)	20
Total restructuring and asset impairment charges	$14	$20
2015 Restructuring Program
Restructuring and asset impairment charges for the 2015 restructuring program for each period were as follows:

(In Millions)	Q3 2015	Q3 2014
Employee severance and benefit arrangements	$20	$—
Asset impairments and other restructuring charges	2	—
Total restructuring and asset impairment charges	$22	$—
2013 Restructuring Program
Restructuring and asset impairment charges for the 2013 restructuring program for each period were as follows:

(In Millions)	Q3 2015	Q3 2014
Employee severance and benefit arrangements	$(9)	$9
Asset impairments and other restructuring charges	1	11
Total restructuring and asset impairment charges	$(8)	$20
For further discussion, see "Results of Operations – First Nine Months of 2015 Compared to First Nine Months of 2014."
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	Q3 2015	Q3 2014
Gains (losses) on equity investments, net	$165	$35
Interest and other, net	$(104)	$(25)
We recognized higher net gains on equity investments in Q3 2015 compared to Q3 2014 due to higher gains primarily on third-party merger transactions.
We recognized higher interest and other net loss in Q3 2015 compared to Q3 2014 primarily due to an increase in interest expense related to the issuance of our $8.0 billion aggregate principal amount of senior unsecured notes in Q3 2015. For further information, see "Note 13: Borrowings."
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q3 2015	Q3 2014
Income before taxes	$4,253	$4,550
Provision for taxes	$1,144	$1,233
Effective tax rate	26.9%	27.1%
The change in our effective tax rate between Q3 2015 and Q3 2014 was primarily driven by a higher percentage of our profits generated in lower tax jurisdictions.

Results of Operations – First Nine Months of 2015 Compared to First Nine Months of 2014
Certain consolidated condensed statements of income data as a percentage of net revenue for each period were as follows:

	YTD 2015		YTD 2014
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$40,441	100.0%	$41,149	100.0%
Cost of sales	15,352	38.0%	15,161	36.8%
Gross margin	25,089	62.0%	25,988	63.2%
Research and development	9,009	22.3%	8,547	20.8%
Marketing, general and administrative	5,812	14.4%	6,087	14.8%
Restructuring and asset impairment charges	367	0.8%	238	0.6%
Amortization of acquisition-related intangibles	198	0.5%	222	0.5%
Operating income	9,703	24.0%	10,894	26.5%
Gains (losses) on equity investments, net	297	0.7%	178	0.4%
Interest and other, net	(91)	(0.2)%	70	0.2%
Income before taxes	9,909	24.5%	11,142	27.1%
Provision for taxes	2,102	5.2%	3,099	7.6%
Net income	$7,807	19.3%	$8,043	19.5%

Diluted earnings per common share	$1.59		$1.58
Our net revenue for the first nine months of 2015 decreased by $708 million, or 2%, compared to the first nine months of 2014. Total platform unit sales decreased by 7%, driven by the challenging macroeconomic conditions in the current period. In addition, the first nine months of 2014 included higher PC demand due to the Microsoft Windows* XP refresh. The decrease was partially offset by higher platform average selling prices of 5%. The higher platform average selling price was driven by a higher proportion of DCG platform unit sales and higher average selling prices for both desktop and DCG platforms, offset by a higher proportion of phone platform unit sales (which have a lower average selling price). The decrease in revenue was also partially offset by higher Non-Volatile Memory Solutions Group revenue.
Our overall gross margin dollars for the first nine months of 2015 decreased by $899 million, or 3%, compared to the first nine months of 2014. The decrease was primarily due to approximately $1.1 billion of higher platform unit costs. To a lesser extent lower platform revenue, primarily in the CCG operating segment, also contributed to the decrease. This decrease was partially offset by approximately $385 million lower factory start-up costs, primarily on our next-generation 14nm process technology.
Our overall gross margin percentage decreased to 62.0% in the first nine months of 2015 from 63.2% in the first nine months of 2014. The decrease in gross margin percentage was primarily due to the gross margin decrease in CCG operating segment, partially offset by the gross margin increase in DCG. We derived a substantial majority of our overall gross margin dollars for the first nine months of 2015 and the first nine months of 2014 from the sale of platforms in the CCG and DCG operating segments.

Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Platform revenue	$22,262	$24,744
Other revenue	1,201	1,262
Net revenue	$23,463	$26,006
Operating income	$5,445	$7,486
Net revenue for the CCG operating segment decreased by $2.5 billion, or 10%, in the first nine months of 2015 compared to the first nine months of 2014. CCG platform unit sales were down 9%, while CCG platform average selling prices were flat.
The decrease in revenue was primarily driven by $2.1 billion of lower desktop platform unit sales, which were down 18%. To a lesser extent, $1.1 billion of lower notebook platform unit sales, which were down 8%, also contributed to the decrease. These decreases were partially offset by $483 million of higher desktop platform average selling prices, which were up 6% and $199 million of higher tablet average selling prices.
Operating income decreased by $2.0 billion, or 27%, in the first nine months of 2015 compared to the first nine months of 2014, which was driven by $2.3 billion of lower gross margin, partially offset by $304 million of lower operating expenses. Gross margin decreased by approximately $1.8 billion due to lower CCG platform revenue, primarily driven by the decrease in desktop and notebook platform unit sales. To a lesser extent, approximately $1.3 billion of higher CCG platform unit costs also contributed to the decrease in gross margin. These decreases were partially offset by approximately $385 million of lower factory start-up costs, primarily driven by the ramp of our 14nm process technology.
Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Platform revenue	$10,861	$9,543
Other revenue	808	753
Net revenue	$11,669	$10,296
Operating income	$5,671	$5,124
Net revenue for the DCG operating segment increased by $1.4 billion, or 13%, in the first nine months of 2015 compared to the first nine months of 2014. DCG platform unit sales and average selling prices were up 9% and 5%, respectively. The increase in revenue was driven by continued growth in the Internet cloud computing market segment. To a lesser extent, growth in the communications infrastructure market segment contributed to the increase.
Operating income increased by $547 million, or 11%, in the first nine months of 2015 compared to the first nine months of 2014 with $1.1 billion of higher gross margin, partially offset by $541 million of higher operating expenses. The increase in operating expenses was primarily driven by higher product development costs. Gross margin increased by approximately $1.2 billion due to higher DCG platform revenue.

Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Platform revenue	$1,450	$1,320
Other revenue	223	231
Net revenue	$1,673	$1,551
Operating income	$383	$406
Net revenue for the IOTG operating segment increased by $122 million, or 8%, in the first nine months of 2015 compared to the first nine months of 2014. The increase was primarily due to higher IOTG platform unit sales based on strength in the retail market segment.
Operating income for the IOTG operating segment decreased by $23 million, or 6%, in the first nine months of 2015 compared to the first nine months of 2014. The decrease in operating income was driven by continued investment in product development across our operating segments including the Internet of Things market segment. This decrease was partially offset by lower costs related to product transition and higher IOTG platform revenue.
Software and Services Operating Segments
The revenue and operating income for the SSG operating segments, including McAfee and the Software and Services Group, for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Net revenue	$1,624	$1,659
Operating income	$119	$56
Net revenue for the SSG operating segments decreased by $35 million in the first nine months of 2015 compared to the first nine months of 2014.
The operating results for the SSG operating segments increased by $63 million in the first nine months of 2015 compared to the first nine months of 2014, which was driven by $66 million of lower operating expenses.
Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	YTD 2015	YTD 2014
Research and development (R&D)	$9,009	$8,547
Marketing, general and administrative (MG&A)	$5,812	$6,087
R&D and MG&A as percentage of net revenue	37%	36%
Restructuring and asset impairment charges	$367	$238
Amortization of acquisition-related intangibles	$198	$222
Research and Development
R&D increased by $462 million, or 5%, in the first nine months of 2015 compared to the first nine months of 2014. This increase was driven by higher product development, primarily in DCG, IOTG, and within the "all other" operating segment category, higher process development costs for our 10nm process technology, and expenses of newly acquired entities. These increases were partially offset by lower profit-dependent compensation.
Marketing, General and Administrative
MG&A decreased by $275 million, or 5%, in the first nine months of 2015 compared to the first nine months of 2014. This decrease was driven by lower marketing expenses.

Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges by program for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
2015 restructuring program	$272	$—
2013 restructuring program	95	238
Total restructuring and asset impairment charges	$367	$238
2015 Restructuring Program
Beginning in Q2 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions, as we adjusted resources from areas of disinvestment to areas of investment. We expect these actions to be substantially complete by the end of 2015.
Restructuring and asset impairment charges for the 2015 restructuring program for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Employee severance and benefit arrangements	$270	$—
Asset impairments and other restructuring charges	2	—
Total restructuring and asset impairment charges	$272	$—

Restructuring and asset impairment activity for the 2015 restructuring program for the first nine months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$—	$—	$—
Additional accruals	283	2	285
Adjustments	(13)	—	(13)
Cash payments	(178)	—	(178)
Non-cash settlements	—	(1)	(1)
Accrued restructuring balance as of September 26, 2015	$92	$1	$93
We recorded the additional accruals as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Substantially all of the accrued restructuring balance as of September 26, 2015 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 3,800 employees.
We estimate that employee severance and benefit charges incurred to date as part of the 2015 restructuring program will result in gross annual savings of approximately $400 million, which will be realized within R&D, cost of sales and MG&A. We began to realize these savings in Q2 2015 and now expect to fully realize these savings beginning in Q1 2016.
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

Restructuring and asset impairment charges for the 2013 restructuring program for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Employee severance and benefit arrangements	$87	$218
Asset impairments and other restructuring charges	8	20
Total restructuring and asset impairment charges	$95	$238
Restructuring and asset impairment activity for the 2013 restructuring program for the first nine months of 2015 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$121	$11	$132
Additional accruals	100	9	109
Adjustments	(13)	(1)	(14)
Cash payments	(156)	(14)	(170)
Non-cash settlements	—	(3)	(3)
Accrued restructuring balance as of September 26, 2015	$52	$2	$54
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated condensed statements of income and within the “all other” operating segments category. Substantially all of the accrued restructuring balance as of September 26, 2015 is expected to be paid by the end of 2015 and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 1,100 employees. Since Q3 2013, we have incurred a total of $630 million in restructuring and asset impairment charges related to this program. These charges included a total of $553 million related to employee severance and benefit arrangements for approximately 8,700 employees, and $77 million in asset impairment charges and other restructuring charges.
We estimate that employee severance and benefit charges incurred to date as part of the 2013 restructuring program will result in gross annual savings of approximately $600 million, which will be realized in R&D, MG&A and cost of sales. We began to realize these savings in Q4 2013 and now expect to fully realize these savings beginning in Q1 2016.
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Gains (losses) on equity investments, net	$297	$178
Interest and other, net	$(91)	$70
We recognized higher net gains on equity investments in the first nine months of 2015 compared to the first nine months of 2014 primarily due to higher gains on third-party merger transactions offset by higher equity method losses and lower gains on exits.
We recognized an interest and other, net loss in the first nine months of 2015 compared to a net gain in the first nine months of 2014. We recognized a net loss in the first nine months of 2015 primarily due to interest expense which now includes the Q3 2015 issuance of our $8.0 billion aggregate principal amount of senior unsecured notes. For further information, see "Note 13: Borrowings." We recognized a net gain in the first nine months of 2014 primarily due to a gain recognized on the divestiture of our Intel Media assets in Q1 2014.

Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	YTD 2015	YTD 2014
Income before taxes	$9,909	$11,142
Provision for taxes	$2,102	$3,099
Effective tax rate	21.2%	27.8%
Most of the decrease in our effective tax rate between the first nine months of 2015 and the first nine months of 2014 was driven by the following Q2 2015 events: the settlement of a one-time refund claim involving asset tax basis resulting in the recognition of a $320 million tax benefit and our decision during 2015 to indefinitely reinvest certain prior years' non-U.S. earnings resulting in the release of $185 million previously accrued U.S. deferred taxes. In addition, a higher proportion of our income from lower taxed jurisdictions positively impacted our effective income tax rate.
Liquidity and Capital Resources

(Dollars in Millions)	Sep 26, 2015	Dec 27, 2014
Cash and cash equivalents, short-term investments, and trading assets	$20,843	$14,054
Other long-term investments	$1,829	$2,023
Loans receivable and other	$1,191	$1,335
Reverse repurchase agreements with original maturities greater than approximately three months	$2,650	$450
Unsettled trade liabilities and other	$200	$77
Short-term and long-term debt	$21,188	$13,655
Temporary equity	$905	$912
Debt as percentage of permanent stockholders’ equity	37.1%	24.4%
In summary, our cash flows for each period were as follows:

(In Millions)	YTD 2015	YTD 2014
Net cash provided by operating activities	$13,590	$14,647
Net cash used for investing activities	(10,911)	(8,001)
Net cash provided by (used for) financing activities	1,824	(9,172)
Effect of exchange rate fluctuations on cash and cash equivalents	1	(5)
Net increase (decrease) in cash and cash equivalents	$4,504	$(2,531)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first nine months of 2015 compared to the first nine months of 2014, the $1.1 billion decrease in cash provided by operations was due to adjustments to net income for non-cash items and changes in working capital. The adjustments to net income were lower due to deferred taxes, partially offset by higher depreciation.
Changes in assets and liabilities as of September 26, 2015, compared to December 27, 2014, included a decrease in accrued compensation and benefits due to the payout of 2014 profit-dependent compensation and an increase in inventories due to the ramp of our 5th generation Intel Core processor family of products, partially offset by an income taxes net payable resulting from income tax payments made in 2014.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the first nine months of 2015, our three largest customers accounted for 46% of net revenue (46% for the first nine months of 2014) with Hewlett-Packard Company accounting for 18% of our net revenue (18% for the first nine months of 2014), Dell Inc. accounting for 15% of our net revenue (16% for the first nine months of 2014), and Lenovo Group Limited accounting for 13% of our net revenue (12% for the first nine months of 2014). These three customers accounted for 43% of net accounts receivable as of September 26, 2015 (43% as of December 27, 2014).
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher for the first nine months of 2015 compared to the first nine months of 2014. Cash used for investing activities increased primarily due to lower maturities of available-for-sale investments, higher originations of loans receivable and reverse repurchase agreements, and higher purchases of available-for-sale investments. This increase was partially offset by lower additions to property, plant and equipment, lower purchases of trading assets, and higher maturities and sales of trading assets.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was provided by financing activities for the first nine months of 2015 compared to cash used by financing activities for the first nine months of 2014, primarily due to the issuance of long-term debt and fewer repurchases of common stock in 2015.
Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of September 26, 2015, cash and cash equivalents, short-term investments, and trading assets totaled $20.8 billion ($14.1 billion as of December 27, 2014). In addition to the $20.8 billion, we have $2.7 billion of reverse repurchase agreements with original maturities greater than approximately three months, $1.8 billion of other long-term investments, and $1.2 billion of loans receivable and other investments, that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 rated issuances, and the majority of the issuances are rated AA-/Aa3.
Another potential source of liquidity is an ongoing authorization from our Board of Directors to borrow up to $5.0 billion, which our Board of Directors increased from $3.0 billion during Q2 2015. This ongoing authorization includes borrowings under our commercial paper program. Maximum borrowings under our commercial paper program were $900 million during the first nine months of 2015 and no commercial paper remained outstanding as of September 26, 2015. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of September 26, 2015. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. In Q3 2015, we utilized this shelf registration statement and issued $8.0 billion aggregate principal amount of senior unsecured notes. These notes were issued primarily to fund a portion of the cash consideration for our pending acquisition of Altera. For further information on the terms of the notes, see “Note 13: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
As of September 26, 2015, $10.1 billion of our $20.8 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $10.1 billion held by our non-U.S. subsidiaries, approximately $434 million was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of September 26, 2015. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued and this amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During Q2 2015, we entered into a definitive agreement to acquire Altera in an all-cash transaction expected to close within six to nine months from the date of the agreement. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. We intend to finance the acquisition through a combination of $7.0 billion to $9.0 billion in long-term debt, including the notes issued during Q3 2015, described in Note 13: Borrowings, and the remainder with commercial paper and cash and investments. The timing, amount and terms of any additional debt financing are subject to market and other conditions.
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
Marketable Debt Instruments
As of September 26, 2015, our assets measured and recorded at fair value on a recurring basis included $21.3 billion of marketable debt instruments. Of these instruments, $4.6 billion was classified as Level 1, $16.5 billion as Level 2, and $92 million as Level 3.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical securities that are traded in active markets. We evaluate security-specific market data when determining whether the market for a debt security is active.
Of the $16.5 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 70% was classified as Level 2 due to the use of a discounted cash flow model performed by us and approximately 30% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of September 26, 2015, our assets measured and recorded at fair value on a recurring basis included $490 million of loans receivable and $668 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of September 26, 2015, our assets measured and recorded at fair value on a recurring basis included $5.6 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
Pending Acquisition of Altera Corporation
During Q2 2015, we entered into a definitive agreement to acquire Altera in an all-cash transaction expected to close within six to nine months from the date of the agreement. The acquisition will couple Intel’s leading-edge products and manufacturing process with Altera’s leading field-programmable gate array technology. The combination is expected to enable new classes of products that meet customer needs in the data center and Internet of Things market segments. Upon completion of the acquisition, each outstanding share of Altera common stock and, subject to certain exceptions, each share of Altera common stock underlying vested stock option awards, restricted stock unit awards and performance-based restricted stock unit awards will be converted into the right to receive $54.00 per share in cash, without interest. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. This transaction is subject to certain regulatory approvals and customary closing conditions. We intend to finance the acquisition through a combination of $7.0 billion to $9.0 billion in long-term debt, including the notes issued during Q3 2015, described in Note 13: Borrowings, and the remainder with commercial paper and cash and investments. The timing, amount and terms of any additional debt financing are subject to market and other conditions.
Investment in Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for smartphones. We have also agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum), a holding company under Tsinghua Unigroup. During Q3 2015, we invested $966 million to complete the first phase of the equity investment. Subject to regulatory approvals and other closing conditions, the second phase of the investment will require additional funding of approximately $500 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2014. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of September 26, 2015 and December 27, 2014. Actual results may differ materially.
Interest Rates
We generally hedge interest rate risks of fixed-rate debt instruments with interest rate swaps. Gains and losses on these investments are generally offset by corresponding losses and gains on the related hedging instruments.
We are exposed to interest rate risk related to our investment portfolio and indebtedness. Our indebtedness includes our debt issuances and the liability associated with a long-term patent cross-license agreement with NVIDIA Corporation. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields, which generally track the U.S. dollar three-month LIBOR. A hypothetical decrease in interest rates of up to 1.0% would have resulted in an increase in the fair value of our indebtedness of approximately $1.7 billion as of September 26, 2015 (an increase of approximately $1.0 billion as of December 27, 2014). The increase from December 27, 2014 was primarily driven by the inclusion of $8.0 billion of senior unsecured notes issued in Q3 2015. A hypothetical decrease in benchmark interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of approximately $15 million as of September 26, 2015 (an increase of approximately $10 million as of December 27, 2014). The fluctuations in fair value of our investment portfolio and indebtedness reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see "Note 3: Fair Value" in Notes to Consolidated Condensed Financial Statements in this Form 10-Q.
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
As of September 26, 2015, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $5.6 billion ($7.1 billion as of December 27, 2014). Substantially all of our marketable equity investments portfolio as of September 26, 2015, was concentrated in our investment in ASML Holding N.V. of $5.4 billion ($6.9 billion as of December 27, 2014). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 40% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $2.3 billion, based on the value as of September 26, 2015 (a decrease in value of approximately $2.1 billion, based on the value as of December 27, 2014 using an assumed decline of 30%).

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable cost method equity investments had a carrying amount of $3.0 billion as of September 26, 2015 ($1.8 billion as of December 27, 2014) and includes our UniSpreadtrum and Cloudera, Inc. (Cloudera) investments of $966 million and $454 million, respectively ($454 million for Cloudera as of December 27, 2014). The carrying amount of our non-marketable equity method investments was $1.2 billion as of September 26, 2015 ($1.4 billion as of December 27, 2014). Most of our non-marketable equity method investments balance as of September 26, 2015 was concentrated in our IM Flash Technologies, LLC (IMFT) and Cloudera investments of $872 million and $263 million, respectively ($713 million and $280 million for IMFT and Cloudera, respectively, as of December 27, 2014).

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65 billion in shares of our common stock in open market or negotiated transactions. As of September 26, 2015, $9.9 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our publicly announced stock repurchase plan during the third quarter of 2015 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
June 28, 2015 – July 25, 2015	0.9	$28.33	$10,868
July 26, 2015 – August 22, 2015	16.5	28.81	10,393
August 23, 2015 – September 26, 2015	17.4	28.78	$9,892
Total	34.8	$28.78
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
For further discussion, see "Note 15: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
4.1	Fifth Supplemental Indenture, dated as of July 29, 2015, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	7/29/2015
4.2	Sixth Supplemental Indenture, dated as of August 11, 2015, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services Limited, UK Branch, as paying agent	8-K	000-06217	4.1	8/11/2015
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
 Intel, the Intel logo, Intel Core, 3D XPoint, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 28, 2015	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer