Form 10-K
period 2015-12-26
INTEL CORP
filed 2016-02-12
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 26, 2015, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was
$147.3 billion
4,724 million shares of common stock outstanding as of February 5, 2016
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement related to its 2016 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

INTEL CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2015

PART I

ITEM 1.	BUSINESS
Company Overview
We are a leader in the design and manufacturing of advanced integrated digital technology platforms. A platform consists of a microprocessor and chipset, and may be enhanced by additional hardware, software, and services. We sell these platforms primarily to original equipment manufacturers (OEMs), original design manufacturers (ODMs), and industrial and communications equipment manufacturers in the computing and communications industries. Our platforms are used across the compute continuum, in notebooks (including Ultrabook™ devices), 2 in 1 systems, desktops, servers, tablets, phones, and the Internet of Things (including wearables, retail devices, and manufacturing devices). We also develop and sell software and services primarily focused on security and technology integration. We were incorporated in California in 1968 and reincorporated in Delaware in 1989.
Company Strategy
Our vision is if it is smart and connected, it is best with Intel®. As a result, our strategy is to offer complete and connected platform computing solutions, consisting of both hardware and software, and to continue to drive "Moore’s Law." Through enhanced energy-efficient performance, connectivity, and security, we enable platform solutions that span the compute continuum, from high-performance computing systems running trillions of operations per second to embedded applications consuming milliwatts of power.
The boundaries of computing itself are expanding, with billions of devices connected to the Internet and to one another. Computing is becoming increasingly personal and enhancing nearly all aspects of life, an evolution that we refer to as the "personalization of compute." As the personalization of compute continues, we believe the following three key assumptions are critical to our strategy:

•	sensification of compute - as computing becomes increasingly personal, users will demand that it capture the human senses such as sight, sound, and touch;

•	smart and connected - more and more devices will be able to process data and connect to the cloud, other devices, or people; and

•	extension of you - increasingly personal digital devices and their many form factors will become even more ubiquitous in our lives.

These assumptions drive us to develop complete and connected platform solutions and compelling user experiences. These assumptions also drive synergistic growth in our Data Center Group, Internet of Things Group, and Non-Volatile Memory Solutions Group operating segments.

As more devices become smart and connected, specifically in the Internet of Things (IOT), there is greater demand for data centers to not only connect these devices, but also to capture and analyze the data they create. In addition, improvements in memory technology are enabling faster and more efficient microprocessors. We call the cycle of growth that occurs as these three market segments feed each other the “Virtuous Cycle of Growth.” As we execute to our strategy, these market segments will continue to have greater impact on our results and our future as a company.
We expect that our acquisition of Altera Corporation (Altera), completed subsequent to fiscal year-end 2015, will benefit this cycle of growth. The Altera acquisition is an example of our efforts to expand our reach within the compute continuum, as we believe that combining our leading-edge products and manufacturing process with Altera's leading field-programmable gate array (FPGA) technology will enable new classes of platforms that meet customer needs in the data center and Internet of Things market segments.
Virtuous Cycle of Growth

To succeed in this changing computing environment, we have the following key objectives:

•	relentlessly pursue Moore's Law to maximize and extend our manufacturing technology leadership;

•	strive to ensure that Intel® technology is the best choice across the compute continuum and across any operating system;

•	enable smart and connected devices through continued development of industry-leading communications and connectivity technology;

•	expand platforms into adjacent market segments to bring compelling new platform solutions and user experiences to form factors across the compute continuum;

•	increase the utilization of our investments in intellectual property and research and development (R&D) across all market segments;

•	expand the data center, the Internet of Things, and next-generation memory;

•	scale our manufacturing capabilities into foundry; and

•	strive to increase the diversity and inclusion of our workforce, reduce the environmental footprint of our products and operations, and be an asset to the communities where we conduct business.
We use our core assets to meet these objectives. We believe that applying our core assets to our key objectives provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Our core assets and key objectives include the following:

•
Silicon and Manufacturing Technology Leadership. We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. Intel co-founder Gordon Moore predicted, in what has become known as Moore's Law, that transistor density on integrated circuits would double about every two years. We continue executing to Moore’s Law by enabling new devices with higher functionality and complexity while controlling power, cost, and size. In keeping with Moore's Law, we drive a regular and predictable upgrade cycle—introducing the next generation of silicon process technology approximately every two to three years. Through this cycle, we continue to push progress by designing and putting transistor innovations into high-volume production. We aim to have the best process technology, and unlike many semiconductor companies, we primarily manufacture our products in our own facilities. This in-house manufacturing capability enables us to optimize performance, shorten our time-to-market, and scale new products more rapidly. We believe this competitive advantage will be extended in the future as the costs to build leading-edge fabrication facilities increase, and as fewer semiconductor companies will be able to leverage platform design and manufacturing.

•
Architecture and Platforms. We believe that users want consistent computing experiences and interoperable devices, and that users and developers value consistency of a standardized architecture. This standardized architecture provides a common framework that results in shortened time-to-market, increased innovation, and the ability to leverage technologies across multiple form factors. We have an advantage over most competitors because we are able to share intellectual property across our platforms and operating segments, which reduces our costs and provides a higher return on capital in our growth market segments (e.g., the data center, Internet of Things, and memory). The combination of our shared intellectual property portfolio and our interchangeable manufacturing and assembly and test assets allows us to seamlessly shift our production capabilities to respond to market demand. We believe that we can meet the needs of users and developers by offering complete solutions across the compute continuum through our partnership with the industry on open, standards-based platform innovation around Intel® architecture. We continue to invest in improving Intel architecture to deliver increased value to our customers and expand the capabilities of the architecture in adjacent market segments. For example, we focus on delivering improved energy-efficient performance, which involves balancing higher performance with the lowest power. In addition, the personalization of compute continues to drive our strategy as we focus on technologies such as perceptual computing, which brings exciting experiences through devices that sense, perceive, and interact with the user’s actions.

•
Software and Services. We offer software and services that provide solutions through a combination of hardware and software for consumer and corporate environments. Additionally, we seek to enable and advance the computing ecosystem by providing development tools and support to assist software developers in creating software applications that take advantage of our platforms. We seek to expedite growth in various market segments through our software offerings. We continue to collaborate with companies to develop software platforms that are optimized for Intel® processors, and that support multiple hardware architectures and operating systems.

•
Security. Through our expertise in hardware and software, we are able to embed security into many facets of computing and bring unique hardware, software, and end-to-end security solutions to the market. We offer proactive solutions and services to help secure the world’s most critical systems and networks. Additionally, through our McAfee® security products, we protect consumers and businesses of all sizes by helping detect and eliminate ever-evolving security threats.

•
Customer Orientation. We focus on providing compelling user experiences by developing our next generation of products based on customer needs and expectations. In turn, our products help enable the design and development of new user experiences, form factors, and usage models for businesses and consumers. For example, we enhance the computing experience by providing Intel® RealSense™ technology, password elimination, and our next-generation Thunderbolt™ 3 technology. Our latest Thunderbolt technology significantly increases the speed at which data and video can be transferred on a single cable, while simultaneously supplying power. We offer platforms that incorporate various components and capabilities designed and configured to work together to provide an optimized solution that customers can easily integrate into their products. Additionally, we have entered into strategic partnerships across multiple industries with a variety of manufacturers, including: Microsoft Corporation; Fossil Group, Inc.; LVMH Moët Hennessy Louis Vuitton SE; SMS Audio, LLC; Opening Ceremony, LLC; and others. Furthermore, we promote industry standards that we believe will yield innovation and improved technologies for users.

•
Acquisitions and Strategic Investments. In Q1 2016, we completed the acquisition of Altera. Altera is a global semiconductor company that designs and sells programmable semiconductors and related products, including programmable logic devices—which incorporate FPGAs and complex programmable logic devices—and highly integrated System-on-Chip (SoC) devices. As a result of the acquisition, we expect to integrate approximately 3,000 Altera employees. The acquisition of Altera reflects our strategy to drive Moore's Law and fuel growth in the data center and Internet of Things market segments. As we develop future platforms, the integration of PLDs into our platform solutions will improve the overall performance and lower the cost of ownership for our customers. Additionally, we make investments in companies around the world that we believe will further our vision, mission, and strategic objectives; support our key business initiatives; and generate financial returns. Our investments—including those made through Intel Capital—generally focus on companies and initiatives that we believe will stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. During 2015, we invested $966 million in Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum), a holding company under Tsinghua Unigroup Ltd. (an operating subsidiary of Tsinghua Holdings Co. Ltd.), to, among other things, jointly develop Intel architecture-based and communications-based solutions for phones. Additionally, we plan to continue to purchase and license intellectual property to support our current and expanding business.

•
Corporate Responsibility. Diversity and inclusion are integral parts of Intel's competitive strategy and vision. In January 2015, Intel announced the Diversity in Technology initiative, setting a goal to achieve higher representation of women and underrepresented minorities in Intel's U.S. workforce by 2020. We are also investing $300 million to help build the STEM pipeline, to support hiring and retaining more women and underrepresented minorities, and to fund programs to support more positive representation within the technology and gaming industries. We are committed to empowering people and expanding economic opportunity through education and technology, driven by our corporate and Intel Foundation programs, policy leadership, and collaborative engagements. In addition, we strive to cultivate an inclusive work environment in which engaged, energized employees can thrive in their jobs and in their communities. We work to develop energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We have also led the industry on the "conflict minerals" issue and have worked extensively since 2008 to put in place processes and systems to develop ethical sourcing of tin, tantalum, tungsten, and gold for Intel and to prevent profits from the sale of those minerals from funding conflict in the Democratic Republic of the Congo (DRC) and adjoining countries.

We strive to strengthen our competitive position as we enter and expand into adjacent market segments. These market segments change rapidly, and we need to adapt to new environments. A key characteristic of these adjacent market segments is low power consumption based on SoC products. We are making significant investments in this area with the accelerated development of our SoC solutions based on the 64-bit Intel® Atom™ microarchitecture and Intel® Quark™ technology. We are also optimizing our server products for energy-efficient performance, as we believe that increased Internet traffic and the use of mobile devices, the Internet of Things, and data center applications have created the need for improved data center infrastructure and energy efficiency.

Business Organization
In Q1 2015, we made changes in our organizational structure to reflect our strategy to address all aspects of the client computing market segment and utilize our intellectual property to offer compelling customer solutions. As of December 26, 2015, we manage our business through the following operating segments:
For a description of our operating segments, see "Note 26: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.
Products
Platforms
We offer platforms that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or a multichip package. A platform may be enhanced by additional hardware, software, and services.
A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system. We offer microprocessors with one or multiple processor cores. Multi-core microprocessors can enable improved multitasking and energy-efficient performance by distributing computing tasks across two or more cores. In addition, many of our processor families integrate graphics functionality onto the processor die.
A chipset sends data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive or solid-state drive, and optical disc drives. Chipsets extend the audio, video, and other capabilities of many systems and perform essential logic functions, such as balancing the performance of the system and removing bottlenecks.
We offer and continue to develop SoC products that integrate our CPUs with other system components, such as graphics, audio, imaging, communication and connectivity, and video, onto a single chip. SoC products are designed to reduce total cost of ownership, provide improved performance due to higher integration and the lowest power, and enable form factors such as tablets, phones, Ultrabook devices, and 2 in 1 systems, as well as notebooks, desktops, data center products, and the Internet of Things.
We offer a multichip package that integrates the chipset on one die, with the CPU and graphics on another die, connected via a lower-power, on-package interface. Similar to an SoC, the multichip package can provide improved performance due to higher integration coupled with the lowest power consumption, which enables smaller form factors. In 2015, we released our 6th generation Intel® Core™ processor, formerly code-named Skylake.

We also offer features designed to improve our platform capabilities, such as:

•
Intel vPro™ technology, a solution for manageability, security, and business user experiences in the notebook, desktop, and 2 in 1 systems and select Internet of Things market segments. Intel vPro technology is designed to provide businesses with increased manageability, upgradeability, energy-efficient performance, and security while lowering the total cost of ownership;

•
Intel RealSense technology, which—in conjunction with the latest Intel processors—enables a device to perceive depth similar to how a person does. This technology brings new opportunities for the personalization of compute to evolve; and

•	True Key™ technology, which allows users to access devices through facial recognition and other biometric technologies, thereby eliminating the need for log-in passwords.

We offer a range of platforms based upon the following microprocessors:
Intel Security Products
Through our McAfee products, we deliver innovative solutions that secure computers, mobile devices, and networks. Our security solutions follow the threat defense life cycle (protect, detect, correct) to defend consumers, small businesses, and enterprises from malware and emerging online threats. In 2015, Intel launched McAfee® Endpoint Security 10.X, which enables customers to tackle the threat defense life cycle with reduced complexity and better performance. McAfee Endpoint Security 10.X introduces a new platform built to enable real-time communication between threat defenses for more effective protection against emerging threats.

Communication and Connectivity
Our communication and connectivity offerings for tablets, phones, and other connected devices include baseband processors, radio frequency transceivers, and power management integrated circuits. We also offer comprehensive tablet, phone, and Internet of Things solutions, which include multimode 4G LTE* modems, Bluetooth® technology and GPS receivers, software solutions, customization, and essential interoperability tests.
Non-Volatile Memory Solutions
We offer NAND flash memory products primarily used in solid-state drives. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT) and Micron Technology, Inc. (Micron). In 2015, Intel announced 3D XPoint™ technology, a non-volatile memory that has the potential to revolutionize devices, applications, or services that benefit from fast access to large sets of data. Jointly developed with Micron, 3D XPoint technology combines the performance, density, power, non-volatility, and cost advantages of existing NAND and conventional memories like DRAM.
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
Products and Product Strategy by Operating Segment
Our Client Computing Group (CCG) operating segment is responsible for all aspects of the client computing continuum, which includes platforms that are incorporated in notebook (including Ultrabook devices), 2 in 1 systems, desktop computers for consumers and businesses, tablets, and phones. In addition, CCG offers home gateway products and set-top box components, and focuses on a broad range of wireless connectivity options that combine Intel® WiFi technology with our 2G and 3G technologies and accelerate industry adoption of 4G LTE. We have an array of innovative wired solutions such as Thunderbolt technology and client Ethernet solutions.
In 2015, we released the 6th generation Intel Core processor family for use in notebooks and desktops. These processors use 14-nanometer (nm) transistors and our Tri-Gate transistor technology. Our Tri-Gate transistor technology extends Moore’s Law by providing improved performance and energy efficiency. In combination, these enhancements can provide significant power savings and performance gains when compared to previous-generation processors.
In mobile communications, we expanded our product portfolio with the release of our Intel® Atom™ x5 and x7 processors, formerly code named Cherry Trail and designed for mainstream and premium tablet platforms. These processors may be paired with our second-generation 4G LTE solution, featuring CAT6 and carrier aggregation. We also released our Intel® Atom™ x3 processor, formerly coded named SoFIA 3G, our first integrated baseband and SoC application processor designed for entry and value phone and tablet platforms.
Notebook
Our strategy for the notebook computing market segment is to offer notebook technologies designed to bring exciting new user experiences to life and improve performance, battery life, wireless connectivity, manageability, and security. In addition, we design for innovative smaller, lighter, and thinner form factors. Our 6th generation Intel Core processor continues to deliver or enable increasing levels of performance, graphics, and energy efficiency, and will provide our customers and end users with multiple choices in processor cores, graphic performance, and battery life.
We have worked to help our customers develop a new class of personal computing devices that includes Ultrabook devices and 2 in 1 systems. These computers combine the energy-efficient performance and capabilities of today’s notebooks and tablets with enhanced graphics and improved user interfaces such as touch and voice in thin, light form factors that are highly responsive and secure, and that can seamlessly connect to the Internet. We believe the renewed innovation in the PC industry that we fostered with Ultrabook devices and expanded to 2 in 1 systems will continue.

Desktop
Our strategy for the desktop computing market segment is to offer exciting new user experiences and products that provide increased manageability, security, and energy-efficient performance. For example, in 2015 we introduced a new user experience in the Intel® Compute Stick, a device that allows users to transform HDMI-capable monitors or TVs into complete computers to get the most out of their display devices. We also focus on lowering the total cost of ownership for businesses. The desktop computing market segment includes all-in-one products, which combine traditionally separate desktop components into one form factor. Additionally, all-in-one computers have transformed into portable and flexible form factors that offer users increased portability and new multi-user applications and uses. For desktop consumers, we also focus on the design of products for high-end enthusiast PCs and mainstream PCs with rapidly increasing audio and media capabilities.
Our Data Center Group (DCG) operating segment offers products designed to provide leading energy-efficient performance for all server, network, and storage platforms. In addition, DCG focuses on lowering the total cost of ownership and on other specific optimizations for the enterprise, cloud, communications infrastructure, and technical computing segments. In 2015, we launched the Intel® Xeon® processor D family, our first Intel Xeon processor-based SoC product family, which extends our portfolio for network, storage, and high-density servers. In addition, we launched the Intel Xeon processor E7 v3 family, targeted at platforms requiring four or more CPUs; this processor family delivers performance advancements over previous generations, along with industry-leading reliability, availability, and serviceability. We also released the Intel Xeon processor E3 v5 family on our 14nm process technology, targeted for entry-level servers and workstations. In 2016, we expect to release our next-generation Intel Xeon E5 and E7 families on our 14nm process technology. Additionally, we expect to release in 2016 our next-generation Intel® Xeon Phi™ product family, code-named "Knights Landing," with up to 72 high-performance Intel processor cores, integrated memory and fabric, and a common software programming model with Intel Xeon processors. Knights Landing is designed for highly parallel compute- and memory bandwidth-intensive workloads. Intel Xeon Phi coprocessors are positioned to increase the performance of supercomputers, enabling trillions of calculations per second, and to address emerging data analytics solutions.
Our Internet of Things Group (IOTG) operating segment offers platforms designed for retail, transportation, industrial, buildings and home use, along with a broad range of other market segments. In addition, IOTG focuses on establishing an end-to-end manageable architecture that captures actionable information for consumers. In 2015, we announced three new Intel Quark processors, including the Intel® Quark™ SE SoC and the Intel Quark microcontrollers D1000 and D2000.
Our software and services operating segments seek to create differentiated user experiences on Intel®-based platforms. We differentiate by combining Intel platform features with enhanced software and services, and partnering closely with the external software developer ecosystem. Our three primary initiatives are:

•	enabling platforms that can be used across multiple operating systems, applications, and services across all Intel products;

•	optimizing features and performance by enabling the software ecosystem to quickly take advantage of new platform features and capabilities; and

•	protecting consumers, small businesses, and enterprises from malware and emerging online threats.

Revenue by Major Operating Segment
Net revenue for the Client Computing Group (CCG) operating segment, the Data Center Group (DCG) operating segment, the Internet of Things Group (IOTG) operating segment, and the aggregated software and services (SSG) operating segments is presented as a percentage of our consolidated net revenue. SSG includes Intel Security Group and the Software and Services Group operating segments. The "all other" category consists primarily of revenue from the Non-Volatile Memory Solutions Group (NSG) and the New Devices Group operating segments.
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
Intel faces significant competition in the development and market acceptance of our products in this environment. Our platforms, based on Intel architecture, are positioned to compete across the compute continuum, from the lowest power and mobile devices to the most powerful data center servers. Our platforms, which have integrated hardware and software, offer customers benefits such as ease of use, savings in total cost of ownership, and the ability to scale systems to accommodate increased usage.
Competitors
We compete against other companies that make and sell platforms, other silicon components, and software to businesses that build and sell computing and communications devices to end users. Our competitors also include companies that sell goods and services to businesses that use them for their internal and/or customer-facing processes (e.g., businesses running large data centers). In addition, we face competition from OEMs, ODMs, and other industrial and communications equipment manufacturers that, to some degree, choose to vertically integrate their own proprietary semiconductor and software assets. By doing so, these competitors may be attempting to offer greater differentiation in their products and to increase their share of the profits for each finished product they sell. Continuing changes in industry participants through, for example, acquisitions or business collaborations could also have a significant impact on our competitive position.
In the PC market segment, we are a leading provider of platforms for traditional desktops and notebooks. We face existing and emerging competition in these product areas. Tablets, phones, and other mobile devices offered by numerous vendors are significant competitors to traditional PCs for many usages. We are relatively recent providers of platforms for tablets and phones, and face strong competition from vendors that use applications processors based on the ARM* architecture; feature low-power, long battery-life operation; and are built in SoC formats that integrate numerous functions on one chip.
In the data center market segment, we are a leading provider of data center platforms and face competition from companies using ARM architecture or other technologies. Internet cloud computing, storage, and networking are areas of significant targeted growth for us in the data center segment, and we face strong competition in these market segments.
In the Internet of Things market segment, we have a long-standing position as a supplier of components and software for embedded products. This marketplace continues to significantly expand with increasing types and numbers of smart and connected devices for industrial, commercial, and consumer uses such as wearables. As this market segment evolves, we face numerous large and small incumbent competitors as well as new entrants that use ARM architecture and other operating systems and software.
Our security business operates in highly competitive, fragmented, and rapidly changing market segments. We are a major provider of cybersecurity products and services to both businesses and consumers. For businesses, we compete with companies selling individual point security products and companies selling multiple security products. We offer to businesses a portfolio of products that are integrated into a comprehensive security solution. For consumers, we primarily compete against other major security companies and providers of free security products. Our consumer offerings are designed to protect user data, identity, and devices across the compute continuum.
In the memory market segment, we compete against other providers of NAND flash memory products. We focus our efforts primarily on incorporating NAND flash memory into solution products, such as solid-state drives supporting consumer and enterprise applications. We believe that our memory offerings, including innovative developments such as 3D XPoint technology, will complement our other product offerings in our other segments.
Our products primarily compete based on performance, energy efficiency, integration, innovative design, features, price, quality, reliability, brand recognition, technical support, and availability. The importance of these factors varies by the type of end system for the products. For example, performance might be among the most important factors for our products for data center servers, while price and integration might be among the most important factors for our products for tablets, phones, and other mobile devices.

Competitive Advantages
Our key competitive advantages include:

•
Transitions to next-generation technologies. We have a market lead in transitioning to the next-generation process technology and bringing products to market using such technology. Our products utilizing our 14nm process technology are in the market and we are continuing to work on the development of our next-generation 10nm process technology. We believe that these advancements will offer significant improvements in one or more of the following areas: performance, new features, energy efficiency, and cost.

•
Combination of our network of manufacturing and assembly and test facilities with our global architecture design teams. We have made significant capital and R&D investments into our integrated manufacturing network, which enables us to have more direct control over our design, development, and manufacturing processes; quality control; product cost; production timing; performance; power consumption; and manufacturing yield. The increased cost of constructing new fabrication facilities to support smaller transistor geometries and larger wafers has led to a reduced number of companies that can build and equip leading-edge manufacturing facilities. Most of our competitors rely on third-party foundries and subcontractors for manufacturing and assembly and test needs. We provide foundry services as an alternative to such foundries.

•
Products optimized to operate on multiple operating systems. Through our collaboration with our customers and other third parties, many of our products can operate on multiple operating systems in end-user products and platforms.

Manufacturing and Assembly and Test
As of December 26, 2015, 55% of our wafer fabrication, including microprocessors and chipsets, was conducted within the U.S. at our facilities in Arizona, Oregon, and New Mexico. Our Massachusetts fabrication facility was our last manufacturing facility on 200 millimeter (mm) wafers and ceased production in Q1 2015. The remaining 45% of our wafer fabrication was conducted outside the U.S. at our facilities in Ireland, Israel, and China. Our fabrication facility in Ireland has transitioned to our 14nm process technology, with manufacturing continuing to ramp in 2016. Wafer fabrication conducted within and outside the U.S. may be impacted by the timing of a facility’s transition to a newer process technology, as well as a facility’s capacity utilization.
As of December 26, 2015, we manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations
Microprocessors and other products	300mm	14nm	Arizona, Oregon, Ireland
Microprocessors and other products	300mm	22nm	Israel, Arizona, Oregon
Microprocessors and chipsets	300mm	32nm	New Mexico
Microprocessors	300mm	45nm	New Mexico
Microprocessors and chipsets	300mm	65nm	China
As of December 26, 2015, our microprocessors were manufactured on 300mm wafers, with a substantial majority manufactured using our 14nm, 22nm, and 32nm process technologies. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and increasing the number of integrated features on each chip. These advancements can enable us to introduce new devices with higher functionality and complexity while controlling power, cost, and size. In addition, with each shift to a new process technology, we are able to produce more microprocessors per square foot of our wafer fabrication facilities. The costs to develop newer process technologies are significantly less than adding capacity by building additional wafer fabrication facilities using older process technologies.
We use third-party foundries to manufacture wafers for certain components, including communications, connectivity, and networking products. For example, the Intel Atom x3 processor is fabricated by a third-party foundry. In addition, we primarily use subcontractors to manufacture board-level products and systems. We purchase certain communications and connectivity products from external vendors primarily in the Asia-Pacific region.
Following the manufacturing process, the majority of our components are subject to assembly and test. We perform our components assembly and test at facilities in Malaysia, China, and Vietnam. To augment capacity, we use subcontractors to perform assembly and test of certain products, primarily chipsets and communications and connectivity products.

Our NAND flash memory products are manufactured by IMFT and Micron using 20nm or 25nm process technology, and assembly and test of these products is performed by Micron and other external subcontractors. For further information, see "Note 5: Cash and Investments" in Part II, Item 8 of this Form 10-K. Additionally, in the second half of 2016, we will start using our facility in Dalian, China to help expand our manufacturing capacity in next-generation memory. The expansion is part of our multi-source supply strategy and will allow us to best serve our customers.
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

Research and Development
We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. R&D expenditures were $12.1 billion in 2015 ($11.5 billion in 2014 and $10.6 billion in 2013).
Our R&D activities are directed toward the delivery of solutions consisting of hardware and software platforms and supporting services across a wide range of computing devices. We are focused on developing the technology innovations that we believe will deliver our next generation of products, which will in turn enable new form factors and usage models for businesses and consumers. We focus our R&D efforts on advanced computing technologies, developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of platforms, improving our platform initiatives, developing new solutions in emerging technologies (including memory and the Internet of Things), and developing software solutions and tools. Our R&D efforts are intended to enable new levels of performance and address areas such as energy efficiency, system-level integration, security, scalability for multi-core architectures, system manageability, and ease of use.
As part of our R&D efforts, we plan to introduce a new Intel Core microarchitecture for desktops, notebooks (including Ultrabook devices and 2 in 1 systems), and Intel Xeon processors on a regular cadence. We expect to lengthen the amount of time we will utilize our 14nm and our next-generation 10nm process technologies, further optimizing our products and process technologies while meeting the yearly market cadence for product introductions.
Advances in our silicon technology have enabled us to continue making Moore’s Law a reality. In 2014, we began manufacturing our 5th generation Intel Core processor family using our 14nm process technology. In 2015, we released a new microarchitecture (our 6th generation Intel Core processor family), using our 14nm process technology. We also plan to introduce a third 14nm product, code-named "Kaby Lake." This product will have key performance enhancements as compared to our 6th generation Intel Core processor family. We are also developing 10nm manufacturing process technology, our next-generation process technology.
We have continued expanding on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products optimized for a wider variety of applications. We expect these advances will result in a significant reduction in transistor leakage, lower active power, and an increase in transistor density to enable more smaller form factors, such as powerful, feature-rich phones and tablets with a longer battery life. For instance, we have accelerated the Intel Atom processor-based SoC roadmap for our mobile form factors (including tablets and phones), notebooks (including Ultrabook devices and 2 in 1 systems), the Internet of Things, and data center applications, on our 32nm, 22nm, and 14nm process technologies. In addition, we offer the Intel Quark SoC, an ultra-low-power and low-cost architecture designed for the Internet of Things such as industrial machines and wearable devices.
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

Our R&D activities range from designing and developing new products and manufacturing processes to researching future technologies and products. We continue to make significant R&D investments in the development of SoC devices to enable growth in mobile form factors. In addition, we continue to make significant investments in communications and connectivity for tablets, phones, and other connected devices, including multimode LTE modems. Our investment in Cloudera, Inc. (Cloudera), completed in 2014, is evidence of our drive to bring big data analytics to the mainstream market through the joining of Cloudera's software platform and our data center architecture based on Intel Xeon processors. We also continue to invest in leading-edge foundry platforms and ecosystem partner development, graphics, high-performance computing, and communication and connectivity.
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
Employees
As of December 26, 2015, we had 107,300 employees worldwide, with approximately 51% of those employees located in the U.S.
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
Our worldwide reseller sales channel consists of thousands of indirect customers—systems builders that purchase Intel® microprocessors and other products from our distributors. We have a program that allows distributors to sell our microprocessors and other products in small quantities to customers of systems builders. Our microprocessors and other products are also available in direct retail outlets.
Hewlett-Packard Company, our largest customer in 2014, separated into HP Inc. and Hewlett Packard Enterprise Company on November 1, 2015. In 2015, these entities collectively accounted for 18% of our net revenue (18% in 2014 and 17% in 2013), Dell Inc. accounted for 15% of our net revenue (16% in 2014 and 15% in 2013), and Lenovo Group Limited accounted for 13% of our net revenue (12% in 2014 and 12% in 2013). No other customer accounted for more than 10% of our net revenue during such periods. For information about net revenue and operating income by operating segment, and net revenue from unaffiliated customers by country, see "Note 26: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.
Sales Arrangements
Our products are sold through sales offices throughout the world. Sales of our products are frequently made via purchase order acknowledgments that contain standard terms and conditions covering matters such as pricing, payment terms, and warranties, as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time, we may enter into additional agreements with customers covering, for example, changes from our standard terms and conditions, new product development and marketing, private-label branding, and other matters. Our sales are routinely made using electronic and web-based processes that allow the customer to review inventory availability and track the progress of specific goods ordered. Pricing on particular products may vary based on volumes ordered and other factors. We also offer discounts, rebates, and other incentives to customers to increase acceptance of our products and technology.

Our products are generally shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue and related cost of sales is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, usually 30 days after shipment or delivery. We assess credit risk through quantitative and qualitative analysis. From this analysis, we establish shipping and credit limits, and determine whether we will seek to use one or more credit support protection devices, such as obtaining a parent guarantee, standby letter of credit, or credit insurance. Credit losses may still be incurred due to bankruptcy, fraud, or other failure of the customer to pay. For information about our allowance for doubtful receivables, see "Schedule II—Valuation and Qualifying Accounts" in Part IV of this Form 10-K.
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
We promote brand awareness and preference, and generate demand through our own direct marketing as well as through co-marketing programs. Our direct marketing activities primarily include advertising through digital and social media and television, as well as consumer and trade events, industry and consumer communications, and press relations. We market to consumer and business audiences, and focus on building awareness and generating demand for new form factors such as tablets, all-in-one devices, and 2 in 1 systems powered by Intel. Our key messaging focuses on increased performance, improved energy efficiency, and other capabilities such as connectivity, communications, and security.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® program. This program broadens the reach of our brands beyond the scope of our own direct marketing. Through the Intel Inside program, certain customers are licensed to place Intel® logos on computing devices containing our microprocessors and processor technologies, and to use our brands in their marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses customers for marketing activities for products featuring Intel® brands, subject to customers meeting defined criteria. These marketing activities primarily include advertising through digital and social media and television, as well as press relations. We have also entered into joint marketing arrangements with certain customers.
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
We work with non-governmental organizations (NGOs), OEMs, and retailers to help manage e-waste (including electronic products nearing the end of their useful lives) and to promote recycling. The European Union requires producers of certain electrical and electronic equipment to develop programs that let consumers return products for recycling. Many U.S. states and countries in Latin America and Asia also have or are developing similar e-waste take-back laws. Although these laws are typically targeted at the end electronic product and not components such as microprocessors, the inconsistency of many e-waste take-back laws, changes in our product offerings, and the lack of local e-waste management options in many areas pose a challenge for our compliance efforts.

We are an industry leader in our efforts to build ethical sourcing of minerals for our products, including "conflict minerals" from the DRC and adjoining countries. In 2013, we accomplished our goal to manufacture microprocessors that are DRC conflict-free for tantalum, tin, tungsten, and gold. We continue our work to establish DRC conflict-free supply chains for our company and our industry, and are moving beyond microprocessors to validate our broader product base as DRC conflict-free in 2016 for these four minerals.
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
We have been purchasing renewable energy at some of our major sites for several years. We purchase renewable energy certificates under a multi-year contract. This purchase has placed Intel at the top of the U.S. Environmental Protection Agency Green Power Partnership rankings for the past eight years and is intended to help stimulate the market for green power, leading to additional generating capacity and, ultimately, lower costs.
Distribution of Company Information
Our Internet address is www.intel.com. We publish voluntary reports on our website that outline our performance with respect to corporate responsibility, including EHS compliance.
We use our Investor Relations website, www.intc.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We post filings on our website the same day they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. We post our quarterly and annual earnings results at www.intc.com/results.cfm, and do not distribute our financial results via a news wire service. All such postings and filings are available on our Investor Relations website free of charge. In addition, our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post financial information. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Executive Officers of the Registrant
The following sets forth certain information with regard to our executive officers as of February 12, 2016 (ages are as of December 26, 2015):

Andy D. Bryant, age 65		Gregory R. Pearson, age 55
• 2012 – present	Chairman of the Board	• 2014 – present	Senior VP; General Manager, Sales and Marketing Group
• 2011 – 2012	Vice Chairman of the Board, Executive VP, Technology, Manufacturing and Enterprise Services; Chief Administrative Officer
		• 2008 – 2013	General Manager, Worldwide Sales and Operations Group

• 2009 – 2011	Executive VP, Technology, Manufacturing, and Enterprise Services; Chief Administrative Officer	• Joined Intel in 1983

Dr. Venkata S.M. "Murthy" Renduchintala, age 50
• 2007 – 2009	Executive VP, Finance and Enterprise Services; Chief Administrative Officer	• 2015 – present	Executive VP; President, Client and Internet of Things (IoT) Businesses and Systems Architecture Group

• 2001 – 2007	Executive VP; Chief Financial and Enterprise Services Officer
• Joined Intel in 2015
• Member of Intel Corporation Board of Directors
• Member of Columbia Sportswear Company Board of Directors		Stacy J. Smith, age 53
		• 2012 – present	Executive VP; Chief Financial Officer
• Member of McKesson Corporation Board of Directors		• 2010 – 2012	Senior VP; Chief Financial Officer
• Joined Intel in 1981		• 2007 – 2010	VP; Chief Financial Officer
		• 2006 – 2007	VP; Assistant Chief Financial Officer
William M. Holt, age 63		• 2004 – 2006	VP; Finance and Enterprise Services, Chief Information Officer
• 2013 – present	Executive VP; General Manager, Technology and Manufacturing Group
• Member of Autodesk, Inc. Board of Directors
• 2006 – 2013	Senior VP; General Manager, Technology and Manufacturing Group	• Member of Virgin America, Inc. Board of Directors
• Joined Intel in 1988
• 2005 – 2006	VP; Co-General Manager, Technology and Manufacturing Group

• Joined Intel in 1974

Brian M. Krzanich, age 55
• 2013 – present	Chief Executive Officer
• 2012 – 2013	Executive VP; Chief Operating Officer
• 2010 – 2012	Senior VP; General Manager, Manufacturing and Supply Chain

• 2006 – 2010	VP; General Manager, Assembly and Test
• Member of Deere & Company Board of Directors
• Joined Intel in 1982

ITEM 1A.	RISK FACTORS
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should also refer to the other information set forth in this Annual Report on Form 10-K, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.
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

•	the level of our customers’ inventories;

•	competitive and pricing pressures, including actions taken by competitors;

•	customer product needs;

•	market acceptance and industry support of our new and maturing products; and

•	the technology supply chain, including supply constraints caused by natural disasters or other events.
We face significant competition. The industry in which we operate is highly competitive and subject to rapid technological and market developments, changes in industry standards, changes in customer needs, and frequent product introductions and improvements. If we do not anticipate and respond to these developments, our competitive position may weaken, and our products or technologies might be uncompetitive or obsolete. In recent years, our business focus has expanded and now includes the design and production of platforms for tablets, phones, and other devices across the compute continuum, including products for the Internet of Things, and related services. As a result, we face new sources of competition, including, in certain of these market segments, from incumbent competitors with established customer bases and greater brand recognition. To be successful, we need to cultivate new industry relationships with customers and partners in these market segments. In addition, we must continually improve the cost, integration, and energy efficiency of our products, as well as expand our software capabilities to provide customers with comprehensive computing solutions. Despite our ongoing efforts, there is no guarantee that we will achieve or maintain consumer and market demand or acceptance for our products and services in these various market segments.
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

Changes in the mix of products sold may harm our financial results. Prices differ widely among the platforms we offer in our various market segments due to differences in features offered or manufacturing costs. For example, product offerings range from lower-priced and entry-level platforms, such as those based on Intel Quark or Intel Atom processors, to higher-end platforms based on Intel Xeon and Intel Itanium processors. If demand shifts from our higher-priced to lower-priced platforms in any of our market segments, our gross margin and revenue would decrease. In addition, when products are introduced, they tend to have higher costs because of initial development costs and lower production volumes relative to the previous product generation, which can impact gross margin.
We operate globally and are subject to significant risks in many jurisdictions.
Global or regional conditions may harm our financial results. We have manufacturing, assembly and test, R&D, sales, and other operations in many countries, and some of our business activities may be concentrated in one or more geographic areas. Moreover, sales outside the U.S. accounted for approximately 80% of our revenue for the fiscal year ended December 26, 2015. As a result, our operations and our financial results, including our ability to manufacture, assemble and test, design, develop, or sell products, may be adversely affected by a number of factors outside of our control, including:

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
We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: IP ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, advertising, employment, environment, health, and safety. Compliance with such requirements may be onerous and expensive, and may otherwise impact our business operations negatively. Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, and/or agents will not violate such laws or our policies. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation.
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

Catastrophic events or geopolitical conditions could have a material adverse effect on our operations and financial results. Our operations or systems could be disrupted by natural disasters; geopolitical conditions; terrorist activity; public health issues; cybersecurity incidents; interruptions of service from utilities, transportation or telecommunications providers; or other catastrophic events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to enable us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
We maintain a program of insurance coverage for a variety of property, casualty, and other risks. The types and amounts of insurance we obtain vary depending on availability, cost, and decisions with respect to risk retention. Some of our policies have large deductibles and broad exclusions. In addition, one or more of our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.
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
We are subject to risks associated with the development and implementation of new manufacturing process technology. We may not be successful or efficient in developing or implementing new production processes. Production of integrated circuits is a complex process. We are continually engaged in the transition from our existing process to the next-generation process technology. This consistent innovation involves significant expense and carries inherent risks, including difficulties in designing and developing next-generation process technologies, development and production timing delays, lower than anticipated manufacturing yields, and product defects and errata. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, interruption in our supply of materials or resources, and disruptions at our fabrication and assembly and test facilities due to accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and the results from operations.
We face supply chain risks. Thousands of suppliers provide materials that we use in production and other aspects of our business. Where possible, we seek to have several sources of supply for all of those materials. However, for certain materials, we may rely on a single or a limited number of suppliers, or upon suppliers in a single location. In addition, consolidation among suppliers could impact the nature, quality, availability, and pricing of the products and services available to us. The inability of suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or make it more difficult for us to implement our business strategy. Production could be disrupted by the unavailability of resources used in production, such as water, silicon, electricity, gases, and other materials. The unavailability or reduced availability of materials or resources may require us to reduce production or incur additional costs, which could harm our business and results of operations.

We also rely on third-party providers to manufacture and assemble and test certain components or products, particularly those related to networking, mobile and communications, and NAND flash memory. If any of these third parties are unable to perform these services on a timely basis, we may encounter supply delays or disruptions that could adversely affect our financial results.
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
We are subject to the risks of product defects and errata. Product defects and errata (deviations from published specifications) may result from problems in our product design or our manufacturing and assembly and test processes. Components and products we purchase or license from third-party suppliers may also contain defects.
Costs from defects and errata could include:

•	writing off some or all of the value of inventory;

•	recalling products that have been shipped;

•	providing product replacements or modifications; and

•	defending against resulting litigation.
These costs could be large and may increase expenses and lower gross margin, and result in delay or loss of revenue. Any product defects, errata, or other issues that we do not detect or fix could also damage our reputation, negatively affect product demand, delay product releases, or result in legal liability. The announcement of product defects and errata could cause customers to purchase products from competitors as a result of possible shortages of our components or for other reasons. Any of these occurrences could harm our business and financial results.
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
Our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could lead to increased costs or future liabilities. Our ability to expand or modify our manufacturing capability in the future may be impeded by environmental regulations, such as air quality and wastewater requirements. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur other expenses. Many new materials that we are evaluating for use in our operations may be subject to regulation under environmental laws and regulations. These restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter manufacturing and assembly and test processes.
Climate change may also pose regulatory and environmental risks that could harm our results of operations and affect the way we conduct business. For example, climate change regulation could result in increased manufacturing costs associated with air pollution control requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions. We also see the potential for higher energy costs driven by climate change regulations if, for example, utility companies pass on their costs to their customers. Furthermore, many of our operations are located in semi-arid regions that may become increasingly vulnerable to prolonged droughts due to climate change. Our fabrication facilities require significant water use and, while we recycle and reuse a portion of the water used, we may have difficulties obtaining sufficient water to fulfill our operational needs due the lack of available infrastructure.

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
Third parties may assert claims based on IP rights against us or our products, which could harm our business. We may face claims based on IP rights from individuals and companies, including those who have acquired patent portfolios to assert claims against other companies. We are normally engaged in a number of litigation matters involving IP rights. Claims that our products or processes infringe the IP rights of others, whether or not meritorious, could cause us to incur large costs to respond to, defend, and resolve, and they may divert the efforts and attention of management and technical personnel. In addition, we may face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information or end-user data that we obtain in conducting our business. Any such incidents and claims could severely disrupt our business, and we could suffer losses, including the cost of product recalls and returns, and reputational harm. Furthermore, we have agreed to indemnify customers for certain IP rights claims against them. As a result of IP rights claims, we could:

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
To be competitive, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees can be intense. To help attract, retain, and motivate qualified employees, we use share-based and other performance-based incentive awards such as restricted stock units (RSUs) and cash bonuses. If our share-based or other compensation programs cease to be viewed as competitive and valuable benefits, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.
We are subject to cybersecurity and privacy risks.
Third parties attempt to gain unauthorized access to our network, products, services, and infrastructure. We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information technology (IT) systems. Additionally, malicious hackers may attempt to gain unauthorized access and corrupt the processes of hardware and software products that we manufacture and services we provide. Due to the widespread use of our products and the high profile of our commercial security products, we or our products and services are a frequent target of computer hackers and organizations that intend to sabotage, take control of, or otherwise corrupt our manufacturing or other processes, products, and services. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. From time to time, we encounter intrusions or unauthorized access to our network, products, services, or infrastructure. To date, none have resulted in any material adverse impact to our business or operations. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. While we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes or patches to our products and services, we remain potentially vulnerable to additional known or unknown threats. Such incidents, whether successful or unsuccessful, could result in our incurring significant costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with customers or users, and reduce demand for our products and services.
We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

We are subject to risks associated with transactions.
We invest in companies for strategic reasons and may not realize a return on our investments. We make investments in public and private companies around the world to further our strategic objectives and support key business initiatives. Many of the instruments in which we invest are non-marketable at the time of our initial investment. Companies in which we invest range from early-stage companies still defining their strategic direction to mature companies with established revenue streams and business models. The success of our investment in any company is typically dependent on the availability to the company of additional funding on favorable terms, or a liquidity event, such as a public offering or acquisition. If any of the companies in which we invest fail, we could lose all or part of our investment. If we determine that an other-than-temporary decline in the fair value exists for an investment, we write down the investment to its fair value and recognize a loss.
Our acquisitions, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing business, and harm our results of operations. In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements for possible acquisitions, divestitures, and other transactions, such as joint ventures. Given that our resources are limited, our decision to complete an acquisition has opportunity costs and we may need to forgo the prospect of acquiring other companies or technologies that could help us achieve our strategic objectives. In addition to opportunity costs, these transactions involve large challenges and risks, including risks that:

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
We are subject to sales-related risks.
We face risks related to sales through distributors and other third parties. We sell a significant portion of our products through third parties such as distributors, value-added resellers, OEMs, ODMs, Internet service providers, and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

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
The amount, timing, and execution of our stock repurchase program may fluctuate based on our priorities for the use of cash for other purposes—such as investing in our business, including operational spending, capital spending, and acquisitions, and returning cash to our stockholders as dividend payments—and because of changes in cash flows and changes in tax laws.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
As of December 26, 2015, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	30.7	17.2	47.9
Leased facilities[2]	2.1	6.0	8.1
Total facilities	32.8	23.2	56.0

[1]	Leases on portions of the land used for these facilities expire on varying dates through 2062.

[2]	Leases expire on varying dates through 2030 and generally include renewals at our option.
Our principal executive offices are located in the U.S. and a majority of our wafer fabrication activities are also located in the U.S. We completed construction of development fabrication facilities in Oregon during 2014 that we expect will enable us to maintain our process technology lead. We also completed construction of a large-scale fabrication building in Arizona in 2013. A portion of the new Oregon and Arizona facilities are currently not in use and we are reserving the new buildings for additional capacity and future technologies. Incremental construction and equipment installation are required to ready the facilities for their intended use. Our Massachusetts fabrication facility was our last manufacturing facility on 200mm wafers and ceased production in Q1 2015. Outside the U.S., we have wafer fabrication facilities in Ireland, Israel, and China. Our fabrication facility in Ireland has transitioned to our 14nm process technology, with manufacturing continuing to ramp in 2016. Additionally, in the second half of 2016, we will start using our facility in Dalian, China to help expand our manufacturing capacity in next-generation memory. Our assembly and test facilities are located in Malaysia, China, and Vietnam. In addition, we have sales and marketing offices worldwide that are generally located near major concentrations of customers.
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
As of February 5, 2016, there were approximately 130,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of December 26, 2015, $9.4 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our stock repurchase plan during each quarter of 2015 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
December 28, 2014 – March 28, 2015	21.3	$35.14	$11,643
March 29, 2015 – June 27, 2015	23.6	31.83	10,893
June 28, 2015 – September 26, 2015	34.8	28.78	9,892
September 27, 2015 – December 26, 2015	16.0	31.24	$9,391
Total	95.7	$31.36
Common stock repurchase activity under our stock repurchase plan during Q4 2015 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans (In Millions)
September 27, 2015 – October 24, 2015	16.0	$31.24	$9,391
October 25, 2015 – November 21, 2015	—	—	9,391
November 22, 2015 – December 26, 2015	—	—	$9,391
Total	16.0	$31.24
In our consolidated financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.
For further discussion, see "Note 19: Common Stock Repurchases" in Part II, Item 8 of this Form 10-K.

Stock Performance Graph
The line graph that follows compares the cumulative total stockholder return on our shares of common stock with the cumulative total return of the Dow Jones U.S. Technology Index* and the Standard & Poor’s S&P 500* Index for the five years ended December 26, 2015. The graph and table assume that $100 was invested on the last day of trading for the fiscal year 2010 in each of our shares of common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our shares of common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index are based on our fiscal year.
Comparison of Five-Year Cumulative Return for Intel,
the Dow Jones U.S. Technology Index*, and the S&P 500* Index

	2010	2011	2012	2013	2014	2015
Intel Corporation	$100	$122	$104	$137	$207	$199
Dow Jones U.S. Technology Index	$100	$100	$110	$141	$175	$179
S&P 500 Index	$100	$102	$116	$157	$157	$152

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended (Dollars in Millions, Except Per Share Amounts)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012	Dec 31, 2011
Net revenue	$55,355	$55,870	$52,708	$53,341	$53,999
Gross margin	$34,679	$35,609	$31,521	$33,151	$33,757
Gross margin percentage	62.6%	63.7%	59.8%	62.1%	62.5%
Research and development (R&D)	$12,128	$11,537	$10,611	$10,148	$8,350
Marketing, general and administrative (MG&A)	$7,930	$8,136	$8,088	$8,057	$7,670
R&D and MG&A as percentage of revenue	36.2%	35.2%	35.5%	34.1%	29.7%
Operating income	$14,002	$15,347	$12,291	$14,638	$17,477
Net income	$11,420	$11,704	$9,620	$11,005	$12,942
Effective tax rate	19.6%	25.9%	23.7%	26.0%	27.2%
Earnings per share of common stock
Basic	$2.41	$2.39	$1.94	$2.20	$2.46
Diluted	$2.33	$2.31	$1.89	$2.13	$2.39
Weighted average diluted shares of common stock outstanding	4,894	5,056	5,097	5,160	5,411
Dividends per share of common stock
Declared	$0.96	$0.90	$0.90	$0.87	$0.7824
Paid	$0.96	$0.90	$0.90	$0.87	$0.7824
Net cash provided by operating activities	$19,017	$20,418	$20,776	$18,884	$20,963
Additions to property, plant and equipment	$7,326	$10,105	$10,711	$11,027	$10,764
Repurchase of common stock	$3,001	$10,792	$2,147	$4,765	$14,133
Payment of dividends to stockholders	$4,556	$4,409	$4,479	$4,350	$4,127

(Dollars in Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012	Dec 31, 2011
Property, plant and equipment, net	$31,858	$33,238	$31,428	$27,983	$23,627
Total assets	$103,065	$91,900	$92,297	$84,285	$71,083
Debt	$22,670	$13,655	$13,385	$13,382	$7,295
Temporary equity	$897	$912	$—	$—	$—
Stockholders’ equity	$61,085	$55,865	$58,256	$51,203	$45,911
Employees (in thousands)	107.3	106.7	107.6	105.0	100.1
During Q4 2015, the closing stock price conversion right condition of the 2009 debentures continues to be met and the debentures will be convertible at the option of the holders during Q1 2016. The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures was classified as temporary equity on our consolidated balance sheet. For further information, see "Note 15: Borrowings" in Part II, Item 8 of this Form 10-K.
During 2013 and 2015, management approved several restructuring actions, including targeted workforce reductions as well as exit of certain businesses and facilities. For further information, see "Note 13: Restructuring and Asset Impairment Charges" in Part II, Item 8 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. Analysis of our financial results comparing 2015 to 2014 and comparing 2014 to 2013.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

•
Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 26, 2015, including expected payment schedule.

The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in "Risk Factors" in Part I, Item 1A of this Form 10-K. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 12, 2016, except for our acquisition of Altera completed on December 28, 2015 as discussed in “Note 8: Acquisitions” in Part II, Item 8 of this Form 10-K.
Overview
Our results of operations for each period were as follows:

	Three Months Ended			Twelve Months Ended
(Dollars in Millions, Except Per Share Amounts)	Dec 26, 2015	Dec 27, 2014	Change	Dec 26, 2015	Dec 27, 2014	Change
Net revenue	$14,914	$14,721	$193	$55,355	$55,870	$(515)
Gross margin	$9,590	$9,621	$(31)	$34,679	$35,609	$(930)
Gross margin percentage	64.3%	65.4%	(1.1) pts	62.6%	63.7%	(1.1) pts
Operating income	$4,299	$4,453	$(154)	$14,002	$15,347	$(1,345)
Net income	$3,613	$3,661	$(48)	$11,420	$11,704	$(284)
Diluted earnings per share of common stock	$0.74	$0.74	$—	$2.33	$2.31	$0.02
Effective tax rate	16.0%	21.4%	(5.4) pts	19.6%	25.9%	(6.3) pts

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We achieved record net revenue for Q4 2015 of $14.9 billion, up 1% from Q4 2014. We continue to see our business evolve as we execute on our strategy to leverage the "Virtuous Cycle of Growth" with higher DCG platform, NSG, and IOTG platform revenue. These operating segments made up nearly 40% of our revenue and more than 60% of our operating profit for full year 2015. DCG and IOTG both posted record net revenue for the quarter and was partially offset by lower CCG platform revenue. We continue to believe that the worldwide PC supply chain is healthy, with appropriate levels of inventory.
Gross margin of 64% decreased by approximately one percentage point from Q4 2014, primarily due to higher platform unit costs that resulted in part from a higher mix of 14nm platforms, and lower platform unit sales. These decreases were partially offset by higher platform average selling prices and, to a lesser extent, lower factory start-up costs. Gross margin increased approximately two percentage points compared to the midpoint of the Business Outlook in October 2015, primarily driven by lower platform unit costs, lower factory start-up costs, and higher platform average selling prices.
For full year 2015, our net revenue of $55.4 billion was down 1% from 2014, operating income of $14.0 billion, was down 9% from 2014, and diluted earnings per share of $2.33 were up 1% from 2014. CCG net revenue was down 8% as we continued to see weakness in the macroeconomic environment and, in particular, the PC market as we were coming off of a strong growth rate in the second half of 2014 with the Microsoft Windows* XP refresh. We continue to see growth in DCG, with net revenue up 11% and platform unit sales and average selling prices up 8% and 3%, respectively.
Gross margin of 63% was down approximately one point from 2014, driven by higher platform unit costs on 14nm and lower platform unit sales. These decreases were partially offset by higher platform average selling prices, primarily driven by a higher mix of DCG platforms and higher average selling prices on a richer mix of platforms within the desktop and DCG platforms. To a lesser extent, the decrease in gross margin was also partially offset by lower factory start-up costs on 14nm as well as lower production costs on 14nm, which were treated as a period charge in 2014. Operating profit was $14.0 billion in 2015, a decrease of $1.3 billion from 2014, driven by lower gross margin and increased investments in our growth market segments of the data center, Internet of Things, and memory. Our operating profit decrease was partially offset by lower investment in the PC market segment. Our effective tax rate for 2015 of 19.6% decreased 6.3 points from 2014, driven by one-time items and our decision to indefinitely reinvest certain prior years’ non-U.S. earnings.
The cash generation from our business remained strong, with cash from operations of $19.0 billion in 2015. During 2015, we purchased $7.3 billion of capital assets, down $2.8 billion from 2014. This change was primarily driven by our new strategy on next-generation process technology and manufacturing efficiencies, namely that we extended the length of time we plan to use the 14nm process technology by introducing a third 14nm product, code-named "Kaby Lake." This product will have key performance enhancements as compared to our 6th generation Intel Core processor family. We also returned cash to stockholders by both paying $4.6 billion in dividends and repurchasing $3.0 billion of common stock through our stock repurchase program. We ended the year with an investment portfolio of $25.3 billion, up approximately $11.3 billion from a year ago. That investment portfolio consisted of cash and cash equivalents, short-term investments, and trading assets. We issued approximately $9.5 billion of long-term debt to finance our Altera acquisition. For further information, see "Note 15: Borrowings" in Part II, Item 8 of this Form 10-K. Effective in Q1 2016, our annual dividend increased $0.08 to $1.04 per share and our Board of Directors declared a cash dividend of $0.26 per share of common stock.
Early in Q1 2016, we completed the acquisition of Altera. The acquisition will couple Intel’s leading-edge products and manufacturing process with Altera’s leading FPGA technology. The combination is expected to enable new classes of products that meet customer needs in the data center and Internet of Things market segments. We believe our product offerings and architectures will continue to enable innovation and growth in the data center and the Internet of Things market segments. The impact of the Altera acquisition has been reflected in our Business Outlook published in our January 2016 earnings release. For further information, see "Note 8: Acquisitions" in Part II, Item 8 of this Form 10-K.
Our Business Outlook for Q1 2016 and full year 2016 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We publish our Business Outlook in our quarterly earnings release.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Business Outlook and any updates thereto are publicly available on our Investor Relations website, www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-K. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-K. The statements in the Business Outlook and forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times. The forward-looking statements in the Business Outlook will be effective through the close of business on March 18, 2016, unless updated earlier. From the close of business on March 18, 2016 until our quarterly earnings release is published, currently scheduled for April 19, 2016, we will observe a "quiet period." During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on January 14, 2016, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.
Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments, which impact gains (losses) on equity investments, net when we record impairments;

•	the determination of useful lives for our property, plant and equipment and the related timing of when depreciation should begin;

•	the valuation and allocation of assets acquired and liabilities assumed in connection with business combinations;

•
the valuation and recoverability of long-lived assets (property, plant and equipment; identified intangibles and goodwill), which impact gross margin or operating expenses when we record asset impairments or accelerate their depreciation or amortization;

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
Non-Marketable Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $4.5 billion as of December 26, 2015 ($3.2 billion as of December 27, 2014).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We determine the fair value of our non-marketable equity investments portfolio quarterly for impairment and disclosure purposes; however, the investments are recorded at fair value only if an impairment is recognized. The measurement of fair value requires significant judgment and includes a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding each investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees' revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data.
If the fair value of an investment is below our carrying value, we determine whether the investment is other-than-temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other-than-temporarily impaired, we record the investment at fair value by recognizing an impairment. Impairments of non-marketable equity investments were $166 million in 2015 ($140 million in 2014 and $112 million in 2013).
Property, Plant and Equipment Depreciation
Management judgment is required in determining the estimated economic useful lives of our property, plant and equipment, which can materially impact our depreciation expense. Accordingly, at least annually, we evaluate the period over which we expect to recover the economic value of these assets. During the assessment performed in Q4 2015, we considered factors such as the lengthening of the process technology cadence resulting in longer node transitions on both 14nm and 10nm products. With those longer transitions, we added a third product to our 14nm roadmap. We have also increased re-use of machinery and tools across each generation of process technology. As a result, we determined that the useful lives of machinery and equipment in our wafer fabrication facilities should be increased from four to five years. We will account for this as a change in estimate that will be applied prospectively, effective in Q1 2016. This change in depreciable life drives approximately $1.5 billion in lower depreciation expense for 2016. Approximately half of this benefit will increase gross margin (impacting both unit cost and start-up costs), approximately one-fourth will decrease R&D expenses, and the remaining one-fourth will result in lower inventory costs and ending inventory values.
As part of our long-range capacity planning, construction on certain facilities is on hold, and the facilities are not in use. These facilities are being held in a safe state, and we have plans to place them into service at a future date. The time at which these assets are placed into service depends on our existing manufacturing capacity, market demand for specific products, and where we are in the transition of products on our roadmap. Management is required to make judgments as to the timing of when these facilities will be readied for their intended use and placed into service for the manufacturing of our products, which is when depreciation begins.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Combinations
Accounting for acquisitions requires our management to estimate the fair value of the assets and liabilities acquired, which involves a number of judgments, assumptions, and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

•	Intangible assets, including valuation methodology, estimations of future cash flows, and discount rates, as well as the estimated useful life of the intangible assets;

•	the acquired company’s brand, as well as assumptions about the period of time the acquired brand will continue to be used;

•	deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;

•	inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable, and

•	goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
We allocate goodwill and intangible assets to the reporting unit(s) based on the reporting unit(s) that are expected to benefit from the business combination. Upon any reorganization of our operating segments, we reevaluate our reporting units and, if necessary, reassign goodwill using a relative fair value allocation approach.
Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year following the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.
Long-Lived Asset Impairments
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
In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Based on our analysis, impairments and accelerated depreciation of our property, plant and equipment totaled $151 million in 2015 ($115 million in 2014 and $172 million in 2013).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. Based on our impairment assessment, we recognized impairment charges of $7 million in 2015 ($36 million in 2014 and $17 million in 2013).
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. Goodwill is allocated to our reporting units based on the relative expected fair value provided by the acquisition. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component, and are consistent with the operating segments identified in "Note 26: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the annual impairment assessment in 2015, we determined that for each of our reporting units with significant amounts of goodwill, it was more likely than not that the fair value of the reporting units exceeded the carrying value. As a result, we concluded that performing the first step of the goodwill impairment test was not necessary for those reporting units. During the fourth quarter of each of the prior three fiscal years, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.
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
We use a two-step process to recognize liabilities for uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
We have not recognized U.S. deferred income taxes on certain undistributed non-U.S. earnings because we plan to indefinitely reinvest such earnings outside the U.S. Remittances of non-U.S. earnings are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of our non-U.S. and U.S. operations. Material changes in our estimates of cash, working capital, and investment needs in various jurisdictions could require repatriation of indefinitely reinvested non-U.S. earnings, which would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Inventory
Intel has a product development life cycle that corresponds with substantive engineering milestones. These engineering milestones are regularly and consistently applied in assessing the point at which our activities, and associated costs, change in nature from R&D to cost of sales. In order for a product to be manufactured in high volumes and sold to our customers under our standard warranty, it must meet our rigorous technical quality specifications. This milestone is known as product release qualification (PRQ). We have identified PRQ as the point at which the costs incurred to manufacture our products are included in the valuation of inventory.
To determine which costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical loadings compared to total available capacity. If the factory loadings are below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory; therefore, it would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Excess capacity charges were insignificant in 2015 (insignificant in 2014 and $319 million in 2013).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory is valued at the lower of cost or market, based upon assumptions about future demand and market conditions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of our customer base, the stage of the product life cycle of our products, consumer confidence, customer acceptance of our products, and an assessment of selling price in relation to product cost. If the estimated market value of the inventory is less than the carrying value, we write down the inventory and record the difference as a charge to cost of sales. Inventory reserves increased by approximately $185 million in 2015 compared to 2014.
The valuation of inventory also requires us to estimate obsolete and excess inventory, as well as inventory that is not of saleable quality. The demand forecast is utilized in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
Loss Contingencies
We are subject to loss contingencies, including various legal and regulatory proceedings and asserted and potential claims, accruals related to repair or replacement of parts in connection with product defects, as well as product warranties and potential asset impairments that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a material loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
Consolidated statements of income data as a percentage of net revenue for each period were as follows:

Years Ended (In Millions, Except Per Share Amounts)	December 26, 2015		December 27, 2014		December 28, 2013
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$55,355	100.0%	$55,870	100.0%	$52,708	100.0%
Cost of sales	20,676	37.4%	20,261	36.3%	21,187	40.2%
Gross margin	34,679	62.6%	35,609	63.7%	31,521	59.8%
Research and development	12,128	21.9%	11,537	20.6%	10,611	20.1%
Marketing, general and administrative	7,930	14.3%	8,136	14.6%	8,088	15.3%
Restructuring and asset impairment charges	354	0.6%	295	0.5%	240	0.5%
Amortization of acquisition-related intangibles	265	0.5%	294	0.5%	291	0.6%
Operating income	14,002	25.3%	15,347	27.5%	12,291	23.3%
Gains (losses) on equity investments, net	315	0.6%	411	0.7%	471	0.9%
Interest and other, net	(105)	(0.2)%	43	0.1%	(151)	(0.3)%
Income before taxes	14,212	25.7%	15,801	28.3%	12,611	23.9%
Provision for taxes	2,792	5.1%	4,097	7.4%	2,991	5.6%
Net income	$11,420	20.6%	$11,704	20.9%	$9,620	18.3%
Diluted earnings per share of common stock	$2.33		$2.31		$1.89
Our net revenue in 2015 decreased by $515 million, or 1%, compared to 2014. Platform unit sales were down 9% due to challenging macroeconomic conditions, particularly in the first half of the year, and higher PC demand in 2014 driven by the Microsoft Windows XP refresh. The decrease in PC demand was partially offset by higher DCG and IOTG platform unit sales. The decrease in revenue was partially offset by higher platform average selling prices, which were up 8%, as we benefited from a higher mix of DCG platform unit sales and higher average selling prices on desktop and DCG platforms. To a lesser extent, the decrease in revenue was partially offset by higher NSG revenue.
Our overall gross margin percentage was 62.6% in 2015, down from 63.7% in 2014. The decrease in gross margin percentage was primarily due to the gross margin decrease in the CCG operating segment. We derived a substantial majority of our overall gross margin dollars for 2015 and 2014 from the sale of platforms in the CCG and DCG operating segments. Our overall gross margin dollars in 2015 decreased by $930 million, or 3%, compared to 2014. The following results drove the change in gross margin in 2015 compared to 2014 by approximately the amounts indicated:

(In Millions)	Gross Margin Reconciliation (2015 compared to 2014):
$(1,965)	Higher platform unit costs, primarily driven by the ramp of our 14nm process technology
400	Lower factory start-up costs, primarily driven by the ramp of our 14nm process technology
205	Lower production costs primarily on our 14nm products, which were treated as period charges in 2014, partially offset by higher pre-qualification product costs on 14nm products
430	Other
$(930)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our net revenue for 2014 was up $3.2 billion, or 6%, compared to 2013. Platform unit sales were up 19%, primarily driven by the ramp of our tablet platform and strength in the traditional PC business. To a lesser extent, higher NSG revenue also contributed to the increase. These increases were partially offset by lower platform average selling prices, which were down 10% primarily on mix shift on significantly higher tablet and phone platform unit sales and cash consideration associated with integrating our tablet and phone platforms. To a lesser extent, lower CCG phone component unit sales partially offset the increase in revenue.
Our overall gross margin percentage was 63.7% in 2014, up from 59.8% in 2013. The increase in gross margin percentage was primarily due to the gross margin increase in the CCG and DCG operating segments. We derived most of our overall gross margin dollars for 2014 and 2013 from the sale of platforms in the CCG and DCG operating segments. Our overall gross margin dollars for 2014 increased by $4.1 billion, or 13%, compared to 2013. The following results drove the change in gross margin in 2014 compared to 2013 by approximately the amounts indicated:

(In Millions)	Gross Margin Reconciliation (2014 compared to 2013):
$2,575	Lower platform unit costs
1,160	Higher gross margin from platform revenue[1]
860	Lower factory start-up costs, primarily driven by our 14nm process technology
(507)	Other
$4,088

[1]
Higher gross margin from platform revenue was driven by higher platform unit sales, which were partially offset by lower platform average selling prices. The decrease in platform average selling prices was due to a shift in market segment mix (higher tablet and phone platform unit sales with higher cash consideration to our customers associated with integration of our platform) and lower notebook platform average selling prices.

Client Computing Group
The revenue and operating income for the CCG operating segment for 2015 and 2014 were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Change	% Change
Platform	$30,654	$33,210	$(2,556)	(8)%
Other	1,565	1,662	(97)	(6)%
Net revenue	$32,219	$34,872	$(2,653)	(8)%
Operating income	$8,165	$10,323	$(2,158)	(21)%
CCG platform unit sales				(11)%
CCG platform average selling prices				4%
Our CCG platform unit sales decreased in 2015 compared to 2014 due to challenging macroeconomic conditions, particularly in the first half of the year, and higher PC demand in 2014 driven by the Microsoft Windows XP refresh. Our results, as compared to the prior year, did benefit from a richer mix of high-performance platforms. Within the CCG operating segment, the following results drove the change in revenue in 2015 compared to 2014:

(In Millions)	Revenue Reconciliation (2015 compared to 2014):
$(2,304)	Lower desktop platform unit sales, down 16%
(1,695)	Lower notebook platform unit sales, down 9%
760	Higher desktop platform average selling prices, up 6%
300	Higher notebook platform average selling prices, up 2%
272	Higher tablet platform average selling prices
14	Other
$(2,653)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following results drove the change in CCG operating income in 2015 compared to 2014 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (2015 compared to 2014):
$(2,060)	Higher CCG platform unit costs
(1,565)	Lower CCG platform revenue[1]
435	Lower factory start-up costs, primarily driven by the ramp of our 14nm process technology
430	Lower production costs primarily on our 14nm products, which were treated as a period charges in 2014
375	Lower operating expense
227	Other
$(2,158)

[1]
Lower gross margin from lower CCG platform revenue was driven by lower CCG platform unit sales, partially offset by higher CCG platform average selling prices. CCG platform average selling prices increased due to higher average selling prices on desktop, notebook, and tablet platforms, partially offset by a market segment mix to phone platform from tablet and desktop platforms.

The revenue and operating income for the CCG operating segment for 2014 and 2013 were as follows:

Years Ended (In Millions)	Dec 27, 2014	Dec 28, 2013	Change	% Change
Platform	$33,210	$32,385	$825	3%
Other	1,662	2,260	(598)	(26)%
Net revenue	$34,872	$34,645	$227	1%
Operating income	$10,323	$8,708	$1,615	19%
CCG platform unit sales				20%
CCG platform average selling prices				(15)%
Our CCG operating segment results benefited from strength in the traditional PC business driven by the Microsoft Windows XP refresh. Within the CCG operating segment, the following market segment results drove the change in revenue in 2014 compared to 2013:

(In Millions)	Revenue Reconciliation (2014 compared to 2013):
$2,101	Higher notebook platform unit sales, up 11%
501	Higher desktop platform unit sales, up 3%
305	Higher tablet platform unit sales
(1,514)	Lower notebook platform average selling prices, down 7%
(711)	Lower tablet platform average selling prices, primarily driven by higher cash consideration to our customers associated with integrating our platform
(515)	Lower phone component unit sales
60	Other
$227

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following results drove the change in CCG operating income in 2014 compared to 2013 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (2014 compared to 2013):
$2,160	Lower CCG platform unit costs
915	Lower factory start-up costs, primarily driven by our 14nm process technology
80	Lower operating expense
(990)	Lower gross margin from CCG platform revenue[1]
(345)	Lower phone component revenue
(205)	Other
$1,615

[1]
Lower gross margin from CCG platform revenue was driven by lower CCG platform average selling prices, partially offset by higher CCG platform unit sales. Lower CCG platform average selling prices were due to a shift in market segment mix (higher tablet and phone platform unit sales) and lower notebook and tablet platform average selling prices.

Data Center Group
The revenue and operating income for the DCG operating segment for 2015 and 2014 were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Change	% Change
Platform	$14,882	$13,366	$1,516	11%
Other	1,095	1,021	74	7%
Net revenue	$15,977	$14,387	$1,590	11%
Operating income	$7,844	$7,390	$454	6%
DCG platform unit sales				8%
DCG platform average selling prices				3%
Our DCG platform revenue increased primarily due to growth in the Internet cloud computing market segment. To a lesser extent, growth in the communications infrastructure market segment also contributed to the increase. The following results drove the change in DCG revenue in 2015 compared to 2014:

(In Millions)	Revenue Reconciliation (2015 compared to 2014):
$1,023	Higher DCG platform unit sales
493	Higher DCG platform average selling prices
74	Other
$1,590
The following results drove the change in DCG operating income in 2015 compared to 2014 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (2015 compared to 2014):
$1,415	Higher DCG platform revenue
(725)	Higher operating expense, primarily driven by higher shared product development costs
(236)	Other
$454

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The revenue and operating income for the DCG operating segment for 2014 and 2013 were as follows:

Years Ended (In Millions)	Dec 27, 2014	Dec 28, 2013	Change	% Change
Platform	$13,366	$11,219	$2,147	19%
Other	1,021	944	77	8%
Net revenue	$14,387	$12,163	$2,224	18%
Operating income	$7,390	$5,456	$1,934	35%
DCG platform unit sales				8%
DCG platform average selling prices				10%
Our DCG platform revenue continued to benefit from growth in the cloud and technical computing market segments, with continued strengthening of the enterprise market segment. The following results drove the change in DCG revenue in 2014 compared to 2013:

(In Millions)	Revenue Reconciliation (2014 compared to 2013):
$1,200	Higher DCG platform average selling prices
947	Higher DCG platform unit sales
77	Other
$2,224
The following results drove the change in DCG operating income in 2014 compared to 2013 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (2014 compared to 2013):
$2,020	Higher DCG platform revenue
220	Lower DCG platform unit costs
(465)	Higher operating expense, primarily driven by higher direct and shared product development costs
159	Other
$1,934
Internet of Things Group
The revenue and operating income for the IOTG operating segment for 2015 and 2014 were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Change	% Change
Platform	$1,976	$1,814	$162	9%
Other	322	328	(6)	(2)%
Net revenue	$2,298	$2,142	$156	7%
Operating income	$515	$583	$(68)	(12)%
Net revenue for the IOTG operating segment increased in 2015 compared to 2014, primarily due to higher IOTG platform unit sales based on strength in the retail market segment. The increase was partially offset by lower IOTG platform average selling prices.
Operating income for the IOTG operating segment decreased in 2015 compared to 2014, driven by continued investment in product development across our operating segments, including the Internet of Things market segment. This decrease was partially offset by lower unit costs related to product transition and higher IOTG platform revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The revenue and operating income for the IOTG operating segment for 2014 and 2013 were as follows:

Years Ended (In Millions)	Dec 27, 2014	Dec 28, 2013	Change	% Change
Platform	$1,814	$1,485	$329	22%
Other	328	316	12	4%
Net revenue	$2,142	$1,801	$341	19%
Operating income	$583	$532	$51	10%
Net revenue for the IOTG operating segment increased by $341 million, or 19%, in 2014 compared to 2013. The increase was primarily due to higher IOTG platform unit sales based on strength in the retail and industrial market segments.
Operating income for the IOTG operating segment increased by $51 million, or 10%, in 2014 compared to 2013. The increase was primarily due to higher IOTG platform revenue, partially offset by higher IOTG platform operating expenses.
Software and Services Operating Segments
The revenue and operating income for the SSG operating segments, including the Intel Security Group and the Software and Services Group, for 2015 and 2014 were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Change	% Change
Net revenue	$2,167	$2,216	$(49)	(2)%
Operating income	$210	$81	$129	159%
Operating income for the SSG operating segments increased in 2015 compared to 2014, driven by $132 million of lower operating expense.
The revenue and operating income for the SSG operating segments for 2014 and 2013 were as follows:

Years Ended (In Millions)	Dec 27, 2014	Dec 28, 2013	Change	% Change
Net revenue	$2,216	$2,188	$28	1%
Operating income	$81	$57	$24	42%
Operating Expenses
Operating expenses for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Research and development (R&D)	$12,128	$11,537	$10,611
Marketing, general and administrative (MG&A)	$7,930	$8,136	$8,088
R&D and MG&A as percentage of net revenue	36%	35%	35%
Restructuring and asset impairment charges	$354	$295	$240
Amortization of acquisition-related intangibles	$265	$294	$291
Research and Development
R&D spending increased by $591 million, or 5%, in 2015 compared to 2014. The increase was due to higher investment in our products—primarily server, Internet of Things, and new devices—as well as expenses of newly acquired entities and higher process development costs for our 10nm process technology. This increase was partially offset by lower profit-dependent compensation and savings from the implementation of efficiencies within our CCG operating segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

R&D spending increased by $926 million, or 9%, in 2014 compared to 2013. The increase was due to higher process development costs for our 10nm process technology, higher compensation expenses for both profit-dependent compensation and annual salary increases, as well as higher investments in our products, primarily server and new devices. This increase was partially offset by lower product investments in our phone, tablet, and Intel Media businesses.
Marketing, General and Administrative
MG&A expenses decreased by $206 million, or 3%, in 2015 compared to 2014. This decrease was due to lower profit-dependent compensation as well as lower expenses from businesses that have been divested. MG&A expenses increased by $48 million in 2014 compared to 2013.
Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges by program for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
2015 restructuring program	$264	$—	$—
2013 restructuring program	90	295	240
Total restructuring and asset impairment charges	$354	$295	$240
2015 Restructuring Program. Beginning in Q2 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions, as we adjusted resources from areas of disinvestment to areas of investment. This program was substantially complete by the end of 2015.
Restructuring and asset impairment charges for the 2015 restructuring program in 2015 were as follows:

Years Ended (In Millions)	Dec 26, 2015
Employee severance and benefit arrangements	$250
Asset impairments and other restructuring charges	14
Total restructuring and asset impairment charges	$264
Restructuring and asset impairment activities for the 2015 restructuring program in 2015 were as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$—	$—	$—
Additional accruals	292	14	306
Adjustments	(42)	—	(42)
Cash payments	(225)	(1)	(226)
Non-cash settlements	—	(6)	(6)
Accrued restructuring balance as of December 26, 2015	$25	$7	$32
We recorded the additional accruals as restructuring and asset impairment charges in the consolidated statements of income and within the “all other” operating segments category. A substantial majority of the accrued restructuring balance as of December 26, 2015 is expected to be paid within the next 12 months, and was recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 4,000 employees. We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $400 million, which will be realized within R&D, cost of sales, and MG&A. We began to realize these savings in Q2 2015 and expect to fully realize these savings after the actions are complete.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2013 Restructuring Program. Beginning in Q3 2013, management approved and commenced implementation of several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200mm wafer fabrication facility in Massachusetts, which ceased production in Q1 2015, and the closure of our assembly and test facility in Costa Rica, which ceased production in Q4 2014. These targeted reductions will enable us to better align our resources in areas providing the greatest benefit in the current business environment. This program was substantially complete by the end of 2015.
Restructuring and asset impairment charges for the 2013 restructuring program for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Employee severance and benefit arrangements	$82	$265	$201
Asset impairments and other restructuring charges	8	30	39
Total restructuring and asset impairment charges	$90	$295	$240
Restructuring and asset impairment activities for the 2013 restructuring program for each period were as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
Additional accruals	252	31	283
Adjustments	13	(1)	12
Cash payments	(327)	(6)	(333)
Non-cash settlements	—	(13)	(13)
Accrued restructuring balance as of December 27, 2014	121	11	132
Additional accruals	101	9	110
Adjustments	(19)	(1)	(20)
Cash payments	(171)	(10)	(181)
Non-cash settlements	—	(3)	(3)
Accrued restructuring balance as of December 26, 2015	$32	$6	$38
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated statements of income and within the "all other" operating segments category. Substantially all of the accrued restructuring balance as of December 26, 2015 is expected to be paid within the next 12 months, and was recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 940 employees. Since Q3 2013, we have incurred a total of $625 million in restructuring and asset impairment charges. These charges include $548 million related to employee severance and benefit arrangements for approximately 8,500 employees, and $77 million in asset impairment charges and other restructuring charges.
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $600 million, which will be realized within R&D, MG&A, and cost of sales. We began to realize these savings in Q4 2013 and expect to fully realize these savings after the actions are complete.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation
Share-based compensation totaled $1.3 billion in 2015 ($1.1 billion in 2014 and $1.1 billion in 2013). Share-based compensation was included in cost of sales and operating expenses.
As of December 26, 2015, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

(Dollars in Millions)	Unrecognized Share-Based Compensation Costs	Weighted Average Period
Restricted stock units	$1,789	1.2 years
Stock options	$13	8 months
Stock Purchase Plan	$14	2 months
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments, net and interest and other, net for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Gains (losses) on equity investments, net	$315	$411	$471
Interest and other, net	$(105)	$43	$(151)
We recognized lower net gains on equity investments in 2015 compared to 2014 due to lower gains on sales of equity investments, partially offset by higher gains on third-party merger transactions.
We recognized lower net gains on equity investments in 2014 compared to 2013 due to lower gains on sales of equity investments, partially offset by higher gains on third-party merger transactions. The majority of gains on sales, net for 2014 resulted from gains on private equity sales. Net gains on equity investments for 2013 included gains of $439 million on the sales of our interest in Clearwire Communications, LLC and our shares in Clearwire Corporation in Q3 2013. For further information on these transactions, see "Note 5: Cash and Investments" in Part II, Item 8 of this Form 10-K.
We recognized an interest and other net loss in 2015 compared to a net gain in 2014 primarily due to higher interest expense, which includes the 2015 issuances of our $9.5 billion aggregate principal amount of senior unsecured notes. For further information on these transactions, see "Note 15: Borrowings" in Part II, Item 8 of this Form 10-K.
We recognized an interest and other net gain in 2014 compared to a net loss in 2013 due to a gain recognized on the divestiture of our Intel Media assets in 2014.
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Income before taxes	$14,212	$15,801	$12,611
Provision for taxes	$2,792	$4,097	$2,991
Effective tax rate	19.6%	25.9%	23.7%
Most of the decrease in our effective tax rate in 2015 compared to 2014 was driven by one-time items, a higher proportion of our income from lower tax jurisdictions, and our decision to indefinitely reinvest certain prior years’ non-U.S. earnings positively impacted our effective income tax rate.
A substantial majority of the increase in our effective tax rate between 2014 and 2013 was driven by the reenacted U.S. R&D tax credit in 2013 containing two years' worth of R&D tax credits. The U.S. R&D tax credit was reenacted in Q4 2014 retroactive for the full year. It was also reenacted in Q1 2013 retroactive to the beginning of 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

(Dollars in Millions)	Dec 26, 2015	Dec 27, 2014
Cash and cash equivalents, short-term investments, and trading assets	$25,313	$14,054
Other long-term investments	$1,891	$2,023
Loans receivable and other	$1,170	$1,335
Reverse repurchase agreements with original maturities greater than approximately three months	$1,000	$450
Unsettled trade liabilities and other	$99	$77
Short-term and long-term debt	$22,670	$13,655
Temporary equity	$897	$912
Debt as percentage of permanent stockholders’ equity	37.1%	24.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sources and Uses of Cash
(In Millions)
In summary, our cash flows for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Net cash provided by operating activities	$19,017	$20,418	$20,776
Net cash used for investing activities	(8,183)	(9,905)	(18,073)
Net cash provided by (used for) financing activities	1,912	(13,611)	(5,498)
Effect of exchange rate fluctuations on cash and cash equivalents	1	(15)	(9)
Net increase (decrease) in cash and cash equivalents	$12,747	$(3,113)	$(2,804)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For 2015 compared to 2014, the $1.4 billion decrease in cash provided by operating activities was due to changes in working capital, adjustments for non-cash items, and lower net income. The adjustments for non-cash items were lower due primarily to deferred taxes, partially offset by higher depreciation. Income taxes paid, net of refunds, in 2015 compared to 2014 were $1.2 billion lower due to lower income before taxes in 2015.
Changes in assets and liabilities as of December 26, 2015 compared to December 27, 2014 included a decrease in accrued compensation and benefits. This decrease was due to higher profit-dependent compensation in 2014 that was paid out in 2015, and an increase in inventories due primarily to the ramp of our 6th generation Intel Core processor family of products, partially offset by the timing of certain tax benefits that reduced our income taxes payable position in 2015.
Hewlett-Packard Company, our largest customer in 2014, separated into HP Inc. and Hewlett Packard Enterprise Company on November 1, 2015. In 2015, these entities collectively accounted for 18% of our net revenue (18% in 2014 and 17% in 2013), Dell Inc. accounted for 15% of our net revenue (16% in 2014 and 15% in 2013), and Lenovo Group Limited accounted for 13% of our net revenue (12% in 2014 and 12% in 2013). Combined, these customers accounted for 46% of our net revenue (46% in 2014 and 44% in 2013) and 49% of our accounts receivable as of December 26, 2015 (43% as of December 27, 2014).
For 2014 compared to 2013, the $358 million decrease in cash provided by operating activities was due to changes in working capital, partially offset by higher net income and adjustment for non-cash items.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions. Our capital expenditures were $7.3 billion in 2015 ($10.1 billion in 2014 and $10.7 billion in 2013).
The decrease in cash used for investing activities in 2015 compared to 2014 was primarily due to net trading assets activity (which was a source of cash in 2015 compared to a use of cash in 2014) and lower capital expenditures. This activity was partially offset by net available-for-sale activity (which was cash flow neutral in 2015 compared to a source of cash in 2014) and higher investments in non-marketable equity investments.
The decrease in cash used for investing activities in 2014 compared to 2013 was primarily due to net available-for-sale activity (which was a source of cash in 2014 compared to a use of cash in 2013) and a decrease in cash used for net trading assets activity. This activity was partially offset by an increase in investments in non-marketable equity investments.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was provided by financing activities in 2015 compared to cash used by financing activities in 2014, primarily due to the issuance of $9.5 billion of long-term debt and fewer repurchases of common stock under our authorized stock repurchase program, partially offset by lower proceeds from the sales of common stock through employee equity incentive plans and repayments of short-term debt compared to borrowings in 2014. We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in the open market or negotiated transactions. During 2015, we repurchased $3.0 billion of common stock under our authorized common stock repurchase program, compared to $10.8 billion in 2014. As of December 26, 2015, $9.4 billion remained available for repurchasing common stock under the existing repurchase authorization limit. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of common stock through employee equity incentive plans totaled $866 million in 2015 compared to $1.7 billion in 2014. Our total dividend payments were $4.6 billion in 2015 compared to $4.4 billion in 2014. We have paid a cash dividend in each of the past 93 quarters. In January 2016, our Board of Directors declared a cash dividend of $0.26 per share of common stock for Q1 2016. The dividend is payable on March 1, 2016 to stockholders of record on February 7, 2016.
The increase in cash used for financing activities in 2014 compared to 2013 was primarily due to an increase in repurchases of common stock under our authorized stock repurchase program, partially offset by the issuance of short-term debt in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of December 26, 2015, cash and cash equivalents, short-term investments, and trading assets totaled $25.3 billion ($14.1 billion as of December 27, 2014). The increased balance compared to December 27, 2014 was primarily related to the accumulation of cash consideration required for our acquisition of Altera, which closed on December 28, 2015, subsequent to our fiscal 2015 year-end. In addition to the $25.3 billion, we have $1.9 billion of other long-term investments, $1.2 billion of loans receivable and other, and $1.0 billion of reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Substantially all of our investments in debt instruments are in A/A2 or better rated issuances, and a substantial majority of the issuances are rated AA-/Aa3 or better.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion, which increased in 2015 from $3.0 billion. Maximum borrowings under our commercial paper program were $900 million during 2015, and no commercial paper remained outstanding as of December 26, 2015. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 26, 2015. On December 21, 2015, we entered into a short-term credit facility to borrow up to $5.0 billion to facilitate the settlement of our acquisition of Altera. No borrowings were outstanding under this credit facility as of December 26, 2015 and it was closed in January 2016. In 2015, we issued $9.5 billion aggregate principal amount of senior unsecured notes. These notes were issued primarily to fund a portion of the cash consideration for our pending acquisition of Altera and for general corporate purposes, which may include the refinancing of existing indebtedness. For further information on the terms of the notes, see "Note 15: Borrowings" in Part II, Item 8 of this Form 10-K.
As of December 26, 2015, $11.1 billion of our $25.3 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $11.1 billion held by our non-U.S. subsidiaries, approximately $2.6 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of December 26, 2015. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued. This amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
During 2015, we entered into a definitive agreement to acquire Altera in an all-cash transaction. The transaction closed on December 28, 2015, subsequent to our fiscal 2015 year-end. As of the date we entered into the agreement, the transaction had an approximate value of $16.7 billion. We financed a portion of the acquisition by issuing $9.5 billion in long-term debt during 2015 and borrowing $4.0 billion against our short-term credit facility in the first quarter of 2016. We funded the remainder of the acquisition with issuances of commercial paper and existing cash and investments. For information on our indebtedness, see "Note 15: Borrowings" in Part II, Item 8 of this Form 10-K.
We believe that we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, acquisitions, and strategic investments.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Debt Instruments
As of December 26, 2015, our assets measured and recorded at fair value on a recurring basis included $23.4 billion of marketable debt instruments. Of these instruments, $13.2 billion was classified as Level 1, $10.0 billion as Level 2, and $118 million as Level 3.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical instruments that are traded in active markets. We evaluate instrument-specific market data when determining whether the market for a debt instrument is active.
Of the $10.0 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 50% was classified as Level 2 due to the use of a discounted cash flow model performed by us, and approximately 50% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of December 26, 2015, our assets measured and recorded at fair value on a recurring basis included $479 million of loans receivable and $2.4 billion of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of December 26, 2015, our assets measured and recorded at fair value on a recurring basis included $6.0 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
Significant contractual obligations as of December 26, 2015 were as follows:

	Payments Due by Period
(In Millions)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$1,200	$234	$376	$264	$326
Capital purchase obligations[1]	5,746	4,250	1,496	—	—
Other purchase obligations and commitments[2]	3,966	1,784	1,986	196	—
Long-term debt obligations[3]	38,120	2,299	4,499	3,383	27,939
Other long-term liabilities[4,5]	1,263	788	214	105	156
Total[6]	$50,295	$9,355	$8,571	$3,948	$28,421

[1]
Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheets as of December 26, 2015, as we had not yet received the related goods or taken title to the property.

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

[4]
We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $114 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable, recorded on our consolidated balance sheets, included these uncertain tax positions, reduced by the associated federal deduction for state taxes and U.S. tax credits arising from non-U.S. income taxes.

[5]
Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities. Expected required contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $68 million to be made during 2016 are also included; however, funding projections beyond 2016 are not practicable to estimate.

[6]
Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of long-term debt obligations and other long-term liabilities.

The expected timing of payments of the obligations in the preceding table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.
Contractual obligations for purchases of goods or services included in "Other purchase obligations and commitments" in the preceding table include agreements that are enforceable and legally binding on Intel and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones have been excluded from the preceding table. These obligations include milestone-based co-marketing agreements, contingent funding or payment obligations, and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the counterparty. As of December 26, 2015, assuming that all future milestones are met, excluding the ASML milestones mentioned below, the additional required payments would be approximately $827 million. During 2012, we entered into a series of agreements with ASML intended to accelerate the development of EUV lithography, certain of which were amended in 2014. Under the amended agreements, Intel agreed to provide R&D funding totaling €829 million over five years and committed to advance purchase orders for a specified number of tools from ASML. Our remaining obligation, contingent upon ASML achieving certain milestones, is approximately €367 million, or $403 million, as of December 26, 2015. As our obligation is contingent upon ASML achieving certain milestones, we have excluded this obligation from the preceding table.
For the majority of RSUs granted, the number of shares of common stock issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The obligation to pay the relevant taxing authority is excluded from the preceding table, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel architecture- and communications-based solutions for phones. Subject to regulatory approvals and other closing conditions, we have also agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of UniSpreadtrum. During 2015, we invested $966 million to complete the first phase of the equity investment. The second phase of the investment will require additional funding of approximately $500 million; however, as our obligation is contingent upon regulatory approvals and other closing conditions, it has been excluded from the preceding table.
Off-Balance-Sheet Arrangements
As of December 26, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange rates, interest rates, and equity prices. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of December 26, 2015, and December 27, 2014. Actual results may differ materially.
Currency Exchange Rates
In general, we economically hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments and loans receivable with currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments are generally offset by corresponding gains and losses on the related hedging instruments.
Substantially all of our revenue is transacted in U.S. dollars. However, a significant portion of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Chinese yuan, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in the fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts in these hedging programs. These programs reduce, but do not eliminate, the impact of currency exchange movements. For further information, see "Risk Factors" in Part I, Item 1A of this Form 10-K. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account balance sheet hedges only and offsetting recorded monetary asset and liability positions, would have resulted in an adverse impact on income before taxes of less than $75 million as of December 26, 2015 (less than $50 million as of December 27, 2014).
Interest Rates
We generally hedge interest rate risks of fixed-rate debt investments with interest rate swaps, and we may elect to hedge interest rate risks of our indebtedness. Gains and losses on these instruments are generally offset by corresponding losses and gains on the related hedging instruments.
We are exposed to interest rate risk related to our investment portfolio and debt issuances. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields, which generally track the U.S. dollar three-month LIBOR. A hypothetical decrease in benchmark interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of approximately $15 million as of December 26, 2015 (an increase of approximately $10 million as of December 27, 2014). After taking into account interest rate and currency swaps, a hypothetical decrease in interest rates of up to 1.0% would have resulted in an increase in the fair value of our indebtedness of approximately $1.6 billion as of December 26, 2015 (an increase of approximately $1.0 billion as of December 27, 2014). The increase from December 27, 2014 was primarily driven by the inclusion of $9.5 billion of senior unsecured notes issued in Q3 and Q4 2015. The fluctuations in fair value of our investment portfolio and indebtedness reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see "Note 4: Fair Value" in Part II, Item 8 of this Form 10-K.
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

As of December 26, 2015, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.0 billion ($7.1 billion as of December 27, 2014). Substantially all of our marketable equity investments portfolio as of December 26, 2015 was concentrated in our investment in ASML of $5.7 billion ($6.9 billion as of December 27, 2014). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.8 billion, based on the value as of December 26, 2015 (a decrease in value of approximately $2.1 billion, based on the value as of December 27, 2014 using an assumed decline of 30%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable cost method equity investments had a carrying amount of $2.9 billion as of December 26, 2015 ($1.8 billion as of December 27, 2014) and included our investment in UniSpreadtrum (which was made in 2015) and Cloudera of $966 million and $454 million, respectively ($454 million for Cloudera as of December 27, 2014). The carrying amount of our non-marketable equity method investments was $1.6 billion as of December 26, 2015 ($1.4 billion as of December 27, 2014). A majority of our non-marketable equity method investments balance as of December 26, 2015 was concentrated in our IMFT and Cloudera investments of $872 million and $256 million, respectively ($713 million and $280 million for IMFT and Cloudera, respectively, as of December 27, 2014).
Commodity Price Risk
Although we operate facilities that consume commodities, we are not directly affected by commodity price risk to a material degree. We have established forecasted transaction risk management programs to protect against fluctuations in the fair value and the volatility of future cash flows caused by changes in commodity prices. In addition, we have sourcing plans in place for our key commodities that mitigate the risk of a potential supplier concentration. For further information on commodity price risk, see "Note 6: Derivative Financial Instruments" in Part II, Item 8 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation
We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2015. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation's internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

San Jose, California
February 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation
We have audited Intel Corporation’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Intel Corporation and our report dated February 12, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 12, 2016

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended (In Millions, Except Per Share Amounts)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Net revenue	$55,355	$55,870	$52,708
Cost of sales	20,676	20,261	21,187
Gross margin	34,679	35,609	31,521
Research and development	12,128	11,537	10,611
Marketing, general and administrative	7,930	8,136	8,088
Restructuring and asset impairment charges	354	295	240
Amortization of acquisition-related intangibles	265	294	291
Operating expenses	20,677	20,262	19,230
Operating income	14,002	15,347	12,291
Gains (losses) on equity investments, net	315	411	471
Interest and other, net	(105)	43	(151)
Income before taxes	14,212	15,801	12,611
Provision for taxes	2,792	4,097	2,991
Net income	$11,420	$11,704	$9,620
Basic earnings per share of common stock	$2.41	$2.39	$1.94
Diluted earnings per share of common stock	$2.33	$2.31	$1.89
Weighted average shares of common stock outstanding:
Basic	4,742	4,901	4,970
Diluted	4,894	5,056	5,097
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Net income	$11,420	$11,704	$9,620
Other comprehensive income (loss), net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	(710)	577	1,181
Change in deferred tax asset valuation allowance	(18)	(41)	(26)
Change in net unrealized holding gains (losses) on derivatives	157	(427)	(89)
Change in net prior service (costs) credits	7	(33)	18
Change in actuarial valuation	128	(402)	520
Change in net foreign currency translation adjustment	(170)	(251)	38
Other comprehensive income (loss)	(606)	(577)	1,642
Total comprehensive income	$10,814	$11,127	$11,262
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Par Value)	Dec 26, 2015	Dec 27, 2014
Assets
Current assets:
Cash and cash equivalents	$15,308	$2,561
Short-term investments	2,682	2,430
Trading assets	7,323	9,063
Accounts receivable, net of allowance for doubtful accounts of $40 ($38 in 2014)	4,787	4,427
Inventories	5,167	4,273
Deferred tax assets	2,036	1,958
Other current assets	3,053	3,018
Total current assets	40,356	27,730

Property, plant and equipment, net	31,858	33,238
Marketable equity securities	5,960	7,097
Other long-term investments	1,891	2,023
Goodwill	11,332	10,861
Identified intangible assets, net	3,933	4,446
Other long-term assets	7,735	6,505
Total assets	$103,065	$91,900

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$2,634	$1,596
Accounts payable	2,063	2,748
Accrued compensation and benefits	3,138	3,475
Accrued advertising	960	1,092
Deferred income	2,188	2,205
Other accrued liabilities	4,684	4,895
Total current liabilities	15,667	16,011

Long-term debt	20,036	12,059
Long-term deferred tax liabilities	2,539	3,775
Other long-term liabilities	2,841	3,278
Commitments and contingencies (Notes 17 and 25)
Temporary equity	897	912
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 4,725 shares issued and outstanding (4,752 issued and 4,748 outstanding in 2014) and capital in excess of par value	23,411	21,781
Accumulated other comprehensive income (loss)	60	666
Retained earnings	37,614	33,418
Total stockholders’ equity	61,085	55,865
Total liabilities, temporary equity, and stockholders’ equity	$103,065	$91,900
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Cash and cash equivalents, beginning of period	$2,561	$5,674	$8,478
Cash flows provided by (used for) operating activities:
Net income	11,420	11,704	9,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,821	7,380	6,790
Share-based compensation	1,305	1,148	1,118
Restructuring and asset impairment charges	354	295	240
Excess tax benefit from share-based payment arrangements	(159)	(122)	(49)
Amortization of intangibles	890	1,169	1,242
(Gains) losses on equity investments, net	(263)	(354)	(425)
Deferred taxes	(1,270)	(703)	(900)
Changes in assets and liabilities:
Accounts receivable	(355)	(861)	271
Inventories	(764)	(98)	563
Accounts payable	(312)	(249)	267
Accrued compensation and benefits	(711)	4	155
Income taxes payable and receivable	386	(286)	1,019
Other assets and liabilities	675	1,391	865
Total adjustments	7,597	8,714	11,156
Net cash provided by operating activities	19,017	20,418	20,776
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(7,326)	(10,105)	(10,711)
Acquisitions, net of cash acquired	(913)	(934)	(925)
Purchases of available-for-sale investments	(8,259)	(7,007)	(12,493)
Sales of available-for-sale investments	2,090	1,227	934
Maturities of available-for-sale investments	6,168	8,944	8,336
Purchases of trading assets	(11,485)	(14,397)	(16,718)
Maturities and sales of trading assets	13,372	13,165	13,677
Investments in loans receivable and reverse repurchase agreements	(2,550)	(150)	(200)
Collection of loans receivable and reverse repurchase agreements	2,116	117	50
Investments in non-marketable equity investments	(2,011)	(1,377)	(440)
Purchases of licensed technology and patents	(120)	(92)	(36)
Other investing	735	704	453
Net cash used for investing activities	(8,183)	(9,905)	(18,073)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(474)	235	(31)
Proceeds from government grants	105	104	129
Excess tax benefit from share-based payment arrangements	159	122	49
Issuance of long-term debt, net of issuance costs	9,476	—	—
Proceeds from sales of common stock through employee equity incentive plans	866	1,660	1,588
Repurchase of common stock	(3,001)	(10,792)	(2,147)
Restricted stock unit withholdings	(442)	(332)	(293)
Payment of dividends to stockholders	(4,556)	(4,409)	(4,479)
Collateral associated with repurchase of common stock	325	(325)	—
Increase (decrease) in liability due to collateral associated with repurchase of common stock	(325)	325	—
Other financing	(221)	(199)	(314)
Net cash provided by (used for) financing activities	1,912	(13,611)	(5,498)
Effect of exchange rate fluctuations on cash and cash equivalents	1	(15)	(9)
Net increase (decrease) in cash and cash equivalents	12,747	(3,113)	(2,804)
Cash and cash equivalents, end of period	$15,308	$2,561	$5,674
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$186	$167	$204
Income taxes, net of refunds	$3,439	$4,639	$2,874
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In Millions, Except Per Share Amounts)	Number of Shares	Amount
Balance as of December 29, 2012	4,944	$19,464	$(399)	$32,138	$51,203
Components of comprehensive income, net of tax:
Net income	—	—	—	9,620	9,620
Other comprehensive income (loss)	—	—	1,642	—	1,642
Total comprehensive income					11,262
Proceeds from sales of common stock through employee equity incentive plans, net tax deficiency, and other	130	1,593	—	—	1,593
Share-based compensation	—	1,117	—	—	1,117
Repurchase of common stock	(94)	(345)	—	(1,802)	(2,147)
Restricted stock unit withholdings	(13)	(293)	—	—	(293)
Cash dividends declared ($0.90 per share of common stock)	—	—	—	(4,479)	(4,479)
Balance as of December 28, 2013	4,967	21,536	1,243	35,477	58,256
Components of comprehensive income, net of tax:
Net income	—	—	—	11,704	11,704
Other comprehensive income (loss)	—	—	(577)	—	(577)
Total comprehensive income					11,127
Proceeds from sales of common stock through employee equity incentive plans, net excess tax benefit, and other	125	1,787	—	—	1,787
Share-based compensation	—	1,140	—	—	1,140
Temporary equity reclassification	—	(912)	—	—	(912)
Repurchase of common stock	(332)	(1,438)	—	(9,354)	(10,792)
Restricted stock unit withholdings	(12)	(332)	—	—	(332)
Cash dividends declared ($0.90 per share of common stock)	—	—	—	(4,409)	(4,409)
Balance as of December 27, 2014	4,748	21,781	666	33,418	55,865
Components of comprehensive income, net of tax:
Net income	—	—	—	11,420	11,420
Other comprehensive income (loss)	—	—	(606)	—	(606)
Total comprehensive income					10,814
Proceeds from sales of common stock through employee equity incentive plans, net excess tax benefit, and other	87	1,076	—	—	1,076
Share-based compensation	—	1,314	—	—	1,314
Temporary equity reclassification	—	15	—	—	15
Repurchase of common stock	(96)	(453)	—	(2,548)	(3,001)
Restricted stock unit withholdings	(14)	(322)	—	(120)	(442)
Cash dividends declared ($0.96 per share of common stock)	—	—	—	(4,556)	(4,556)
Balance as of December 26, 2015	4,725	$23,411	$60	$37,614	$61,085
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2015, 2014, and 2013 were 52-week years. Fiscal year 2016 is a 53-week fiscal year, and the first quarter of 2016 will be a 14-week quarter. Our consolidated financial statements include the accounts of Intel Corporation (Intel) and our subsidiaries. We have eliminated intercompany accounts and transactions. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. We have reclassified certain prior period amounts to conform to current period presentation.
As a result of our integration of McAfee Inc. (McAfee) in the third quarter of 2015, the functional currency for operations previously acquired from McAfee was changed to the U.S. dollar, making the U.S. dollar the functional currency for Intel and our subsidiaries.
Note 2: Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. The accounting estimates that require our most significant, difficult, and subjective judgments include:

•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments;

•	the determination of useful lives for our property, plant and equipment and the related timing of when depreciation should begin;

•	the valuation and allocation of assets acquired and liabilities assumed in connection with business combinations;

•	the valuation and recoverability of long-lived assets (property, plant and equipment; goodwill; and identified intangibles);

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions);

•	the valuation of inventory; and

•	the recognition and measurement of loss contingencies.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our accounting policies for derivative financial instruments are based on whether they meet the criteria for hedge accounting designation.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A designated hedge with exposure to variability in the functional currency equivalent of the future foreign currency cash flows of a forecasted transaction or variability in the functional currency equivalent cash flows of a recognized asset or liability are examples of cash flow hedges. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.
A designated hedge with exposure to changes in the fair value of a recognized asset or liability that are attributable to the changes in the benchmark interest rate is one example of a fair value hedge. For derivatives with fair value hedge accounting designation, the gains and losses of the hedge as well as the offsetting gains and losses attributable to the changes in the benchmark interest rate on the underlying hedged item are recognized in earnings in the current period. Derivatives that we designated as fair value hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from financing activities.
We recognize gains and losses from changes in fair value of derivatives that are not designated as hedges for accounting purposes in the line item on the consolidated statements of income most closely associated with the related exposures, primarily in interest and other, net and gains (losses) on equity investments, net. As part of our strategic investment program, we also acquire equity derivative instruments, such as equity conversion rights associated with debt instruments, which we do not designate as hedging instruments. We recognize the gains or losses from changes in fair value of these equity derivative instruments in gains (losses) on equity investments, net. Realized gains and losses from derivatives not designated as hedges are classified in the consolidated statements of cash flows within cash flows from operating activities or investing activities, depending on the activity the exposure is most closely associated with.
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

(In Millions)	Dec 26, 2015	Dec 27, 2014
Raw materials	$532	$462
Work in process	2,893	2,375
Finished goods	1,742	1,436
Total inventories	$5,167	$4,273
Property, Plant and Equipment
Property, plant and equipment, net at the end of each period were as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014
Land and buildings	$25,578	$22,989
Machinery and equipment	48,459	44,441
Construction in progress	9,359	12,279
Total property, plant and equipment, gross	83,396	79,709
Less: accumulated depreciation	(51,538)	(46,471)
Total property, plant and equipment, net	$31,858	$33,238
We compute depreciation for financial reporting purposes using the straight-line method. As of December 26, 2015, substantially all of our depreciable property, plant and equipment assets were depreciated over the following estimated useful lives: machinery and equipment, 2 to 4 years; and buildings, 10 to 25 years. Beginning in 2016, our machinery and equipment will be depreciated over 2 to 5 years.
We capitalize a portion of interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and depreciated over the estimated useful lives of the assets. We record capital-related government grants earned as a reduction to property, plant and equipment.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included within construction in progress we have certain facilities on hold and not in use. These facilities are being held in a safe state, and we have plans to place them into service at a future date. Depreciation is not recognized on these assets and they are not eligible for capitalized interest when construction is on hold. The balance of such assets was approximately $3.4 billion as of December 26, 2015 (approximately $2.2 billion as of December 27, 2014).
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
The estimated useful life ranges for all identified intangible assets that are subject to amortization as of December 26, 2015 were as follows:

(In Years)	Estimated Useful Life
Acquisition-related developed technology	3	–	9
Acquisition-related customer relationships	5	–	11
Acquisition-related brands	5	–	8
Licensed technology and patents	2	–	17
We perform a quarterly review of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets, which is calculated based on projected discounted net cash flows. If an asset’s useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new, shorter useful life.
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
Revenue Recognition
We recognize net product revenue when the earnings process is complete, as evidenced by an agreement with the customer, delivery has occurred, and acceptance, if applicable, as well as fixed pricing and probable collectability. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue. Because of frequent sales price reductions and rapid technology obsolescence in our industry, we defer product revenue and related costs of sales from component sales made to distributors under agreements allowing price protection or right of return until the distributors sell the merchandise. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.
Revenue from license agreements on our McAfee products generally includes service and support agreements for which the related revenue is deferred and recognized ratably over the performance period. Revenue derived from online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or, if required, upon customer acceptance. For arrangements with multiple elements, including software licenses, maintenance, and/or services, revenue is allocated across the separately identified deliverables and may be recognized or deferred. When vendor-specific objective evidence does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Direct costs, such as costs related to revenue-sharing and royalty arrangements associated with license arrangements, as well as component costs associated with product revenue and sales commissions, are deferred and amortized over the same period that the related revenue is recognized.
We record deferred revenue offset by the related cost of sales on our consolidated balance sheets as deferred income.
Advertising
Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative (MG&A) expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid to customers over the fair value of the advertising benefit we receive as a reduction in revenue. Advertising costs, including direct marketing costs, recorded within MG&A expenses were $1.8 billion in 2015 ($1.8 billion in 2014 and $1.9 billion in 2013).
Employee Equity Incentive Plans
We have employee equity incentive plans, which are described more fully in "Note 18: Employee Equity Incentive Plans." We use the straight-line attribution method to recognize share-based compensation over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units (RSUs), we eliminate deferred tax assets for options and RSUs with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.

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
Note 3: Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our consolidated financial statements.
In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017; early adoption is permitted and we are evaluating whether we will early adopt. The amended standard may be adopted on either a prospective or retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.
In 2015, the FASB issued an amended standard requiring that we recognize the effect on earnings of any adjustments identified during the measurement period after an acquisition in the same period the adjustment is identified, as opposed to the prior standard which required material adjustments be retrospectively adjusted. The amended standard is effective for us beginning in the first quarter of 2016. We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.
In January 2016, the FASB issued changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This standard is effective for us beginning in the first quarter of 2018; certain provisions allow for early adoption and we are evaluating whether we will elect to early adopt these provisions. The new standard should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We have not yet determined the impact of the new standard on our consolidated financial statements.
In 2015, we adopted an amended standard simplifying the presentation of debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. We have applied the amendment retrospectively to the comparable period presented and it did not have a significant impact on our financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis at the end of each period were as follows:

	December 26, 2015				December 27, 2014
	Fair Value Measured and Recorded at Reporting Date Using			Total	Fair Value Measured and Recorded at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents:
Corporate debt	$—	$1,829	$—	$1,829	$—	$48	$—	$48
Financial institution instruments	8,238	1,277	—	9,515	321	1,119	—	1,440
Government debt	—	130	—	130	—	—	—	—
Reverse repurchase agreements	—	2,368	—	2,368	—	268	—	268
Short-term investments:
Corporate debt	336	764	20	1,120	363	412	31	806
Financial institution instruments	145	927	—	1,072	149	1,050	—	1,199
Government debt	65	425	—	490	252	173	—	425
Trading assets:
Asset-backed securities	—	275	94	369	—	766	58	824
Corporate debt	1,744	564	—	2,308	2,625	339	—	2,964
Financial institution instruments	930	701	—	1,631	1,146	613	—	1,759
Government debt	1,107	1,908	—	3,015	1,295	2,221	—	3,516
Other current assets:
Derivative assets	32	412	1	445	—	559	2	561
Loans receivable	—	137	—	137	—	505	—	505
Marketable equity securities	5,891	69	—	5,960	7,097	—	—	7,097
Other long-term investments:
Asset-backed securities	—	—	4	4	—	2	4	6
Corporate debt	407	801	—	1,208	453	728	13	1,194
Financial institution instruments	171	381	—	552	189	319	—	508
Government debt	79	48	—	127	75	240	—	315
Other long-term assets:
Derivative assets	—	30	10	40	—	35	22	57
Loans receivable	—	342	—	342	—	216	—	216
Total assets measured and recorded at fair value	19,145	13,388	129	32,662	13,965	9,613	130	23,708
Liabilities
Other accrued liabilities:
Derivative liabilities	2	210	—	212	—	563	—	563
Other long-term liabilities:
Derivative liabilities	—	33	—	33	—	17	—	17
Total liabilities measured and recorded at fair value	$2	$243	$—	$245	$—	$580	$—	$580
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 26, 2015, we transferred corporate debt and financial institution instruments of approximately $628 million from Level 1 to Level 2 of the fair value hierarchy and approximately $403 million of financial institution instruments, corporate debt, and government debt from Level 2 to Level 1 ($177 million of corporate debt, financial institution instruments, and government debt from Level 1 to Level 2 and $395 million from Level 2 to Level 1 during 2014). These transfers were based on changes in market activity for the underlying instruments. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Investments in Debt Instruments
Debt instruments reflected in the preceding table include investments such as asset-backed securities, corporate debt, financial institution instruments, government debt, and reverse repurchase agreements classified as cash equivalents. We classify our debt instruments as Level 2 when we use observable market prices for identical instruments that are traded in less active markets. When observable market prices for identical instruments are not available, we price the debt instruments using our own models, such as a discounted cash flow model, or non-binding market consensus prices based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar instruments; and the internal assumptions of pricing providers or brokers that use observable market inputs and unobservable market inputs that we consider to be not significant. When we use non-binding market consensus prices, we corroborate them with quoted market prices for similar instruments or compare them to output from internally developed pricing models such as a discounted cash flow model. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. All significant inputs are derived from or corroborated with observable market data.
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
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of December 26, 2015 and December 27, 2014, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by gains or losses on the related derivative instruments, resulting in an insignificant net impact on our consolidated statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairments. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairments recognized on non-marketable equity investments held as of December 26, 2015 were $160 million in 2015 ($128 million in 2014 on non-marketable equity investments held as of December 27, 2014 and $106 million in 2013 on non-marketable equity investments held as of December 28, 2013).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On a quarterly basis, we measure the fair value of our grants receivable, cost method loans receivable, non-marketable cost method investments, reverse repurchase agreements with original maturities greater than approximately three months, and indebtedness carried at amortized cost plus applicable hedge adjustments; however, the assets are recorded at fair value only when an impairment is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	December 26, 2015
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Grants receivable	$593	$—	$600	$—	$600
Loans receivable	$315	$—	$315	$—	$315
Non-marketable cost method investments	$2,933	$—	$—	$3,904	$3,904
Reverse repurchase agreements	$1,000	$—	$1,000	$—	$1,000
Short-term debt	$2,593	$1,513	$1,563	$—	$3,076
Long-term debt	$20,036	$14,058	$6,835	$—	$20,893
NVIDIA Corporation cross-license agreement liability	$199	$—	$200	$—	$200

	December 27, 2014
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Grants receivable	$676	$—	$679	$—	$679
Loans receivable	$250	$—	$250	$—	$250
Non-marketable cost method investments	$1,769	$—	$—	$2,599	$2,599
Reverse repurchase agreements	$450	$—	$450	$—	$450
Short-term debt	$1,580	$—	$2,145	$—	$2,145
Long-term debt	$12,059	$11,467	$1,309	$—	$12,776
NVIDIA Corporation cross-license agreement liability	$395	$—	$399	$—	$399
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of December 26, 2015 and December 27, 2014, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at fair value on a recurring basis. The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A+/A1 for most of our loans receivable and a substantial majority of our reverse repurchase agreements as of December 26, 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 26, 2015, and December 27, 2014, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. We measure the fair value of our non-marketable cost method investments as close to the end of the period as feasible.
The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures due 2039 (2009 debentures) and our 2011 senior notes due 2016. During the fourth quarter of 2015, the 2009 debentures were classified as short-term debt on the consolidated balance sheet and convertible at the option of the holder during the first quarter of 2016. For further information, see "Note 15: Borrowings." Our long-term debt recognized at amortized cost is composed of our senior notes and our convertible debentures. The fair value of our senior notes is classified as Level 1 when we use quoted prices in active markets and Level 2 when the quoted prices are from less active markets or when other observable inputs are used to determine fair value. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes; it is, therefore, classified as Level 2.
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011, pursuant to which we agreed to make payments to NVIDIA over six years. The carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments ($200 million due in each of January 2015 and 2016 treated as cash used for financing activities). The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014
Available-for-sale investments	$22,007	$13,038
Cash	1,466	805
Equity method investments	1,590	1,446
Loans receivable	794	971
Non-marketable cost method investments	2,933	1,769
Reverse repurchase agreements	3,368	718
Trading assets	7,323	9,063
Total cash and investments	$39,481	$27,810
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	December 26, 2015				December 27, 2014
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$5	$—	$(1)	$4	$8	$—	$(2)	$6
Corporate debt	4,164	3	(10)	4,157	2,040	13	(5)	2,048
Financial institution instruments	11,140	1	(2)	11,139	3,146	2	(1)	3,147
Government debt	748	—	(1)	747	741	—	(1)	740
Marketable equity securities	3,254	2,706	—	5,960	3,318	3,779	—	7,097
Total available-for-sale investments	$19,311	$2,710	$(14)	$22,007	$9,253	$3,794	$(9)	$13,038
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of December 26, 2015 and December 27, 2014.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of income, see "Note 24: Other Comprehensive Income (Loss)."
During 2015, we sold available-for-sale investments for proceeds of $2.2 billion, of which $144 million related to sales of cash and cash equivalents ($1.7 billion in 2014, of which $509 million related to sales of cash and cash equivalents; and $1.3 billion in 2013, of which $339 million related to sales of cash and cash equivalents). The gross realized gains on sales of available-for-sale investments were $133 million in 2015 ($136 million in 2014 and $146 million in 2013). We determine the cost of an investment sold on an average cost basis at the individual security level. Impairments recognized on available-for-sale investments were insignificant for all periods presented.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of December 26, 2015 were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$5,896	$5,893
Due in 1–2 years	1,271	1,268
Due in 2–5 years	623	620
Instruments not due at a single maturity date	8,267	8,266
Total	$16,057	$16,047
Equity Method Investments
Equity method investments, classified within other long-term assets, at the end of each period were as follows:

	December 26, 2015		December 27, 2014
(Dollars In Millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
IM Flash Technologies, LLC	$872	49%	$713	49%
Cloudera, Inc.	256	17%	280	17%
Intel-GE Care Innovations, LLC	64	50%	108	50%
Other equity method investments	398		345
Total	$1,590		$1,446
IM Flash Technologies, LLC
Since the inception of IM Flash Technologies, LLC (IMFT) in 2006, Micron Technology, Inc. (Micron) and Intel have jointly developed NAND flash memory and, most recently, 3D XPoint technology products. Intel also purchases jointly developed products directly from Micron under certain supply agreements.
The IMFT operating agreement, most recently amended in January 2016, continues through 2024 unless earlier terminated under certain terms and conditions, and provides for certain buy-sell rights of the joint venture. Intel has the right to cause Micron to buy our interest in IMFT. If we exercise this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from us for one to two years. Subsequent to our put right, and commencing in January 2019, Micron has the right to call our interest in IMFT with the closing date to be effective within one year. IMFT is a variable interest entity, and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $400 million in 2015 (approximately $400 million in 2014 and approximately $380 million in 2013). The amount due to IMFT for product purchases and services provided was approximately $20 million as of December 26, 2015 (approximately $60 million as of December 27, 2014). IMFT returned $6 million to Intel in 2014, which is reflected within investing activities on the consolidated statements of cash flows ($45 million in 2013).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $872 million as of December 26, 2015. Except for the amount due to IMFT for product purchases and production-related services, we did not have any additional liabilities recognized on our consolidated balance sheets in connection with our interests in this joint venture as of December 26, 2015. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cloudera, Inc.
During 2014, we invested in Cloudera, Inc. (Cloudera). Our fully diluted ownership interest in Cloudera is 17% as of December 26, 2015. Our investment is accounted for under the equity and cost methods of accounting based on the rights associated with different instruments we own, and is classified within other long-term assets. The carrying value of our equity method investment was $256 million and of our cost method investment was $454 million as of December 26, 2015 ($280 million for our equity method investment and $454 million for our cost method investment as of December 27, 2014).
Intel-GE Care Innovations, LLC
During 2011, Intel and General Electric Company (GE) formed Intel-GE Care Innovations, LLC (Care Innovations), an equally owned joint venture in the healthcare industry that focuses on independent living and delivery of health-related services by means of telecommunications. The company was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group.
Care Innovations is a variable interest entity and depends on Intel and GE for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in Care Innovations, which was $64 million as of December 26, 2015.
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
Non-marketable cost method investments
The carrying value of our non-marketable cost method investments was $2.9 billion as of December 26, 2015 ($1.8 billion as of December 27, 2014), of which $454 million and $966 million related to our cost method investments in Cloudera and Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum), respectively. In 2015, we recognized impairments of $164 million on non-marketable cost method investments, which is included within gains (losses) on equity investments, net on the consolidated statements of income ($130 million in 2014 and $103 million in 2013).
Investment in Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel architecture- and communications-based solutions for phones. We agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of UniSpreadtrum, a holding company under Tsinghua Unigroup. During 2015, we invested $966 million to complete the first phase of the equity investment. We have determined we will not have significant influence over the company and, therefore, we account for our interest using the cost method of accounting. Subject to regulatory approvals and other closing conditions, the second phase of the investment will require additional funding of approximately $500 million.
Trading Assets
As of December 26, 2015, and December 27, 2014, substantially all of our trading assets were marketable debt instruments. Net losses related to trading assets still held at the reporting date were $152 million in 2015 (net losses of $530 million in 2014 and net losses of $70 million in 2013). Net gains on the related derivatives were $137 million in 2015 (net gains of $525 million in 2014 and $86 million in 2013).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and, to a lesser extent, equity market risk, commodity price risk, and credit risk.
Currency Exchange Rate Risk
We are exposed to currency exchange rate risk, and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant portion of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the euro, the Chinese yuan, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in the fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. We may also hedge currency risk arising from funding foreign currency-denominated forecasted investments. These programs reduce, but do not eliminate, the impact of currency exchange movements.
Our currency risk management programs include:

•
Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction. We utilize currency interest rate swaps to hedge exposures to the variability in the U.S.-dollar equivalent of coupon and principal payments associated with our non-U.S.-dollar-denominated indebtedness.

•
Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. A substantial majority of these instruments mature within 12 months. Changes in the functional currency equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in the fair value of the related derivatives. We record net gains or losses in the line item on the consolidated statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on equity investments, net.

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

•
Interest rate derivatives with fair value hedge accounting designation that utilize interest rate swap agreements to hedge against changes in fair value on certain fixed rate debt due to fluctuations in the benchmark interest rate. For these derivatives, we recognize gains and losses in interest and other, net, along with the offsetting gains and losses attributable to the changes in the benchmark interest rate on the underlying hedged items.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the losses and gains on the related liabilities, both of which are recorded in cost of sales and operating expenses. Deferred compensation liabilities were $1.3 billion as of December 26, 2015 ($1.2 billion as of December 27, 2014), and are included in other accrued liabilities.
Commodity Price Risk
We operate facilities that consume commodities and have established forecasted transaction risk management programs to protect against fluctuations in the fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always eliminate, the impact of commodity price movements.
Our commodity price risk management program may include commodity derivatives with cash flow hedge accounting designation that utilize commodity swap contracts to hedge future cash flow exposures to the variability in commodity prices. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Currency forwards	$11,212	$15,578	$13,404
Currency interest rate swaps	5,509	5,446	4,377
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	5,212	1,347	1,377
Total return swaps	1,061	1,056	914
Other	61	49	67
Total	$26,655	$27,076	$23,739
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Chinese yuan	$2,231	$3,097	$1,116
Euro	6,084	7,486	6,874
Israeli shekel	1,674	2,489	2,244
Japanese yen	2,663	3,779	4,116
Other	4,069	4,173	3,431
Total	$16,721	$21,024	$17,781
During the fourth quarter of 2014, we entered into $1.5 billion of forward contracts to hedge our anticipated equity funding of the UniSpreadtrum investment. The hedges were designated as cash flow hedges and the related gains and losses attributable to changes in the spot rates were recognized in accumulated other comprehensive income (loss). Hedge gains and losses attributable to changes in the forward rates were recognized in interest and other, net. During 2015, we discontinued cash flow hedge accounting treatment for $478 million of forward contracts since we could no longer assert that funding is probable to occur within the initially specified timeline. Hedge losses accumulated in other comprehensive income and subsequently released to interest and other, net, related to these de-designated forward contracts were insignificant.
During 2015, we entered into $4.4 billion of interest rate swap agreements to hedge against changes in the fair value attributable to the benchmark interest rates related to $4.4 billion of our outstanding senior notes. These hedges were designated as fair value hedges. During 2015, we entered into $577 million of currency interest rate swap agreements to hedge against the variability in the U.S.-dollar equivalent of coupon and principal payments associated with our non-U.S.-dollar-denominated indebtedness. These hedges were designated as cash flow hedges.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	December 26, 2015				December 27, 2014
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$20	$3	$83	$2	$6	$1	$497	$9
Interest rate swaps	—	1	—	14	—	—	—	—
Currency interest rate swaps	—	7	—	—	—	—	—	—
Total derivatives designated as hedging instruments	20	11	83	16	6	1	497	9
Derivatives not designated as hedging instruments:
Currency forwards	20	—	63	—	207	—	44	—
Currency interest rate swaps	370	18	52	—	344	34	7	—
Embedded debt derivatives	—	—	—	17	—	—	4	8
Interest rate swaps	2	—	12	—	3	—	11	—
Total return swaps	32	—	2	—	—	—	—	—
Other	1	11	—	—	1	22	—	—
Total derivatives not designated as hedging instruments	425	29	129	17	555	56	66	8
Total derivatives	$445	$40	$212	$33	$561	$57	$563	$17

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts Offset in the Consolidated Balance Sheets
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	December 26, 2015
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$482	$—	$482	$(201)	$(188)	$93
Reverse repurchase agreements	3,368	—	3,368	—	(3,368)	—
Total assets	3,850	—	3,850	(201)	(3,556)	93
Liabilities:
Derivative liabilities subject to master netting arrangements	242	—	242	(201)	(27)	14
Total liabilities	$242	$—	$242	$(201)	$(27)	$14

	December 27, 2014
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$559	$—	$559	$(365)	$(78)	$116
Reverse repurchase agreements	718	—	718	—	(718)	—
Total assets	1,277	—	1,277	(365)	(796)	116
Liabilities:
Derivative liabilities subject to master netting arrangements	559	—	559	(365)	(80)	114
Total liabilities	$559	$—	$559	$(365)	$(80)	$114
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Currency forwards	$(305)	$(587)	$(167)
Currency interest rate swaps and other	7	(2)	1
Total	$(298)	$(589)	$(166)
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
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Statement of Income on Derivatives
Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Interest rate swap	$(13)	$—	$—
Hedged item	13	—	—
Total	$—	$—	$—
There was no ineffectiveness during all periods presented in the preceding table.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated statements of income for each period were as follows:

Years Ended (In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Currency forwards	Interest and other, net	$(50)	$144	$44
Currency interest rate swaps	Interest and other, net	346	456	29
Interest rate swaps	Interest and other, net	(6)	(3)	—
Total return swaps	Various	(27)	68	140
Other	Gains (losses) on equity investments, net	(11)	(6)	6
Other	Interest and other, net	(2)	—	—
Total		$250	$659	$219

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in debt instruments, derivative financial instruments, loans receivable, reverse repurchase agreements, and trade receivables. When possible, we enter into master netting arrangements with counterparties to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. For presentation on our consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements.
We generally place investments with high-credit-quality counterparties and, by policy, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Substantially all of our investments in debt instruments are in A/A2 or better rated issuances, and a substantial majority of the issuances are rated AA-/Aa3 or better. Our investment policy requires substantially all investments with original maturities at the time of investment of up to six months to be rated at least A-2/P-2 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years generally require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A-rated counterparties in certain countries, result in some minor exceptions. Credit-rating criteria for derivative instruments are similar to those for other investments. Due to master netting arrangements, the amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligations with that counterparty. As of December 26, 2015, our total credit exposure to any single counterparty, excluding money market funds invested in U.S. treasury and U.S. agency securities and reverse repurchase agreements collateralized by treasury and agency securities, did not exceed $500 million. To further reduce credit risk, we obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.
A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers. We also have accounts receivable derived from sales to industrial and communications equipment manufacturers in the computing and communications industries. Hewlett-Packard Company, our largest customer in 2014, separated into HP Inc. and Hewlett Packard Enterprise Company on November 1, 2015. These entities, together with Dell Inc. and Lenovo Group Limited, represent our largest customers. Collectively, these customers accounted for 46% of net revenue for 2015 (46% for 2014 and 44% for 2013) and 49% of net accounts receivable as of December 26, 2015 (43% as of December 27, 2014). We believe that the net accounts receivable balances from these largest customers do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience.
We have adopted credit policies and standards intended to accommodate industry growth and inherent risk. We believe that credit risks are moderated by the financial stability of our major customers. We assess credit risk through quantitative and qualitative analysis. From this analysis, we establish shipping and credit limits, and determine whether we will seek to use one or more credit support protection devices, such as obtaining a parent guarantee, standby letter of credit, or credit insurance.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Acquisitions
During 2015, we completed eight acquisitions qualifying as business combinations in exchange for aggregate consideration (net of cash acquired) of $1.0 billion, a substantial majority of which was cash consideration. Substantially all of the consideration was allocated to goodwill and other intangible assets, such as acquisition-related developed technology and acquisition-related customer relationships. Included in these acquisitions is our acquisition of Lantiq Semiconductor (Lantiq), intended to extend Intel's success in cable home gateways into DSL and fiber markets. We acquired Lantiq in the second quarter of 2015 for net cash consideration of $345 million, substantially all of which was allocated to goodwill and intangible assets, such as acquisition-related developed technology and acquisition-related customer relationships. The operating results of Lantiq are included in our Client Computing Group operating segment.
During 2014, we completed eight acquisitions qualifying as business combinations in exchange for aggregate consideration of $963 million, substantially all cash consideration. A substantial majority of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. Included in these acquisitions is our acquisition of the Axxia Networking Business (Axxia business) of Avago Technologies Limited, intended to accelerate growth in the mobile wireless base station business. We acquired the Axxia business in the fourth quarter of 2014 for net cash consideration of $650 million, substantially all of which was allocated to goodwill and acquisition-related developed technology intangible assets. The operating results of the Axxia business are included in our Data Center Group (DCG) operating segment.
During 2013, we completed 12 acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $925 million. Most of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. Included in these acquisitions is our acquisition of Stonesoft Oyj (Stonesoft), intended to expand our network security solutions, specifically addressing next-generation firewall products. We acquired Stonesoft in the third quarter of 2013 for net cash consideration of $381 million, substantially all of which was allocated to goodwill and acquisition-related developed technology intangible assets. Stonesoft's operating results are included in our software and services operating segments.
Acquisitions completed in 2015, 2014, and 2013, both individually and in the aggregate, were not significant to our results of operations. For information on the assignment of goodwill to our operating segments, see "Note 10: Goodwill" and for information on the classification of intangible assets, see "Note 11: Identified Intangible Assets."
Acquisition of Altera Corporation
During the second quarter of 2015, we entered into a definitive agreement to acquire Altera Corporation (Altera) in an all-cash transaction. The transaction closed on December 28, 2015, subsequent to our fiscal 2015 year-end. Altera is a global semiconductor company that designs and sells programmable semiconductors and related products, including programmable logic devices, which incorporate field-programmable gate array (FPGAs) and complex programmable logic devices, and highly integrated System-on-Chip (SoC) devices. This acquisition is expected to expand our reach within the compute continuum, as the combination of our leading-edge products and manufacturing process with Altera's leading FPGA technology is expected to enable new classes of platforms that meet customer needs in the data center and Internet of Things market segments.
Upon completion of the acquisition, each outstanding share of Altera common stock and, subject to certain exceptions, each share of Altera common stock underlying vested stock option awards, restricted stock unit awards and performance-based restricted stock unit awards were converted into the right to receive $54.00 per share in cash, without interest. During the third and fourth quarters of 2015, we issued $9.5 billion in aggregate principal amount of senior unsecured debt, and in the first quarter of 2016 we borrowed $4.0 billion against our short-term credit facility, in order to fund a portion of the total purchase price (net of cash acquired) of $14.5 billion. For more information on our indebtedness, see "Note 15: Borrowings."
Since the closing of this acquisition occurred subsequent to our fiscal year-end, the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. We will reflect the preliminary valuation of the net assets acquired and the operational results of Altera beginning December 28, 2015, the close date of the transaction, in our first quarter of 2016. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition close date.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although the purchase price allocation for this acquisition and pro forma financial information is not yet available, we expect a substantial majority of the purchase price will be allocated to goodwill and acquisition-related developed technology and other identified intangible assets. Additionally, we assumed $1.5 billion of aggregate principal amount of Altera's outstanding indentures. Altera became a new Intel operating segment called the Programmable Solutions Group upon acquisition.
Note 9: Divestitures
In 2015, we completed three separate divestiture transactions. As a result of these transactions, we received aggregate net cash consideration of $153 million, included within investing activities on the consolidated statements of cash flows, and recognized a gain within interest and other, net on the consolidated statements of income.
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
Note 10: Goodwill
Goodwill activity for each period was as follows:

(In Millions)	Dec 27, 2014	Acquisitions	Currency Exchange and Other	Dec 26, 2015
Client Computing Group	$3,708	$370	$—	$4,078
Data Center Group	2,376	28	—	2,404
Internet of Things Group	428	—	—	428
Software and services operating segments	4,236	10	(206)	4,040
All other	113	269	—	382
Total	$10,861	$677	$(206)	$11,332

(In Millions)	Dec 28, 2013	Acquisitions	Currency Exchange and Other	Dec 27, 2014
Client Computing Group	$3,689	$19	$—	$3,708
Data Center Group	1,969	407	—	2,376
Internet of Things Group	428	—	—	428
Software and services operating segments	4,409	41	(214)	4,236
All other	18	113	(18)	113
Total	$10,513	$580	$(232)	$10,861
During the first quarter of 2015, we combined the PC Client Group and Mobile and Communications Group to create the Client Computing Group (CCG). All prior-period amounts have been retrospectively adjusted to reflect this organizational structure. For further information, see "Note 26: Operating Segments and Geographic Information."
During the fourth quarters of 2015, 2014, and 2013, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years. The accumulated impairment losses as of December 26, 2015 were $719 million: $365 million associated with CCG, $275 million associated with DCG, and $79 million associated with the Internet of Things Group.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	December 26, 2015
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,928	$(2,276)	$652
Acquisition-related customer relationships	1,738	(1,219)	519
Acquisition-related brands	59	(55)	4
Licensed technology and patents	3,017	(1,200)	1,817
Identified intangible assets subject to amortization	7,742	(4,750)	2,992
Acquisition-related brands	767	—	767
Other intangible assets	174	—	174
Identified intangible assets not subject to amortization	941	—	941
Total identified intangible assets	$8,683	$(4,750)	$3,933

	December 27, 2014
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$3,009	$(2,192)	$817
Acquisition-related customer relationships	1,698	(1,001)	697
Acquisition-related brands	61	(49)	12
Licensed technology and patents	3,153	(1,224)	1,929
Identified intangible assets subject to amortization	7,921	(4,466)	3,455
Acquisition-related brands	788	—	788
Other intangible assets	203	—	203
Identified intangible assets not subject to amortization	991	—	991
Total identified intangible assets	$8,912	$(4,466)	$4,446
As a result of our acquisitions and purchases of licensed technology and patents, identified intangible assets recorded for each period and their respective estimated weighted average useful life were as follows:

	December 26, 2015		December 27, 2014
	Gross Assets (In Millions)	Estimated Useful Life (In Years)	Gross Assets (In Millions)	Estimated Useful Life (In Years)
Acquisition-related developed technology	$238	6	$175	6
Acquisition-related customer relationships	$110	11	$79	9
Licensed technology and patents	$176	7	$93	8
All intangible assets acquired during 2015 are subject to amortization. During 2014, we acquired other intangible assets of $197 million that were not subject to amortization.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expenses, with presentation location on the consolidated statements of income, for each period were as follows:

Years Ended (In Millions)	Location	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Acquisition-related developed technology	Cost of sales	$343	$600	$576
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	258	284	279
Acquisition-related brands	Amortization of acquisition-related intangibles	7	10	12
Licensed technology and patents	Cost of sales	282	275	272
Other intangible assets	Reduction of revenue	—	—	103
Total amortization expenses		$890	$1,169	$1,242
Based on identified intangible assets that are subject to amortization as of December 26, 2015 (which do not include intangibles from the Altera acquisition), we expect future amortization expense for each period to be as follows:

(In Millions)	2016	2017	2018	2019	2020
Acquisition-related developed technology	$260	$115	$101	$98	$64
Acquisition-related customer relationships	229	143	42	25	22
Acquisition-related brands	3	—	—	—	—
Licensed technology and patents	282	239	187	186	174
Total future amortization expenses	$774	$497	$330	$309	$260
Note 12: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014
Equity method investments	$1,590	$1,446
Non-marketable cost method investments	2,933	1,769
Non-current deferred tax assets	600	622
Pre-payments for property, plant and equipment	623	636
Loans receivable	642	416
Grants receivable	318	312
Reverse repurchase agreements	350	350
Other	679	954
Total other long-term assets	$7,735	$6,505
As of December 26, 2015, the carrying amount of our non-marketable cost method investments includes $966 million related to our investment in UniSpreadtrum. For further information, see "Note 5: Cash and Investments."
During 2015, we received and transferred $213 million of equipment from pre-payments for property, plant and equipment to property, plant and equipment. Substantially all of the equipment was prepaid in 2012 and 2013. We recognized the pre-payments within operating activities in the consolidated statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges by program for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
2015 restructuring program	$264	$—	$—
2013 restructuring program	90	295	240
Total restructuring and asset impairment charges	$354	$295	$240
2015 Restructuring Program
Beginning in the second quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions, as we adjusted resources from areas of disinvestment to areas of investment. This program was substantially complete by the end of the 2015.
Restructuring and asset impairment charges for the 2015 restructuring program in 2015 were as follows:

Years Ended (In Millions)	Dec 26, 2015
Employee severance and benefit arrangements	$250
Asset impairments and other restructuring charges	14
Total restructuring and asset impairment charges	$264
Restructuring and asset impairment activities for the 2015 restructuring program in 2015 were as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 27, 2014	$—	$—	$—
Additional accruals	292	14	306
Adjustments	(42)	—	(42)
Cash payments	(225)	(1)	(226)
Non-cash settlements	—	(6)	(6)
Accrued restructuring balance as of December 26, 2015	$25	$7	$32
We recorded the additional accruals as restructuring and asset impairment charges in the consolidated statements of income and within the “all other” operating segments category. A substantial majority of the accrued restructuring balance as of December 26, 2015 is expected to be paid within the next 12 months, and was recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 4,000 employees.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013 Restructuring Program
Beginning in the third quarter of 2013, management approved and commenced implementation of several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions include the wind down of our 200mm wafer fabrication facility in Massachusetts, which ceased production in the first quarter of 2015, and the closure of our assembly and test facility in Costa Rica, which ceased production in the fourth quarter of 2014. These targeted reductions will enable us to better align our resources in areas providing the greatest benefit in the current business environment. This program was substantially complete by the end of 2015.
Restructuring and asset impairment charges for the 2013 restructuring program for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Employee severance and benefit arrangements	$82	$265	$201
Asset impairments and other restructuring charges	8	30	39
Total restructuring and asset impairment charges	$90	$295	$240
Restructuring and asset impairment activities for the 2013 restructuring program for each period were as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 28, 2013	$183	$—	$183
Additional accruals	252	31	283
Adjustments	13	(1)	12
Cash payments	(327)	(6)	(333)
Non-cash settlements	—	(13)	(13)
Accrued restructuring balance as of December 27, 2014	121	11	132
Additional accruals	101	9	110
Adjustments	(19)	(1)	(20)
Cash payments	(171)	(10)	(181)
Non-cash settlements	—	(3)	(3)
Accrued restructuring balance as of December 26, 2015	$32	$6	$38
We recorded the additional accruals and adjustments as restructuring and asset impairment charges in the consolidated statements of income and within the "all other" operating segments category. Substantially all of the accrued restructuring balance as of December 26, 2015 is expected to be paid within the next 12 months, and was recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets.
Restructuring actions related to this program that were approved in 2015 impacted approximately 940 employees. Since the third quarter of 2013, we have incurred a total of $625 million in restructuring and asset impairment charges. These charges include $548 million related to employee severance and benefit arrangements for approximately 8,500 employees, and $77 million in asset impairment charges and other restructuring charges.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014
Deferred income on shipments of components to distributors	$920	$944
Deferred income from software, services, and other	1,268	1,261
Current deferred income	2,188	2,205
Non-current deferred income from software, services, and other	530	483
Total deferred income	$2,718	$2,688
We classify non-current deferred income from software, services, and other within other long-term liabilities on the consolidated balance sheets.
Note 15: Borrowings
Short-Term Debt
Our short-term debt at the end of each period was as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014
Drafts payable	$41	$16
Commercial paper	—	500
Current portion of long-term debt	2,602	1,088
Less: debt issuance costs associated with the current portion of long-term debt	(9)	(8)
Total short-term debt	$2,634	$1,596
We have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion, which our Board of Directors increased in 2015 from $3.0 billion, under our commercial paper program. Maximum borrowings under our commercial paper program in 2015 were $900 million ($2.4 billion in 2014). We had no outstanding commercial paper as of December 26, 2015 ($500 million as of December 27, 2014). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 26, 2015.
On December 21, 2015 we entered into a short-term credit facility to borrow up to $5.0 billion in order to facilitate the settlement of our acquisition of Altera. There were no borrowings outstanding under this credit facility as of December 26, 2015 and it was closed in January 2016.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt
Our indebtedness is carried at amortized cost plus applicable hedge adjustments. Our long-term debt at the end of each period was as follows:

(In Millions)	Maturity Date	Stated Interest Rate	Dec 26, 2015	Dec 27, 2014
Fourth quarter 2015 debt issuance of $915 million
Senior notes	December 2045	4.70%	$908	$—
Fourth quarter 2015 Australian dollar-denominated debt issuance of A$800 million
Senior notes[1]	December 2019	3.25%	181	—
Senior notes[1]	December 2022	4.00%	397	—
Third quarter 2015 debt issuance of $1.0 billion
Senior notes	August 2045	4.90%	1,009	—
Third quarter 2015 debt issuance of $7.0 billion
Senior notes	July 2020	2.45%	1,748	—
Senior notes	July 2022	3.10%	996	—
Senior notes	July 2025	3.70%	2,247	—
Senior notes	July 2045	4.90%	1,998	—
2012 debt issuance of $6.2 billion
Senior notes	December 2017	1.35%	2,999	2,998
Senior notes	December 2022	2.70%	1,492	1,495
Senior notes	December 2032	4.00%	744	744
Senior notes	December 2042	4.25%	924	924
2011 debt issuance of $5.0 billion
Senior notes	October 2016	1.95%	1,499	1,499
Senior notes	October 2021	3.30%	1,997	1,997
Senior notes	October 2041	4.80%	1,490	1,490
2009 debt issuance of $2.0 billion
Junior subordinated convertible debentures	August 2039	3.25%	1,103	1,088
2005 debt issuance of $1.6 billion
Junior subordinated convertible debentures	December 2035	2.95%	975	960
Long-term debt			22,707	13,195
Less: current portion of long-term debt			(2,602)	(1,088)
Less: debt issuance costs			(69)	(48)
Total long-term debt			$20,036	$12,059

[1]
To manage foreign currency risk associated with the Australian-dollar-denominated notes issued in 2015, we entered into currency interest rate swaps with an aggregate notional amount of $577 million, which effectively converted these notes to U.S.-dollar-denominated notes. For further discussion on our currency interest rate swaps, see "Note 6: Derivative Financial Instruments."

Senior Notes
During 2015, we issued a total of $9.5 billion aggregate principal amount of senior unsecured notes to fund a portion of the cash consideration for our acquisition of Altera. The acquisition of Altera closed on December 28, 2015, subsequent to our fiscal 2015 year-end. For more information on the closing of our Altera acquisition, see "Note 8: Acquisitions."
All of our senior notes pay a fixed rate of interest semiannually. A portion of our fixed coupon payments related to our senior notes have been swapped for floating rate coupon payments. For more information on our interest rate swaps, see "Note 6: Derivative Financial Instruments." We may redeem the notes prior to their maturity at our option at specified redemption prices and subject to certain restrictions. The notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Debentures
In 2009 and 2005, we issued junior subordinated convertible debentures due 2039 (2009 debentures) and 2035 (2005 debentures), respectively. Both the 2009 and 2005 debentures pay a fixed rate of interest semiannually.

	2009 Debentures	2005 Debentures
Annual stated coupon interest rate	3.25%	2.95%
Annual effective interest rate	7.20%	6.45%
The effective interest rate is based on the rate, at inception, for a similar instrument that does not have a conversion feature.
2009 Debentures. The 2009 debentures have a contingent interest component that requires us to pay interest based on certain thresholds or for certain events, commencing on August 1, 2019. After such date, if the 10-day average trading price of $1,000 principal amount of the bond immediately preceding any six-month interest period is less than or equal to $650 or greater than or equal to $1,500, we are required to pay contingent 0.25% or 0.50% annual interest, respectively. The fair value of the related contingent interest embedded derivative was $13 million as of December 26, 2015 ($8 million as of December 27, 2014).
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005 Debentures. The 2005 debentures have a contingent interest component that requires us to pay interest based on certain thresholds or for certain events. If the 10-day average trading price of $1,000 principal amount of the bond immediately preceding any six-month interest period is less than or equal to $800 or greater than or equal to $1,300, we are required to pay contingent 0.25% or 0.40% annual interest, respectively. As of December 26, 2015, we did not meet either contingent interest threshold. The fair value of the related contingent interest embedded derivative was $4 million as of December 26, 2015 ($4 million as of December 27, 2014).
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

	2009 Debentures		2005 Debentures
(In Millions, Except Per Share Amounts)	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014
Outstanding principal	$2,000	$2,000	$1,600	$1,600
Equity component (including temporary equity) carrying amount	$613	$613	$466	$466
Unamortized discount	$897	$912	$625	$640
Net debt carrying amount	$1,103	$1,088	$975	$960
Conversion rate (shares of common stock per $1,000 principal amount of debentures)	46.58	46.06	35.82	34.95
Effective conversion price (per share of common stock)	$21.47	$21.71	$27.92	$28.61
In the preceding table, the remaining amortization periods for the unamortized discounts for the 2009 and 2005 debentures are approximately 24 and 20 years, respectively, as of December 26, 2015.
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
During the fourth quarter of 2015, the closing stock price conversion right condition of the 2009 debentures continued to be met and the debentures will be convertible at the option of the holders during the first quarter of 2016. As a result, the $1.1 billion carrying amount of the 2009 debentures was classified as short-term debt on our consolidated balance sheet as of December 26, 2015 ($1.1 billion as of December 27, 2014). The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $897 million has been classified as temporary equity on our consolidated balance sheet as of December 26, 2015 ($912 million as of December 27, 2014). In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and the temporary equity would be reclassified to stockholders’ equity on our consolidated balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturities
Our aggregate debt maturities based on outstanding principal as of December 26, 2015, by year payable, were as follows:

(In Millions)
2016	$1,500
2017	3,000
2018	—
2019	181
2020	1,750
2021 and thereafter	17,845
Total	$24,276
In the preceding table, the 2009 debentures are classified based on their stated maturity date, regardless of their classification on the consolidated balance sheet.
Note 16: Retirement Benefit Plans
Retirement Contribution Plans
We provide tax-qualified retirement contribution plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Employees hired prior to January 1, 2011 are eligible for and receive discretionary employer contributions in the U.S. Intel Retirement Contribution Plan. Employees hired on or after January 1, 2011 receive discretionary employer contributions in the Intel 401(k) Savings Plan, which are participant-directed. Our Chief Executive Officer (CEO) determines the annual discretionary employer contribution amounts for the U.S. Intel Retirement Contribution Plan and the Intel 401(k) Savings Plan under delegation of authority from our Board of Directors, pursuant to the terms of the plans. Effective January 1, 2015, the U.S. Intel Retirement Contribution plan assets and future discretionary employer contributions are participant-directed.
For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employees to defer a portion of compensation in addition to their Intel 401(k) Savings Plan deferrals. This plan is unfunded.
We expensed $337 million for the qualified and non-qualified U.S. retirement contribution plans in 2015 ($286 million in 2014 and $298 million in 2013). In the first quarter of 2016, we funded $318 million for the 2015 contributions to the qualified U.S. retirement contribution plans.
Pension and Postretirement Benefit Plans
U.S. Pension Benefits. For employees hired prior to January 1, 2011, we provide a tax-qualified defined-benefit pension plan, the U.S. Intel Minimum Pension Plan, for eligible employees, former employees, and retirees in the U.S. Beginning on January 1, 2015, future benefit accruals in the U.S. Intel Minimum Pension Plan were frozen to all employees at or above a specific grade level, and generally covering all highly compensated employees in the plan. Starting in 2016, the impacted employees will receive discretionary employer contributions in the Intel 401(k) Savings Plan, instead of the Retirement Contribution plan. This change was contingent on receiving a favorable private letter ruling from the U.S. Internal Revenue Service (IRS), which we received in October 2014. As a result, our projected benefit obligation was reduced by $1.1 billion in 2014, most of which was also included as a change in actuarial valuation on the consolidated statements of comprehensive income.
The U.S. Intel Minimum Pension Plan benefit is determined by a participant’s years of service and final average compensation, as defined by the plan document. The plan generates a minimum pension benefit if the participants’ U.S. Intel Minimum Pension Plan benefit exceeds the annuitized value of their U.S. Intel Retirement Contribution Plan benefit. If participant balances in the U.S. Intel Retirement Contribution Plan do not grow sufficiently, the projected benefit obligation of the U.S. Intel Minimum Pension Plan could increase significantly. Consistent with applicable law, assets of the U.S. Intel Minimum Pension Plan are held in trust, solely for the benefit of plan participants, and are not available for general corporate purposes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Pension Benefits. We also provide defined-benefit pension plans in certain other countries, most significantly Ireland, Israel, and Germany. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation. The Ireland pension plan and one of our Germany pension plans were closed to employees hired on or after June 20, 2012 and January 1, 2014, respectively.
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
Funding Policy. Our practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements of applicable local laws and regulations. Additional funding may be provided as deemed appropriate. Funding for the U.S. postretirement medical benefits plan is discretionary under applicable laws and regulations, and is reviewed annually; additional funding may be provided as deemed appropriate. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets.
Benefit Obligation and Plan Assets
The vested benefit obligation for a defined benefit pension plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of separation or retirement. The changes in the projected benefit obligations and plan assets at the end of each period for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014
Beginning projected benefit obligation	$892	$1,137	$2,423	$1,695	$546	$509
Service cost	18	88	128	104	30	26
Interest cost	33	49	63	66	21	23
Actuarial (gain) loss	126	760	(250)	767	(21)	10
Currency exchange rate changes	—	—	(190)	(254)	—	—
Plan curtailments	—	(1,083)	—	—	—	—
Other	(79)	(59)	(34)	45	(16)	(22)
Ending projected benefit obligation	$990	$892	$2,140	$2,423	$560	$546

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014
Beginning fair value of plan assets	$623	$649	$1,017	$1,005	$427	$395
Actual return on plan assets	(4)	30	42	80	6	33
Employer contributions	90	—	72	73	1	—
Currency exchange rate changes	—	—	(66)	(114)	—	—
Other	(82)	(56)	(54)	(27)	(24)	(1)
Ending fair value of plan assets	$627	$623	$1,011	$1,017	$410	$427

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014
Other long-term assets	$—	$—	$15	$14	$—	$—
Other long-term liabilities	(363)	(269)	(1,144)	(1,420)	(150)	(119)
Accumulated other comprehensive loss (income), before tax	158	1	908	1,217	39	33
Net amount recognized	$(205)	$(268)	$(221)	$(189)	$(111)	$(86)
The amounts recorded in accumulated other comprehensive income (loss) before taxes at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014
Net prior service credit (cost)	$—	$—	$(12)	$(13)	$(43)	$(48)
Net actuarial gain (loss)	(158)	(1)	(896)	(1,204)	4	15
Accumulated other comprehensive income (loss), before tax	$(158)	$(1)	$(908)	$(1,217)	$(39)	$(33)
We use a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis. The period of amortization is the average remaining service of active participants who are expected to receive benefits under the plans.
As of December 26, 2015, the accumulated benefit obligation was $899 million for the U.S. Intel Minimum Pension Plan ($808 million as of December 27, 2014) and $1.6 billion for the non-U.S. defined-benefit pension plans ($1.7 billion as of December 27, 2014). Included in the aggregate data in the following tables are the amounts applicable to our pension plans with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$899	$808	$1,239	$1,344
Plan assets	$627	$623	$645	$616
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$990	$892	$2,079	$2,361
Plan assets	$627	$623	$934	$941
On a worldwide basis, our pension and postretirement benefit plans were 55% funded as of December 26, 2015. The U.S. Intel Minimum Pension Plan, which accounts for 27% of the worldwide pension and postretirement benefit obligations, was 63% funded. Funded status is not indicative of our ability to pay ongoing pension benefits or of our obligation to fund retirement trusts. Required pension funding for U.S. retirement plans is determined in accordance with the Employee Retirement Income Security Act (ERISA), which sets required minimum contributions. Cumulative company funding to the U.S. Intel Minimum Pension Plan currently exceeds the minimum ERISA funding requirements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions
Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014	Dec 26, 2015	Dec 27, 2014
Discount rate	4.0%	3.8%	3.1%	2.7%	4.1%	4.1%
Rate of compensation increase	3.7%	3.8%	3.8%	4.0%	n/a	n/a
Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			U.S. Postretirement Medical Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.8%	4.6%	3.9%	2.8%	4.0%	4.2%	3.9%	4.6%	4.2%
Expected long-term rate of return on plan assets	6.1%	5.4%	4.5%	5.7%	5.7%	5.2%	7.4%	7.4%	7.7%
Rate of compensation increase	3.8%	3.8%	4.1%	4.0%	4.1%	4.3%	n/a	n/a	n/a
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
Net Periodic Benefit Cost
In 2015, the net periodic benefit cost for U.S. pension benefits, non-U.S. pension benefits, and U.S. postretirement medical benefits was $26 million ($36 million in 2014 and $230 million in 2013), $198 million ($165 million in 2014 and $116 million in 2013) and $26 million ($17 million in 2014 and $77 million in 2013), respectively.
The decrease in the U.S. net periodic pension benefit cost in 2014 compared to 2013 is primarily attributed to the one-time curtailment gain related to the freeze of future benefit accruals and lower recognized net actuarial losses.
U.S. Pension Plan Assets
In general, the investment strategy for U.S. Intel Minimum Pension Plan assets is to maximize risk-adjusted returns, taking into consideration the investment horizon and expected volatility to help ensure that there are sufficient assets available to pay pension benefits as they come due. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which were 55% for equity investments and 45% for fixed-income investments in 2015. For 2016, the expected long-term rate of return for the U.S. Intel Minimum Pension Plan assets is 5.6%.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Intel Minimum Pension Plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period:

	December 26, 2015				Dec 27, 2014
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Total
Equity securities	$54	$314	$—	$368	$347
Fixed income	16	201	38	255	254
Other investments	4	—	—	4	20
Total assets measured at fair value	$74	$515	$38	$627	$621
Cash				—	2
Total U.S. pension plan assets at fair value				$627	$623
A substantial majority of the fixed income investments in the preceding table are asset-backed securities, corporate debt, and government debt. Government debt includes instruments such as non-U.S. government securities, U.S. agency securities, and U.S. treasury securities.
Non-U.S. Plan Assets
The investments of the non-U.S. plans are managed by insurance companies, pension funds, or third-party trustees, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have discretion to set investment guidelines, the assets are invested in developed country equity investments and fixed-income investments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities to reduce market risk and to help ensure that the pension assets are available to pay benefits as they come due. The target allocation of the non-U.S. plan assets that we have control over is 50% equity investments and 50% fixed-income investments. For 2016, the average expected long-term rate of return for the non-U.S. plan assets is 5.3%.
Non-U.S. plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period:

	December 26, 2015				Dec 27, 2014
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Total
Equity securities	$274	$56	$15	$345	$521
Fixed income	—	610	34	644	476
Total assets measured at fair value	$274	$666	$49	$989	$997
Cash				22	20
Total non-U.S. plan assets at fair value				$1,011	$1,017
Substantially all of the equity investments in the preceding table are invested in a diversified mix of equities of developed countries, including the U.S., and emerging markets throughout the world.
The majority of the fixed income investments in the preceding table are investments held by insurance companies and insurance contracts that are managed by qualified insurance companies. We do not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 33% of total non-U.S. plan assets as of December 26, 2015 (35% as of December 27, 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Postretirement Medical Plan Assets
In general, the investment strategy for U.S. postretirement medical benefits plan assets is to invest primarily in liquid assets, due to the level of expected future benefit payments. The assets are invested solely in a tax-aware global equity portfolio, which is actively managed by an external investment manager. The tax-aware global equity portfolio is composed of a diversified mix of equities in developed countries, including the U.S., and emerging markets throughout the world. For 2016, the expected long-term rate of return for the U.S. postretirement medical benefits plan assets is 7%. As of December 26, 2015, substantially all of the U.S. postretirement medical benefits plan assets were invested in exchange-traded equity securities and were measured at fair value using Level 1 inputs.
Concentrations of Risk
We manage a variety of risks, including credit, liquidity, and market risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the aforementioned risks that unnecessarily increases the exposure to a loss of plan assets. We monitor exposure to such risks in both the U.S. and non-U.S. plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of counterparties, instruments, and markets. As of December 26, 2015, we did not have concentrations of risk in any single entity, manager, counterparty, sector, industry, or country.
Funding Expectations
Under applicable law for the U.S. Intel Minimum Pension Plan, we are required to contribute a minimum of approximately $10 million during 2016. Our expected required funding for the non-U.S. plans during 2016 is approximately $58 million.
Estimated Future Benefit Payments
Estimated benefit payments over the next 10 fiscal years are as follows:

(In Millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	U.S. Postretirement Medical Benefits
2016	$57	$26	$19
2017	$61	$28	$21
2018	$69	$31	$24
2019	$70	$34	$27
2020	$70	$37	$31
2021-2025	$362	$251	$214

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Commitments
A portion of our capital equipment and certain facilities are under operating leases that expire at various dates through 2030. Additionally, portions of our real property are under leases that expire at various dates through 2062. Rental expense was $253 million in 2015 ($257 million in 2014 and $270 million in 2013).
Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 26, 2015:

(In Millions)
2016	$234
2017	209
2018	167
2019	144
2020	120
2021 and thereafter	326
Total	$1,200
Commitments for construction or purchase of property, plant and equipment totaled $5.7 billion as of December 26, 2015 ($3.5 billion as of December 27, 2014), a majority of which will be due within the next 12 months. Other purchase obligations and commitments totaled approximately $4.0 billion as of December 26, 2015 (approximately $2.5 billion as of December 27, 2014). Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. Funding obligations include agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron and IMFT. For further information on these contractual commitments, see "Note 5: Cash and Investments."
During 2012, we entered into a series of agreements with ASML Holding N.V. (ASML) intended to accelerate the development of extreme ultraviolet lithography projects and deep ultraviolet immersion lithography projects, including generic developments applicable to both 300mm and 450mm. Certain of these agreements were amended in 2014. Under the amended agreements, Intel agreed to provide R&D funding totaling €829 million over five years and committed to advance purchase orders for a specified number of tools from ASML. Our remaining obligation, contingent upon ASML achieving certain milestones, is approximately €367 million, or $403 million, as of December 26, 2015. As our obligation is contingent upon ASML achieving certain milestones, we have excluded this obligation from other purchase obligations and commitments.
Note 18: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2015, stockholders approved an extension of the expiration date of the 2006 Equity Incentive Plan (the 2006 Plan) to June 2018 and approved an additional 34 million shares for issuance. Under the 2006 Plan, 753 million shares of common stock are available for issuance as equity awards to employees and non-employee directors through June 2018. As of December 26, 2015, 258.4 million shares of common stock remained available for issuance under the 2006 Plan.
Going forward, we may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once they are assumed, we do not grant additional shares of common stock under those plans. The stock options and RSUs assumed generally retain their terms and conditions as they were originally granted.
We grant restricted stock units with both a market condition and a service condition (market-based restricted stock units), referred to in our 2015 Proxy Statement as outperformance stock units (OSUs), to a group of senior officers, employees, and non-employee directors. For OSUs granted in 2015, the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target amount, based on total stockholder return (TSR) on our common stock measured against the benchmark TSR of a peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of December 26, 2015, 4.7 million OSUs were outstanding. These OSUs accrue dividend equivalents and generally vest three years and one month from the grant date. RSU and option awards generally vest over four years from the grant date. Stock options generally expire seven years from the date of grant.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2015, stockholders approved an extension of the expiration date of the 2006 Stock Purchase Plan to August 2021. The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 373 million shares of common stock are available for issuance through August 2021. As of December 26, 2015, 181.3 million shares of common stock were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
Share-based compensation recognized in 2015 was $1.3 billion ($1.1 billion in 2014 and $1.1 billion in 2013).
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
The total share-based compensation cost capitalized as part of inventory as of December 26, 2015 was $49 million ($39 million as of December 27, 2014 and $38 million as of December 28, 2013). During 2015, the tax benefit that we realized for the tax deduction from share-based awards totaled $533 million ($555 million in 2014 and $385 million in 2013).
We estimate the fair value of RSUs with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our shares of common stock prior to vesting. We estimate the fair value of OSUs using a Monte Carlo simulation model on the date of grant. We based the weighted average estimated value of RSU grants, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Estimated values	$31.63	$25.40	$21.45
Risk-free interest rate	0.6%	0.5%	0.2%
Dividend yield	2.9%	3.3%	3.8%
Volatility	27%	23%	25%
We use the Black-Scholes option pricing model to estimate the fair value of options granted under the 2006 Plan and rights to acquire shares of common stock granted under the 2006 Stock Purchase Plan. No options were granted in 2015. We based the weighted average estimated value of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	Stock Options			Stock Purchase Plan
	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Estimated values	n/a	$3.61	$3.11	$6.56	$5.87	$4.52
Expected life (in years)	n/a	5.1	5.2	0.5	0.5	0.5
Risk-free interest rate	n/a	1.7%	0.8%	0.1%	0.1%	0.1%
Dividend yield	n/a	3.6%	3.9%	3.1%	3.2%	4.0%
Volatility	n/a	23%	25%	25%	22%	22%
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Awards
Restricted stock unit activity for each period was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 29, 2012	109.3	$22.03
Granted	53.4	$21.45
Vested	(44.5)	$20.21
Forfeited	(4.9)	$22.06
December 28, 2013	113.3	$22.47
Granted	57.2	$25.40
Vested	(42.5)	$22.33
Forfeited	(8.6)	$22.94
December 27, 2014	119.4	$23.89
Granted	42.4	$31.63
Vested	(46.6)	$23.61
Forfeited	(7.8)	$25.76
December 26, 2015	107.4	$26.93
Expected to vest as of December 26, 2015	102.5	$26.93
The aggregate fair value of awards that vested in 2015 was $1.5 billion ($1.1 billion in 2014 and $1.0 billion in 2013), which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in 2015 was $1.1 billion ($949 million in 2014 and $899 million in 2013). The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
As of December 26, 2015, there was $1.8 billion in unrecognized compensation costs related to RSUs granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.2 years.
Stock Option Awards
As of December 26, 2015, options outstanding that have vested and are expected to vest were as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)
Vested	43.8	$21.07	1.8	$609
Expected to vest	9.6	$24.07	4.1	$104
Total	53.4	$21.61	2.2	$713
Aggregate intrinsic value represents the difference between the exercise price and $34.98, the closing price of our common stock on December 24, 2015, as reported on The NASDAQ Global Select Market, for all in-the-money options outstanding. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Options with a fair value of $42 million completed vesting in 2015 ($68 million in 2014 and $186 million in 2013). As of December 26, 2015, there was $13 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of approximately eight months.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity for each period was as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price
December 29, 2012	202.8	$20.20
Granted	20.1	$22.99
Exercised	(65.0)	$18.76
Cancelled and forfeited	(3.0)	$22.58
Expired	(1.9)	$22.56
December 28, 2013	153.0	$21.10
Granted	0.6	$25.34
Exercised	(63.7)	$19.87
Cancelled and forfeited	(2.7)	$23.70
Expired	(9.9)	$27.00
December 27, 2014	77.3	$21.30
Granted	—	$—
Exercised	(21.9)	$20.34
Cancelled and forfeited	(1.1)	$23.23
Expired	(0.1)	$20.87
December 26, 2015	54.2	$21.65
Options exercisable as of:
December 28, 2013	111.5	$20.25
December 27, 2014	54.7	$20.29
December 26, 2015	43.8	$21.07
The aggregate intrinsic value of stock option exercises in 2015 was $284 million ($611 million in 2014 and $265 million in 2013), which represents the difference between the exercise price and the value of our common stock at the time of exercise. No stock options were granted during 2015.
As of December 26, 2015, outstanding options and exercisable options information, by range of exercise prices, was as follows:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares (In Millions)	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Millions)	Weighted Average Exercise Price
$1.82	-	$15.00	0.4	2.9	$11.70	0.4	$11.70
$15.01	-	$20.00	21.7	0.8	$18.48	21.7	$18.48
$20.01	-	$25.00	24.7	3.1	$22.92	16.9	$22.86
$25.01	-	$27.42	7.4	3.3	$27.15	4.8	$27.23
Total			54.2	2.2	$21.65	43.8	$21.07
These options will expire if they are not exercised by specific dates through April 2021. Option exercise prices for options exercised during the three-year period ended December 26, 2015 ranged from $1.12 to $27.42.
Stock Purchase Plan
Approximately 77% of our employees were participating in our 2006 Stock Purchase Plan as of December 26, 2015 (76% in 2014 and 76% in 2013). Employees purchased 15.8 million shares of common stock in 2015 for $421 million under the 2006 Stock Purchase Plan (19.4 million shares of common stock for $393 million in 2014 and 20.5 million shares of common stock for $369 million in 2013). As of December 26, 2015, unrecognized share-based compensation costs related to rights to acquire shares of common stock under our stock purchase plan totaled $14 million. We expect to recognize those costs over a period of approximately two months.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of December 26, 2015, $9.4 billion remained available for repurchase under the existing repurchase authorization limit.
During 2015, we repurchased 95.7 million shares of common stock at a cost of $3.0 billion (332.4 million shares of common stock at a cost of $10.8 billion in 2014 and 94.1 million shares of common stock at a cost of $2.1 billion in 2013). We have repurchased 4.8 billion shares of common stock at a cost of $104.9 billion since the program began in 1990.
Restricted Stock Unit Withholdings
We grant RSUs pursuant to the 2006 Plan. For the majority of RSUs granted, the number of shares of common stock issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During 2015, we withheld 13.5 million shares of common stock to satisfy $442 million (12.0 million shares of common stock to satisfy $332 million in 2014 and 13.1 million shares of common stock to satisfy $293 million in 2013) of employees’ tax obligations.
Note 20: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Share of equity method investee losses, net	$(95)	$(69)	$(69)
Impairments	(185)	(146)	(123)
Gains on sales, net	145	422	515
Dividends	52	57	46
Other, net	398	147	102
Total gains (losses) on equity investments, net	$315	$411	$471
The substantial majority of other, net for 2015 resulted from gains on third-party merger transactions, and the majority of gains on sales, net for 2014 resulted from gains on private equity sales.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21: Interest and Other, Net
The components of interest and other, net for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Interest income	$124	$141	$104
Interest expense	(337)	(192)	(244)
Other, net	108	94	(11)
Total interest and other, net	$(105)	$43	$(151)
Interest expense in the preceding table is net of $258 million of interest capitalized in 2015 ($276 million in 2014 and $246 million in 2013).
During 2015, we recognized an interest and other, net loss primarily due to higher interest expense, which includes the 2015 issuances of our $9.5 billion aggregate principal amount of senior unsecured notes. For further information on these transactions, see "Note 15: Borrowings." This was partially offset by divestiture gains recognized in 2015. For further information on these transactions, see "Note 9: Divestitures."
During 2014, we completed the divestiture of our Intel Media assets. As a result of the transaction, we recognized a gain within "other, net" in the preceding table. For further information, see "Note 9: Divestitures."
Note 22: Earnings Per Share
We computed our basic and diluted earnings per share of common stock for each period as follows:

Years Ended (In Millions, Except Per Share Amounts)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Net income available to common stockholders	$11,420	$11,704	$9,620
Weighted average shares of common stock outstanding—basic	4,742	4,901	4,970
Dilutive effect of employee equity incentive plans	64	75	68
Dilutive effect of convertible debt	88	80	59
Weighted average shares of common stock outstanding—diluted	4,894	5,056	5,097
Basic earnings per share of common stock	$2.41	$2.39	$1.94
Diluted earnings per share of common stock	$2.33	$2.31	$1.89
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
Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive shares of common stock for our 2005 debentures are determined by applying the if-converted method. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive shares of common stock are determined by applying the treasury stock method. For further discussion on the specific conversion features of our 2005 and 2009 debentures, see "Note 15: Borrowings."
In 2015, we excluded on average 2 million outstanding stock options and RSUs from the computation of diluted earnings per share of common stock because these shares of common stock would have been anti-dilutive (10 million in 2014 and 55 million in 2013). These options could potentially be included in the diluted earnings per share of common stock calculation in the future if the average market value of the shares of common stock increases and is greater than the exercise price of these options.
In all years presented, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23: Income Taxes
Income Tax Provision
Income before taxes and the provision for taxes consisted of the following:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Income before taxes:
U.S.	$8,800	$11,565	$9,374
Non-U.S.	5,412	4,236	3,237
Total income before taxes	14,212	15,801	12,611
Provision for taxes:
Current:
Federal	2,828	3,374	2,730
State	40	38	68
Non-U.S.	842	969	716
Total current provision for taxes	3,710	4,381	3,514
Deferred:
Federal	(862)	(263)	(412)
Other	(56)	(21)	(111)
Total deferred provision for taxes	(918)	(284)	(523)
Total provision for taxes	$2,792	$4,097	$2,991
Effective tax rate	19.6%	25.9%	23.7%
The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) for each period was as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(7.9)	(6.1)	(5.8)
Settlements, effective settlements, and related remeasurements	(2.9)	—	—
Domestic manufacturing deduction benefit	(2.0)	(2.1)	(2.1)
Research and development tax credits	(1.7)	(1.7)	(3.5)
Other	(0.9)	0.8	0.1
Effective tax rate	19.6%	25.9%	23.7%
Most of the decrease in our effective tax rate in 2015 compared to 2014 was driven by one-time items, a higher proportion of our income from lower taxed jurisdictions, and our decision to indefinitely reinvest certain prior years’ non-U.S. earnings positively impacted our effective income tax rate.
A substantial majority of the increase in our effective tax rate between 2014 and 2013 was driven by the reenacted U.S. R&D tax credit in 2013 containing two years' worth of R&D tax credits. The U.S. R&D tax credit was reenacted in the fourth quarter of 2014 retroactive for the full year. It was also reenacted in the first quarter of 2013 retroactive to the beginning of 2012.
Income in certain non-U.S. countries is fully exempt from income taxes for a limited period of time due to eligible activities and certain capital investment actions. These full tax exemptions expire at various dates through 2023; however, the exemptions in certain countries are eligible for renewal.
In 2015, the tax benefit attributable to tax holidays was $85 million ($166 million for 2014 and $213 million for 2013) with a $0.02 impact on diluted earnings per share ($0.03 for 2014 and $0.04 for 2013).
During 2015, net income tax benefits attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $172 million (net benefits of $103 million in 2014 and net benefits of $3 million in 2013).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred and Current Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at the end of each period were as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014
Deferred tax assets:
Accrued compensation and other benefits	$931	$982
Share-based compensation	424	438
Deferred income	694	691
Inventory	598	339
State credits and net operating losses	613	519
Other, net	760	715
Gross deferred tax assets	4,020	3,684
Valuation allowance	(701)	(595)
Total deferred tax assets	3,319	3,089
Deferred tax liabilities:
Property, plant and equipment	(505)	(1,171)
Licenses and intangibles	(563)	(576)
Convertible debt	(1,042)	(977)
Unrealized gains on investments and derivatives	(717)	(1,017)
Investment in non-U.S. subsidiaries	(37)	(252)
Other, net	(358)	(291)
Total deferred tax liabilities	(3,222)	(4,284)
Net deferred tax assets (liabilities)	97	(1,195)

Reported as:
Current deferred tax assets	2,036	1,958
Non-current deferred tax assets	600	622
Non-current deferred tax liabilities	(2,539)	(3,775)
Net deferred tax assets (liabilities)	$97	$(1,195)
Non-current deferred tax assets are included within other long-term assets on the consolidated balance sheets.
The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 26, 2015 included allowances related to unrealized state credit carryforwards of $607 million and matters related to our non-U.S. subsidiaries of $94 million.
As of December 26, 2015, our federal, state, and non-U.S. net operating loss carryforwards for income tax purposes were $171 million, $101 million, and $384 million, respectively. A majority of the non-U.S. net operating loss carryforwards have no expiration date. The remaining non-U.S., as well as the U.S. federal and state net operating loss carryforwards, expire at various dates through 2035. A significant amount of the net operating loss carryforwards in the U.S. relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. The non-U.S. net operating loss carryforwards include $218 million that is not likely to be recovered and has been reduced by a valuation allowance.
As of December 26, 2015, we had not recognized U.S. deferred income taxes on a cumulative total of $26.9 billion of undistributed earnings for certain non-U.S. subsidiaries and $1.8 billion of other basis differences of our investments in certain non-U.S. subsidiaries, primarily related to McAfee. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings and other basis differences in operations outside the U.S.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current income taxes receivable of $468 million as of December 26, 2015 ($79 million as of December 27, 2014) is included in other current assets. Current income taxes payable of $272 million as of December 26, 2015 ($443 million as of December 27, 2014) is included in other accrued liabilities.
Long-term income taxes payable of $114 million as of December 26, 2015 ($262 million as of December 27, 2014) is included in other long-term liabilities, which includes uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.
Uncertain Tax Positions
The aggregate changes in the balance of gross unrecognized tax benefits for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Beginning gross unrecognized tax benefits	$577	$207	$189
Settlements and effective settlements with tax authorities and related remeasurements	(452)	(220)	(2)
Increases in balances related to tax positions taken during prior periods	4	173	21
Decreases in balances related to tax positions taken during prior periods	(34)	(1)	(9)
Increases in balances related to tax positions taken during current period	6	418	8
Ending gross unrecognized tax benefits	$101	$577	$207
The related tax benefit for settlements, effective settlements, and remeasurements is $419 million for 2015 (insignificant in 2014 and 2013).
If the remaining balance of $101 million of unrecognized tax benefits as of December 26, 2015 ($577 million as of December 27, 2014) were recognized in a future period, it would result in a tax benefit of $32 million ($485 million as of December 27, 2014) and a reduction in the effective tax rate.
During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. Interest and penalties related to unrecognized tax benefits were insignificant in 2015 ($21 million in 2014 and insignificant in 2013). As of December 26, 2015, we had $34 million of accrued interest and penalties related to unrecognized tax benefits ($44 million as of December 27, 2014).
Our tax policy is to comply with the laws, regulations, and filing requirements of all jurisdictions in which we conduct business. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, the estimated impact of income tax expense and net income is not expected to be significant.
We file federal, state, and non-U.S. tax returns. For state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 2002. For federal tax returns, we are no longer subject to tax examination for years prior to 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24: Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) and related tax effects for each period were as follows:

	December 26, 2015			December 27, 2014			December 28, 2013
Years Ended (In Millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Change in unrealized holding gains (losses) on available-for-sale investments	$(999)	$350	$(649)	$1,029	$(359)	$670	$1,963	$(687)	$1,276
Less: adjustment for (gains) losses on available-for-sale investments included in net income	(93)	32	(61)	(142)	49	(93)	(146)	51	(95)
Less: adjustment for (gains) losses on deferred tax asset valuation allowance included in net income	—	(18)	(18)	—	(41)	(41)	—	(26)	(26)
Change in unrealized holding gains (losses) on derivatives	(298)	93	(205)	(589)	160	(429)	(166)	76	(90)
Less: adjustment for (gains) losses on derivatives included in net income	522	(160)	362	13	(11)	2	30	(29)	1
Change in net prior service (costs) credits	(2)	1	(1)	(42)	5	(37)	17	(2)	15
Less: adjustment for amortization of net prior service costs (credits)	10	(2)	8	6	(2)	4	4	(1)	3
Change in actuarial gains (losses)	73	7	80	(433)	3	(430)	725	(275)	450
Less: adjustment for amortization of actuarial (gains) losses	67	(19)	48	37	(9)	28	101	(31)	70
Change in net foreign currency translation adjustment	(187)	17	(170)	(275)	24	(251)	45	(7)	38
Other comprehensive income (loss)	$(907)	$301	$(606)	$(396)	$(181)	$(577)	$2,573	$(931)	$1,642
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 28, 2013	$1,882	$67	$4	$(14)	$(602)	$(94)	$1,243
Other comprehensive income (loss) before reclassifications	1,029	—	(589)	(42)	(433)	(275)	(310)
Amounts reclassified out of accumulated other comprehensive income (loss)	(142)	—	13	6	37	—	(86)
Tax effects	(310)	(41)	149	3	(6)	24	(181)
Other comprehensive income (loss)	577	(41)	(427)	(33)	(402)	(251)	(577)
December 27, 2014	2,459	26	(423)	(47)	(1,004)	(345)	666
Other comprehensive income (loss) before reclassifications	(999)	—	(298)	(2)	73	(187)	(1,413)
Amounts reclassified out of accumulated other comprehensive income (loss)	(93)	—	522	10	67	—	506
Tax effects	382	(18)	(67)	(1)	(12)	17	301
Other comprehensive income (loss)	(710)	(18)	157	7	128	(170)	(606)
December 26, 2015	$1,749	$8	$(266)	$(40)	$(876)	$(515)	$60

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact for Years Ended (In Millions)
Comprehensive Income Components	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$2	$10	$8	Interest and other, net
	91	132	138	Gains (losses) on equity investments, net
	93	142	146
Unrealized holding gains (losses) on derivatives:
Currency forwards	(290)	(31)	(61)	Cost of Sales
	(177)	18	30	Research and development
	(46)	2	—	Marketing, general and administrative
Other instruments	—	(2)	1	Cost of Sales
	(9)	—	—	Interest and other, net
	(522)	(13)	(30)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(10)	(6)	(4)
Actuarial gains (losses)	(67)	(37)	(101)
	(77)	(43)	(105)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(506)	$86	$11
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see "Note 16: Retirement Benefit Plans." The estimated net prior service costs and net actuarial losses for the defined-benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2016 are $7 million and $42 million, respectively.
We estimate that we will reclassify approximately $185 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
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
In 2001, the European Commission (EC) commenced an investigation regarding claims by Advanced Micro Devices, Inc. (AMD) that we used unfair business practices to persuade customers to buy our microprocessors. We received numerous requests for information and documents from the EC and we responded to each of those requests. The EC issued a Statement of Objections in July 2007 and held a hearing on that Statement in March 2008. The EC issued a Supplemental Statement of Objections in July 2008. In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged "conditional rebates and payments" that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged "payments to prevent sales of specific rival products." The EC imposed a fine in the amount of €1.1 billion ($1.4 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and ordered us to "immediately bring to an end the infringement referred to in" the EC decision.
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. On November 11, 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice is likely to hold oral argument and issue its decision in 2016.
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
All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions moved for class certification, which we are in the process of opposing. At our request, the court in the California actions agreed to delay ruling on this motion until after the Delaware district court ruled on the similar motion in the MDL proceedings. The plaintiffs asked the court for leave to retain a new expert and to amend their previous motion for class certification. The court granted plaintiffs’ request in February 2015 and the hearing on plaintiffs’ amended class certification motion took place in January 2016; we are awaiting the court's decision. Given the procedural posture and the nature of these cases, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.
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
In January 2015, Intel, Adobe, Apple, and Google reached a second agreement with plaintiffs to settle this lawsuit, which the court preliminarily approved in March 2015. The court held a final fairness hearing in July 2015, and in September 2015, gave its final approval of the settlement and entered final judgment in the lawsuit. We made our settlement payment in October 2015, which we accrued for in our operating expenses for 2014. Although we disputed the plaintiffs’ claims, we agreed to settle the lawsuit to avoid the uncertainties, expenses, and diversion of resources from continued litigation.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In re Intel Corporation Shareholder Derivative Litigation regarding High Tech Employee Antitrust Litigation
In March 2014, the Police Retirement System of St. Louis (PRSSL) filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, certain current and former members of our Board of Directors and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, alleged antitrust violations, which were alleged in In re High Tech Employee Antitrust Litigation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In August 2015, the court granted our motion to dismiss the consolidated complaint. The plaintiffs thereafter filed a motion for reconsideration and a motion for new trial, both of which the court denied in October 2015. In November 2015, plaintiffs PRSSL and Templeton appealed the court's decision.
In June 2015, the International Brotherhood of Electrical Workers (IBEW) filed a shareholder derivative action in the Chancery Court in Delaware against Intel, certain current and former members of our Board of Directors, and a current officer. The lawsuit makes allegations that are substantially similar to those in the California shareholder derivative litigation described above, but contain additional allegations regarding breach of the duty of disclosure surrounding the In re High Tech Employee Antitrust Litigation and that the Intel 2013 and 2014 proxy statements were false and misleading in that they misrepresented the effectiveness of the Board’s oversight of compliance issues at Intel and the Board’s compliance with Intel’s Code of Conduct and Board of Director Guidelines on Significant Corporate Governance Issues. In October 2015, the court stayed the IBEW lawsuit for six months pending further developments in the California case.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our operating segments in effect as of December 26, 2015 included:

• Client Computing Group	• All other
• Data Center Group	• Non-Volatile Memory Solutions Group
• Internet of Things Group	• New Devices Group
• Software and services operating segments
• Intel Security Group
• Software and Services Group
During the first quarter of 2015, we combined the PC Client Group and Mobile and Communications Group to create the Client Computing Group (CCG). This change in our organizational structure reflects our strategy to address all aspects of the client computing market segment and utilize our intellectual property to offer compelling customer solutions for a wide range of end-user devices. All prior-period amounts have been retrospectively adjusted to reflect the way we internally manage and monitor segment performance starting in fiscal year 2015, and include other minor reorganizations. Additionally, in the fourth quarter of 2015 we renamed the McAfee operating segment as the Intel Security Group.
The Chief Operating Decision Maker (CODM) is our CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
We manage our business activities primarily based on a product segmentation basis. CCG and the Data Center Group (DCG) are our reportable operating segments. The Internet of Things Group and the aggregated "software and services operating segments," as shown in the preceding operating segment list, do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. Our Non-Volatile Memory Solutions Group (NSG) and New Devices Group operating segments do not meet the quantitative thresholds to qualify as reportable segments and their combined results are included within the "all other" category.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•
Client Computing Group. Includes platforms designed for notebooks (including Ultrabook devices), 2 in 1 systems, desktops (including all-in-ones and high-end enthusiast PCs), tablets, phones, wireless and wired connectivity products, and mobile communication components.

•	Data Center Group. Includes platforms designed for the enterprise, cloud, communications infrastructure, and technical computing segments.

•
Internet of Things Group. Includes platforms designed for Internet of Things market segments, including retail, transportation, industrial, and buildings and home use, along with a broad range of other market segments.

•
Software and services operating segments. Includes software products designed to deliver innovative solutions that secure computers, mobile devices, and networks, and software products and services that promote Intel architecture as the platform of choice for software development.

We have sales and marketing, manufacturing, engineering, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the following operating results.
The "all other" category includes revenue and expenses such as:

•	results of operations from our NSG and New Devices Group;

•	amounts included within restructuring and asset impairment charges;

•	a portion of employee benefits, compensation, and other expenses not allocated to the operating segments;

•	divested businesses for which discrete operating results are not regularly reviewed by our CODM;

•	results of operations of start-up businesses that support our initiatives, including our foundry business; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenue and operating income (loss) for each period were as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
Net revenue:
Client Computing Group
Platform	$30,654	$33,210	$32,385
Other	1,565	1,662	2,260
	32,219	34,872	34,645
Data Center Group
Platform	14,882	13,366	11,219
Other	1,095	1,021	944
	15,977	14,387	12,163
Internet of Things
Platform	1,976	1,814	1,485
Other	322	328	316
	2,298	2,142	1,801
Software and services operating segments	2,167	2,216	2,188
All other	2,694	2,253	1,911
Total net revenue	$55,355	$55,870	$52,708

Operating income (loss):
Client Computing Group	$8,165	$10,323	$8,708
Data Center Group	7,844	7,390	5,456
Internet of Things Group	515	583	532
Software and services operating segments	210	81	57
All other	(2,732)	(3,030)	(2,462)
Total operating income	$14,002	$15,347	$12,291
Hewlett-Packard Company, our largest customer in 2014, separated into HP Inc. and Hewlett Packard Enterprise Company on November 1, 2015. These entities collectively accounted for 18% of our net revenue in 2015 (18% in 2014 and 17% in 2013). Dell Inc. accounted for 15% of our net revenue (16% in 2014 and 15% in 2013), and Lenovo Group Limited accounted for 13% of our net revenue (12% in 2014 and 12% in 2013). A majority of the revenue from these customers was from the sale of platforms and other components by the CCG and DCG operating segments.
Net revenue by country as presented below is based on the billing location of the customer. Revenue from unaffiliated customers for each period was as follows:

Years Ended (In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
China (including Hong Kong)	$11,679	$11,197	$9,890
Singapore	11,544	11,573	10,997
United States	11,121	9,828	9,091
Taiwan	10,661	8,955	8,888
Other countries	10,350	14,317	13,842
Total net revenue	$55,355	$55,870	$52,708
Revenue from unaffiliated customers outside the U.S. totaled $44.2 billion in 2015 ($46.0 billion in 2014 and $43.6 billion in 2013).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net property, plant and equipment by country at the end of each period was as follows:

(In Millions)	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013
United States	$22,611	$24,020	$23,624
Ireland	5,789	5,433	2,986
Israel	1,661	1,957	2,667
Other countries	1,797	1,828	2,151
Total property, plant and equipment, net	$31,858	$33,238	$31,428
Net property, plant and equipment outside the U.S. totaled $9.2 billion as of December 26, 2015 ($9.2 billion as of December 27, 2014 and $7.8 billion as of December 28, 2013).

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2015 for Quarter Ended (In Millions, Except Per Share Amounts)	December 26	September 26	June 27	March 28
Net revenue	$14,914	$14,465	$13,195	$12,781
Gross margin	$9,590	$9,111	$8,248	$7,730
Net income	$3,613	$3,109	$2,706	$1,992
Basic earnings per share of common stock	$0.77	$0.65	$0.57	$0.42
Diluted earnings per share of common stock	$0.74	$0.64	$0.55	$0.41
Dividends per share of common stock:
Declared	$—	$0.4800	$—	$0.4800
Paid	$0.2400	$0.2400	$0.2400	$0.2400
Market price range common stock[1]:
High	$35.30	$30.56	$34.46	$37.18
Low	$28.76	$25.87	$30.81	$29.89

2014 for Quarter Ended (In Millions, Except Per Share Amounts)	December 27	September 27	June 28	March 29
Net revenue	$14,721	$14,554	$13,831	$12,764
Gross margin	$9,621	$9,458	$8,917	$7,613
Net income	$3,661	$3,317	$2,796	$1,930
Basic earnings per share of common stock	$0.77	$0.68	$0.56	$0.39
Diluted earnings per share of common stock	$0.74	$0.66	$0.55	$0.38
Dividends per share of common stock:
Declared	$—	$0.4500	$—	$0.4500
Paid	$0.2250	$0.2250	$0.2250	$0.2250
Market price range common stock[1]:
High	$37.67	$35.33	$30.93	$26.67
Low	$30.85	$30.79	$25.81	$23.52

[1]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market. All stock prices are closing prices per The NASDAQ Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 26, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed our internal control over financial reporting as of December 26, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in our 2016 Proxy Statement regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2016 Proxy Statement is incorporated by reference in this section.
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
The full text of the Code is published on our corporate website at www.intel.com/governance. We intend to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
The information appearing in our 2016 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," and "Executive Compensation" is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our 2016 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this section.
Equity Compensation Plan Information
Information as of December 26, 2015, regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares of common stock in millions):

Plan Category	(A) Number of Shares to Be Issued Upon Exercise of Outstanding Options and Rights		(B) Weighted Average Exercise Price of Outstanding Options ($)¹	(C) Number of Shares Remaining Available for Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column A)
2006 Equity Incentive Plan				253.7	[3]
2006 Stock Purchase Plan				181.3
Equity incentive plans approved by stockholders	165.4	[2]	$21.75	435.0
Equity incentive plans not approved by stockholders	0.9	[4]	$15.98	—
Total	166.3		$21.65	435.0

[1]	The weighted average exercise price does not take into account the shares of common stock issuable upon outstanding RSUs vesting, which have no exercise price.

[2]
Includes 112.1 million shares of common stock granted under the 2006 Equity Incentive Plan that are issuable upon RSUs vesting, including a maximum of 9.4 million shares of common stock that could be issued at the end of the requisite period for outstanding OSUs. The remaining balance consists of outstanding stock option grants.

[3]
Assumes shares will be issued at the maximum vesting amount for outstanding OSUs. This number reflects a difference from the number of RSUs reported in "Note 18: Employee Equity Incentive Plans" to the financial statements in Part II, Item 8 of this Form 10-K. If it is assumed that shares of common stock will be issued at the target vesting amount for outstanding OSUs, an additional 4.7 million shares of common stock would be included in the shares of common stock available for future issuance amount for a total of 258.4 million shares. All available shares may be granted as RSUs, OSUs, or options.

[4]	Shares issuable under outstanding options which were originally granted under plans that we assumed in connection with acquisitions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in our 2016 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our 2016 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm" is incorporated by reference in this section.

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
Intel, the Intel logo, Intel Atom, Celeron, Celeron Inside, Intel Core, Intel Inside, the Intel Inside logo, Itanium, Pentium, Pentium Inside, Quark, Intel RealSense, True Key, Thunderbolt, Xeon, Intel Xeon Phi, 3D XPoint, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.
McAfee is a trademark of McAfee, Inc. in the U.S. and/or other countries.
The Bluetooth® word mark is a registered trademark owned by Bluetooth SIG, Inc. and any use of such marks by Intel Corporation is under license.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended (In Millions)	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful receivables
December 26, 2015	$38	$12	$(10)	$40
December 27, 2014	$38	$10	$(10)	$38
December 28, 2013	$38	$5	$(5)	$38
Valuation allowance for deferred tax assets
December 26, 2015	$595	$190	$(84)	$701
December 27, 2014	$456	$128	$11	$595
December 28, 2013	$389	$88	$(21)	$456
Deductions in allowance for doubtful receivables represent uncollectible accounts written off, net of recoveries.

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 21, 2016	8-K	000-06217	3.2	1/26/2016
4.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the "Convertible Note Indenture")	10-K	000-06217	4.2	2/27/2006
4.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the "Open-Ended Indenture")	S-3ASR	333-132865	4.4	3/30/2006
4.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/2008
4.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/2/2009
4.2.6	Second Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.95% Senior Notes due 2016, 3.30% Senior Notes due 2021, and 4.80% Senior Notes due 2041, dated as of September 19, 2011	8-K	000-06217	4.01	9/19/2011
4.2.7	Third Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.35% Senior Notes due 2017, 2.70% Senior Notes due 2022, 4.00% Senior Notes due 2032, and 4.25% Senior Notes due 2042, dated as of December 11, 2012	8-K	000-06217	4.01	12/11/2012
4.2.8	Fourth Supplemental Indenture to Open-Ended Indenture for the Registrant’s 4.25% Senior Notes due 2042, dated as of December 14, 2012	8-K	000-06217	4.01	12/14/2012
4.2.9	Fifth Supplemental Indenture to Open-Ended Indenture, dated as of July 29, 2015, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	7/29/2015
4.2.10	Sixth Supplemental Indenture to Open-Ended Indenture, dated as of August 11, 2015, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services Limited, UK Branch, as paying agent	8-K	000-06217	4.2	8/11/2015
4.2.11	Seventh Supplemental Indenture to Open-Ended Indenture, dated as of December 14, 2015, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services Limited, UK Branch, as paying agent	8-K	000-06217	4.1	12/14/2015
4.2.12	Guarantee dated December 28, 2015 by Intel Corporation in favor of U.S. Bank, National Association, as Trustee for the holders of Altera’s 1.750% Senior Notes due 2017, 2.500% Senior Notes due 2018 and 4.100% Senior Notes due 2023.	8-K	000-06217	99.2	12/28/2015

Certain instruments defining the rights of holders of long-term debt of Intel Corporation are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Intel Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/2006
10.1.1**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/2006
10.1.2**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (standard option program)	8-K	000-06217	10.14	7/6/2006
10.1.3**	Intel Corporation Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for options granted after May 17, 2006 and before January 19, 2008 under the standard program)	8-K	000-06217	10.15	7/6/2006
10.1.4**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions relating to Nonqualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (for options granted under the ELTSOP option program)	8-K	000-06217	10.19	7/6/2006
10.1.5**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/2006
10.1.6**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2007	8-K	000-06217	10.1	5/16/2007
10.1.7**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the 2006 Equity Incentive Plan	10-Q	000-06217	10.3	4/30/2009
10.1.8**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 20, 2009	8-K	000-06217	10.1	5/22/2009
10.1.9**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Director RSU program	10-Q	000-06217	10.1	4/27/2015
10.1.10**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Director OSU program)	10-Q	000-06217	10.2	4/27/2015
10.1.11**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Executive RSU program)	10-Q	000-06217	10.3	4/27/2015
10.1.12**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Executive OSU program)	10-Q	000-06217	10.4	4/27/2015
10.1.13**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	8/3/2009
10.1.14**	Form of Notice of Grant - Restricted Stock Units	10-Q	000-06217	10.3	8/3/2009
10.1.15**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard Management Committee Member-Restricted Stock Unit program)	8-K	000-06217	99.1	1/26/2011
10.1.16**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on and after January 20, 2011 and before January 24, 2012 under the standard OSU program)	8-K	000-06217	99.2	1/26/2011

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1.17**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 and before January 24, 2012 under the 2006 Equity Incentive Plan (standard OSU program)	8-K	000-06217	99.3	1/26/2011
10.1.18**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the 2006 Equity Incentive Plan (standard Management Committee Member -Restricted Stock Unit program)	8-K	000-06217	99.4	1/26/2011
10.1.19**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.1	6/24/2011
10.1.20**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting)	10-K	000-06217	10.56	2/23/2012
10.1.21**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-K	000-06217	10.57	2/23/2012
10.1.22**	Amendment to All Grant Agreements of Restricted Stock Units and Stock Options granted under the 2006 Equity Incentive Plan (elimination of leave of absence provisions and the addition of the ability to change the grant agreement as laws change)	10-Q	000-06217	10.6	5/2/2008
10.1.23**	Amendment to the Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting) and the Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-Q	000-06217	10.1	4/29/2013
10.1.24**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2013	10-Q	000-06217	10.1	7/29/2013
10.1.25**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 23, 2014 under the 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06271	10.1	10/29/2014
10.1.26**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after July 1, 2014 under the OSU program)	10-Q	000-06217	10.2	10/29/2014
10.1.27**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 21, 2015	10-Q	000-06217	10.2	7/27/2015
10.2**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/2007
10.2.1**	Amendment to the Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2012	10-K	000-06217	10.31	2/23/2012
10.2.2**	Intel Corporation 2014 Annual Performance Bonus Plan (amended and restated, effective January 1, 2014)	10-K	000-06217	10.9.2	2/14/2014
10.3**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/1999
10.4**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10.5**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective January 1, 2009	S-8	333-172024	99.1	2/2/2011

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.6**	Intel Corporation 2006 Stock Purchase Plan, approved May 17, 2006 and effective July 31, 2006	S-8	333-135178	99.1	6/21/2006
10.6.1**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/2009
10.6.2**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.2	6/24/2011
10.6.3**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective July 19, 2011	10-Q	000-06217	10.3	8/8/2011
10.6.4**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 21, 2015	10-Q	000-06217	10.3	7/27/2015
10.7**	Intel Corporation Special Deferred Compensation Plan	S-8	333-45395	4.1	2/2/1998
10.8**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10.9	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.10	Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011, Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.	8-K	000-06217	10.1	1/10/2011
10.11	Offer letter from Intel Corporation to Paul S. Otellini effective May 17, 2013	10-Q	000-06217	10.2	7/29/2013
10.12	Agreement and Plan of Merger among Intel Corporation, 615 Corporation and Altera Corporation, dated as of May 31, 2015	8-K	000-06217	2.1	6/1/2015
10.13	Transition Agreement between Intel Corporation and Reneé J. James dated July 01, 2015	10-Q	000-06217	10.4	7/27/2015
10.14	Offer Letter from Intel Corporation to Dr. Venkata S.M. "Murthy" Renduchintala dated November 17, 2015					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
21.1	Intel Corporation Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
February 12, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLENE BARSHEFSKY	/S/ BRIAN M. KRZANICH
Charlene Barshefsky	Brian M. Krzanich
Director	Chief Executive Officer, Director and Principal Executive Officer
February 12, 2016
February 12, 2016

/s/ ANEEL BHUSRI	/S/ JAMES D. PLUMMER
Aneel Bhusri	James D. Plummer
Director	Director
February 12, 2016	February 12, 2016

/S/ ANDY D. BRYANT	/S/ DAVID S. POTTRUCK
Andy D. Bryant	David S. Pottruck
Chairman of the Board and Director	Director
February 12, 2016	February 12, 2016

/S/ SUSAN L. DECKER	/S/ STACY J. SMITH
Susan L. Decker	Stacy J. Smith
Director	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
February 12, 2016
February 12, 2016

/S/ JOHN J. DONAHOE	/S/ FRANK D. YEARY
John J. Donahoe	Frank D. Yeary
Director	Director
February 12, 2016	February 12, 2016

/S/ REED E. HUNDT	/S/ DAVID B. YOFFIE
Reed E. Hundt	David B. Yoffie
Director	Director
February 12, 2016	February 12, 2016