Form 10-Q
period 2016-04-02
INTEL CORP
filed 2016-05-02
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 22, 2016
Common stock, $0.001 par value	4,722 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In Millions, Except Per Share Amounts)	Apr 2, 2016	Mar 28, 2015
Net revenue	$13,702	$12,781
Cost of sales	5,572	5,051
Gross margin	8,130	7,730
Research and development	3,246	2,995
Marketing, general and administrative	2,226	1,953
Restructuring and asset impairment charges	—	105
Amortization of acquisition-related intangibles	90	62
Operating expenses	5,562	5,115
Operating income	2,568	2,615
Gains (losses) on equity investments, net	22	32
Interest and other, net	(82)	26
Income before taxes	2,508	2,673
Provision for taxes	462	681
Net income	$2,046	$1,992
Basic earnings per share of common stock	$0.43	$0.42
Diluted earnings per share of common stock	$0.42	$0.41
Cash dividends declared per share of common stock	$0.52	$0.48
Weighted average shares of common stock outstanding:
Basic	4,722	4,741
Diluted	4,875	4,914
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In Millions)	Apr 2, 2016	Mar 28, 2015
Net income	$2,046	$1,992
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	291	(342)
Change in deferred tax asset valuation allowance	(1)	(3)
Change in net unrealized holding gains (losses) on derivatives	187	(89)
Change in net prior service (costs) credits	2	2
Change in actuarial valuation	19	12
Change in net foreign currency translation adjustment	2	(178)
Other comprehensive income (loss)	500	(598)
Total comprehensive income	$2,546	$1,394
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Apr 2, 2016	Dec 26, 2015
Assets
Current assets:
Cash and cash equivalents	$3,061	$15,308
Short-term investments	2,927	2,682
Trading assets	9,103	7,323
Accounts receivable, net	4,216	4,787
Inventories	5,751	5,167
Other current assets	2,339	3,053
Total current assets	27,397	38,320

Property, plant and equipment, net of accumulated depreciation of $52,199 ($51,538 as of December 26, 2015)	32,644	31,858
Marketable equity securities	6,377	5,960
Other long-term investments	3,097	1,891
Goodwill	16,942	11,332
Identified intangible assets, net	11,140	3,933
Other long-term assets	7,870	8,165
Total assets	$105,467	$101,459

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$3,594	$2,634
Accounts payable	3,163	2,063
Accrued compensation and benefits	1,834	3,138
Accrued advertising	820	960
Deferred income	2,632	2,188
Other accrued liabilities	5,483	4,663
Total current liabilities	17,526	15,646

Long-term debt	21,775	20,036
Long-term deferred tax liabilities	1,247	954
Other long-term liabilities	2,851	2,841
Contingencies (Note 21)
Temporary equity	894	897
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,717 issued and 4,716 outstanding (4,725 issued and outstanding as of December 26, 2015)	24,088	23,411
Accumulated other comprehensive income (loss)	560	60
Retained earnings	36,526	37,614
Total stockholders’ equity	61,174	61,085
Total liabilities, temporary equity, and stockholders’ equity	$105,467	$101,459
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In Millions)	Apr 2, 2016	Mar 28, 2015
Cash and cash equivalents, beginning of period	$15,308	$2,561
Cash flows provided by (used for) operating activities:
Net income	2,046	1,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,619	1,848
Share-based compensation	448	368
Restructuring and asset impairment charges	—	105
Excess tax benefit from share-based payment arrangements	(13)	(22)
Amortization of intangibles	396	251
(Gains) losses on equity investments, net	(22)	(32)
Deferred taxes	(43)	(171)
Changes in assets and liabilities:
Accounts receivable	942	1,167
Inventories	(57)	(137)
Accounts payable	434	(71)
Accrued compensation and benefits	(1,307)	(1,659)
Income taxes payable and receivable	497	221
Other assets and liabilities	(885)	555
Total adjustments	2,009	2,423
Net cash provided by operating activities	4,055	4,415

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,346)	(2,025)
Acquisitions, net of cash acquired	(14,569)	(57)
Purchases of available-for-sale investments	(2,847)	(139)
Sales of available-for-sale investments	2,810	43
Maturities of available-for-sale investments	1,359	1,079
Purchases of trading assets	(4,533)	(2,475)
Maturities and sales of trading assets	3,138	3,398
Investments in loans receivable and reverse repurchase agreements	(223)	—
Collection of loans receivable and reverse repurchase agreements	650	—
Investments in non-marketable equity investments	(182)	(278)
Other investing	223	5
Net cash used for investing activities	(15,520)	(449)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	956	(486)
Excess tax benefit from share-based payment arrangements	13	22
Proceeds from sales of common stock through employee equity incentive plans	343	341
Repurchase of common stock	(793)	(750)
Restricted stock unit withholdings	(63)	(51)
Payment of dividends to stockholders	(1,228)	(1,137)
Collateral associated with repurchase of common stock	—	325
Decrease in liability due to return of collateral associated with repurchase of common stock	—	(325)
Other financing	(10)	(213)
Net cash used for financing activities	(782)	(2,274)

Effect of exchange rate fluctuations on cash and cash equivalents	—	(9)

Net increase (decrease) in cash and cash equivalents	(12,247)	1,683

Cash and cash equivalents, end of period	$3,061	$4,244

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$254	$—
Income taxes, net of refunds	$(72)	$596
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. We have reclassified certain prior period amounts to conform to current period presentation.
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2015 was a 52-week year. Fiscal year 2016 is a 53-week fiscal year, and the first quarter of 2016 was a 14-week quarter.
In the first quarter of 2016, we completed the acquisition of Altera Corporation. For further information, see "Note 8: Acquisitions."
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2015.
Note 2: Change in Accounting Estimate
During our 2015 annual assessment of the useful lives of our property, plant, and equipment, we determined that the useful lives of machinery and equipment in our wafer fabrication facilities should be increased from 4 to 5 years. This change in estimate was applied prospectively, effective at the beginning of the first quarter of 2016. For the period ended April 2, 2016, this change increased our operating income by approximately $200 million, our net income by approximately $150 million, and our diluted earnings per share by approximately $0.03.
Note 3: Recent Accounting Standards
Accounting Standards Adopted
Deferred Tax Classification. In the first quarter of 2016, we elected to early adopt an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the consolidated condensed balance sheet instead of separating deferred taxes into current and non-current. The amended standard was adopted on a retrospective basis. As a result of the adoption, we made the following adjustments to the consolidated condensed 2015 balance sheet: a $2.0 billion decrease to current deferred tax assets, a $430 million increase to non-current deferred tax assets, a $21 million decrease to current deferred tax liabilities, and a decrease of $1.6 billion to non-current deferred tax liabilities.
Business Combinations. In the first quarter of 2016, we adopted an amended standard requiring that we recognize the effect on earnings of any adjustments identified during the measurement period after an acquisition in the same period the adjustment is identified, as opposed to the prior standard which required material adjustments be retrospectively adjusted. The standard did not have a significant impact on our consolidated condensed financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Accounting Standards Not Yet Adopted
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.
Financial Instruments. In January 2016, the FASB issued changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements. This standard is effective for us beginning in the first quarter of 2018; certain provisions allow for early adoption and we are evaluating whether we will do so. The new standard should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We have not yet determined the impact of the new standard on our consolidated condensed financial statements.
Leases. In February 2016, the FASB issued a new lease accounting standard requiring that we recognize lease assets and liabilities on the balance sheet. This standard is effective for us beginning in the first quarter of 2019; early adoption is permitted and we are evaluating whether we will do so. The new standard must be adopted using a modified retrospective transition which includes certain practical expedients. We have not yet determined the impact of the new standard on our consolidated condensed financial statements.
Shared-Based Compensation. In March 2016, the FASB issued an accounting standard update aimed at simplifying the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on shared-based compensation, forfeitures, and financial statement presentation of excess tax benefits. This standard is effective for us beginning in the first quarter of 2017; early adoption is permitted and we are evaluating whether we will do so. We have not yet determined the impact of the update on our consolidated condensed financial statements.
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

	April 2, 2016				December 26, 2015
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$288	$—	$288	$—	$1,829	$—	$1,829
Financial institution instruments	440	1,017	—	1,457	8,238	1,277	—	9,515
Government debt	—	23	—	23	—	130	—	130
Reverse repurchase agreements	—	418	—	418	—	2,368	—	2,368
Short-term investments:
Corporate debt	292	909	21	1,222	336	764	20	1,120
Financial institution instruments	141	1,332	—	1,473	145	927	—	1,072
Government debt	74	158	—	232	65	425	—	490
Trading assets:
Asset-backed securities	—	226	29	255	—	275	94	369
Corporate debt	2,117	688	—	2,805	1,744	564	—	2,308
Financial institution instruments	971	719	—	1,690	930	701	—	1,631
Government debt	1,979	2,374	—	4,353	1,107	1,908	—	3,015
Other current assets:
Derivative assets	—	406	1	407	32	412	1	445
Loans receivable	—	268	—	268	—	137	—	137
Marketable equity securities	6,318	59	—	6,377	5,891	69	—	5,960
Other long-term investments:
Asset-backed securities	—	—	—	—	—	—	4	4
Corporate debt	436	1,183	—	1,619	407	801	—	1,208
Financial institution instruments	424	842	—	1,266	171	381	—	552
Government debt	115	97	—	212	79	48	—	127
Other long-term assets:
Derivative assets	—	153	56	209	—	30	10	40
Loans receivable	—	455	—	455	—	342	—	342
Total assets measured and recorded at fair value	$13,307	$11,615	$107	$25,029	$19,145	$13,388	$129	$32,662
Liabilities
Other accrued liabilities:
Derivative liabilities	—	324	—	324	2	210	—	212
Other long-term liabilities:
Derivative liabilities	—	15	—	15	—	33	—	33
Total liabilities measured and recorded at fair value	$—	$339	$—	$339	$2	$243	$—	$245
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first three months of 2016, we transferred corporate debt, financial institution instruments, and government debt of approximately $622 million from Level 1 to Level 2 of the fair value hierarchy and approximately $233 million of corporate debt, government debt, and financial institution instruments from Level 2 to Level 1 ($494 million of corporate debt, government debt, and financial institution instruments from Level 1 to Level 2 and $398 million from Level 2 to Level 1 during the first three months of 2015). These transfers were based on changes in market activity for the underlying instruments. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the period.
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
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of April 2, 2016 and December 26, 2015, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by gains or losses on the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairments. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairments recognized on non-marketable equity investments held as of April 2, 2016 and March 28, 2015 were insignificant.

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

	April 2, 2016
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$591	$—	$594	$—	$594
Loans receivable	$315	$—	$315	$—	$315
Non-marketable cost method investments	$2,933	$—	$—	$3,704	$3,704
Reverse repurchase agreements	$350	$—	$350	$—	$350
Short-term debt	$3,519	$1,511	$2,583	$—	$4,094
Long-term debt	$21,775	$15,084	$8,424	$—	$23,508

	December 26, 2015
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$593	$—	$600	$—	$600
Loans receivable	$315	$—	$315	$—	$315
Non-marketable cost method investments	$2,933	$—	$—	$3,904	$3,904
Reverse repurchase agreements	$1,000	$—	$1,000	$—	$1,000
Short-term debt	$2,593	$1,513	$1,563	$—	$3,076
Long-term debt	$20,036	$14,058	$6,835	$—	$20,893
NVIDIA Corporation cross-license agreement liability	$199	$—	$200	$—	$200
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of April 2, 2016 and December 26, 2015, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at fair value on a recurring basis. The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A/A2 for substantially all of our loans receivable and reverse repurchase agreements as of April 2, 2016.
As of April 2, 2016 and December 26, 2015, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. We measure the fair value of our non-marketable cost method investments as close to the end of the period as feasible.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures due 2039 (2009 debentures), our 2011 senior notes due 2016, and any commercial paper outstanding. During the first quarter of 2016, the 2009 debentures were classified as short-term debt on the consolidated condensed balance sheets and convertible at the option of the holder during the second quarter of 2016. For further information, see the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015. Our long-term debt recognized at amortized cost is composed of our senior notes and our convertible debentures. The fair value of our senior notes is classified as Level 1 when we use quoted prices in active markets and Level 2 when the quoted prices are from less active markets or when other observable inputs are used to determine fair value. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes; it is, therefore, classified as Level 2.
The NVIDIA Corporation (NVIDIA) cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011, pursuant to which we agreed to make payments to NVIDIA over six years. The carrying amount of the liability arising from the agreement was classified within other accrued liabilities as of December 26, 2015 and the final $200 million was paid in January 2016 and treated as cash used for financing activities.
Note 5: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Apr 2, 2016	Dec 26, 2015
Available-for-sale investments	$14,169	$22,007
Cash	875	1,466
Equity method investments	1,593	1,590
Loans receivable	1,038	794
Non-marketable cost method investments	2,933	2,933
Reverse repurchase agreements	768	3,368
Trading assets	9,103	7,323
Total cash and investments	$30,479	$39,481
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	April 2, 2016				December 26, 2015
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$—	$—	$—	$—	$5	$—	$(1)	$4
Corporate debt	3,133	5	(9)	3,129	4,164	3	(10)	4,157
Financial institution instruments	4,196	3	(3)	4,196	11,140	1	(2)	11,139
Government debt	467	—	—	467	748	—	(1)	747
Marketable equity securities	3,230	3,148	(1)	6,377	3,254	2,706	—	5,960
Total available-for-sale investments	$11,026	$3,156	$(13)	$14,169	$19,311	$2,710	$(14)	$22,007
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of April 2, 2016 and December 26, 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, see "Note 20: Other Comprehensive Income (Loss)."
During the first three months of 2016, we sold available-for-sale investments for proceeds of $2.9 billion, of which $127 million related to sales of cash and cash equivalents ($43 million in the first three months of 2015, none of which was related to sales of cash and cash equivalents). The gross realized gains on sales of available-for-sale investments were $86 million in the first three months of 2016 ($43 million in the first three months of 2015).
The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of April 2, 2016, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$4,230	$4,229
Due in 1–2 years	1,835	1,834
Due in 2–5 years	1,266	1,264
Instruments not due at a single maturity date	465	465
Total	$7,796	$7,792
Equity Method Investments
IM Flash Technologies, LLC
Since the inception of IM Flash Technologies, LLC (IMFT) in 2006, Micron Technology, Inc. (Micron) and Intel have jointly developed NAND flash memory and, most recently, 3D XPoint™ technology products. Intel also purchases jointly developed products directly from Micron under certain supply agreements.
The IMFT operating agreement, most recently amended in January 2016, continues through 2024 unless earlier terminated under certain terms and conditions and provides for certain buy-sell rights of the joint venture. Intel has the right to cause Micron to buy our interest in IMFT. If we exercise this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from us for one to two years. Subsequent to our put right, and commencing in January 2019, Micron has the right to call our interest in IMFT with the closing date to be effective within one year.
As of April 2, 2016, we own a 49% interest in IMFT. The carrying value of our investment was $872 million as of April 2, 2016 ($872 million as of December 26, 2015) and is classified within other long-term assets.
IMFT is a variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $100 million in the first three months of 2016 (approximately $95 million in the first three months of 2015). The amount due to IMFT for product purchases and services provided was approximately $50 million as of April 2, 2016 (approximately $20 million as of December 26, 2015).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $872 million as of April 2, 2016. Except for the amount due to IMFT for product purchases and production-related services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of April 2, 2016. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Cloudera, Inc.
During 2014, we invested in Cloudera, Inc. (Cloudera). Our fully diluted ownership interest in Cloudera is 17% as of April 2, 2016. Our investment is accounted for under the equity and cost methods of accounting based on the rights associated with different instruments we own, and is classified within other long-term assets. The carrying value of our equity method investment was $250 million and of our cost method investment was $454 million as of April 2, 2016 ($256 million for our equity method investment and $454 million for our cost method investment as of December 26, 2015).
Intel-GE Care Innovations, LLC
During the first three months of 2016, we gained control of Care Innovations LLC (Care Innovations), our joint venture with General Electric Company. Care Innovations has been included in our consolidated condensed financial statements as of April 2, 2016.
Non-marketable Cost Method Investments
Investment in Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for phones. We agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum), a holding company under Tsinghua Unigroup. During 2015, we invested $966 million to complete the first phase of the equity investment. We have determined we do not have significant influence over the company and, therefore, we account for our interest using the cost method of accounting. Subject to regulatory approvals and other closing conditions, the second phase of the investment will require additional funding of approximately $500 million.
Trading Assets
As of April 2, 2016 and December 26, 2015, substantially all of our trading assets were marketable debt instruments. Net gains related to trading assets still held at the reporting date were $243 million in the first three months of 2016 (net losses of $200 million in the first three months of 2015). Net losses on the related derivatives were $234 million in the first three months of 2016 (net gains of $194 million in the first three months of 2015).
Note 6: Inventories
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

(In Millions)	Apr 2, 2016	Dec 26, 2015
Raw materials	$628	$532
Work in process	2,980	2,893
Finished goods	2,143	1,742
Total inventories	$5,751	$5,167

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
Currency Exchange Rate Risk
We are exposed to currency exchange rate risk, and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant portion of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the euro, the Japanese yen, the Chinese yuan and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in the fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments, loans receivable and indebtedness are generally hedged with offsetting currency forward contracts or currency interest rate swaps. We may also hedge currency risk arising from funding foreign currency denominated forecasted investments. These programs reduce, but do not eliminate, the impact of currency exchange movements.
Our currency risk management programs include:

•
Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. The substantial majority of these instruments mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated condensed statements of income as the impact of the hedged transaction. We utilize currency interest rate swaps to hedge exposures to the variability in the U.S.-dollar equivalent of coupon and principal payments associated with our non-U.S.-dollar-denominated indebtedness.

•
Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and non-U.S.-dollar-denominated loans receivable recognized at fair value. The majority of these instruments mature within 12 months. Changes in the functional currency equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in the fair value of the related derivatives. We record net gains or losses in the line item on the consolidated condensed statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on equity investments, net.

Interest Rate Risk
Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns, unless management specifically approves otherwise. We may elect to swap fixed coupon payments on our debt issuances for floating rate coupon payments. These swaps are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments. We also utilize interest rate or currency interest rate swaps to modify cash flows related to our existing indebtedness. We may enter into treasury rate lock agreements to lock in a fixed rate for future debt issuances.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Our interest rate risk management programs include:

•
Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of debt instruments or treasury rate lock agreements to lock in a fixed rate for future debt issuances. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated condensed statements of income as the impact of the hedged transaction.

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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Apr 2, 2016	Dec 26, 2015	Mar 28, 2015
Currency forwards	$10,744	$11,212	$16,192
Currency interest rate swaps	6,776	5,509	5,094
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	6,440	5,212	1,128
Total return swaps	1,129	1,061	1,106
Treasury rate lock agreements	1,500	—	—
Other	81	61	72
Total	$30,270	$26,655	$27,192
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Apr 2, 2016	Dec 26, 2015	Mar 28, 2015
Chinese yuan	$2,231	$2,231	$4,079
Euro	5,496	6,084	7,332
Israeli shekel	1,852	1,674	2,010
Japanese yen	3,314	2,663	4,206
Other	4,627	4,069	3,659
Total	$17,520	$16,721	$21,286

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	April 2, 2016				December 26, 2015
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$181	$4	$10	$—	$20	$3	$83	$2
Interest rate swaps	—	149	—	—	—	1	—	14
Currency interest rate swaps	—	34	—	—	—	7	—	—
Other	—	—	13	—	—	—	—	—
Total derivatives designated as hedging instruments	181	187	23	—	20	11	83	16
Derivatives not designated as hedging instruments:
Currency forwards	29	1	68	—	20	—	63	—
Currency interest rate swaps	194	10	215	2	370	18	52	—
Embedded debt derivatives	—	—	—	13	—	—	—	17
Interest rate swaps	2	—	18	—	2	—	12	—
Total return swaps	—	—	—	—	32	—	2	—
Other	1	11	—	—	1	11	—	—
Total derivatives not designated as hedging instruments	226	22	301	15	425	29	129	17
Total derivatives	$407	$209	$324	$15	$445	$40	$212	$33

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

	April 2, 2016
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$595	$—	$595	$(267)	$(232)	$96
Reverse repurchase agreements	768	—	768	—	(768)	—
Total assets	1,363	—	1,363	(267)	(1,000)	96
Liabilities:
Derivative liabilities subject to master netting arrangements	338	—	338	(267)	(71)	—
Total liabilities	$338	$—	$338	$(267)	$(71)	$—

	December 26, 2015
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$482	$—	$482	$(201)	$(188)	$93
Reverse repurchase agreements	3,368	—	3,368	—	(3,368)	—
Total assets	3,850	—	3,850	(201)	(3,556)	93
Liabilities:
Derivative liabilities subject to master netting arrangements	242	—	242	(201)	(27)	14
Total liabilities	$242	$—	$242	$(201)	$(27)	$14
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Apr 2, 2016	Mar 28, 2015
Currency forwards	$229	$(229)
Currency interest rate swaps and other	14	—
Total	$243	$(229)
Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding table. Additionally, for all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges, which arises when forecasted transactions are probable of not occurring.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 20: Other Comprehensive Income (Loss)."
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Apr 2, 2016	Mar 28, 2015
Interest rate swap	$162	$—
Hedged item	(162)	—
Total	$—	$—
There was no ineffectiveness during all periods presented in the preceding table.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Apr 2, 2016	Mar 28, 2015
Currency forwards	Interest and other, net	$(45)	$(18)
Currency interest rate swaps	Interest and other, net	(193)	253
Interest rate swaps	Interest and other, net	(7)	(6)
Total return swaps	Various	8	31
Other	Gains (losses) on equity investments, net	(1)	(9)
Other	Interest and other, net	4	—
Total		$(234)	$251

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Acquisitions
Altera Corporation
On December 28, 2015, we completed the acquisition of Altera Corporation (Altera), a global semiconductor company that designs and sells programmable semiconductors and related products. We acquired all outstanding shares of Altera common stock and, subject to certain exceptions, each share of Altera common stock underlying vested stock option awards, restricted stock unit awards and performance-based restricted stock unit awards in exchange for cash. The acquired company will operate as the Programmable Solutions Group (PSG) and continue to design and sell programmable logic devices (PLDs), which incorporate field-programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs), and highly integrated System-on-Chip (SoC) devices. This acquisition is expected to expand our reach within the compute continuum, as the combination of our leading-edge products and manufacturing process with Altera's leading FPGA technology is expected to enable new classes of platforms that meet customer needs in the data center and Internet of Things market segments. As we develop future platforms, the integration of PLDs into our platform solutions is expected to improve the overall performance and lower the cost of ownership for our customers. For further information, see "Note 22: Operating Segments Information."
Total consideration to acquire Altera was $14.5 billion (net of $2.0 billion of cash and cash equivalents acquired) and comprised the following:

(In Millions)
Cash, net of cash acquired	$14,401
Share-based awards assumed	50
Total	$14,451

The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of Altera were recognized as follows:

(In Millions)
Short-term investments	$182
Receivables	368
Inventory	555
Other current assets	123
Property, plant & equipment	312
Goodwill	5,433
Identified intangible assets	7,566
Other long-term investments and assets	2,495
Deferred income	(336)
Other liabilities	(263)
Long-term debt	(1,535)
Deferred tax liabilities	(449)
Total	$14,451
The allocation of purchase consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are certain tax matters, identification of contingencies, and goodwill.
The preliminary goodwill of $5.4 billion arising from the acquisition is attributed to the expected synergies and other benefits that will be generated by combining Intel and Altera. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. For further information on the assignment of preliminary goodwill for the acquisition, see “Note 9: Goodwill.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The identified intangible assets assumed in the acquisition of Altera were recognized as follows based upon their fair values as of December 28, 2015:

	Fair Value (In Millions)	Weighted Average Estimated Useful Life (In Years)
Developed technology	$5,757	9
Customer relationships	1,121	12
Brands	87	6
Identified intangible assets subject to amortization	$6,965
In-process research and development	601
Identified intangible assets not subject to amortization	601
Total identified intangible assets	$7,566

Acquired developed technology represents the fair value of Altera products that have reached technological feasibility and are a part of Altera’s product offerings, as opposed to in-process research and development which represents the fair value of products that have not reached technological feasibility. Customer relationships represent the fair values of the underlying relationships and agreements with Altera’s customers. Brands represent the fair value of Altera's master brand and product brand names.
Other First Quarter 2016 Acquisitions
During the first three months of 2016, in addition to the Altera acquisition, we completed three acquisitions qualifying as a business combination in exchange for aggregate consideration (net of cash acquired) of $180 million, most of which was cash. Substantially all of the consideration was allocated to goodwill and identifiable intangible assets. For information on goodwill by operating segment, see “Note 9: Goodwill” and for information on the classification of intangible assets, see "Note 10: Identified Intangible Assets." These acquisitions, both individually and in aggregate, were not significant to our operations.
Actual and Pro Forma Results of Acquirees
Net revenue and net income attributable to all acquisitions completed during the first quarter of 2016 have been included in our consolidated condensed statements of income from their respective acquisition dates to the period ending April 2, 2016. The Altera acquisition was significant to our consolidated condensed results of operations, and these results are reported as the Programmable Solutions Group in "Note 22: Operating Segments Information."
The unaudited pro forma financial results combine the first quarter historical results of Intel and Altera for 2016 and 2015 along with the first quarter historical results of other businesses acquired during 2016. The results include the effects of pro forma adjustments as if all businesses acquired in 2016 were acquired at the beginning of Intel's 2015 fiscal year. The pro forma results for the three months ended March 28, 2015 include non-recurring adjustments of $226 million for the inventory valuation adjustment, $64 million for deferred income (net of the impact of cost of goods sold) and $94 million for other acquisition-related transaction costs, all of which reduce pro forma net income.
The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of the beginning of our 2015 fiscal year.

	Three Months Ended
(In Millions, Except Per Share Amounts)	Apr 2, 2016	Mar 28, 2015
Net revenue	$13,801	$13,118
Net income	$2,398	$1,599
Diluted earnings per share	$0.49	$0.33

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Goodwill
Goodwill activity for the first three months of 2016 was as follows:

(In Millions)	Dec 26, 2015	Acquisitions	Transfers	Other	Apr 2, 2016
Client Computing Group	$4,078	$12	$213	$—	$4,303
Data Center Group	2,404	2,438	177	—	5,019
Internet of Things Group	428	534	36	—	998
Non-Volatile Memory Solutions Group	—	—	—	—	—
Intel Security Group	3,599	—	—	1	3,600
Software and Services Group	441	—	(441)	—	—
Programmable Solutions Group	—	2,474	—	1	2,475
All other	382	150	15	—	547
Total	$11,332	$5,608	$—	$2	$16,942
During the first quarter of 2016, we completed the acquisition of Altera and formed PSG. The goodwill recognized from this acquisition was allocated among DCG, IOTG, and PSG based on the relative fair value provided by the acquisition, which reflected the estimated synergistic value generated within DCG and IOTG by incorporating Altera's intellectual property into Intel's future process technology and products. For further information, see "Note 8: Acquisitions."
We previously disclosed the goodwill for Intel Security Group (ISecG) and Software and Services Group (SSG) as part of the aggregated software and services operating segments. During the first quarter of 2016, we elected to separately disclose the results of ISecG and determined SSG is no longer an operating segment; accordingly, its goodwill was re-allocated to other operating segments based on the relative fair value. Additionally, we formed the New Technology Group (NTG), which includes products designed for wearables, cameras, and other market segments (including drones). The substantially majority of goodwill under "all other" is attributable to NTG, the remainder of which is unallocated from recent acquisitions in the first quarter of 2016. For further information, see "Note 22: Operating Segments Information."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	April 2, 2016
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$8,646	$(2,430)	$6,216
Acquisition-related customer relationships	2,842	(1,291)	1,551
Acquisition-related brands	146	(62)	84
Licensed technology and patents	3,001	(1,254)	1,747
Identified intangible assets subject to amortization	14,635	(5,037)	9,598
Acquisition-related brands	767	—	767
Other intangible assets	775	—	775
Identified intangible assets not subject to amortization	1,542	—	1,542
Total identified intangible assets	$16,177	$(5,037)	$11,140

	December 26, 2015
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,928	$(2,276)	$652
Acquisition-related customer relationships	1,738	(1,219)	519
Acquisition-related brands	59	(55)	4
Licensed technology and patents	3,017	(1,200)	1,817
Identified intangible assets subject to amortization	7,742	(4,750)	2,992
Acquisition-related brands	767	—	767
Other intangible assets	174	—	174
Identified intangible assets not subject to amortization	941	—	941
Total identified intangible assets	$8,683	$(4,750)	$3,933
As a result of our acquisition of Altera during the first quarter of 2016, we recorded $7.6 billion of identified intangible assets. For further information about identified intangible assets recorded as a result of the acquisition during the first quarter of 2016, see "Note 8: Acquisitions."
Amortization expenses, with presentation location on the consolidated condensed statements of income, for each period were as follows:

		Three Months Ended
(In Millions)	Location	Apr 2, 2016	Mar 28, 2015
Acquisition-related developed technology	Cost of sales	$235	$120
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	83	60
Acquisition-related brands	Amortization of acquisition-related intangibles	7	2
Licensed technology and patents	Cost of sales	71	69
Total amortization expenses		$396	$251

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on identified intangible assets that are subject to amortization as of April 2, 2016, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2016	2017	2018	2019	2020
Acquisition-related developed technology	$702	$792	$779	$776	$742
Acquisition-related customer relationships	245	241	141	124	121
Acquisition-related brands	17	13	13	13	13
Licensed technology and patents	210	239	187	186	174
Total future amortization expenses	$1,174	$1,285	$1,120	$1,099	$1,050
Note 11: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Apr 2, 2016	Dec 26, 2015
Equity method investments	$1,593	$1,590
Non-marketable cost method investments	2,933	2,933
Non-current deferred tax assets	682	1,052
Pre-payments for property, plant and equipment	487	623
Loans receivable	755	642
Grants receivable	323	318
Reverse repurchase agreements	250	350
Other	847	657
Total other long-term assets	$7,870	$8,165
During the first three months of 2016, we received and transferred $132 million of equipment from pre-payments for property, plant and equipment to property, plant and equipment. Substantially all of the equipment was prepaid in 2013 and 2014. We recognized the pre-payments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.
Note 12: Restructuring and Asset Impairment Charges
We had no restructuring and asset impairment charges in the first three months of 2016 due to the completion of our 2013 and 2015 restructuring programs. As of April 2, 2016, the remaining liability associated with both programs is $37 million ($70 million as of December 26, 2015). A substantial majority of this liability is expected to be paid within the next 12 months and was recorded as a current liability. For more information about these programs, please refer to our Annual Report on Form 10-K for the year ended December 26, 2015.
2016 Restructuring Program
On April 19, 2016, subsequent to the end of first quarter of 2016, we announced the 2016 Restructuring Program, designed to align our operations with evolving business needs and improve efficiencies. Under this program, we intend to close certain facilities and reduce up to twelve thousand positions globally. Accordingly, we expect to incur charges of approximately $1.2 billion in the second quarter of 2016. The actions associated with this program are expected to be fully completed by the second quarter of 2017.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 13: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Apr 2, 2016	Dec 26, 2015
Deferred income on shipments of components to distributors	$1,318	$920
Deferred income from software, services and other	1,314	1,268
Current deferred income	2,632	2,188
Non-current deferred income from software, services and other	482	530
Total deferred income	$3,114	$2,718
We classify non-current deferred income from software, services and other within other long-term liabilities on the consolidated condensed balance sheets.
Note 14: Borrowings
Short-Term Debt
Our short-term debt at the end of each period was as follows:

(In Millions)	Apr 2, 2016	Dec 26, 2015
Drafts payable	$75	$41
Commercial paper	921	—
Current portion of long-term debt	2,606	2,602
Less: debt issuance costs associated with the current portion of long-term debt	(8)	(9)
Total short-term debt	$3,594	$2,634
We have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion under our commercial paper program. Maximum borrowings under our commercial paper program in the first three months of 2016 were $3.0 billion ($900 million in the first three months 2015). We had $921 million outstanding commercial paper as of April 2, 2016 (none outstanding as of December 26, 2015). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of April 2, 2016.
On December 21, 2015, we entered into a short-term credit facility to borrow up to $5.0 billion in order to facilitate the settlement of our acquisition of Altera. Under this credit facility, we borrowed $4.0 billion and the facility was closed in January 2016.
2009 Debentures
The 2009 debentures are convertible, subject to certain conditions. Holders can surrender the 2009 debentures for conversion if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter.
During the first quarter of 2016, the closing stock price conversion right condition of the 2009 debentures continued to be met and the debentures will be convertible at the option of the holders during the second quarter of 2016. As a result, the $1.1 billion carrying amount of the 2009 debentures was classified as short-term debt on our consolidated condensed balance sheet as of April 2, 2016 ($1.1 billion as of December 26, 2015). The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $894 million has been classified as temporary equity on our consolidated condensed balance sheet as of April 2, 2016 ($897 million as of December 26, 2015). In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and the temporary equity would be reclassified to stockholders’ equity on our consolidated condensed balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Long-Term Debt
Our indebtedness is carried at amortized cost plus applicable hedge adjustments. Our long-term debt at the end of each period was as follows:

(In Millions)	Maturity Date	Stated Interest Rate	Apr 2, 2016	Dec 26, 2015
First quarter 2016 acquired Altera debt of $1.5 billion
Senior notes	May 2017	1.75%	$501	$—
Senior notes	November 2018	2.50%	606	—
Senior notes	November 2023	4.10%	426	—
Fourth quarter 2015 debt issuance of $915 million
Senior notes	December 2045	4.70%	939	908
Fourth quarter 2015 Australian dollar-denominated debt issuance of A$800 million
Senior notes[1]	December 2019	3.25%	191	181
Senior notes[1]	December 2022	4.00%	421	397
Third quarter 2015 debt issuance of $1.0 billion
Senior notes	August 2045	4.90%	1,028	1,009
Third quarter 2015 debt issuance of $7.0 billion
Senior notes	July 2020	2.45%	1,749	1,748
Senior notes	July 2022	3.10%	1,030	996
Senior notes	July 2025	3.70%	2,269	2,247
Senior notes	July 2045	4.90%	1,999	1,998
2012 debt issuance of $6.2 billion
Senior notes	December 2017	1.35%	2,999	2,999
Senior notes	December 2022	2.70%	1,548	1,492
Senior notes	December 2032	4.00%	744	744
Senior notes	December 2042	4.25%	925	924
2011 debt issuance of $5.0 billion
Senior notes	October 2016	1.95%	1,500	1,499
Senior notes	October 2021	3.30%	1,998	1,997
Senior notes	October 2041	4.80%	1,491	1,490
2009 debt issuance of $2.0 billion
Junior subordinated convertible debentures	August 2039	3.25%	1,106	1,103
2005 debt issuance of $1.6 billion
Junior subordinated convertible debentures	December 2035	2.95%	979	975
Long-term debt			24,449	22,707
Less: current portion of long-term debt			(2,606)	(2,602)
Less: debt issuance costs			(68)	(69)
Total long-term debt			$21,775	$20,036

[1]
To manage foreign currency risk associated with the Australian-dollar-denominated notes issued in 2015, we entered into currency interest rate swaps with an aggregate notional amount of $577 million, which effectively converted these notes to U.S.-dollar-denominated notes. For further discussion on our currency interest rate swaps, see "Note 7: Derivative Financial Instruments."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first quarter of 2016, in connection with our completed acquisition of Altera, we acquired a total of $1.5 billion aggregate principal amount of senior unsecured notes. The senior notes pay a fixed rate of interest semiannually. We may redeem the notes prior to their maturity at our option at specified redemption prices and subject to certain restrictions. The obligations under these notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.
For further information on our debt instruments, see the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.
Note 15: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In connection with our completed acquisition of Altera, we assumed two of their equity incentive plans with outstanding unvested stock options and restricted stock units. The assumed stock options and restricted stock units generally retained the terms and conditions under which they were originally granted. We will not grant additional shares under these assumed plans.
As of April 2, 2016, 252 million shares of common stock remained available for future grant under the 2006 Equity Incentive Plan through June 2018.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. As of April 2, 2016, 172 million shares of common stock remained available for issuance under the 2006 Stock Purchase Plan through August 2021.
Share-Based Compensation
Share-based compensation expense recognized in the first three months of 2016 was $448 million ($368 million in the first three months of 2015).
Restricted Stock Unit Awards
Restricted stock unit (RSU) activity in the first three months of 2016 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 26, 2015	107.4	$26.93
Granted	8.3	$32.39
Assumed in acquisition	7.3	$33.79
Vested	(5.3)	$28.89
Forfeited	(1.8)	$27.47
April 2, 2016	115.9	$27.66
The aggregate fair value of awards that vested in the first three months of 2016 was $165 million, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in first three months of 2016 was $153 million. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
As of April 2, 2016, 6.9 million of the outstanding RSUs were market-based RSUs.
Stock Purchase Plan
Employees purchased 9.2 million shares of common stock in the first three months of 2016 for $227 million (8.1 million shares of common stock in the first three months of 2015 for $234 million) under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 16: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of April 2, 2016, $8.6 billion remained available for repurchase under the existing repurchase authorization limit.
During the first three months of 2016, we repurchased 26.8 million shares of common stock at a cost of $800 million (21.3 million shares of common stock at a cost of $750 million in the first three months of 2015). We have repurchased 4.8 billion shares of common stock at a cost of $105.7 billion since the program began in 1990.
Note 17: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Apr 2, 2016	Mar 28, 2015
Share of equity method investee losses, net	$(8)	$(48)
Impairments	(29)	(38)
Gains on sales, net	96	46
Other, net	(37)	72
Total gains (losses) on equity investments, net	$22	$32
Note 18: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Apr 2, 2016	Mar 28, 2015
Interest income	$52	$32
Interest expense	(208)	(42)
Other, net	74	36
Total interest and other, net	$(82)	$26
Interest expense in the preceding table is net of $22 million of interest capitalized in the first three months of 2016 ($81 million in the first three months of 2015).
During the first three months of 2016, we recognized an interest and other, net loss primarily due to higher interest expense related to the 2015 issuances of our $9.5 billion aggregate principal amount of senior unsecured notes. For further information on these transactions, see "Note 14: Borrowings."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 19: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Apr 2, 2016	Mar 28, 2015
Net income available to common stockholders	$2,046	$1,992
Weighted average shares of common stock outstanding—basic	4,722	4,741
Dilutive effect of employee equity incentive plans	66	82
Dilutive effect of convertible debt	87	91
Weighted average shares of common stock outstanding—diluted	4,875	4,914
Basic earnings per share of common stock	$0.43	$0.42
Diluted earnings per share of common stock	$0.42	$0.41
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
Stock options and RSUs could potentially be included in the diluted earnings per share of common stock calculation in the future if the average market value of the shares of common stock increases and is greater than the exercise price of these options. During the first three months of 2016, no outstanding stock options and RSUs were excluded from the computation of diluted earnings per share of common stock (3 million for the first three months of 2015 because these shares of common stock would have been antidilutive).
During the first three months of 2016 and 2015, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 20: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first three months of 2016 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 26, 2015	$1,749	$8	$(266)	$(40)	$(876)	$(515)	$60
Other comprehensive income (loss) before reclassifications	532	—	243	—	6	2	783
Amounts reclassified out of accumulated other comprehensive income (loss)	(85)	—	22	2	12	—	(49)
Tax effects	(156)	(1)	(78)	—	1	—	(234)
Other comprehensive income (loss)	291	(1)	187	2	19	2	500
April 2, 2016	$2,040	$7	$(79)	$(38)	$(857)	$(513)	$560
The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended
Comprehensive Income Components	Apr 2, 2016	Mar 28, 2015	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$(1)	$—	Interest and other, net
	86	54	Gains (losses) on equity investments, net
	85	54
Unrealized holding gains (losses) on derivatives:
Currency forwards	(42)	(43)	Cost of sales
	(10)	(47)	Research and development
	(4)	(9)	Marketing, general and administrative
Other instruments	34	—	Interest and other, net
	(22)	(99)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(2)	(2)
Actuarial gains (losses)	(12)	(14)
	(14)	(16)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$49	$(61)
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We estimate that we will reclassify approximately $7 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
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
Government Competition Matters and Consumer Class Actions
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice is likely to hold oral argument and issue its decision in 2016.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

At least 82 separate class-action lawsuits were filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against us by AMD in June 2005 in the U.S. District Court for the District of Delaware (AMD litigation). Like the AMD litigation, these class-action lawsuits allege that we engaged in various actions in violation of the Sherman Act and other laws by, among other things: providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near-exclusive dealing that allegedly unfairly interfered with AMD's ability to sell its microprocessors; interfering with certain AMD product launches; and interfering with AMD's participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors.
All of the federal and state class actions other than the California class actions were transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In July 2010, the Special Master denied the MDL plaintiffs' motion to certify a class of members who purchased certain personal computers containing products sold by us. In July 2014, the district court affirmed the Special Master's ruling and issued an order denying the MDL plaintiffs' motion for class certification. In August 2014, plaintiffs filed a petition for interlocutory appeal of the district court's decision with the U.S. Court of Appeals for the Third Circuit, which the Third Circuit denied in October 2014. In December 2014, we filed a motion for summary judgment on the claims of the remaining individual plaintiffs. We subsequently negotiated a settlement of the claims and the case was dismissed in September 2015.
All California class actions were consolidated in the Superior Court of California in Santa Clara County. In March 2008, the plaintiffs in the California actions moved for class certification, which we opposed. In February 2015, the court granted plaintiffs' request for leave to retain a new expert and to amend their previous motion for class certification. In March 2016, the court denied plaintiffs’ amended class certification motion, and plaintiffs filed a motion for reconsideration, which is scheduled for hearing in May 2016. Given the procedural posture and the nature of these cases, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.
Shareholder Derivative Litigation regarding In re High Tech Employee Antitrust Litigation
In March 2014, the Police Retirement System of St. Louis (PRSSL) filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, certain current and former members of our Board of Directors, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, purported antitrust violations, which were alleged in a now-settled antitrust class action lawsuit captioned In re High Tech Employee Antitrust Litigation claiming that Intel, Adobe Systems Incorporated, Apple Inc., Google Inc., Intuit Inc., Lucasfilm Ltd., and Pixar conspired to suppress their employees’ compensation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In August 2015, the court granted our motion to dismiss the consolidated complaint. The plaintiffs thereafter filed a motion for reconsideration and a motion for new trial, both of which the court denied in October 2015. In November 2015, plaintiffs PRSSL and Templeton appealed the court's decision.
In June 2015, the International Brotherhood of Electrical Workers (IBEW) filed a shareholder derivative action in the Chancery Court in Delaware against Intel, certain current and former members of our Board of Directors, and a current officer. The lawsuit makes allegations that are substantially similar to those in the California shareholder derivative litigation described above, but contain additional allegations regarding breach of the duty of disclosure surrounding the In re High Tech Employee Antitrust Litigation and that the Intel 2013 and 2014 proxy statements were false and misleading in that they misrepresented the effectiveness of the Board’s oversight of compliance issues at Intel and the Board’s compliance with Intel’s Code of Conduct and Board of Director Guidelines on Significant Corporate Governance Issues. In October 2015, the court stayed the IBEW lawsuit for six months pending further developments in the California case. In March 2016, Intel and IBEW entered into a stipulated dismissal pursuant to which IBEW dismissed its complaint but may re-file upon the withdrawal or final resolution of the appeal in the California shareholder derivative litigation.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

In April 2016, John Esposito filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, current members of our Board, and certain former officers and employees. Esposito made a demand on our Board in 2013 to investigate whether our officers or directors should be sued for their participation in the events described in In re High Tech Employee Antitrust Litigation. In November 2015, our Board decided not to take further action on Esposito’s demand based on the recommendation of the Audit Committee of the Board after its investigation of relevant facts and circumstances. Esposito seeks to set aside such decision, and alleges that the Board was not disinterested in making that decision and that the investigation was inadequate.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 22: Operating Segments Information
Our operating segments in effect as of April 2, 2016 include:

• Client Computing Group (CCG)	• Intel Security Group (ISecG)
• Data Center Group (DCG)	• Programmable Solutions Group (PSG)
• Internet of Things Group (IOTG)	• All other
• Non-Volatile Memory Solutions Group (NSG)	• New Technology Group (NTG)
During the first quarter of 2016, we formed PSG as a result of our acquisition of Altera. For further information, see "Note 8: Acquisitions." Additionally, we formed NTG, which includes products designed for wearables, cameras, and other market segments (including drones), and determined Software and Services Group is no longer an operating segment. All prior-period amounts have been retrospectively adjusted to reflect the way we internally manage and monitor segment performance starting in fiscal year 2016 and include other minor reorganizations.
The Chief Operating Decision Maker (CODM) is our CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
We manage our business activities primarily based on a product segmentation basis. CCG and DCG are our reportable operating segments. IOTG, NSG, ISecG, and PSG as shown in the preceding operating segment list, do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to separately disclose the results of these non-reportable operating segments. Our NTG operating segment does not meet the quantitative thresholds to qualify as a reportable segment and its results are included within the “all other” category.
Revenue for our reportable and non-reportable operating segments is primarily related to the following product lines:

•
Client Computing Group. Includes platforms designed for notebooks (including Ultrabook™ devices), 2 in 1 systems, desktops (including all-in-ones and high-end enthusiast PCs), tablets, phones, wireless and wired connectivity products, and mobile communication components.

•	Data Center Group. Includes platforms designed for the enterprise, cloud, communications infrastructure, and technical computing segments.

•
Internet of Things Group. Includes platforms designed for Internet of Things market segments, including retail, transportation, industrial, and buildings and home use, along with a broad range of other market segments.

•	Non-Volatile Memory Solutions Group. Includes NAND flash memory products primarily used in solid-state drives.

•
Intel Security Group. Includes security software products designed to deliver innovative solutions that secure computers, mobile devices, and networks around the world from the latest malware and emerging online threats.

•
Programmable Solutions Group. Includes programmable semiconductors (primary field-programmable gate array) and related products for a broad range of market segments, including communications, networking and storage, industrial, military, and automotive.

We have sales and marketing, manufacturing, engineering, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the following operating results.
The “all other” category includes revenue, expenses, and charges such as:

•	results of operations from our New Technology Group;

•	amounts included within restructuring and asset impairment charges;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	divested businesses for which discrete operating results are not regularly reviewed by our CODM;

•	results of operations of start-up businesses that support our initiatives, including our foundry business; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Apr 2, 2016	Mar 28, 2015
Net revenue:
Client Computing Group
Platform	$7,188	$7,049
Other	361	371
	7,549	7,420
Data Center Group
Platform	3,718	3,419
Other	281	262
	3,999	3,681
Internet of Things Group
Platform	571	462
Other	80	71
	651	533
Non-Volatile Memory Solutions Group	557	592
Intel Security Group	537	479
Programmable Solutions Group	359	—
All other	50	76
Total net revenue	$13,702	$12,781
Operating income (loss):
Client Computing Group	$1,885	$1,411
Data Center Group	1,764	1,699
Internet of Things Group	123	87
Non-Volatile Memory Solutions Group	(95)	72
Intel Security Group	85	15
Programmable Solutions Group	(200)	—
All other	(994)	(669)
Total operating income	$2,568	$2,615

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three months ended April 2, 2016 to the three months ended March 28, 2015.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

•	Contractual Obligations. Material changes, outside our ordinary course of business, to our significant contractual obligations as of December 26, 2015.
This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 26, 2015. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of May 2, 2016.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q1 2016	Q4 2015	Change	Q1 2016	Q1 2015	Change
Net revenue	$13,702	$14,914	$(1,212)	$13,702	$12,781	$921
Gross margin	$8,130	$9,590	$(1,460)	$8,130	$7,730	$400
Gross margin percentage	59.3%	64.3%	(5.0)%	59.3%	60.5%	(1.2)%
Operating income	$2,568	$4,299	$(1,731)	$2,568	$2,615	$(47)
Net income	$2,046	$3,613	$(1,567)	$2,046	$1,992	$54
Diluted earnings per common share	$0.42	$0.74	$(0.32)	$0.42	$0.41	$0.01
Effective tax rate	18.4%	16.0%	2.4%	18.4%	25.5%	(7.1)%
Our Q1 2016 net revenue of $13.7 billion, was up 7% from Q1 2015 and in the low end of the range of our Business Outlook provided in January 2016. The Q1 2016 results reflected an extra workweek and results from the newly created Programmable Solutions Group (PSG), formerly Altera Corporation (Altera). We saw strong growth in Data Center Group (DCG), Internet of Things Group (IOTG), and PSG, which was partially offset by challenging macro-economic conditions and a weaker PC market.
Gross margin of 59.3% for Q1 2016 includes approximately 2.5 pts of Altera and other non-cash acquisition-related adjustments and is 1.3 pts above the midpoint of our previous Business Outlook of 58.0%. Compared to Q1 2015, operating income of $2.6 billion was down 2%, net income of $2.0 billion was up 3%, effective tax rate of 18.4% was down 7.1 pts, and earnings per share of $0.42 was up one cent.
Compared to Q1 2015, Client Computing Group (CCG) revenue was up 2% and operating income increased 34%. DCG revenue was up 9% and operating income was up 4%. IOTG achieved revenue was up 22% and operating income was up 41%. PSG recognized $359 million in revenue, which does not include $99 million of revenue as a result of acquisition-related adjustments. The Non-Volatile Memory Solutions Group (NSG) revenue was down 6%. The first quarter results represent our ongoing transformation from a PC company to one that powers the cloud and billions of smart and connected computing devices. As Intel's business model evolves and we execute to our strategy, the data center and Internet of Things businesses are the primary growth engines, which combined with our memory and field-programmable gate arrays (FPGAs) businesses form and fuel a virtuous cycle of growth.
Our business continues to generate significant cash with $4.1 billion of cash from operations in Q1 2016. During Q1 2016, we purchased $1.3 billion in capital assets and returned cash to stockholders by paying $1.2 billion in dividends and repurchasing $800 million of common stock through our stock repurchase program. Additionally, our Board of Directors declared a quarterly cash dividend in March 2016 of $0.26 per share of common stock to be paid in June 2016. We ended Q1 2016 with $15.1 billion of cash and cash equivalents, short-term investments, and trading assets, which represented a $10.2 billion decrease compared to Q4 2015, primarily driven by the acquisition of Altera. Total debt is $25.4 billion, consistent with our prior commentary on the financing plan for the acquisition of Altera.
We are building on our strong position in client computing and are investing for growth in the data center, Internet of Things market segments, and disruptive differentiated memory technology. In order to accelerate the execution, in Q2 we announced the 2016 Restructuring Program. Under this program we intend to close certain facilities and reduce up to twelve thousand positions globally. Accordingly, we expect to incur charges of approximately $1.2 billion in the second quarter of 2016. The actions associated with the program are expected to be fully completed by the second quarter of 2017 and result in annual savings of approximately $1.4 billion once it is fully implemented.
Our Business Outlook for Q2 2016 and full-year 2016 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general, and administrative (MG&A), restructuring, and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the SEC and at other times. The forward-looking statements in the Business Outlook and reiterated or updated in this Form 10-Q will be effective through the close of business on June 17, 2016 unless updated earlier or except as specifically noted otherwise in the Business Outlook. From the close of business on June 17, 2016 until our quarterly earnings release is published, currently scheduled for July 20, 2016, we will observe a “quiet period.”
During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on April 19, 2016, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Quarter of 2016 Compared to First Quarter of 2015
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q1 2016		Q1 2015
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$13,702	100.0%	$12,781	100.0%
Cost of sales	5,572	40.7%	5,051	39.5%
Gross margin	8,130	59.3%	7,730	60.5%
Research and development	3,246	23.7%	2,995	23.4%
Marketing, general and administrative	2,226	16.2%	1,953	15.3%
Restructuring and asset impairment charges	—	—%	105	0.8%
Amortization of acquisition-related intangibles	90	0.7%	62	0.5%
Operating income	2,568	18.7%	2,615	20.5%
Gains (losses) on equity investments, net	22	0.2%	32	0.2%
Interest and other, net	(82)	(0.6)%	26	0.2%
Income before taxes	2,508	18.3%	2,673	20.9%
Provision for taxes	462	3.4%	681	5.3%
Net income	$2,046	14.9%	$1,992	15.6%

Diluted earnings per common share	$0.42		$0.41
Our net revenue in Q1 2016 increased by $921 million, or 7%, compared to Q1 2015. Our Q1 2016 results reflected an extra workweek as compared to Q1 2015. The higher revenue is driven by higher platform average selling prices, up 17% due to a lower mix of phone and tablet platform units sales and a higher mix of DCG platform unit sales, and inclusion of operating results from the newly created PSG. These increases in revenue were partially offset by lower platform unit sales of 11%, which were driven by lower phone and tablet platform unit sales.
Our overall gross margin percentage was 59.3% in Q1 2016, down from 60.5% in Q1 2015. The decrease in gross margin percentage was primarily driven by Altera and other acquisition-related charges, higher platform unit costs, lower platform unit sales, and NSG ramp. The decrease in gross margin percentage was partially offset by higher platform average selling prices. We derived most of our overall gross margin dollars for Q1 2016 and Q1 2015 from the sale of platforms in the CCG and DCG operating segments. Our overall gross margin dollars in Q1 2016 increased by $400 million, or 5.2%, compared to Q1 2015. The following results drove the change in gross margin in Q1 2016 compared to Q1 2015 by approximately the amounts indicated:

(In Millions)	Gross Margin Reconciliation (Q1 2016 compared to Q1 2015):
$815	Higher gross margin from platform revenue[1]
(350)	Altera and other acquisition-related costs
(210)	Higher platform unit costs, primarily on 14nm process technology
145	Other
$400

[1]
Higher gross margin from platform revenue was driven by higher platform average selling prices, which were partially offset by lower platform unit sales. The increase in platform average selling prices was due to a shift in market segment mix from phone and tablet platforms to DCG platform.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(Dollars in Millions)	Q1 2016	Q1 2015	Change	% Change
Platform revenue	$7,188	$7,049	$139	2%
Other revenue	361	371	(10)	(3)%
Net revenue	$7,549	$7,420	$129	2%
Operating income	$1,885	$1,411	$474	34%
CCG platform unit sales				(15)%
CCG platform average selling prices				19%
Within the CCG operating segment, the following results, drove the change in revenue in Q1 2016 compared to Q1 2015.

(In Millions)	Revenue Reconciliation (Q1 2016 compared to Q1 2015):
$180	Higher desktop platform average selling prices, up 6%
162	Primarily driven by the reduction of cash consideration paid to customers on our mobile platforms
(102)	Lower notebook platform unit sales, down 2%
(111)	Other
$129
The following results, drove the change in CCG operating income in Q1 2016 compared to Q1 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (Q1 2016 compared to Q1 2015):
$450	Higher CCG platform revenue[1]
110	Lower CCG operating expense
(160)	Higher CCG platform unit cost
74	Other
$474

[1]
Higher gross margin from higher CCG platform revenue was driven by higher CCG platform average selling prices, partially offset by lower CCG platform unit sales. CCG platform average selling prices increased due to a market segment mix from phone and tablet platforms and higher average selling prices on desktop platform.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(Dollars in Millions)	Q1 2016	Q1 2015	Change	% Change
Platform revenue	$3,718	$3,419	$299	9%
Other revenue	281	262	19	7%
Net revenue	$3,999	$3,681	$318	9%
Operating income	$1,764	$1,699	$65	4%
DCG platform unit sales				13%
DCG platform average selling prices				(3)%
Our DCG platform revenue increased primarily due to strong growth in the cloud and communication service provider market segments. The following results, drove the change in DCG revenue in Q1 2016 compared to Q1 2015.

(In Millions)	Revenue Reconciliation (Q1 2016 compared to Q1 2015):
$441	Higher DCG platform unit sales, up 13%
(142)	Lower DCG platform average selling prices, down 3%
19	Other
$318
The following results, drove the change in DCG operating income in Q1 2016 compared to Q1 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (Q1 2016 compared to Q1 2015):
$260	Higher DCG platform revenue
(125)	Higher DCG operating expense
(70)	Other
$65
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(Dollars in Millions)	Q1 2016	Q1 2015	Change	% Change
Platform revenue	$571	$462	$109	24%
Other revenue	80	71	9	13%
Net revenue	$651	$533	$118	22%
Operating income	$123	$87	$36	41%
Net revenue for the IOTG operating segment increased in Q1 2016 compared to Q1 2015, primarily due to higher IOTG platform unit sales based on strength in both the retail and video display market segments.
Operating income for the IOTG operating segment increased in Q1 2016 compared to Q1 2015, driven by higher IOTG platform revenue partially offset by higher operating expense.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Volatile Memory Solutions Group
The revenue and operating income for the NSG operating segment for each period were as follows:

(Dollars in Millions)	Q1 2016	Q1 2015	Change	% Change
Net revenue	$557	$592	$(35)	(6)%
Operating income	$(95)	$72	$(167)	n/m
Operating income for the NSG operating segment decreased in Q1 2016 compared to Q1 2015, driven by competitive pricing pressures, higher startup costs on the ramp of our 3D NAND flash memory in our Dalian, China facility, and higher spending on 3D XPointTM technology.
Intel Security Group
The revenue and operating income for the Intel Security Group (ISecG) operating segment for each period were as follows:

(Dollars in Millions)	Q1 2016	Q1 2015	Change	% Change
Net revenue	$537	$479	$58	12%
Operating income	$85	$15	$70	n/m
Operating income for the ISecG operating segment increased in Q1 2016 compared to Q1 2015, driven by $42 million of lower operating expense.
Programmable Solutions Group
The revenue and operating income for the PSG operating segment for each period were as follows:

(Dollars in Millions)	Q1 2016	Q1 2015	Change
Net revenue	$359	$—	$359
Operating income (loss)	$(200)	$—	$(200)
Net revenue in Q1 2016 is due to the revenue from the acquisition of Altera. The net revenue results are impacted by acquisition-related adjustments regarding the revaluation of deferred revenue to fair value. We have excluded approximately $99 million of revenue that would have been reported in Q1 2016 if PSG’s deferred revenue not been written down to fair value.
Operating loss for PSG in Q1 2016 is due to the acquisition of Altera. The operating loss for PSG is impacted by acquisition-related adjustments, primarily deferred revenue write down and inventory valuation adjustment. Due to the revaluation of deferred revenue to fair value, we excluded revenue and associated costs that would have created $64 million of operating income in Q1 2016. Additionally, we incurred approximately $226 million of additional cost of sales charges during the period that would have been excluded from Q1 2016 if the acquired inventory not been remeasured to fair value and then sold through to end customers resulting in zero margin for the period.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	Q1 2016	Q1 2015
Research and development (R&D)	$3,246	$2,995
Marketing, general and administrative (MG&A)	$2,226	$1,953
R&D and MG&A as percentage of net revenue	40%	39%
Restructuring and asset impairment charges	$—	$105
Amortization of acquisition-related intangibles	$90	$62
Research and Development
R&D increased by $251 million, or 8%, in Q1 2016 compared to Q1 2015. The increase was driven by PSG expenses, an extra workweek in Q1 2016 as compared to Q1 2015, and higher investment in our products, primarily Internet of Things, memory, new devices, and server. This increase was partially offset by lower depreciation expense in Q1 2016 due to a change in the estimated useful life of our machinery and equipment in our wafer fabrication facilities.
Marketing, General and Administrative
MG&A increased by $273 million, or 14%, in Q1 2016 compared to Q1 2015. This increase was driven by PSG expenses, acquisition-related charges, as well as an extra workweek in Q1 2016 as compared to Q1 2015 and higher marketing expenses.
Restructuring and Asset Impairment Charges
We had no restructuring charges in Q1 2016 due to the completion of our 2013 and 2015 restructuring programs.
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	Q1 2016	Q1 2015
Gains (losses) on equity investments, net	$22	$32
Interest and other, net	$(82)	$26
We recognized interest and other net loss in Q1 2016 compared to net gain in Q1 2015 primarily due to higher interest expense related to the 2015 issuances of $9.5 billion aggregate principal amount of senior unsecured notes. For further information on these transactions, see "Note 14: Borrowings."
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q1 2016	Q1 2015
Income before taxes	$2,508	$2,673
Provision for taxes	$462	$681
Effective tax rate	18.4%	25.5%
Most of the decrease in our effective tax rate in Q1 2016 compared to Q1 2015 was primarily driven by our one-time tax benefit from a divestiture, higher proportion of income in lower tax jurisdictions, and the permanent reinstatement of the U.S. R&D tax credit in Q1 2016 as compared to Q1 2015.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

(Dollars in Millions)	Apr 2, 2016	Dec 26, 2015
Cash and cash equivalents, short-term investments, and trading assets	$15,091	$25,313
Other long-term investments	$3,097	$1,891
Loans receivable and other	$1,466	$1,170
Reverse repurchase agreements with original maturities greater than approximately three months	$350	$1,000
Unsettled trade liabilities and other	$52	$99
Short-term and long-term debt	$25,369	$22,670
Temporary equity	$894	$897
Debt as percentage of permanent stockholders’ equity	41.5%	37.1%
In summary, our cash flows for each period were as follows:

(In Millions)	Q1 2016	Q1 2015
Net cash provided by operating activities	$4,055	$4,415
Net cash used for investing activities	(15,520)	(449)
Net cash used for financing activities	(782)	(2,274)
Effect of exchange rate fluctuations on cash and cash equivalents	—	(9)
Net increase (decrease) in cash and cash equivalents	$(12,247)	$1,683
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For Q1 2016 compared to Q1 2015, the $360 million decrease in cash provided by operations was due to changes in working capital, partially offset by higher net income and adjustments to net income for non-cash items.
Changes in assets and liabilities as of April 2, 2016, compared to December 26, 2015, included a decrease in accrued compensation and benefits due to the payout of 2015 profit-dependent compensation and a decrease in accounts receivable due to lower revenue in the first three months of 2016.
For Q1 2016, our three largest customers accounted for 38% of net revenue with Dell Inc. (Dell) accounting for 17% of our net revenue, Lenovo Group Limited (Lenovo) accounting for 12% of our net revenue, and HP Inc. accounting for 9% of our net revenue. These three customers accounted for 37% of net accounts receivable as of April 2, 2016.
For Q1 2015, our three largest customers accounted for 42% of net revenue with Hewlett-Packard Company accounting for 17% of our net revenue, Dell accounting for 14% of our net revenue, and Lenovo accounting for 11% of our net revenue. These three customers accounted for 49% of net accounts receivable as of December 26, 2015.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher for Q1 2016 compared to Q1 2015. The cash used for investing activities increase was primarily due to the acquisition of Altera and net trading assets activity (which was a use of cash in Q1 2016 compared to a source of cash in Q1 2015). These decreases were partially offset by a higher collections of loans receivable and reverse repurchase agreements and a net increase in available-for-sale activity.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was lower in Q1 2016 compared to Q1 2015, primarily due to the issuance of commercial paper during Q1 2016
Liquidity
During 2015, we entered into a definitive agreement to acquire Altera in an all-cash transaction. The transaction closed on December 28, 2015, during Q1 2016. The transaction had an approximate value of $16.7 billion. We financed a portion of the acquisition by issuing $9.5 billion in long-term debt during 2015 and borrowing $4.0 billion against our short-term credit facility during Q1 2016. We funded the remainder of the acquisition with issuances of commercial paper and existing cash and investments. For information on our indebtedness, see "Note 14: Borrowings."
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of April 2, 2016, cash and cash equivalents, short-term investments, and trading assets totaled $15.1 billion ($25.3 billion as of December 26, 2015). The decreased balance compared to December 26, 2015 was primarily related to the cash consideration paid for our acquisition of Altera, which closed on December 28, 2015. In addition to the $15.1 billion, we have $3.1 billion of other long-term investments, $1.5 billion of loans receivable and other investments, and $350 million of reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority of the issuances are rated AA-/Aa3 or better.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion. Maximum borrowings under our commercial paper program were $3.0 billion during Q1 2016 and $921 million commercial paper remained outstanding as of April 2, 2016. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of April 2, 2016. On December 21, 2015, we entered into a short-term credit facility to borrow up to $5.0 billion to facilitate the settlement of our acquisition of Altera. Under this credit facility we borrowed $4.0 billion, and the facility was closed in January 2016.
As of April 2, 2016, $14.0 billion of our $15.1 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $14.0 billion held by our non-U.S. subsidiaries, approximately $953 million was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of April 2, 2016. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued. This amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Debt Instruments
As of April 2, 2016, our assets measured and recorded at fair value on a recurring basis included $16.9 billion of marketable debt instruments. Of these instruments, $7.0 billion was classified as Level 1, $9.9 billion as Level 2, and $50 million as Level 3.
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
Loans Receivable and Reverse Repurchase Agreements
As of April 2, 2016, our assets measured and recorded at fair value on a recurring basis included $723 million of loans receivable and $418 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of April 2, 2016, our assets measured and recorded at fair value on a recurring basis included $6.4 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.
Contractual Obligations
During Q1 2016, we acquired $1.5 billion of senior unsecured notes as a result of our Altera acquisition. Our total cash payments (including anticipated interest payments that are not recorded on the consolidated condensed balance sheets) over the life of this long-term debt obligation are expected to be approximately $1.7 billion. For further information, see “Note 14: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2015. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of April 2, 2016 and December 26, 2015. Actual results may differ materially.
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
As of April 2, 2016, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.4 billion ($6.0 billion as of December 26, 2015). Substantially all of our marketable equity investments portfolio as of April 2, 2016, was concentrated in our investment in ASML Holding N.V. of $6.3 billion ($5.7 billion as of December 26, 2015). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $2.0 billion, based on the value as of April 2, 2016 (a decrease in value of approximately $1.8 billion, based on the value as of December 26, 2015 using an assumed decline of 30%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable cost method equity investments had a carrying amount of $2.9 billion as of April 2, 2016 ($2.9 billion as of December 26, 2015) and included our Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum) and Cloudera, Inc. (Cloudera) investments of $966 million and $454 million, respectively ($966 million and $454 million for UniSpreadtrum and Cloudera, respectively, as of December 26, 2015). The carrying amount of our non-marketable equity method investments was $1.6 billion as of April 2, 2016 ($1.6 billion as of December 26, 2015). A majority of our non-marketable equity method investments balance as of April 2, 2016 was concentrated in our IM Flash Technologies, LLC (IMFT) and Cloudera investments of $872 million and $250 million, respectively ($872 million and $256 million for IMFT and Cloudera, respectively, as of December 26, 2015).

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 26, 2015, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2015 Annual Report on Form 10-K remains current in all material respects with the exception of the additional risk factor below.
Changes in our announced restructuring plan, and other factors, could affect our results of operations and financial condition.
Factors that could cause actual results to differ materially from our expectations with regard to our announced 2016 Restructuring Program include:

•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate works councils;

•	assumptions related to severance, post-retirement, and relocation costs;

•	future acquisitions, dispositions, or investments;

•	new business initiatives and changes in product roadmap, development, and manufacturing; and/or

•	assumptions related to cost savings, product demand, operating efficiencies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of April 2, 2016, $8.6 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our repurchase plan during the first three months of 2016 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
December 27, 2015 – January 30, 2016	2.9	$30.10	$9,304
January 31, 2016 – February 27, 2016	16.8	29.14	8,814
February 28, 2016 – April 2, 2016	7.1	31.24	$8,592
Total	26.8	$29.80
In our consolidated condensed financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.
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
 Intel, the Intel logo, 3D XPoint, and Ultrabook are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	May 2, 2016	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer