Form 10-Q
period 2016-07-02
INTEL CORP
filed 2016-08-01
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 22, 2016
Common stock, $0.001 par value	4,731 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Net revenue	$13,533	$13,195	$27,235	$25,976
Cost of sales	5,560	4,947	11,132	9,998
Gross margin	7,973	8,248	16,103	15,978
Research and development	3,145	3,087	6,391	6,082
Marketing, general and administrative	2,007	1,949	4,233	3,902
Restructuring and other charges	1,414	248	1,414	353
Amortization of acquisition-related intangibles	89	68	179	130
Operating expenses	6,655	5,352	12,217	10,467
Operating income	1,318	2,896	3,886	5,511
Gains (losses) on equity investments, net	478	100	500	132
Interest and other, net	(126)	(13)	(208)	13
Income before taxes	1,670	2,983	4,178	5,656
Provision for taxes	340	277	802	958
Net income	$1,330	$2,706	$3,376	$4,698
Basic earnings per share of common stock	$0.28	$0.57	$0.71	$0.99
Diluted earnings per share of common stock	$0.27	$0.55	$0.69	$0.96
Cash dividends declared per share of common stock	$—	$—	$0.52	$0.48
Weighted average shares of common stock outstanding:
Basic	4,729	4,759	4,725	4,750
Diluted	4,866	4,909	4,870	4,912
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Net income	$1,330	$2,706	$3,376	$4,698
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	(346)	428	(55)	86
Change in deferred tax asset valuation allowance	(2)	(5)	(3)	(8)
Change in net unrealized holding gains (losses) on derivatives	26	136	213	47
Change in net prior service (costs) credits	1	2	3	4
Change in actuarial valuation	(318)	7	(299)	19
Change in net foreign currency translation adjustment	(1)	9	1	(169)
Other comprehensive income (loss)	(640)	577	(140)	(21)
Total comprehensive income	$690	$3,283	$3,236	$4,677
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Jul 2, 2016	Dec 26, 2015
Assets
Current assets:
Cash and cash equivalents	$3,885	$15,308
Short-term investments	4,301	2,682
Trading assets	9,503	7,323
Accounts receivable, net	4,426	4,787
Inventories	5,800	5,167
Other current assets	3,273	3,053
Total current assets	31,188	38,320

Property, plant and equipment, net of accumulated depreciation of $53,313 ($51,538 as of December 26, 2015)	33,804	31,858
Marketable equity securities	5,394	5,960
Other long-term investments	3,567	1,891
Goodwill	16,992	11,332
Identified intangible assets, net	10,821	3,933
Other long-term assets	8,065	8,165
Total assets	$109,831	$101,459

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$4,560	$2,634
Accounts payable	3,420	2,063
Accrued compensation and benefits	2,809	3,138
Accrued advertising	736	960
Deferred income	2,807	2,188
Other accrued liabilities	4,379	4,663
Total current liabilities	18,711	15,646

Long-term debt	24,053	20,036
Long-term deferred tax liabilities	1,293	954
Other long-term liabilities	3,517	2,841
Contingencies (Note 22)
Temporary equity	890	897
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,728 issued and outstanding (4,725 issued and outstanding as of December 26, 2015)	24,317	23,411
Accumulated other comprehensive income (loss)	(80)	60
Retained earnings	37,130	37,614
Total stockholders’ equity	61,367	61,085
Total liabilities, temporary equity, and stockholders’ equity	$109,831	$101,459
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	Jul 2, 2016	Jun 27, 2015
Cash and cash equivalents, beginning of period	$15,308	$2,561
Cash flows provided by (used for) operating activities:
Net income	3,376	4,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,141	3,825
Share-based compensation	812	700
Restructuring and other charges	1,414	353
Excess tax benefit from share-based payment arrangements	(88)	(133)
Amortization of intangibles	791	465
(Gains) losses on equity investments, net	(426)	(85)
Deferred taxes	71	(725)
Changes in assets and liabilities:
Accounts receivable	734	573
Inventories	(104)	(489)
Accounts payable	375	(304)
Accrued compensation and benefits	(1,659)	(1,304)
Income taxes payable and receivable	(79)	(59)
Other assets and liabilities	(458)	340
Total adjustments	4,524	3,157
Net cash provided by operating activities	7,900	7,855

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,632)	(3,792)
Acquisitions, net of cash acquired	(14,619)	(524)
Purchases of available-for-sale investments	(5,693)	(1,255)
Sales of available-for-sale investments	3,685	109
Maturities of available-for-sale investments	2,393	1,659
Purchases of trading assets	(7,205)	(5,291)
Maturities and sales of trading assets	5,313	7,639
Investments in loans receivable and reverse repurchase agreements	(223)	—
Collection of loans receivable and reverse repurchase agreements	650	166
Investments in non-marketable equity investments	(663)	(558)
Other investing	304	103
Net cash used for investing activities	(19,690)	(1,744)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	1,416	(492)
Excess tax benefit from share-based payment arrangements	88	133
Issuance of long-term debt, net of issuance costs	2,734	—
Proceeds from sales of common stock through employee equity incentive plans	527	474
Repurchase of common stock	(1,597)	(1,447)
Restricted stock unit withholdings	(394)	(399)
Payment of dividends to stockholders	(2,461)	(2,283)
Collateral associated with repurchase of common stock	—	325
Decrease in liability due to return of collateral associated with repurchase of common stock	—	(325)
Other financing	54	(205)
Net cash provided by (used for) financing activities	367	(4,219)

Effect of exchange rate fluctuations on cash and cash equivalents	—	1

Net increase (decrease) in cash and cash equivalents	(11,423)	1,893

Cash and cash equivalents, end of period	$3,885	$4,454

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest and interest rate swap payments/receipts	$348	$80
Income taxes, net of refunds	$689	$1,699
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
In the first quarter of 2016, we completed the acquisition of Altera Corporation (Altera). For further information, see "Note 8: Acquisitions."
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
Note 2: Change in Accounting Estimate
During our 2015 annual assessment of the useful lives of our property, plant, and equipment, we determined that the useful lives of machinery and equipment in our wafer fabrication facilities should be increased from 4 to 5 years. This change in estimate was applied prospectively, effective at the beginning of the first quarter of 2016. During the three months ended July 2, 2016, this change increased our operating income by approximately $300 million, our net income by approximately $200 million, and our diluted earnings per share by approximately $0.04. During the six months ended July 2, 2016, this change increased our operating income by approximately $500 million, our net income by approximately $350 million, and our diluted earnings per share by approximately $0.07.
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
Financial Instruments - Classification and Measurement. In January 2016, the FASB issued changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements. This standard is effective for us beginning in the first quarter of 2018; certain provisions allow for early adoption and we are evaluating whether we will do so. The new standard should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We have not yet determined the impact of the new standard on our consolidated condensed financial statements.

Financial Instruments - Credit Losses. In June 2016, the FASB issued a new standard requiring measurement and recognition of expected credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This standard is effective for us in the first quarter of 2020; early adoption is permitted beginning in the first quarter of 2019 and we are evaluating whether we will early adopt. It is required to be applied on a modified-retrospective approach with certain elements being adopted prospectively. We have not yet determined the impact of the new standard on our consolidated condensed financial statements.
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
Shared-Based Compensation. In March 2016, the FASB issued an accounting standard update aimed at simplifying the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on shared-based compensation, forfeitures, and financial statement presentation of excess tax benefits. This standard is effective for us beginning in the first quarter of 2017 and we will adopt it at that time. We have not yet determined the impact of the new standard on our consolidated condensed financial statements.

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

	July 2, 2016				December 26, 2015
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$695	$—	$695	$—	$1,829	$—	$1,829
Financial institution instruments	207	939	—	1,146	8,238	1,277	—	9,515
Government debt	—	18	—	18	—	130	—	130
Reverse repurchase agreements	—	968	—	968	—	2,368	—	2,368
Short-term investments:
Corporate debt	380	1,346	14	1,740	336	764	20	1,120
Financial institution instruments	400	1,253	—	1,653	145	927	—	1,072
Government debt	55	853	—	908	65	425	—	490
Trading assets:
Asset-backed securities	—	181	23	204	—	275	94	369
Corporate debt	1,984	1,000	—	2,984	1,744	564	—	2,308
Financial institution instruments	904	735	—	1,639	930	701	—	1,631
Government debt	1,952	2,724	—	4,676	1,107	1,908	—	3,015
Other current assets:
Derivative assets	—	409	—	409	32	412	1	445
Loans receivable	—	402	—	402	—	137	—	137
Marketable equity securities	5,351	—	43	5,394	5,891	69	—	5,960
Other long-term investments:
Asset-backed securities	—	—	—	—	—	—	4	4
Corporate debt	994	780	—	1,774	407	801	—	1,208
Financial institution instruments	600	731	—	1,331	171	381	—	552
Government debt	341	121	—	462	79	48	—	127
Other long-term assets:
Derivative assets	—	194	68	262	—	30	10	40
Loans receivable	—	308	—	308	—	342	—	342
Total assets measured and recorded at fair value	13,168	13,657	148	26,973	19,145	13,388	129	32,662
Liabilities
Other accrued liabilities:
Derivative liabilities	—	345	—	345	2	210	—	212
Other long-term liabilities:
Derivative liabilities	—	19	—	19	—	33	—	33
Total liabilities measured and recorded at fair value	$—	$364	$—	$364	$2	$243	$—	$245
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first six months of 2016, we transferred corporate debt, government debt, and financial institution instruments, of approximately $571 million from Level 1 to Level 2 of the fair value hierarchy and approximately $628 million of corporate debt and financial institution instruments from Level 2 to Level 1 ($1.1 billion of corporate debt, government debt, and financial institution instruments from Level 1 to Level 2 and $428 million from Level 2 to Level 1 during the first six months of 2015). These transfers were based on changes in market activity for the underlying instruments. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the period.
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
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of July 2, 2016 and December 26, 2015, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by gains or losses on the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairments. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairments recognized on non-marketable equity investments held as of July 2, 2016 were $57 million during the second quarter of 2016 and $84 million during the first six months of 2016 ($41 million during the second quarter of 2015 and $79 million during the first six months of 2015 on non-marketable equity investments held as of June 27, 2015).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On a quarterly basis, we measure the fair value of our grants receivable, cost method loans receivable, non-marketable cost method investments, reverse repurchase agreements with original maturities greater than approximately three months, and indebtedness carried at amortized cost net of applicable hedge adjustments; however, the assets are recorded at fair value only when an impairment is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	July 2, 2016
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$570	$—	$573	$—	$573
Loans receivable	$315	$—	$315	$—	$315
Non-marketable cost method investments	$3,092	$—	$—	$3,916	$3,916
Reverse repurchase agreements	$350	$—	$350	$—	$350
Short-term debt	$4,545	$2,009	$3,141	$—	$5,150
Long-term debt	$24,053	$14,897	$11,296	$—	$26,193

	December 26, 2015
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$593	$—	$600	$—	$600
Loans receivable	$315	$—	$315	$—	$315
Non-marketable cost method investments	$2,933	$—	$—	$3,904	$3,904
Reverse repurchase agreements	$1,000	$—	$1,000	$—	$1,000
Short-term debt	$2,593	$1,513	$1,563	$—	$3,076
Long-term debt	$20,036	$14,058	$6,835	$—	$20,893
NVIDIA Corporation cross-license agreement liability	$199	$—	$200	$—	$200
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of July 2, 2016 and December 26, 2015, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at fair value on a recurring basis. The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A/A2 or better for substantially all of our loans receivable and reverse repurchase agreements as of July 2, 2016.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

As of July 2, 2016 and December 26, 2015, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. We measure the fair value of our non-marketable cost method investments as close to the end of the period as feasible.
The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures due 2039 (2009 debentures), our 2011 senior notes due 2016, our acquired Altera senior notes due 2017, and any commercial paper outstanding. During the second quarter of 2016, the 2009 debentures were classified as short-term debt on the consolidated condensed balance sheets and convertible at the option of the holder during the third quarter of 2016. For further information, see "Note 14: Borrowings" and the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015. Our long-term debt recognized at amortized cost is composed of our senior notes and our convertible debentures. The fair value of our senior notes is classified as Level 1 when we use quoted prices in active markets and Level 2 when the quoted prices are from less active markets or when other observable inputs are used to determine fair value. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes; it is, therefore, classified as Level 2.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 5: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Jul 2, 2016	Dec 26, 2015
Available-for-sale investments	$15,121	$22,007
Cash	1,058	1,466
Equity method investments	1,700	1,590
Loans receivable	1,025	794
Non-marketable cost method investments	3,092	2,933
Reverse repurchase agreements	1,318	3,368
Trading assets	9,503	7,323
Total cash and investments	$32,817	$39,481
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	July 2, 2016				December 26, 2015
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$—	$—	$—	$—	$5	$—	$(1)	$4
Corporate debt	4,212	9	(12)	4,209	4,164	3	(10)	4,157
Financial institution instruments	4,126	5	(1)	4,130	11,140	1	(2)	11,139
Government debt	1,385	3	—	1,388	748	—	(1)	747
Marketable equity securities	2,795	2,599	—	5,394	3,254	2,706	—	5,960
Total available-for-sale investments	$12,518	$2,616	$(13)	$15,121	$19,311	$2,710	$(14)	$22,007
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of July 2, 2016 and December 26, 2015.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, see "Note 21: Other Comprehensive Income (Loss)."
During the second quarter of 2016, we sold available-for-sale investments for proceeds of $875 million, none of which related to sales of cash and cash equivalents ($66 million in the second quarter of 2015, none of which was related to sales of cash and cash equivalents). During the first six months of 2016, we sold available-for-sale investments for proceeds of $3.8 billion, of which $129 million related to sales of cash and cash equivalents ($109 million in the first six months of 2015, none of which was related to sales of cash and cash equivalents). The gross realized gains on sales of available-for-sale investments were $403 million in the second quarter of 2016 and $497 million in the first six months of 2016 ($43 million in the second quarter of 2015 and $85 million in the first six months of 2015).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of July 2, 2016, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$5,960	$5,954
Due in 1–2 years	2,069	2,073
Due in 2–5 years	1,487	1,493
Instruments not due at a single maturity date	207	207
Total	$9,723	$9,727
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
As of July 2, 2016, we own a 49% interest in IMFT. The carrying value of our investment was $870 million as of July 2, 2016 ($872 million as of December 26, 2015) and is classified within other long-term assets.
IMFT is a variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $100 million in the second quarter of 2016 and approximately $200 million in the first six months of 2016 (approximately $105 million in the second quarter of 2015 and approximately $200 million in the first six months of 2015). The amount due to IMFT for product purchases and services provided was approximately $45 million as of July 2, 2016 (approximately $20 million as of December 26, 2015).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $870 million as of July 2, 2016. Except for the amount due to IMFT for product purchases and production-related services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of July 2, 2016. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.
Cloudera, Inc.
During 2014, we invested in Cloudera, Inc. (Cloudera). Our fully diluted ownership interest in Cloudera is 17% as of July 2, 2016. Our investment is accounted for under the equity and cost methods of accounting based on the rights associated with different instruments we own, and is classified within other long-term assets. The carrying value of our equity method investment was $241 million and of our cost method investment was $454 million as of July 2, 2016 ($256 million for our equity method investment and $454 million for our cost method investment as of December 26, 2015).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Intel-GE Care Innovations, LLC
During the first quarter of 2016, we gained control of Care Innovations LLC (Care Innovations), formerly our joint venture with General Electric Company. Care Innovations has been included in our consolidated condensed financial statements beginning in the first quarter of 2016.
Non-marketable Cost Method Investments
Investment in Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for phones. We agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of Beijing UniSpreadtrum Technology Ltd., a holding company under Tsinghua Unigroup. During 2015, we invested $966 million to complete the first phase of the equity investment. We have determined we do not have significant influence over the company and, therefore, we account for our interest using the cost method of accounting. Subject to regulatory approvals and other closing conditions, the second phase of the investment will require additional funding of approximately $500 million.
Trading Assets
As of July 2, 2016 and December 26, 2015, substantially all of our trading assets were marketable debt instruments. There were no net gains or losses related to trading assets still held at the reporting date in the second quarter of 2016 and $190 million net gains in the first six months of 2016 (net gains of $48 million in the second quarter of 2015 and net losses of $85 million in the first six months of 2015). Net gains on the related derivatives were $3 million in the second quarter of 2016 and $184 million net losses in the first six months of 2016 (net losses of $45 million in the second quarter of 2015 and net gains of $81 million in the first six months of 2015).
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

(In Millions)	Jul 2, 2016	Dec 26, 2015
Raw materials	$651	$532
Work in process	3,218	2,893
Finished goods	1,931	1,742
Total inventories	$5,800	$5,167

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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jul 2, 2016	Dec 26, 2015	Jun 27, 2015
Currency forwards	$11,707	$11,212	$12,051
Currency interest rate swaps	6,975	5,509	4,789
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	6,439	5,212	1,006
Total return swaps	1,228	1,061	1,107
Other	79	61	72
Total	$30,028	$26,655	$22,625
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Jul 2, 2016	Dec 26, 2015	Jun 27, 2015
Chinese yuan	$1,852	$2,231	$3,380
Euro	6,572	6,084	6,193
Israeli shekel	2,069	1,674	1,632
Japanese yen	3,184	2,663	2,846
Other	5,005	4,069	2,789
Total	$18,682	$16,721	$16,840

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	July 2, 2016				December 26, 2015
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$192	$6	$28	$6	$20	$3	$83	$2
Interest rate swaps	—	209	—	—	—	1	—	14
Currency interest rate swaps	—	21	—	—	—	7	—	—
Other	—	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	192	236	28	6	20	11	83	16
Derivatives not designated as hedging instruments:
Currency forwards	50	1	42	—	20	—	63	—
Currency interest rate swaps	162	16	247	—	370	18	52	—
Embedded debt derivatives	—	—	—	13	—	—	—	17
Interest rate swaps	1	—	28	—	2	—	12	—
Total return swaps	—	—	—	—	32	—	2	—
Other	4	9	—	—	1	11	—	—
Total derivatives not designated as hedging instruments	217	26	317	13	425	29	129	17
Total derivatives	$409	$262	$345	$19	$445	$40	$212	$33

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

	July 2, 2016
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$665	$—	$665	$(252)	$(285)	$128
Reverse repurchase agreements	1,318	—	1,318	—	(1,318)	—
Total assets	1,983	—	1,983	(252)	(1,603)	128
Liabilities:
Derivative liabilities subject to master netting arrangements	364	—	364	(252)	(112)	—
Total liabilities	$364	$—	$364	$(252)	$(112)	$—

	December 26, 2015
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$482	$—	$482	$(201)	$(188)	$93
Reverse repurchase agreements	3,368	—	3,368	—	(3,368)	—
Total assets	3,850	—	3,850	(201)	(3,556)	93
Liabilities:
Derivative liabilities subject to master netting arrangements	242	—	242	(201)	(27)	14
Total liabilities	$242	$—	$242	$(201)	$(27)	$14
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Currency forwards	$62	$29	$291	$(200)
Currency interest rate swaps and other	(23)	—	(9)	—
Total	$39	$29	$282	$(200)
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
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Interest rate swap	$60	$—	$222	$—
Hedged item	(60)	—	(222)	—
Total	$—	$—	$—	$—
There was no ineffectiveness during all periods presented in the preceding table.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Currency forwards	Interest and other, net	$41	$4	$(4)	$(14)
Currency interest rate swaps	Interest and other, net	23	(50)	(170)	203
Interest rate swaps	Interest and other, net	(8)	1	(15)	(5)
Total return swaps	Various	5	11	14	42
Other	Gains (losses) on equity investments, net	(2)	—	(3)	(6)
Other	Interest and other, net	3	(5)	7	(8)
Total		$62	$(39)	$(171)	$212

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Acquisitions
Altera Corporation
On December 28, 2015, we completed the acquisition of Altera, a global semiconductor company that designs and sells programmable semiconductors and related products. We acquired all outstanding shares of Altera common stock and, subject to certain exceptions, each share of Altera common stock underlying vested stock option awards, restricted stock unit awards (RSUs) and performance-based restricted stock unit awards in exchange for cash. The acquired company operates as the Programmable Solutions Group (PSG) and continues to design and sell programmable logic devices (PLDs), which incorporate field-programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs), and highly integrated System-on-Chip (SoC) devices. This acquisition is expected to expand our reach within the compute continuum, as the combination of our leading-edge products and manufacturing process with Altera's leading FPGA technology is expected to enable new classes of platforms that meet customer needs in the data center and Internet of Things market segments. As we develop future platforms, the integration of PLDs into our platform solutions is expected to improve the overall performance and lower the cost of ownership for our customers. For further information, see "Note 23: Operating Segments Information."
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
The allocation of purchase consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are certain tax matters, identification of contingencies, and goodwill.
The preliminary goodwill of $5.4 billion arising from the acquisition is attributed to the expected synergies and other benefits that will be generated by combining Intel and Altera. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. For further information on the assignment of preliminary goodwill for the acquisition, see “Note 9: Goodwill.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The identified intangible assets assumed in the acquisition of Altera were recognized as follows based upon their fair values as of December 28, 2015:

	Fair Value (In Millions)	Weighted Average Estimated Useful Life (In Years)
Developed technology	$5,757	9
Customer relationships	1,121	12
Brands	87	6
Identified intangible assets subject to amortization	6,965
In-process research and development	601
Identified intangible assets not subject to amortization	601
Total identified intangible assets	$7,566

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
Other 2016 Acquisitions
During the first six months of 2016, in addition to the Altera acquisition, we completed five acquisitions qualifying as business combinations in exchange for aggregate consideration (net of cash acquired) of $230 million, most of which was cash. Substantially all of the consideration was allocated to goodwill and identifiable intangible assets. For information on goodwill by operating segment, see “Note 9: Goodwill” and for information on the classification of intangible assets, see "Note 10: Identified Intangible Assets." These acquisitions, both individually and in aggregate, were not significant to our operations.
Actual and Pro Forma Results of Acquirees
Net revenue and net income attributable to all acquisitions completed during the first six months of 2016 have been included in our consolidated condensed statements of income from their respective acquisition dates to the period ending July 2, 2016. The Altera acquisition was significant to our consolidated condensed results of operations, and these results are reported as the Programmable Solutions Group in "Note 23: Operating Segments Information."
The unaudited pro forma financial results combine the historical results of Intel and Altera for 2016 and 2015 along with the historical results of other businesses acquired during 2016. The results include the effects of pro forma adjustments as if the businesses acquired in 2016 were acquired at the beginning of Intel's 2015 fiscal year. The pro forma results for the three months ended June 27, 2015 include a non-recurring inventory valuation adjustment of $161 million. The pro forma results for the six months ended June 27, 2015 include non-recurring adjustments of $387 million for the inventory valuation adjustment, $64 million for deferred income (net of the impact of cost of goods sold) and $94 million for other acquisition-related transaction costs, all of which reduce pro forma net income.
The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of the beginning of our 2015 fiscal year.

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Net revenue	$13,533	$13,609	$27,334	$26,727
Net income	$1,458	$2,381	$3,855	$3,980
Diluted earnings per share	$0.30	$0.48	$0.79	$0.81

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Goodwill
Goodwill activity for the first six months of 2016 was as follows:

(In Millions)	Dec 26, 2015	Acquisitions	Transfers	Other	Jul 2, 2016
Client Computing Group (CCG)	$4,078	$12	$213	$—	$4,303
Data Center Group (DCG)	2,404	2,437	177	—	5,018
Internet of Things Group (IOTG)	428	590	36	—	1,054
Non-Volatile Memory Solutions Group (NSG)	—	—	—	—	—
Intel Security Group (ISecG)	3,599	—	—	1	3,600
Software and Services Group (SSG)	441	—	(441)	—	—
Programmable Solutions Group (PSG)	—	2,475	—	1	2,476
All other	382	144	15	—	541
Total	$11,332	$5,658	$—	$2	$16,992
During the first quarter of 2016, we completed the acquisition of Altera and formed PSG. The goodwill recognized from this acquisition was allocated among PSG, DCG, and IOTG based on the relative fair value provided by the acquisition, which reflected the estimated synergistic value generated within DCG and IOTG by incorporating Altera's intellectual property into Intel's future process technology and products. For further information, see "Note 8: Acquisitions."
We previously disclosed the goodwill for ISecG and SSG as part of the aggregated software and services operating segments. During the first quarter of 2016, we elected to separately disclose the results of ISecG and determined SSG was no longer an operating segment; accordingly, its goodwill was re-allocated to other operating segments based on the relative fair value. Additionally, we formed the New Technology Group (NTG), which includes products designed for wearables, cameras, drones, and other market segments. The substantial majority of goodwill under "all other" is attributable to NTG, the remainder of which is unallocated from recent acquisitions in the first quarter of 2016. For further information, see "Note 23: Operating Segments Information."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	July 2, 2016
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$8,629	$(2,642)	$5,987
Acquisition-related customer relationships	2,743	(1,274)	1,469
Acquisition-related brands	129	(52)	77
Licensed technology and patents	3,065	(1,312)	1,753
Identified intangible assets subject to amortization	14,566	(5,280)	9,286
Acquisition-related brands	767	—	767
Other intangible assets	768	—	768
Identified intangible assets not subject to amortization	1,535	—	1,535
Total identified intangible assets	$16,101	$(5,280)	$10,821

	December 26, 2015
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,928	$(2,276)	$652
Acquisition-related customer relationships	1,738	(1,219)	519
Acquisition-related brands	59	(55)	4
Licensed technology and patents	3,017	(1,200)	1,817
Identified intangible assets subject to amortization	7,742	(4,750)	2,992
Acquisition-related brands	767	—	767
Other intangible assets	174	—	174
Identified intangible assets not subject to amortization	941	—	941
Total identified intangible assets	$8,683	$(4,750)	$3,933
As a result of our acquisition of Altera during the first quarter of 2016, we recorded $7.6 billion of identified intangible assets. For further information about these acquired identified intangible assets, see "Note 8: Acquisitions."
Amortization expenses, with presentation location on the consolidated condensed statements of income, for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Acquisition-related developed technology	Cost of sales	$235	$75	$470	$195
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	82	66	165	126
Acquisition-related brands	Amortization of acquisition-related intangibles	7	2	14	4
Licensed technology and patents	Cost of sales	71	71	142	140
Total amortization expenses		$395	$214	$791	$465

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Based on identified intangible assets that are subject to amortization as of July 2, 2016, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2016	2017	2018	2019	2020
Acquisition-related developed technology	$467	$795	$780	$776	$742
Acquisition-related customer relationships	163	241	141	124	121
Acquisition-related brands	11	13	13	13	13
Licensed technology and patents	152	264	212	200	174
Total future amortization expenses	$793	$1,313	$1,146	$1,113	$1,050
Note 11: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Jul 2, 2016	Dec 26, 2015
Equity method investments	$1,700	$1,590
Non-marketable cost method investments	3,092	2,933
Non-current deferred tax assets	701	1,052
Pre-payments for property, plant and equipment	457	623
Loans receivable	558	642
Grants receivable	310	318
Reverse repurchase agreements	250	350
Other	997	657
Total other long-term assets	$8,065	$8,165
During the first six months of 2016, we received and transferred $156 million of equipment from pre-payments for property, plant and equipment to property, plant and equipment. Substantially all of the equipment was prepaid in 2013 and 2014. We recognized the pre-payments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.
Note 12: Restructuring and Other Charges
Restructuring and other charges by program for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
2016 Restructuring Program	$1,414	$—	$1,414	$—
2013 and 2015 Restructuring Programs	—	248	—	353
Total restructuring and other charges	$1,414	$248	$1,414	$353
2016 Restructuring Program
In the second quarter of 2016, our management approved and commenced the 2016 Restructuring Program to accelerate our transformation from a PC company to one that powers the cloud and billions of smart, connected computing devices. Under this program, we are in the process of closing certain facilities and reducing headcount globally to align our operations with evolving business needs and improve efficiencies. We expect these actions to be substantially completed by the second quarter of 2017.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restructuring and other charges by type for the 2016 Restructuring Program for the period were as follows:

	Three Months Ended	Six Months Ended
(In Millions)	Jul 2, 2016	Jul 2, 2016
Employee severance and benefit arrangements	$1,414	$1,414
Asset impairments and other restructuring charges	—	—
Total restructuring and other charges	$1,414	$1,414
Restructuring and other activity for the 2016 Restructuring Program for the first six months of 2016 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 26, 2015	$—	$—	$—
Additional accruals	1,336	—	1,336
Adjustments	—	—	—
Cash payments	(604)	—	(604)
Non-cash settlements	—	—	—
Accrued restructuring balance as of July 2, 2016	$732	$—	$732
We recorded the accruals as restructuring and other charges in the consolidated condensed statement of income and within the "all other" operating segments category. Substantially all of the accrued restructuring balance as of July 2, 2016 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets. The remaining accruals were recorded as an increase to our pension liability and are not included in our accrued restructuring balance.
The program is on track to meet our previously announced goal of a net reduction of approximately 12,000 positions globally.
2013 and 2015 Restructuring Programs
We had no restructuring and other charges associated with our 2013 and 2015 Restructuring Programs in the first six months of 2016 due to the completion of these programs in 2015. As of July 2, 2016, the remaining liability associated with both programs is $28 million ($70 million as of December 26, 2015). A majority of this liability is expected to be paid within the next 12 months and was recorded as a current liability. For more information about these programs, see "Restructuring and Asset Impairment Charges" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.
Note 13: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Jul 2, 2016	Dec 26, 2015
Deferred income on shipments of components to distributors	$1,484	$920
Deferred income from software, services and other	1,323	1,268
Current deferred income	2,807	2,188
Non-current deferred income from software, services and other	468	530
Total deferred income	$3,275	$2,718
We classify non-current deferred income from software, services and other within other long-term liabilities on the consolidated condensed balance sheets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 14: Borrowings
Short-Term Debt
Our short-term debt at the end of each period was as follows:

(In Millions)	Jul 2, 2016	Dec 26, 2015
Drafts payable	$15	$41
Commercial paper	1,442	—
Current portion of long-term debt	3,111	2,602
Less: debt issuance costs associated with the current portion of long-term debt	(8)	(9)
Total short-term debt	$4,560	$2,634
We have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion under our commercial paper program. Maximum borrowings under our commercial paper program in the first six months of 2016 were $3.0 billion ($900 million in the first six months 2015). We had $1.4 billion outstanding commercial paper as of July 2, 2016 (none outstanding as of December 26, 2015). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of July 2, 2016.
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
During the second quarter of 2016, the closing stock price conversion right condition of the 2009 debentures continued to be met and the debentures will be convertible at the option of the holders during the third quarter of 2016. As a result, the $1.1 billion carrying amount of the 2009 debentures was classified as short-term debt on our consolidated condensed balance sheet as of July 2, 2016 ($1.1 billion as of December 26, 2015). The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $890 million has been classified as temporary equity on our consolidated condensed balance sheet as of July 2, 2016 ($897 million as of December 26, 2015). In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and the temporary equity would be reclassified to stockholders’ equity on our consolidated condensed balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Long-Term Debt
Our indebtedness is carried at amortized cost net of applicable hedge adjustments. Our long-term debt at the end of each period was as follows:

(In Millions)	Maturity Date	Stated Interest Rate	Jul 2, 2016	Dec 26, 2015
Second quarter 2016 debt issuance of $2.8 billion
Senior notes	May 2021	1.70%	$499	$—
Senior notes	May 2026	2.60%	997	—
Senior notes	May 2046	4.10%	1,243	—
First quarter 2016 acquired Altera debt of $1.5 billion
Senior notes	May 2017	1.75%	501	—
Senior notes	November 2018	2.50%	605	—
Senior notes	November 2023	4.10%	426	—
Fourth quarter 2015 debt issuance of $915 million
Senior notes	December 2045	4.70%	949	908
Fourth quarter 2015 Australian dollar-denominated debt issuance of A$800 million
Senior notes[1]	December 2019	3.25%	186	181
Senior notes[1]	December 2022	4.00%	409	397
Third quarter 2015 debt issuance of $1.0 billion
Senior notes	August 2045	4.90%	1,031	1,009
Third quarter 2015 debt issuance of $7.0 billion
Senior notes	July 2020	2.45%	1,749	1,748
Senior notes	July 2022	3.10%	1,044	996
Senior notes	July 2025	3.70%	2,280	2,247
Senior notes	July 2045	4.90%	1,998	1,998
2012 debt issuance of $6.2 billion
Senior notes	December 2017	1.35%	2,999	2,999
Senior notes	December 2022	2.70%	1,571	1,492
Senior notes	December 2032	4.00%	745	744
Senior notes	December 2042	4.25%	924	924
2011 debt issuance of $5.0 billion
Senior notes	October 2016	1.95%	1,500	1,499
Senior notes	October 2021	3.30%	1,998	1,997
Senior notes	October 2041	4.80%	1,491	1,490
2009 debt issuance of $2.0 billion
Junior subordinated convertible debentures	August 2039	3.25%	1,110	1,103
2005 debt issuance of $1.6 billion
Junior subordinated convertible debentures	December 2035	2.95%	983	975
Long-term debt			27,238	22,707
Less: current portion of long-term debt			(3,111)	(2,602)
Less: debt issuance costs			(74)	(69)
Total long-term debt			$24,053	$20,036

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the second quarter of 2016 we issued a total of $2.8 billion aggregate principal amount of senior unsecured notes to refinance existing indebtedness, including our 1.95% senior notes due 2016 and a portion of our 1.35% senior notes due 2017.
During the first quarter of 2016, in connection with our completed acquisition of Altera, we acquired a total of $1.5 billion aggregate principal amount of senior unsecured notes.
All of our senior notes pay a fixed rate of interest semiannually. We may redeem the notes prior to their maturity at our option at specified redemption prices and subject to certain restrictions. The obligations under the notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.
For further information on our debt instruments, see the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.
Note 15: Retirement Benefit Plans
Pension and Postretirement Benefit Plans
For eligible employees, former employees, and retirees, we provide various defined-benefit pension benefits and postretirement medical benefits. In conjunction with our 2016 Restructuring Program, our U.S. Minimum Pension Plan and U.S. Postretirement Medical Benefit Plan assets and liabilities were remeasured during the second quarter of 2016. For more information on the 2016 Restructuring Program, please see "Note 12: Restructuring and Other Charges".

The remeasurements of the plans resulted in an increase to the plan benefit obligations for the U.S. Minimum Pension Plan and the U.S. Postretirement Medical Benefit Plan of approximately $450 million and $90 million, respectively. The increases primarily resulted from updated demographic experience and a decrease in discount rates. Curtailment charges were not significant in the quarter the plans were remeasured. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.
Note 16: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In connection with our completed acquisition of Altera in the first quarter of 2016, we assumed two equity incentive plans with outstanding unvested stock options and RSUs. The assumed stock options and RSUs generally retained the terms and conditions under which they were originally granted. We will not grant additional shares under these assumed plans.
As of July 2, 2016, 215 million shares of common stock remained available for future grant under the 2006 Equity Incentive Plan through June 2018.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. As of July 2, 2016, 172 million shares of common stock remained available for issuance under the 2006 Stock Purchase Plan through August 2021.
Share-Based Compensation
Share-based compensation expense recognized was $364 million in the second quarter of 2016 and $812 million in the first six months of 2016 ($332 million in the second quarter of 2015 and $700 million in the first six months of 2015).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restricted Stock Unit Awards
We estimate the fair value of RSU awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our shares of common stock prior to vesting. We estimate the fair value of market-based restricted stock units, referred to in our 2016 Proxy Statement as outperformance restricted stock units (OSUs), using a Monte Carlo simulation model on the date of grant. We based the weighted average estimated value of RSU grants, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, for each period as follows:

	Three Months Ended		Six Months Ended
	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Estimated values	$28.98	$30.33	$29.56	$31.76
Risk-free interest rate	0.8%	0.6%	0.9%	0.6%
Dividend yield	3.3%	2.9%	3.3%	2.9%
Volatility	25%	n/a	23%	27%
Restricted stock unit activity in the first six months of 2016 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 26, 2015	107.4	$26.93
Granted	49.7	$29.56
Assumed in acquisition	7.3	$33.79
Vested	(43.7)	$26.06
Forfeited	(6.7)	$27.96
July 2, 2016	114.0	$28.79
The aggregate fair value of awards that vested in the first six months of 2016 was $1.4 billion, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in first six months of 2016 was $1.1 billion. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
As of July 2, 2016, 6.8 million of the outstanding RSUs were OSUs. We granted 0.1 million OSUs in the three months ended July 2, 2016 and 3.5 million in the six months ended July 2, 2016.
Stock Purchase Plan
Employees purchased 9.2 million shares of common stock in the first six months of 2016 for $227 million (8.1 million shares of common stock in the first six months of 2015 for $234 million) under the 2006 Stock Purchase Plan.
Note 17: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of July 2, 2016, $7.8 billion remained available for repurchase under the existing repurchase authorization limit.
During the second quarter of 2016, we repurchased 26.0 million shares of common stock at a cost of $799 million (23.6 million shares of common stock at a cost of $750 million during the second quarter of 2015). During the first six months of 2016, we repurchased 52.8 million shares of common stock at a cost of $1.6 billion (44.9 million shares of common stock at a cost of $1.5 billion in the first six months of 2015). We have repurchased 4.8 billion shares of common stock at a cost of $106.5 billion since the program began in 1990.

Restricted Stock Unit Withholdings
We issue RSUs as part of our equity incentive plans. For the majority of RSUs granted, the number of shares of common stock issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated condensed financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the first six months of 2016, we withheld 12.7 million shares of common stock to satisfy $394 million (12.2 million shares of common stock to satisfy $399 million during the first six months of 2015) of employees’ tax obligations.
Note 18: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Share of equity method investee losses, net	$(12)	$(11)	$(20)	$(59)
Impairments	(60)	(41)	(89)	(79)
Gains on sales, net	419	53	515	99
Dividends	74	47	74	47
Other, net	57	52	20	124
Total gains (losses) on equity investments, net	$478	$100	$500	$132
Gains on sales, net for the three and six months ended July 2, 2016 includes $407 million net realized gains related to sales of a portion of our interest in ASML Holding N.V. (ASML) (no ASML sales during the first six months of 2015).
Note 19: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Interest income	$51	$28	$103	$60
Interest expense	(187)	(53)	(395)	(95)
Other, net	10	12	84	48
Total interest and other, net	$(126)	$(13)	$(208)	$13
Interest expense in the preceding table is net of $24 million of interest capitalized in the second quarter of 2016 and $46 million of interest capitalized in the first six months of 2016 ($69 million in the second quarter of 2015 and $150 million in the first six months of 2015).
We recognized an interest and other, net loss in the first six months of 2016 compared to a net gain in the first six months of 2015 primarily due to higher interest expense related to our $13.8 billion aggregate principal amount of 2015 and 2016 senior notes. For further information, see "Note 14: Borrowings."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 20: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Net income available to common stockholders	$1,330	$2,706	$3,376	$4,698
Weighted average shares of common stock outstanding—basic	4,729	4,759	4,725	4,750
Dilutive effect of employee equity incentive plans	49	62	57	72
Dilutive effect of convertible debt	88	88	88	90
Weighted average shares of common stock outstanding—diluted	4,866	4,909	4,870	4,912
Basic earnings per share of common stock	$0.28	$0.57	$0.71	$0.99
Diluted earnings per share of common stock	$0.27	$0.55	$0.69	$0.96
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
Stock options and RSUs could potentially be included in the diluted earnings per share of common stock calculation in the future if the average market value of the shares of common stock increases and is greater than the exercise price of these options. During the second quarter of 2016, we excluded on average 1 million outstanding stock options and RSUs from the computation of diluted earnings per common share because these would have been antidilutive (1 million for the second quarter of 2015). During the first six months of 2016, no outstanding stock options and RSUs were excluded from the computation of diluted earnings per share of common stock (2 million for the first six months of 2015 because these shares of common stock would have been antidilutive).
In the second quarter of 2016 and 2015, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 21: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2016 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 26, 2015	$1,749	$8	$(266)	$(40)	$(876)	$(515)	$60
Other comprehensive income (loss) before reclassifications	402	—	282	—	(508)	1	177
Amounts reclassified out of accumulated other comprehensive income (loss)	(488)	—	35	4	26	—	(423)
Tax effects	31	(3)	(104)	(1)	183	—	106
Other comprehensive income (loss)	(55)	(3)	213	3	(299)	1	(140)
July 2, 2016	$1,694	$5	$(53)	$(37)	$(1,175)	$(514)	$(80)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, with presentation location, for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended		Six Months Ended
Comprehensive Income Components	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015	Location
Unrealized holding gains (losses)[1] on available-for-sale investments:
	$402	$20	$488	$74	Gains (losses) on equity investments, net
	1	—	—	—	Interest and other, net
	403	20	488	74
Unrealized holding gains (losses) on derivatives:
Currency forwards	(17)	(93)	(59)	(136)	Cost of sales
	7	(48)	(3)	(95)	Research and development
	3	(13)	(1)	(22)	Marketing, general and administrative
	10	—	10	—	Gains (losses) on equity investments, net
Other instruments	1	—	1	—	Gains (losses) on equity investments, net
	(17)	—	17	—	Interest and other, net
	(13)	(154)	(35)	(253)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(2)	(2)	(4)	(4)
Actuarial gains (losses)	(14)	(14)	(26)	(28)
	(16)	(16)	(30)	(32)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$374	$(150)	$423	$(211)

[1]	We determine the cost of the investment sold based on an average cost basis at the individual security level.
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016, and we await its decision.

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
All California class actions were consolidated in the Superior Court of California in Santa Clara County. In March 2008, the plaintiffs in the California actions moved for class certification, which we opposed. In February 2015, the court granted plaintiffs' request for leave to retain a new expert and to amend their previous motion for class certification. In March 2016, the court denied plaintiffs’ amended class certification motion, and plaintiffs filed a motion for reconsideration. The parties subsequently agreed to settle the case, and the lawsuit was dismissed in July 2016.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 23: Operating Segments Information
Our operating segments in effect as of July 2, 2016 include:

• Client Computing Group (CCG)	• Intel Security Group (ISecG)
• Data Center Group (DCG)	• Programmable Solutions Group (PSG)
• Internet of Things Group (IOTG)	• All other
• Non-Volatile Memory Solutions Group (NSG)	• New Technology Group (NTG)
During the first quarter of 2016, we formed PSG as a result of our acquisition of Altera. For further information, see "Note 8: Acquisitions." Additionally, we formed NTG, which includes products designed for wearables, cameras, drones, and other market segments, and determined Software and Services Group is no longer an operating segment. All prior-period amounts have been retrospectively adjusted to reflect the way we internally manage and monitor segment performance starting in fiscal year 2016 and include other minor reorganizations.
The Chief Operating Decision Maker (CODM) is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
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
The “all other” category includes revenue, expenses, and charges such as:

•	results of operations from NTG;

•	amounts included within restructuring and other charges;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	divested businesses for which discrete operating results are not regularly reviewed by our CODM;

•	results of operations of start-up businesses that support our initiatives, including our foundry business; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2016	Jun 27, 2015	Jul 2, 2016	Jun 27, 2015
Net revenue:
Client Computing Group
Platform	$6,938	$7,130	$14,137	$14,186
Other	400	407	750	771
	7,338	7,537	14,887	14,957
Data Center Group
Platform	3,718	3,573	7,425	6,985
Other	309	279	601	548
	4,027	3,852	8,026	7,533
Internet of Things Group
Platform	497	487	1,068	949
Other	75	72	155	143
	572	559	1,223	1,092
Non-Volatile Memory Solutions Group	554	696	1,111	1,288
Intel Security Group	537	488	1,074	967
Programmable Solutions Group	465	—	824	—
All other	40	63	90	139
Total net revenue	$13,533	$13,195	$27,235	$25,976
Operating income (loss):
Client Computing Group	$1,911	$1,603	$3,796	$3,014
Data Center Group	1,765	1,843	3,529	3,542
Internet of Things Group	89	145	212	232
Non-Volatile Memory Solutions Group	(224)	92	(319)	164
Intel Security Group	97	22	182	37
Programmable Solutions Group	(62)	—	(262)	—
All other	(2,258)	(809)	(3,252)	(1,478)
Total operating income	$1,318	$2,896	$3,886	$5,511

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three and six months ended July 2, 2016 to the three and six months ended June 27, 2015.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

•	Contractual Obligations. Material changes, outside our ordinary course of business, to our significant contractual obligations as of December 26, 2015.
This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 26, 2015. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 1, 2016.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview
In Q2 2016, our management approved and commenced the 2016 Restructuring Program to accelerate our transformation from a PC company to one that powers the cloud and billions of smart, connected computing devices.

Virtuous Cycle of Growth
Our vision is if it is smart and connected, it is best with Intel®. As a result, our strategy is to drive a “Virtuous Cycle of Growth” that enables both the expansion of the data center and the proliferation of smart and connected things and devices and to continue to drive “Moore’s Law.” As more “things and devices” become smart and connected to the cloud, there is greater demand for data centers to not only connect these devices, but also to capture and analyze the data they create. In addition, our improvements in memory technology and field-programmable gate array (FPGA) technology, will enable new classes of platforms that meet customer needs in the “cloud and data center” and “things and devices” market segments. Threading this altogether is connectivity, which enables access to the cloud and an always-connected world. Further enhanced by the economics of Moore’s Law, the Virtuous Cycle of Growth drives synergistic growth in our Client Computing Group (CCG), Data Center Group (DCG), Internet of Things Group (IOTG), Non-Volatile Memory Solutions Group (NSG), and Programmable Solutions Group (PSG) operating segments. For additional information regarding our strategy, see "Business" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 26, 2015.

Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q2 2016	Q1 2016	Change	Q2 2016	Q2 2015	Change
Net revenue	$13,533	$13,702	$(169)	$13,533	$13,195	$338
Gross margin	$7,973	$8,130	$(157)	$7,973	$8,248	$(275)
Gross margin percentage	58.9%	59.3%	(0.4)%	58.9%	62.5%	(3.6)%
Operating income	$1,318	$2,568	$(1,250)	$1,318	$2,896	$(1,578)
Net income	$1,330	$2,046	$(716)	$1,330	$2,706	$(1,376)
Diluted earnings per common share	$0.27	$0.42	$(0.15)	$0.27	$0.55	$(0.28)
Effective tax rate	20.4%	18.4%	2.0%	20.4%	9.3%	11.1%
Our Q2 2016 net revenue of $13.5 billion was up 3% from Q2 2015 and in line with our Business Outlook provided in April 2016. We saw slightly better than expected CCG and DCG revenue, which was partially offset by weakness in NSG and IOTG. Compared to Q2 2015, the higher revenue was driven by higher average selling prices and the operating results of PSG from the Q1 2016 acquisition of Altera. These increases in revenue were partially offset by lower platform unit sales and lower NSG revenue.
Gross margin of 58.9%, including approximately 3.0 pts of Altera and other non-cash acquisition-related charges, is 0.9 pts above the midpoint of our previous Business Outlook of 58.0% and is down 3.6 points from Q2 2015. Operating income for the second quarter was $1.3 billion, down 54% on a year-on-year basis primarily driven by the restructuring charge and amortization of acquisition related intangibles. The tax rate for the quarter was 20.4%. Net income for the second quarter was $1.3 billion, down 51% on a year-on-year basis. Earnings per share was $0.27, down 28 cents on a year-on-year basis.
Our 2016 Restructuring Program is on-track and will drive long-term change as we increase our investments in the products and technologies that fuel our future growth. As a result of our restructuring program we recorded $1.4 billion in restructuring charges for the quarter. For additional information about the charges and savings from the restructuring programs, see "Restructuring and Other Charges" in the MD&A.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Compared to Q2 2015, CCG revenue was down 3% and operating income increased 19%. DCG revenue was up 5% and operating income was down 4%. IOTG revenue was up 2% and operating income was down 39%. NSG revenue was down 20% and operating loss was at $224 million. PSG recognized $465 million in revenue and operating loss was at $62 million, which includes acquisition-related inventory valuation adjustment of $161 million. Intel Security Group (ISecG) revenue was up 10% and operating income was $97 million.
Our business continues to generate significant cash with $3.8 billion of cash from operations in Q2 2016. During Q2 2016, we purchased $2.3 billion in capital assets and returned cash to stockholders by paying $1.2 billion in dividends and repurchasing $804 million of common stock through our stock repurchase program. Additionally, our Board of Directors declared a quarterly cash dividend in July 2016 of $0.26 per share of common stock to be paid in September 2016. We ended Q2 2016 with $17.7 billion of cash and cash equivalents, short-term investments, and trading assets, up $2.6 billion from the first quarter. In Q2 2016, we issued a total of $2.8 billion of long-term debt to refinance existing indebtedness. As of July 2, 2016, total debt was $28.6 billion.
Our Business Outlook for Q3 2016 and full-year 2016 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general, and administrative (MG&A), restructuring, and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.
The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the SEC and at other times. The forward-looking statements in the Business Outlook and reiterated or updated in this Form 10-Q will be effective through the close of business on September 16, 2016 unless updated earlier or except as specifically noted otherwise in the Business Outlook. From the close of business on September 16, 2016 until our next quarterly earnings release is published, currently scheduled for October 18, 2016, we will observe a “quiet period.”
During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on July 20, 2016, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Second Quarter of 2016 Compared to Second Quarter of 2015
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q2 2016		Q2 2015
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$13,533	100.0%	$13,195	100.0%
Cost of sales	5,560	41.1%	4,947	37.5%
Gross margin	7,973	58.9%	8,248	62.5%
Research and development	3,145	23.2%	3,087	23.4%
Marketing, general and administrative	2,007	14.8%	1,949	14.8%
Restructuring and other charges	1,414	10.5%	248	1.9%
Amortization of acquisition-related intangibles	89	0.7%	68	0.5%
Operating income	1,318	9.7%	2,896	21.9%
Gains (losses) on equity investments, net	478	3.5%	100	0.8%
Interest and other, net	(126)	(0.9)%	(13)	(0.1)%
Income before taxes	1,670	12.3%	2,983	22.6%
Provision for taxes	340	2.5%	277	2.1%
Net income	$1,330	9.8%	$2,706	20.5%

Diluted earnings per common share	$0.27		$0.55
Our net revenue in Q2 2016 increased by $338 million, or 3%, compared to Q2 2015. The higher revenue is driven by higher average selling prices, up 13% due to a lower mix of tablet and phone platform unit sales and a higher mix of DCG platform unit sales, along with the operating results of PSG from the Q1 2016 acquisition of Altera Corporation (Altera). These increases in revenue were partially offset by lower platform unit sales of 13%, which were driven by lower tablet and phone, notebook, and desktop platform unit sales. To a lesser extent, the increase in revenue was partially offset by lower NSG revenue.
Our overall gross margin percentage was 58.9% in Q2 2016, down from 62.5% in Q2 2015. The decrease in gross margin percentage was primarily driven by Altera and other acquisition-related charges, NSG ramp, lower platform volume, higher platform unit cost, and higher factory start-up. The decrease in gross margin percentage was partially offset by higher platform average selling prices. We derived most of our overall gross margin dollars for Q2 2016 and Q2 2015 from the sale of platforms in the CCG and DCG operating segments. Our overall gross margin dollars in Q2 2016 decreased by $275 million, or 3.3%, compared to Q2 2015. The following results drove the change in gross margin in Q2 2016 compared to Q2 2015 by approximately the amounts indicated:

(In Millions)	Gross Margin Reconciliation (Q2 2016 compared to Q2 2015):
$(320)	Altera and other acquisition-related charges
(280)	Lower NSG revenue, primarily driven by lower average selling prices
(145)	Higher platform unit costs, primarily driven by the ramp of our 14nm DCG products
(100)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
300	PSG revenue from acquisition of Altera
280	Higher gross margin from platform revenue[1]
(10)	Other
$(275)

[1]
Higher gross margin from platform revenue was driven by higher average selling prices, which were partially offset by lower platform unit sales. The increase in platform average selling prices was due to a shift in market segment mix from tablet and phone to DCG platform.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(Dollars in Millions)	Q2 2016	Q2 2015	Change	% Change
Platform revenue	$6,938	$7,130	$(192)	(3)%
Other revenue	400	407	(7)	(2)%
Net revenue	$7,338	$7,537	$(199)	(3)%
Operating income	$1,911	$1,603	$308	19%
CCG platform unit sales				(15)%
CCG platform average selling prices				13%
Within the CCG operating segment, the following results, drove the change in revenue in Q2 2016 compared to Q2 2015.

(In Millions)	Revenue Reconciliation (Q2 2016 compared to Q2 2015):
$(205)	Lower notebook platform unit sales, down 5%
(122)	Lower desktop platform unit sales, down 7%
75	Higher notebook platform average selling prices, up 2%
41	Higher desktop platform average selling prices, up 1%
12	Other
$(199)
The following results drove the change in CCG operating income in Q2 2016 compared to Q2 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (Q2 2016 compared to Q2 2015):
$205	Lower CCG operating expense
130	Higher gross margin from CCG platform revenue[1]
(110)	Higher CCG factory start-up costs, primarily driven by the ramp of our 10nm process technology
83	Other
$308

[1]
Higher gross margin from CCG platform revenue was driven by higher CCG platform average selling prices, partially offset by lower CCG platform volume. CCG platform average selling prices increased due to a market segment mix from tablet and phone to desktop and higher average selling prices on notebook platform.

[1]
Higher gross margin from higher CCG platform revenue was driven by higher CCG platform average selling prices, partially offset by lower CCG platform unit sales. CCG platform average selling prices increased due to a market segment mix from phone and tablet platforms and higher average selling prices on desktop platform.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(Dollars in Millions)	Q2 2016	Q2 2015	Change	% Change
Platform revenue	$3,718	$3,573	$145	4%
Other revenue	309	279	30	11%
Net revenue	$4,027	$3,852	$175	5%
Operating income	$1,765	$1,843	$(78)	(4)%
DCG platform unit sales				5%
DCG platform average selling prices				(1)%
Our DCG platform revenue increased primarily due to strong growth in the cloud and communication service provider market segments. The following results, drove the change in DCG revenue in Q2 2016 compared to Q2 2015.

(In Millions)	Revenue Reconciliation (Q2 2016 compared to Q2 2015):
$191	Higher DCG platform unit sales, up 5%
(46)	Lower DCG platform average selling prices, down 1%
30	Other
$175
The following results, drove the change in DCG operating income in Q2 2016 compared to Q2 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (Q2 2016 compared to Q2 2015):
$(130)	Higher DCG platform unit costs, primarily driven by the ramp of our 14nm DCG products
125	Higher DCG platform revenue
(73)	Other
$(78)
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(Dollars in Millions)	Q2 2016	Q2 2015	Change	% Change
Platform revenue	$497	$487	$10	2%
Other revenue	75	72	3	4%
Net revenue	$572	$559	$13	2%
Operating income	$89	$145	$(56)	(39)%
Operating income for the IOTG operating segment decreased in Q2 2016 compared to Q2 2015, driven by higher IOTG platform operating expense.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Volatile Memory Solutions Group
The revenue and operating income (loss) for the NSG operating segment for each period were as follows:

(Dollars in Millions)	Q2 2016	Q2 2015	Change	% Change
Net revenue	$554	$696	$(142)	(20)%
Operating income (loss)	$(224)	$92	$(316)	n/m

Net revenue for the NSG operating segment decreased in Q2 2016 compared to Q2 2015, primarily driven by lower average selling prices from competitive pricing pressures.
Operating income for the NSG operating segment decreased in Q2 2016 compared to Q2 2015, driven by lower revenue, higher start-up costs on the ramp of our 3D NAND flash memory in our Dalian, China facility, and higher spending on 3D XPointTM technology.
Intel Security Group
The revenue and operating income for the ISecG operating segment for each period were as follows:

(Dollars in Millions)	Q2 2016	Q2 2015	Change	% Change
Net revenue	$537	$488	$49	10%
Operating income	$97	$22	$75	n/m
Net revenue for the ISecG operating segment increased in Q2 2016 compared to Q2 2015, driven primarily by higher sales in the consumer market segment.
Operating income for the ISecG operating segment increased in Q2 2016 compared to Q2 2015, driven primarily by higher gross margin and lower operating expense.
Programmable Solutions Group
The revenue and operating income (loss) for the PSG operating segment for each period were as follows:

(Dollars in Millions)	Q2 2016	Q2 2015	Change
Net revenue	$465	$—	$465
Operating income (loss)	$(62)	$—	$(62)
Net revenue for the PSG operating segment in Q2 2016 is due to the acquisition of Altera in Q1 2016.
Operating loss for PSG in Q2 2016 was due to the acquisition of Altera in Q1 2016. The operating loss for PSG was impacted by acquisition-related inventory valuation adjustments. We incurred approximately $161 million of additional cost of sales charges during the period that would have been excluded from Q2 2016 if the acquired inventory had not been remeasured to fair value upon acquisition and then sold through to end customers resulting in zero margin on that inventory for the period.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	Q2 2016	Q2 2015
Research and development (R&D)	$3,145	$3,087
Marketing, general and administrative (MG&A)	$2,007	$1,949
R&D and MG&A as percentage of net revenue	38.1%	38.2%
Restructuring and other charges	$1,414	$248
Amortization of acquisition-related intangibles	$89	$68
Research and Development
R&D increased by $58 million, or 2%, in Q2 2016 compared to Q2 2015. The increase was driven by higher investment in products, primarily memory, Internet of Things, new devices, and servers, as well as PSG expenses. This increase was partially offset by lower depreciation expense in Q2 2016 due to a change at the beginning of fiscal year 2016 to the estimated useful life of our machinery and equipment in our wafer fabrication facilities and savings from the implementation of efficiencies within our CCG operating segment.
Marketing, General and Administrative
MG&A increased by $58 million, or 3%, in Q2 2016 compared to Q2 2015. This increase was driven by PSG expenses and partially offset by savings from the implementation of efficiencies within our CCG operating segment.
Restructuring and Other Charges
Restructuring and other charges by program for each period were as follows:

(In Millions)	Q2 2016	Q2 2015
2016 Restructuring Program	$1,414	$—
2013 and 2015 Restructuring Programs	—	248
Total restructuring and other charges	$1,414	$248
2016 Restructuring Program. In Q2 2016, our management approved and commenced the 2016 Restructuring Program to accelerate our transformation from a PC company to one that powers the cloud and billions of smart, connected computing devices. Under this program, we are in the process of closing certain facilities and reducing headcount globally to align our operations with evolving business needs and improve efficiencies. We expect these actions to be substantially completed by Q2 2017.
Restructuring and charges by type for the 2016 Restructuring Program for the period were as follows:

(In Millions)	Q2 2016
Employee severance and benefit arrangements	$1,414
Asset impairments and other restructuring charges	—
Total restructuring and other charges	$1,414
2013 and 2015 Restructuring Programs. We had no restructuring and other charges associated with our 2013 and 2015 Restructuring Programs in Q2 2016 due to the completion of these programs in 2015.
For further discussion, see "Results of Operations – First Six Months of 2016 Compared to First Six Months of 2015."

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	Q2 2016	Q2 2015
Gains (losses) on equity investments, net	$478	$100
Interest and other, net	$(126)	$(13)
We recognized higher net gains on equity investments in Q2 2016 compared to Q2 2015 primarily due to net realized gains of $407 million related to sales of a portion of our interest in ASML Holding N.V. (ASML) in Q2 2016.
We recognized a higher interest and other net loss in Q2 2016 compared to Q2 2015 primarily due to higher interest expense related to our $13.8 billion aggregate principal amount of 2015 and 2016 senior notes. For further information on these transactions, see "Note 14: Borrowings."
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q2 2016	Q2 2015
Income before taxes	$1,670	$2,983
Provision for taxes	$340	$277
Effective tax rate	20.4%	9.3%

Most of the increase in our effective tax rate in Q2 2016 compared to Q2 2015 was primarily driven by one-time settlements in Q2 2015 and our decision during Q2 2015 to indefinitely reinvest prior years' non-U.S. earnings, which were partially offset by Q2 2016 benefits from a higher proportion of our income from lower taxed jurisdictions and the permanent reinstatement of the U.S. R&D tax credit in Q4 2015 which was not reflected in Q2 2015 effective tax rate.

Results of Operations – First Six Months of 2016 Compared to First Six Months of 2015
Certain consolidated condensed statements of income data as a percentage of net revenue for each period were as follows:

	YTD 2016		YTD 2015
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$27,235	100.0%	$25,976	100.0%
Cost of sales	11,132	40.9%	9,998	38.5%
Gross margin	16,103	59.1%	15,978	61.5%
Research and development	6,391	23.4%	6,082	23.4%
Marketing, general and administrative	4,233	15.5%	3,902	15.0%
Restructuring and other charges	1,414	5.2%	353	1.4%
Amortization of acquisition-related intangibles	179	0.7%	130	0.5%
Operating income	3,886	14.3%	5,511	21.2%
Gains (losses) on equity investments, net	500	1.8%	132	0.5%
Interest and other, net	(208)	(0.8)%	13	0.1%
Income before taxes	4,178	15.3%	5,656	21.8%
Provision for taxes	802	2.9%	958	3.7%
Net income	$3,376	12.4%	$4,698	18.1%

Diluted earnings per common share	$0.69		$0.96
Our net revenue for the first six months of 2016 increased by $1.3 billion, or 5%, compared to the first six months of 2015. Our results for the first six months of 2016 reflected an extra workweek as compared to the first six months 2015. The higher revenue is driven by higher platform average selling prices, up 15% due to a lower mix of phone and tablet platform unit sales and a higher mix of DCG platform unit sales, and inclusion of operating results in PSG from the newly acquired Altera. These increases in revenue were partially offset by lower platform unit sales of 12%, which were driven by lower tablet and phone platform unit sales.
Our overall gross margin percentage decreased to 59.1% in the first six months of 2016 from 61.5% in the first six months of 2015. The decrease in gross margin percentage was primarily driven by Altera and other acquisition-related charges, higher platform unit costs, lower platform unit sales, NSG ramp, and higher factory start-up costs. The decrease in gross margin percentage was partially offset by higher platform average selling prices. We derived a substantial majority of our overall gross margin dollars for the first six months of 2016 and the first six months of 2015 from the sale of platforms in the CCG and DCG operating segments.

(In Millions)	Gross Margin Reconciliation (YTD 2016 compared to YTD 2015):
$1,105	Higher platform revenue[1]
595	PSG revenue from acquisition of Altera
(725)	Altera and other acquisition-related charges
(420)	Lower NSG revenue, primarily driven by lower average selling prices
(350)	Higher platform unit costs, primarily driven by the ramp of our 14nm products
(80)	Other
$125

[1]
Higher gross margin from platform revenue was driven by higher platform average selling prices, which were partially offset by lower platform unit sales. The increase in platform average selling prices was due to a shift in market segment mix from phone and tablet to DCG platform.

Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Platform revenue	$14,137	$14,186	$(49)	—%
Other revenue	750	771	(21)	(3)%
Net revenue	$14,887	$14,957	$(70)	—%
Operating income	$3,796	$3,014	$782	26%
CCG platform unit sales				(15)%
CCG platform average selling prices				16%
Within the CCG operating segment, the following results, drove the change in revenue in the first six months of 2016 compared to the first six months of 2015.

(In Millions)	Revenue Reconciliation (YTD 2016 compared to YTD 2015):
$(308)	Lower notebook platform unit sales, down 4%
(203)	Lower desktop platform unit sales, down 5%
219	Higher desktop platform average selling prices, up 4%
186	Reduction of cash consideration paid to customers on our mobile platforms
64	Higher notebook platform average selling prices, up 1%
(28)	Other
$(70)
The following results drove the change in CCG operating income in the first six months of 2016 compared to the first six months of 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (YTD 2016 compared to YTD 2015):
$580	Higher gross margin from CCG platform revenue[1]
315	Lower CCG operating expense
(155)	Higher CCG platform unit cost
(110)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
152	Other
$782

[1]
Higher gross margin from CCG platform revenue was driven by higher CCG platform average selling prices, partially offset by lower CCG platform unit sales. CCG platform average selling prices increased due to a market segment mix from phone and tablet platforms to desktop and notebook platforms.

Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Platform revenue	$7,425	$6,985	$440	6%
Other revenue	601	548	53	10%
Net revenue	$8,026	$7,533	$493	7%
Operating income	$3,529	$3,542	$(13)	—%
DCG platform unit sales				8%
DCG platform average selling prices				(2)%
Our DCG platform revenue increased primarily due to strong growth in the cloud and communication service provider market segments. The following results, drove the change in DCG revenue in the first six months of 2016 compared to the first six months of 2015.

(In Millions)	Revenue Reconciliation (YTD 2016 compared to YTD 2015):
$572	Higher DCG platform unit sales, up 8%
(132)	Lower DCG platform average selling prices, down 2%
53	Other
$493
The following results, drove the change in DCG operating income in the first six months of 2016 compared to first six months of 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (YTD 2016 compared to YTD 2015):
$(205)	Higher DCG operating expense
(190)	Higher DCG platform unit costs, primarily driven by the ramp of our 14nm DCG products
400	Higher DCG platform revenue
(18)	Other
$(13)
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Platform revenue	$1,068	$949	$119	13%
Other revenue	155	143	12	8%
Net revenue	$1,223	$1,092	$131	12%
Operating income	$212	$232	$(20)	(9)%
Net revenue for the IOTG operating segment increased in the first six months of 2016 compared to the first six months of 2015, primarily due to higher IOTG platform unit sales in the video, healthcare, and retail market segments.
Operating income for the IOTG operating segment decreased in the first six months of 2016 compared to the first six months of 2015, primarily driven by higher IOTG operating expenses partially offset by higher IOTG revenue.

Non-Volatile Memory Solutions Group
The revenue and operating income (loss) for the NSG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Net revenue	$1,111	$1,288	$(177)	(14)%
Operating income (loss)	$(319)	$164	$(483)	(295)%
Net revenue for the NSG operating segment decreased in the first six months of 2016 compared to the first six months of 2015, primarily due to lower average selling prices from competitive pricing pressure.
The operating results for the NSG operating segment decreased in the first six months of 2016 compared to the first six months of 2015, driven by lower revenue from competitive pricing pressures, higher start-up costs on the ramp of our 3D NAND flash memory in our Dalian, China facility, and higher spending on 3D XPointTM technology.
Intel Security Group
The revenue and operating income for the ISecG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Net revenue	$1,074	$967	$107	11%
Operating income	$182	$37	$145	392%

Net revenue for the ISecG operating segment increased in the first six months of 2016 compared to the first six months of 2015, driven by the consumer market segment.
The operating results for the ISecG operating segment increased in the first six months of 2016 compared to the first six months of 2015, driven by higher gross margin and lower operating expenses.
Programmable Solutions Group
The revenue and operating income (loss) for the PSG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Net revenue	$824	$—	$824
Operating income (loss)	$(262)	$—	$(262)
Net revenue in the first six months of 2016 is due to the revenue from the acquisition of Altera in Q1 2016. The net revenue results are impacted by acquisition-related charges regarding the revaluation of deferred revenue to fair value. As part of purchase price accounting, we have excluded approximately $99 million of revenue that would have been reported in the first six months of 2016 if PSG’s deferred revenue not been written down to fair value.
The operating loss for PSG was impacted by acquisition-related charges, primarily deferred revenue write down and inventory valuation adjustment. Due to the revaluation of deferred revenue to fair value, we excluded revenue and associated costs that would have created $64 million of operating income in the first six months of 2016. Additionally, we incurred approximately $387 million of additional cost of sales charges during the period that would have been excluded from the operating results for the first six months of 2016 if the acquired inventory not been remeasured to fair value upon acquisition and then sold through to end customers resulting in zero margin on that inventory for the period.

Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015
Research and development (R&D)	$6,391	$6,082
Marketing, general and administrative (MG&A)	$4,233	$3,902
R&D and MG&A as percentage of net revenue	39.0%	38.4%
Restructuring and other charges	$1,414	$353
Amortization of acquisition-related intangibles	$179	$130
Research and Development
R&D increased by $309 million, or 5%, in the first six months of 2016 compared to the first six months of 2015. This increase was driven by PSG expenses, higher investment in products, primarily memory, Internet of Things, servers, and new devices, as well as an extra workweek in 2016. These increases were partially offset by lower depreciation expense in 2016 due to a change at the beginning of fiscal year 2016 to the estimated useful life of our machinery and equipment in our wafer fabrication facilities and savings from the implementation of efficiencies within our CCG operating segment.
Marketing, General and Administrative
MG&A increased by $331 million, or 8%, in the first six months of 2016 compared to the first six months of 2015. This increase was driven by PSG expenses, higher marketing expenses, and an extra workweek in 2016.
Restructuring and Other Charges
Restructuring and other charges by program for each period were as follows:

(In Millions)	YTD 2016	YTD 2015
2016 Restructuring Program	$1,414	$—
2013 and 2015 Restructuring Programs	—	353
Total restructuring and other charges	$1,414	$353
2016 Restructuring Program. In Q2 2016, our management approved and commenced the 2016 Restructuring Program to accelerate our transformation from a PC company to one that powers the cloud and billions of smart, connected computing devices. Under this program, we are in the process of closing certain facilities and reducing headcount globally to align our operations with evolving business needs and improve efficiencies. We expect these actions to be substantially completed by Q2 2017.
Restructuring and other charges by type for the 2016 Restructuring Program for the period were as follows:

(In Millions)	YTD 2016
Employee severance and benefit arrangements	$1,414
Asset impairments and other restructuring charges	—
Total restructuring and other charges	$1,414
Restructuring and other activity for the 2016 Restructuring Program for the first six months of 2016 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 26, 2015	$—	$—	$—
Additional accruals	1,336	—	1,336
Adjustments	—	—	—
Cash payments	(604)	—	(604)
Non-cash settlements	—	—	—
Accrued restructuring balance as of July 2, 2016	$732	$—	$732

We recorded the accruals as restructuring and other charges in the consolidated condensed statement of income and within the "all other" operating segments category. Substantially all of the accrued restructuring balance as of July 2, 2016 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets. The remaining accruals were recorded as an increase to our pension liability and are not included in our accrued restructuring balance.

The program is on track to meet our previously announced goals of a net reduction of approximately 12,000 positions globally and a net annual savings of approximately $1.6 billion. On an annual basis, we expect $1.4 billion of these savings will reduce our R&D and MG&A spending and the remainder will reduce our cost of sales. We began to realize these savings in Q2 2016 and expect to fully realize these savings by mid-2017.
2013 and 2015 Restructuring Programs. We had no restructuring and other charges associated with our 2013 and 2015 Restructuring Programs in the first six months of 2016 due to the completion of these programs in 2015. As of July 2, 2016, the remaining liability associated with both programs is $28 million ($70 million as of December 26, 2015). A majority of this liability is expected to be paid within the next 12 months and was recorded as a current liability. For more information about these programs, see "Restructuring and Asset Impairment Charges" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	YTD 2016	YTD 2015
Gains (losses) on equity investments, net	$500	$132
Interest and other, net	$(208)	$13
We recognized higher net gains on equity investments in the first six months of 2016 compared to the first six months of 2015 primarily due to net realized gains of $407 million related to sales of a portion of our interest in ASML in the first six months of 2016.
We recognized an interest and other, net loss in the first six months of 2016 compared to a net gain in the first six months of 2015 primarily due to higher interest expense related to our $13.8 billion aggregate principal amount of 2015 and 2016 senior notes. For further information, see "Note 14: Borrowings."
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015
Income before taxes	$4,178	$5,656
Provision for taxes	$802	$958
Effective tax rate	19.2%	16.9%
A substantial majority of the increase in our effective tax rate between the first six months of 2016 and the first six months of 2015 was driven by one-time settlements in Q2 2015 and our decision during 2015 to indefinitely reinvest prior years' non-U.S. earnings, which were partially offset by 2016 benefits from higher proportion of our income from lower taxed jurisdictions, permanent reinstatement of the U.S. R&D tax credit in the first six months of 2016 as compared to the first six months of 2015, and one-time tax benefit from a divestiture.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

(Dollars in Millions)	Jul 2, 2016	Dec 26, 2015
Cash and cash equivalents, short-term investments, and trading assets	$17,689	$25,313
Other long-term investments	$3,567	$1,891
Loans receivable and other	$1,566	$1,170
Reverse repurchase agreements with original maturities greater than approximately three months	$350	$1,000
Unsettled trade liabilities and other	$275	$99
Short-term and long-term debt	$28,613	$22,670
Temporary equity	$890	$897
Debt as percentage of permanent stockholders’ equity	46.6%	37.1%
In summary, our cash flows for each period were as follows:

(In Millions)	YTD 2016	YTD 2015
Net cash provided by operating activities	$7,900	$7,855
Net cash used for investing activities	(19,690)	(1,744)
Net cash provided by (used for) financing activities	367	(4,219)
Effect of exchange rate fluctuations on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	$(11,423)	$1,893
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first six months of 2016 compared to the first six months of 2015, the $45 million increase in cash provided by operations was due to higher adjustments to net income for non-cash items in the second quarter of 2016 and changes in working capital. This increase was partially offset by lower net income. We recorded restructuring and other charges of $1.4 billion of which $604 million was paid in the first six months of 2016.
Changes in assets and liabilities as of July 2, 2016, compared to December 26, 2015, included a decrease in accrued compensation and benefits due to the payout of 2015 profit-dependent compensation and 2016 restructuring program benefits, as well as a decrease in accounts receivable due to lower revenue in the first six months of 2016.
For the first six months of 2016, our three largest customers accounted for 38% of net revenue with Dell Inc. (Dell) accounting for 15% of our net revenue, Lenovo Group Limited (Lenovo) accounting for 12% of our net revenue, and HP Inc. accounting for 11% of our net revenue. These three customers accounted for 35% of net accounts receivable as of July 2, 2016.
For the first six months of 2015, our three largest customers accounted for 44% of net revenue with Hewlett-Packard Company accounting for 18% of our net revenue, Dell accounting for 15% of our net revenue, and Lenovo accounting for 11% of our net revenue. These three customers accounted for 49% of net accounts receivable as of December 26, 2015.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher for the first six months of 2016 compared to first six months of 2015. The increase in cash used for investing activities was primarily due to the acquisition of Altera, higher purchases of available-for-sale investments, and net trading assets activity (which was a use of cash in the first six months of 2016 compared to a source of cash in the first six months of 2015). This activity was partially offset by higher sales and maturities of available-for-sale investments (including $835 million from sales of our investment in ASML) and higher collections of loans receivable and reverse repurchase agreements.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was provided by financing activities in the first six months of 2016 compared to cash used for financing in the first six months of 2015, primarily due to the increase in commercial paper outstanding and the issuance of long-term debt in Q2 2016.
Liquidity
During 2015, we entered into a definitive agreement to acquire Altera in an all-cash transaction. The transaction closed on December 28, 2015, during Q1 2016. The transaction had an approximate value of $16.5 billion. We financed a portion of the acquisition by issuing $9.5 billion in long-term debt during 2015 and borrowing $4.0 billion against our short-term credit facility during Q1 2016. We funded the remainder of the acquisition with issuances of commercial paper and existing cash and investments. For information on our indebtedness, see "Note 14: Borrowings."
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of July 2, 2016, cash and cash equivalents, short-term investments, and trading assets totaled $17.7 billion ($25.3 billion as of December 26, 2015). The decreased balance compared to December 26, 2015 was primarily related to the cash consideration paid for our acquisition of Altera, which closed on December 28, 2015. In addition to the $17.7 billion, we have $3.6 billion of other long-term investments, $1.6 billion of loans receivable and other investments, and $350 million of reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority are rated AA-/Aa3 or better.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion. Maximum borrowings under our commercial paper program were $3.0 billion during the first six months of 2016 and $1.4 billion commercial paper remained outstanding as of July 2, 2016. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of July 2, 2016. On December 21, 2015, we entered into a short-term credit facility to borrow up to $5.0 billion to facilitate the settlement of our acquisition of Altera. Under this credit facility we borrowed $4.0 billion, and the facility was closed in January 2016. In the second quarter of 2016, we issued a total of $2.8 billion aggregate principal amount of senior unsecured notes to refinance existing indebtedness, including our 1.95% senior notes due 2016 and a portion of our 1.35% senior notes due 2017. For further information on the terms of the notes, see “Note 14: Borrowings” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.
As of July 2, 2016, $14.8 billion of our $17.7 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $14.8 billion held by our non-U.S. subsidiaries, approximately $1.4 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of July 2, 2016. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued. This amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Marketable Debt Instruments
As of July 2, 2016, our assets measured and recorded at fair value on a recurring basis included $19.2 billion of marketable debt instruments. Of these instruments, $7.8 billion was classified as Level 1, $11.4 billion as Level 2, and $37 million as Level 3.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical instruments that are traded in active markets. We evaluate instrument-specific market data when determining whether the market for a debt instrument is active.
Of the $11.4 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 45% was classified as Level 2 due to the use of a discounted cash flow model performed by us and approximately 55% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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
Loans Receivable and Reverse Repurchase Agreements
As of July 2, 2016, our assets measured and recorded at fair value on a recurring basis included $710 million of loans receivable and $968 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of July 2, 2016, our assets measured and recorded at fair value on a recurring basis included $5.4 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.
Contractual Obligations
During Q2 2016, we issued a total of $2.8 billion aggregate principal amount of senior unsecured notes to refinance existing indebtedness. During Q1 2016, we acquired $1.5 billion of senior unsecured notes as a result of our Altera acquisition. Our remaining total cash payments (including anticipated interest payments that are not recorded on the consolidated condensed balance sheets) over the life of these long-term debt obligations are expected to be approximately $6.3 billion. For further information, see “Note 14: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2015. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of July 2, 2016 and December 26, 2015. Actual results may differ materially.
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
As of July 2, 2016, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $5.4 billion ($6.0 billion as of December 26, 2015). Substantially all of our marketable equity investments portfolio as of July 2, 2016, was concentrated in our investment in ASML of $5.3 billion ($5.7 billion as of December 26, 2015). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 35% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.9 billion, based on the value as of July 2, 2016 (a decrease in value of approximately $1.8 billion, based on the value as of December 26, 2015 using an assumed decline of 30%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable cost method equity investments had a carrying amount of $3.1 billion as of July 2, 2016 ($2.9 billion as of December 26, 2015) and included our Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum) and Cloudera, Inc. (Cloudera) investments of $966 million and $454 million, respectively ($966 million and $454 million for UniSpreadtrum and Cloudera, respectively, as of December 26, 2015). The carrying amount of our non-marketable equity method investments was $1.7 billion as of July 2, 2016 ($1.6 billion as of December 26, 2015). A majority of our non-marketable equity method investments balance as of July 2, 2016 was concentrated in our IM Flash Technologies, LLC (IMFT) and Cloudera investments of $870 million and $241 million, respectively ($872 million and $256 million for IMFT and Cloudera, respectively, as of December 26, 2015).

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 26, 2015, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2015 Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, remains current in all material respects except that the following language shall be added to the bullet point list of risks identified in the Risk Factor titled “We operate globally and are subject to significant risks in many jurisdictions - Global or regional conditions may harm our financial results:”

•	“The United Kingdom referendum to withdraw from the European Union ('Brexit');”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of July 2, 2016, $7.8 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our repurchase plan during the second quarter of 2016 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
April 3, 2016 - April 30, 2016	7.2	$31.44	$8,366
May 1, 2016 – May 28, 2016	14.5	30.14	7,929
May 29, 2016 – July 2, 2016	4.3	31.73	$7,793
Total	26.0	$30.76
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
For further discussion, see "Note 17: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 21, 2016	8-K	000-06217	3.2	1/26/2016
4.1	Eighth Supplemental Indenture to Open-Ended Indenture, dated as of May 19, 2016, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	5/19/2016
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

INTEL CORPORATION (Registrant)

Date:	August 1, 2016	By:	/s/ STACY J. SMITH
Stacy J. Smith
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer