Form 10-Q
period 2016-10-01
INTEL CORP
filed 2016-10-31
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 1, 2016
Common stock, $0.001 par value	4,739 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Net revenue	$15,778	$14,465	$43,013	$40,441
Cost of sales	5,795	5,354	16,927	15,352
Gross margin	9,983	9,111	26,086	25,089
Research and development	3,069	2,927	9,460	9,009
Marketing, general and administrative	2,006	1,910	6,239	5,812
Restructuring and other charges	372	14	1,786	367
Amortization of acquisition-related intangibles	74	68	253	198
Operating expenses	5,521	4,919	17,738	15,386
Operating income	4,462	4,192	8,348	9,703
Gains (losses) on equity investments, net	(12)	165	488	297
Interest and other, net	(132)	(104)	(340)	(91)
Income before taxes	4,318	4,253	8,496	9,909
Provision for taxes	940	1,144	1,742	2,102
Net income	$3,378	$3,109	$6,754	$7,807
Basic earnings per share of common stock	$0.71	$0.65	$1.43	$1.64
Diluted earnings per share of common stock	$0.69	$0.64	$1.39	$1.59
Cash dividends declared per share of common stock	$0.52	$0.48	$1.04	$0.96
Weighted average shares of common stock outstanding:
Basic	4,734	4,747	4,728	4,749
Diluted	4,877	4,876	4,872	4,900
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Net income	$3,378	$3,109	$6,754	$7,807
Other comprehensive income, net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	412	(1,029)	357	(943)
Change in deferred tax asset valuation allowance	(2)	(5)	(5)	(13)
Change in net unrealized holding gains (losses) on derivatives	61	42	274	89
Change in net prior service (costs) credits	1	2	4	6
Change in actuarial valuation	10	11	(289)	30
Change in net foreign currency translation adjustment	(2)	(1)	(1)	(170)
Other comprehensive income (loss)	480	(980)	340	(1,001)
Total comprehensive income	$3,858	$2,129	$7,094	$6,806
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Oct 1, 2016	Dec 26, 2015
Assets
Current assets:
Cash and cash equivalents	$4,752	$15,308
Short-term investments	3,270	2,682
Trading assets	9,747	7,323
Accounts receivable, net	4,952	4,787
Inventories	5,783	5,167
Assets held for sale	5,100	71
Other current assets	2,612	2,982
Total current assets	36,216	38,320

Property, plant and equipment, net of accumulated depreciation of $54,060 ($51,538 as of December 26, 2015)	34,707	31,858
Marketable equity securities	6,022	5,960
Other long-term investments	4,189	1,891
Goodwill	13,868	11,332
Identified intangible assets, net	9,524	3,933
Other long-term assets	7,691	8,165
Total assets	$112,217	$101,459

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$3,573	$2,634
Accounts payable	3,181	2,063
Accrued compensation and benefits	3,110	3,138
Accrued advertising	820	960
Deferred income	1,724	2,188
Liabilities held for sale	1,881	56
Other accrued liabilities	5,804	4,607
Total current liabilities	20,093	15,646

Long-term debt	24,043	20,036
Long-term deferred tax liabilities	1,211	954
Other long-term liabilities	2,869	2,841
Contingencies (Note 22)
Temporary equity	886	897
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,739 issued and outstanding (4,725 issued and outstanding as of December 26, 2015)	25,070	23,411
Accumulated other comprehensive income (loss)	400	60
Retained earnings	37,645	37,614
Total stockholders’ equity	63,115	61,085
Total liabilities, temporary equity, and stockholders’ equity	$112,217	$101,459
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Oct 1, 2016	Sep 26, 2015
Cash and cash equivalents, beginning of period	$15,308	$2,561
Cash flows provided by (used for) operating activities:
Net income	6,754	7,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,684	5,885
Share-based compensation	1,136	1,009
Restructuring and other charges	1,786	367
Excess tax benefit from share-based payment arrangements	(111)	(139)
Amortization of intangibles	1,176	680
(Gains) losses on equity investments, net	(414)	(245)
Deferred taxes	(188)	(1,093)
Changes in assets and liabilities:
Accounts receivable	(100)	332
Inventories	(118)	(640)
Accounts payable	188	(86)
Accrued compensation and benefits	(1,874)	(1,217)
Income taxes payable and receivable	961	774
Other assets and liabilities	(222)	156
Total adjustments	6,904	5,783
Net cash provided by operating activities	13,658	13,590
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(6,095)	(4,998)
Acquisitions, net of cash acquired	(15,151)	(538)
Purchases of available-for-sale investments	(7,962)	(7,522)
Sales of available-for-sale investments	3,793	1,040
Maturities of available-for-sale investments	4,928	2,153
Purchases of trading assets	(9,953)	(7,943)
Maturities and sales of trading assets	7,867	10,465
Investments in loans receivable and reverse repurchase agreements	(223)	(2,550)
Collection of loans receivable and reverse repurchase agreements	911	466
Investments in non-marketable equity investments	(893)	(1,864)
Other investing	405	380
Net cash used for investing activities	(22,373)	(10,911)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	426	(473)
Excess tax benefit from share-based payment arrangements	111	139
Issuance of long-term debt, net of issuance costs	2,734	7,986
Proceeds from sales of common stock through employee equity incentive plans	1,024	696
Repurchase of common stock	(2,054)	(2,476)
Restricted stock unit withholdings	(434)	(416)
Payment of dividends to stockholders	(3,692)	(3,423)
Collateral associated with repurchase of common stock	—	325
Decrease in liability due to return of collateral associated with repurchase of common stock	—	(325)
Other financing	44	(209)
Net cash provided by (used for) financing activities	(1,841)	1,824
Effect of exchange rate fluctuations on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	(10,556)	4,504
Cash and cash equivalents, end of period	$4,752	$7,065

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$1,505	$460
Cash paid during the period for:
Interest, net of capitalized interest and interest rate swap payments/receipts	$472	$60
Income taxes, net of refunds	$843	$2,301
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
In the first quarter of 2016, we completed the acquisition of Altera Corporation (Altera). For further information, see "Note 8: Acquisitions and Divestitures."
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
Note 2: Change in Accounting Estimate
During our 2015 annual assessment of the useful lives of our property, plant, and equipment, we determined that the useful lives of machinery and equipment in our wafer fabrication facilities should be increased from 4 to 5 years. This change in estimate was applied prospectively, effective at the beginning of the first quarter of 2016. During the three months ended October 1, 2016, this change increased our operating income by approximately $425 million, our net income by approximately $300 million, and our diluted earnings per share by approximately $0.06. During the nine months ended October 1, 2016, this change increased our operating income by approximately $925 million, our net income by approximately $650 million, and our diluted earnings per share by approximately $0.13.
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
Share-Based Compensation. In March 2016, the FASB issued an accounting standard update aimed at simplifying the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on share-based compensation, forfeitures, and financial statement presentation of excess tax benefits. This standard is effective for us beginning in the first quarter of 2017 and we will adopt it at that time. We have not yet determined the impact of the new standard on our consolidated condensed financial statements.
Income Taxes - Intra-Entity Asset Transfers. In October 2016, the FASB issued an accounting standard update aimed at recognizing the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for us beginning in the first quarter of 2018, and early adoption is permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We have not yet determined the impact of the new standard on our consolidated condensed financial statements.

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

	October 1, 2016				December 26, 2015
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$113	$—	$113	$—	$1,829	$—	$1,829
Financial institution instruments	1,910	785	—	2,695	8,238	1,277	—	9,515
Government debt	—	50	—	50	—	130	—	130
Reverse repurchase agreements	—	768	—	768	—	2,368	—	2,368
Short-term investments:
Corporate debt	492	823	14	1,329	336	764	20	1,120
Financial institution instruments	195	1,405	—	1,600	145	927	—	1,072
Government debt	93	248	—	341	65	425	—	490
Trading assets:
Asset-backed securities	—	153	7	160	—	275	94	369
Corporate debt	2,273	920	—	3,193	1,744	564	—	2,308
Financial institution instruments	904	675	—	1,579	930	701	—	1,631
Government debt	2,399	2,416	—	4,815	1,107	1,908	—	3,015
Other current assets:
Derivative assets	—	313	—	313	32	412	1	445
Loans receivable	—	292	—	292	—	137	—	137
Marketable equity securities	6,022	—	—	6,022	5,891	69	—	5,960
Other long-term investments:
Asset-backed securities	—	—	—	—	—	—	4	4
Corporate debt	1,063	842	—	1,905	407	801	—	1,208
Financial institution instruments	697	924	—	1,621	171	381	—	552
Government debt	468	195	—	663	79	48	—	127
Other long-term assets:
Derivative assets	—	178	67	245	—	30	10	40
Loans receivable	—	311	—	311	—	342	—	342
Total assets measured and recorded at fair value	16,516	11,411	88	28,015	19,145	13,388	129	32,662
Liabilities
Other accrued liabilities:
Derivative liabilities	—	368	—	368	2	210	—	212
Other long-term liabilities:
Derivative liabilities	—	21	—	21	—	33	—	33
Total liabilities measured and recorded at fair value	$—	$389	$—	$389	$2	$243	$—	$245
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first nine months of 2016, we transferred approximately $508 million of assets from Level 1 to Level 2 of the fair value hierarchy and approximately $401 million of assets from Level 2 to Level 1 ($821 million from Level 1 to Level 2 and $148 million from Level 2 to Level 1 during the first nine months of 2015). These transfers were based on changes in market activity for the underlying instruments. Our policy is to reflect transfers between the fair value hierarchy levels at the beginning of the period.
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
Fair Value Option for Loans Receivable
We elected the fair value option for loans receivable when the interest rate or currency exchange rate risk was hedged at inception with a related derivative instrument. As of October 1, 2016 and December 26, 2015, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. Loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by gains or losses on the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. We did not elect the fair value option for loans receivable when the interest rate or currency exchange rate risk was not hedged at inception with a related derivative instrument. Loans receivable not measured and recorded at fair value are included in the following "Financial Instruments Not Recorded at Fair Value on a Recurring Basis" section.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
Some of our non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairments. We classified these investments as Level 3 because the valuations used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. Impairments recognized on non-marketable equity investments held as of October 1, 2016 were $48 million during the third quarter of 2016 and $132 million during the first nine months of 2016 ($27 million during the third quarter of 2015 and $100 million during the first nine months of 2015 on non-marketable equity investments held as of September 26, 2015).

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

	October 1, 2016
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$557	$—	$559	$—	$559
Loans receivable	$265	$—	$265	$—	$265
Non-marketable cost method investments	$3,157	$—	$—	$4,014	$4,014
Reverse repurchase agreements	$250	$—	$250	$—	$250
Short-term debt	$3,557	$2,003	$2,195	$—	$4,198
Long-term debt	$24,043	$15,880	$10,543	$—	$26,423

	December 26, 2015
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$593	$—	$600	$—	$600
Loans receivable	$315	$—	$315	$—	$315
Non-marketable cost method investments	$2,933	$—	$—	$3,904	$3,904
Reverse repurchase agreements	$1,000	$—	$1,000	$—	$1,000
Short-term debt	$2,593	$1,513	$1,563	$—	$3,076
Long-term debt	$20,036	$14,058	$6,835	$—	$20,893
NVIDIA Corporation cross-license agreement liability	$199	$—	$200	$—	$200
The fair value of our grants receivable is determined using a discounted cash flow model, which discounts future cash flows using an appropriate yield curve. As of October 1, 2016 and December 26, 2015, the carrying amount of our grants receivable was classified within other current assets and other long-term assets, as applicable.
The carrying amount and fair value of loans receivable exclude loans measured and recorded at fair value on a recurring basis. The fair value of our loans receivable and reverse repurchase agreements, including those held at fair value, is determined using a discounted cash flow model. All significant inputs in the models are derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of these assets remains high, with credit ratings of A/A2 or better for substantially all of our loans receivable and reverse repurchase agreements as of October 1, 2016.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

As of October 1, 2016 and December 26, 2015, the unrealized loss position of our non-marketable cost method investments was insignificant. Our non-marketable cost method investments are valued using a qualitative and quantitative analysis of events or circumstances that impact the fair value of the investment. Qualitative analysis of our investments involves understanding our investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of our investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable companies, such as revenue, earnings, comparable performance multiples, recent financing rounds, the terms of the investees’ issued interests, and the level of marketability of the investments. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, and development stages. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding investees’ revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenue and costs are developed using available market, historical, and forecast data. We measure the fair value of our non-marketable cost method investments as close to the end of the period as feasible.
The carrying amount and fair value of short-term debt exclude drafts payable. Our short-term debt recognized at amortized cost includes our 2009 junior subordinated convertible debentures due 2039 (2009 debentures), our 2011 senior notes due 2016, our acquired Altera senior notes due 2017, and any commercial paper outstanding. During the third quarter of 2016, the 2009 debentures were classified as short-term debt on the consolidated condensed balance sheets and convertible at the option of the holder during the fourth quarter of 2016. For further information, see "Note 14: Borrowings" and the "Borrowings" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015. Our long-term debt is composed of our senior notes and our convertible debentures. The fair value of our senior notes is classified as Level 1 when we use quoted prices in active markets and Level 2 when the quoted prices are from less active markets or when other observable inputs are used to determine fair value. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes; it is, therefore, classified as Level 2.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 5: Cash and Investments
Cash and investments at the end of each period were as follows:

(In Millions)	Oct 1, 2016	Dec 26, 2015
Available-for-sale investments	$16,339	$22,007
Cash	1,126	1,466
Equity method investments	1,508	1,590
Loans receivable	868	794
Non-marketable cost method investments	3,157	2,933
Reverse repurchase agreements	1,018	3,368
Trading assets	9,747	7,323
Total cash and investments	$33,763	$39,481
Available-for-Sale Investments
Available-for-sale investments at the end of each period were as follows:

	October 1, 2016				December 26, 2015
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$—	$—	$—	$—	$5	$—	$(1)	$4
Corporate debt	3,347	8	(8)	3,347	4,164	3	(10)	4,157
Financial institution instruments	5,910	7	(1)	5,916	11,140	1	(2)	11,139
Government debt	1,051	3	—	1,054	748	—	(1)	747
Marketable equity securities	2,793	3,230	(1)	6,022	3,254	2,706	—	5,960
Total available-for-sale investments	$13,101	$3,248	$(10)	$16,339	$19,311	$2,710	$(14)	$22,007
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Most time deposits were issued by institutions outside the U.S. as of October 1, 2016 and December 26, 2015.
For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income, see "Note 21: Other Comprehensive Income (Loss)."
During the third quarter of 2016, we sold available-for-sale investments for proceeds of $195 million, $87 million of which related to sales of cash and cash equivalents ($1.1 billion in the third quarter of 2015, $134 million of which was related to sales of cash and cash equivalents). During the first nine months of 2016, we sold available-for-sale investments for proceeds of $4.0 billion, of which $216 million related to sales of cash and cash equivalents ($1.2 billion in the first nine months of 2015, $134 million of which was related to sales of cash and cash equivalents). The gross realized gains on sales of available-for-sale investments were $41 million in the third quarter of 2016 and $538 million in the first nine months of 2016 ($12 million in the third quarter of 2015 and $97 million in the first nine months of 2015).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, as of October 1, 2016, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$4,220	$4,217
Due in 1–2 years	2,090	2,095
Due in 2–5 years	2,088	2,095
Instruments not due at a single maturity date	1,910	1,910
Total	$10,308	$10,317
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
As of October 1, 2016, we own a 49% interest in IMFT. The carrying value of our investment was $886 million as of October 1, 2016 ($872 million as of December 26, 2015) and is classified within other long-term assets.
IMFT is a variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Intel's portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $115 million in the third quarter of 2016 and approximately $315 million in the first nine months of 2016 (approximately $115 million in the third quarter of 2015 and approximately $315 million in the first nine months of 2015). The amount due to IMFT for product purchases and services provided was approximately $90 million as of October 1, 2016 (approximately $20 million as of December 26, 2015).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $886 million as of October 1, 2016. Except for the amount due to IMFT for product purchases and production-related services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of October 1, 2016. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.
Cloudera, Inc.
During 2014, we invested in Cloudera, Inc. (Cloudera). Our fully diluted ownership interest in Cloudera is 16% as of October 1, 2016. Our investment is accounted for under the equity and cost methods of accounting based on the rights associated with different instruments we own, and is classified within other long-term assets. The carrying value of our equity method investment was $233 million and of our cost method investment was $454 million as of October 1, 2016 ($256 million for our equity method investment and $454 million for our cost method investment as of December 26, 2015).

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
Trading Assets
As of October 1, 2016 and December 26, 2015, substantially all of our trading assets were marketable debt instruments. There were $72 million net gains related to trading assets still held at the reporting date in the third quarter of 2016 and $245 million net gains in the first nine months of 2016 (net losses of $88 million in the third quarter of 2015 and net losses of $151 million in the first nine months of 2015). Net losses on the related derivatives were $54 million in the third quarter of 2016 and $224 million net losses in the first nine months of 2016 (net gains of $72 million in the third quarter of 2015 and net gains of $138 million in the first nine months of 2015).
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

(In Millions)	Oct 1, 2016	Dec 26, 2015
Raw materials	$688	$532
Work in process	3,443	2,893
Finished goods	1,652	1,742
Total inventories	$5,783	$5,167

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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Oct 1, 2016	Dec 26, 2015	Sep 26, 2015
Currency forwards	$10,639	$11,212	$12,395
Currency interest rate swaps	7,194	5,509	4,966
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	6,446	5,212	1,740
Total return swaps	1,276	1,061	1,020
Other	79	61	64
Total	$29,234	$26,655	$23,785
The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) at the end of each period were as follows:

(In Millions)	Oct 1, 2016	Dec 26, 2015	Sep 26, 2015
Chinese yuan	$1,600	$2,231	$2,650
Euro	6,199	6,084	6,546
Israeli shekel	1,985	1,674	1,938
Japanese yen	2,890	2,663	2,733
Other	5,159	4,069	3,494
Total	$17,833	$16,721	$17,361

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair value of our derivative instruments at the end of each period were as follows:

	October 1, 2016				December 26, 2015
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments:
Currency forwards	$155	$2	$15	$1	$20	$3	$83	$2
Interest rate swaps	—	175	—	—	—	1	—	14
Currency interest rate swaps	—	48	—	—	—	7	—	—
Total derivatives designated as hedging instruments	155	225	15	1	20	11	83	16
Derivatives not designated as hedging instruments:
Currency forwards	41	1	25	1	20	—	63	—
Currency interest rate swaps	112	8	309	—	370	18	52	—
Embedded debt derivatives	—	—	—	19	—	—	—	17
Interest rate swaps	3	—	19	—	2	—	12	—
Total return swaps	—	—	—	—	32	—	2	—
Other	2	11	—	—	1	11	—	—
Total derivatives not designated as hedging instruments	158	20	353	20	425	29	129	17
Total derivatives	$313	$245	$368	$21	$445	$40	$212	$33

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

	October 1, 2016
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$552	$—	$552	$(243)	$(210)	$99
Reverse repurchase agreements	1,018	—	1,018	—	(1,018)	—
Total assets	1,570	—	1,570	(243)	(1,228)	99
Liabilities:
Derivative liabilities subject to master netting arrangements	385	—	385	(243)	(142)	—
Total liabilities	$385	$—	$385	$(243)	$(142)	$—

	December 26, 2015
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$482	$—	$482	$(201)	$(188)	$93
Reverse repurchase agreements	3,368	—	3,368	—	(3,368)	—
Total assets	3,850	—	3,850	(201)	(3,556)	93
Liabilities:
Derivative liabilities subject to master netting arrangements	242	—	242	(201)	(27)	14
Total liabilities	$242	$—	$242	$(201)	$(27)	$14
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax gains (losses), attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Currency forwards	$65	$(68)	$356	$(268)
Currency interest rate swaps and other	27	—	18	—
Total	$92	$(68)	$374	$(268)
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
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Interest rate swap	$(34)	$3	$188	$3
Hedged item	34	(3)	(188)	(3)
Total	$—	$—	$—	$—
There was no ineffectiveness during all periods presented in the preceding table.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Currency forwards	Interest and other, net	$6	$(19)	$2	$(33)
Currency interest rate swaps	Interest and other, net	(41)	80	(211)	283
Interest rate swaps	Interest and other, net	7	(3)	(8)	(8)
Total return swaps	Various	78	(90)	92	(48)
Other	Various	(6)	(3)	(2)	(17)
Total		$44	$(35)	$(127)	$177

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Acquisitions and Divestitures
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
Total consideration to acquire Altera was $14.5 billion (net of $2.0 billion of cash and cash equivalents acquired) and comprised the following:

(In Millions)
Cash, net of cash acquired	$14,401
Share-based awards assumed	50
Total	$14,451

The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of Altera were recognized as follows:

(In Millions)
Short-term investments	$182
Receivables	368
Inventory	555
Other current assets	123
Property, plant & equipment	312
Goodwill	5,433
Identified intangible assets	7,566
Other long-term investments and assets	2,515
Deferred income	(336)
Other liabilities	(283)
Long-term debt	(1,535)
Deferred tax liabilities	(449)
Total	$14,451
The allocation of purchase consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are certain tax matters and goodwill.
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
Other 2016 Acquisitions
During the first nine months of 2016, in addition to the Altera acquisition, we completed eight acquisitions qualifying as business combinations in exchange for aggregate consideration (net of cash acquired) of $811 million, most of which was cash. Substantially all of the consideration was allocated to goodwill and identifiable intangible assets. For information on goodwill by operating segment, see “Note 9: Goodwill” and for information on the classification of intangible assets, see "Note 10: Identified Intangible Assets." These acquisitions, both individually and in aggregate, were not significant to our operations.
Actual and Pro Forma Results of Acquirees
Net revenue and net income attributable to all acquisitions completed during the first nine months of 2016 have been included in our consolidated condensed statements of income from their respective acquisition dates to the period ending October 1, 2016. The Altera acquisition was significant to our consolidated condensed results of operations, and these results are reported as the Programmable Solutions Group in "Note 23: Operating Segments Information."
The unaudited pro forma financial results combine the historical results of Intel and Altera for 2016 and 2015 along with the historical results of other businesses acquired during 2016. The results include the effects of pro forma adjustments as if the businesses acquired in 2016 were acquired at the beginning of Intel's 2015 fiscal year. The pro forma results for the nine months ended September 26, 2015 include non-recurring adjustments of $387 million for the inventory valuation adjustment, $64 million for deferred income (net of the impact of cost of goods sold) and $94 million for other acquisition-related transaction costs, all of which reduce pro forma net income.
The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of the beginning of our 2015 fiscal year.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Net revenue	$15,778	$14,865	$43,112	$41,592
Net income	$3,370	$3,016	$7,225	$6,996
Diluted earnings per share	$0.69	$0.62	$1.48	$1.43

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Planned Divestiture of Intel Security Group
On September 7, 2016, we announced a definitive agreement with TPG VII Manta Holdings, L.P. (TPG) to transfer certain assets and liabilities relating to Intel Security Group (ISecG) to a newly formed, jointly-owned, separate cybersecurity company. The new company will be called McAfee following transaction close, which is expected in the second quarter of 2017.
Under the terms of the agreement, Intel will transfer certain assets and liabilities relating to ISecG, a transaction valued at approximately $4.2 billion, for consideration of approximately $3.1 billion and a 49% ownership interest in McAfee. Intel will finance approximately $2.2 billion of the consideration until the debt can be refinanced and repaid by McAfee and TPG. TPG will own a 51% ownership interest in McAfee.
The carrying amounts of the major classes of ISecG assets and liabilities held for sale included the following:

(In Millions)	Oct 1, 2016
Accounts receivable	$309
Goodwill	3,600
Identified intangible assets	966
Other assets	202
Total assets held for sale	$5,077

Deferred income	$1,519
Other liabilities	362
Total liabilities held for sale	$1,881
In addition to total assets and liabilities held for sale are currency translation adjustments totaling $507 million. This amount, classified as other comprehensive income, is associated with currency charges on the carrying values of ISecG goodwill and identified intangible assets. Upon transaction close, we will charge this amount against the expected gain.
We ceased recording depreciation and amortization on property, plant, and equipment and identified intangible assets, respectively, as of the date the assets triggered held for sale accounting.
Note 9: Goodwill
Goodwill activity for the first nine months of 2016 was as follows:

(In Millions)	Dec 26, 2015	Acquisitions	Transfers	Other	Oct 1, 2016
Client Computing Group (CCG)	$4,078	$65	$213	$—	$4,356
Data Center Group (DCG)	2,404	2,829	177	—	5,410
Internet of Things Group (IOTG)	428	622	36	—	1,086
Non-Volatile Memory Solutions Group (NSG)	—	—	—	—	—
Intel Security Group (ISecG)	3,599	—	—	(3,599)	—
Software and Services Group (SSG)	441	—	(441)	—	—
Programmable Solutions Group (PSG)	—	2,475	—	—	2,475
All other	382	144	15	—	541
Total	$11,332	$6,135	$—	$(3,599)	$13,868
ISecG goodwill has been reclassified to assets held for sale on the consolidated condensed balance sheet. This reclassification of goodwill is presented within "Other" in the preceding table. For further information, see "Note 8: Acquisitions and Divestitures."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first quarter of 2016, we completed the acquisition of Altera and formed PSG. The goodwill recognized from this acquisition was allocated among PSG, DCG, and IOTG based on the relative fair value provided by the acquisition, which reflected the estimated synergistic value generated within DCG and IOTG by incorporating Altera's intellectual property into Intel's future process technology and products. For further information, see "Note 8: Acquisitions and Divestitures."
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
Note 10: Identified Intangible Assets
Identified intangible assets at the end of each period were as follows:

	October 1, 2016
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$7,399	$(1,650)	$5,749
Acquisition-related customer relationships	1,434	(225)	1,209
Acquisition-related brands	87	(15)	72
Licensed technology and patents	3,045	(1,373)	1,672
Identified intangible assets subject to amortization	11,965	(3,263)	8,702
Acquisition-related brands	—	—	—
Other intangible assets	822	—	822
Identified intangible assets not subject to amortization	822	—	822
Total identified intangible assets	$12,787	$(3,263)	$9,524

	December 26, 2015
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,928	$(2,276)	$652
Acquisition-related customer relationships	1,738	(1,219)	519
Acquisition-related brands	59	(55)	4
Licensed technology and patents	3,017	(1,200)	1,817
Identified intangible assets subject to amortization	7,742	(4,750)	2,992
Acquisition-related brands	767	—	767
Other intangible assets	174	—	174
Identified intangible assets not subject to amortization	941	—	941
Total identified intangible assets	$8,683	$(4,750)	$3,933

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Identified intangible assets associated with our divestiture of ISecG were not included in the October 1, 2016 table above. For further information, see "Note 8: Acquisitions and Divestitures."
As a result of our acquisition of Altera during the first quarter of 2016, we recorded $7.6 billion of identified intangible assets. For further information about these acquired identified intangible assets, see "Note 8: Acquisitions and Divestitures."
Amortization expenses recorded in the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Acquisition-related developed technology	Cost of sales	$235	$76	$705	$271
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	69	66	234	192
Acquisition-related brands	Amortization of acquisition-related intangibles	5	2	19	6
Licensed technology and patents	Cost of sales	76	71	218	211
Total amortization expenses		$385	$215	$1,176	$680
Based on identified intangible assets that are subject to amortization as of October 1, 2016, we expect future amortization expenses for each period to be as follows:

(In Millions)	Remainder of 2016	2017	2018	2019	2020
Acquisition-related developed technology	$232	$794	$777	$774	$742
Acquisition-related customer relationships	33	123	122	122	120
Acquisition-related brands	5	13	13	13	13
Licensed technology and patents	75	261	212	200	174
Total future amortization expenses	$345	$1,191	$1,124	$1,109	$1,049
Note 11: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

(In Millions)	Oct 1, 2016	Dec 26, 2015
Equity method investments	$1,508	$1,590
Non-marketable cost method investments	3,157	2,933
Non-current deferred tax assets	730	1,052
Pre-payments for property, plant and equipment	476	623
Loans receivable	311	642
Grants receivable	324	318
Reverse repurchase agreements	250	350
Other	935	657
Total other long-term assets	$7,691	$8,165
During the first nine months of 2016, we received and transferred $180 million of equipment from pre-payments for property, plant and equipment to property, plant and equipment. Substantially all of the equipment was prepaid in 2013 and 2014. We recognized the pre-payments within operating activities in the consolidated condensed statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 12: Restructuring and Other Charges
Restructuring and other charges for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
2016 Restructuring Program	$349	$—	$1,763	$—
2013 and 2015 Restructuring Programs	—	14	—	367
Other charges	23	—	23	—
Total restructuring and other charges	$372	$14	$1,786	$367
2016 Restructuring Program
In the second quarter of 2016, our management approved and commenced the 2016 Restructuring Program to accelerate our transformation from a PC company to one that powers the cloud and billions of smart, connected computing devices. Under this program, we are in the process of closing certain facilities and reducing headcount globally to align our operations with evolving business needs by investing in our growth businesses and improving efficiencies. We expect these actions to be substantially completed by the second quarter of 2017.
Restructuring and other charges by type for the 2016 Restructuring Program for the period were as follows:

	Three Months Ended	Nine Months Ended
(In Millions)	Oct 1, 2016	Oct 1, 2016
Employee severance and benefit arrangements	$338	$1,752
Pension settlement charges	10	10
Asset impairments and other charges	1	1
Total restructuring and other charges	$349	$1,763
Restructuring and other activity for the 2016 Restructuring Program for the first nine months of 2016 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 26, 2015	$—	$—	$—
Additional accruals	1,511	1	1,512
Adjustments	150	—	150
Cash payments	(940)	—	(940)
Non-cash settlements	(8)	—	(8)
Accrued restructuring balance as of October 1, 2016	$713	$1	$714
We recorded the accruals as restructuring and other charges in the consolidated condensed statement of income and within the "all other" operating segments category. Substantially all of the accrued restructuring balance as of October 1, 2016 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets. The remaining accruals were recorded as an increase to our pension liability and are not included in our accrued restructuring balance.
Restructuring actions related to this program that were approved in 2016 impacted approximately 15,000 employees. These reductions are in conjunction with our effort to re-balance our workforce to align to strategically important areas in the data center, Internet of Things, and memory businesses.
2013 and 2015 Restructuring Programs
As of October 1, 2016, the remaining liability associated with both programs is $17 million ($70 million as of December 26, 2015). For more information about these programs, see the "Restructuring and Asset Impairment Charges" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 13: Deferred Income
Deferred income at the end of each period was as follows:

(In Millions)	Oct 1, 2016	Dec 26, 2015
Deferred income on shipments of components to distributors	$1,553	$920
Deferred income from software, services and other	171	1,268
Current deferred income	1,724	2,188
Non-current deferred income from software, services and other	63	530
Total deferred income	$1,787	$2,718
We classify non-current deferred income from software, services and other within other long-term liabilities on the consolidated condensed balance sheets.
We reclassified the carrying amounts of current and non-current deferred income associated with ISecG as liabilities held for sale. For further information, see "Note 8: Acquisitions and Divestitures."
Note 14: Borrowings
Short-Term Debt
Our short-term debt at the end of each period was as follows:

(In Millions)	Oct 1, 2016	Dec 26, 2015
Drafts payable	$16	$41
Commercial paper	450	—
Current portion of long-term debt	3,115	2,602
Less: debt issuance costs associated with the current portion of long-term debt	(8)	(9)
Total short-term debt	$3,573	$2,634
We have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion under our commercial paper program. Maximum borrowings under our commercial paper program in the first nine months of 2016 were $3.0 billion ($900 million in the first nine months 2015). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of October 1, 2016.
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
During the third quarter of 2016, the closing stock price conversion right condition of the 2009 debentures continued to be met and the debentures will be convertible at the option of the holders during the fourth quarter of 2016. As a result, the $1.1 billion carrying amount of the 2009 debentures was classified as short-term debt on our consolidated condensed balance sheet as of October 1, 2016 ($1.1 billion as of December 26, 2015). The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $886 million has been classified as temporary equity on our consolidated condensed balance sheet as of October 1, 2016 ($897 million as of December 26, 2015). In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and the temporary equity would be reclassified to stockholders’ equity on our consolidated condensed balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Long-Term Debt
Our indebtedness is carried at amortized cost net of applicable hedge adjustments. Our long-term debt at the end of each period was as follows:

(In Millions)	Maturity Date	Stated Interest Rate	Oct 1, 2016	Dec 26, 2015
Second quarter 2016 debt issuance of $2.8 billion
Senior notes	May 2021	1.70%	$499	$—
Senior notes	May 2026	2.60%	998	—
Senior notes	May 2046	4.10%	1,243	—
First quarter 2016 acquired Altera debt of $1.5 billion
Senior notes	May 2017	1.75%	501	—
Senior notes	November 2018	2.50%	605	—
Senior notes	November 2023	4.10%	425	—
Fourth quarter 2015 debt issuance of $915 million
Senior notes	December 2045	4.70%	944	908
Fourth quarter 2015 Australian dollar-denominated debt issuance of A$800 million
Senior notes[1]	December 2019	3.25%	192	181
Senior notes[1]	December 2022	4.00%	422	397
Third quarter 2015 debt issuance of $1.0 billion
Senior notes	August 2045	4.90%	1,027	1,009
Third quarter 2015 debt issuance of $7.0 billion
Senior notes	July 2020	2.45%	1,749	1,748
Senior notes	July 2022	3.10%	1,035	996
Senior notes	July 2025	3.70%	2,277	2,247
Senior notes	July 2045	4.90%	1,999	1,998
2012 debt issuance of $6.2 billion
Senior notes	December 2017	1.35%	2,999	2,999
Senior notes	December 2022	2.70%	1,557	1,492
Senior notes	December 2032	4.00%	745	744
Senior notes	December 2042	4.25%	924	924
2011 debt issuance of $5.0 billion
Senior notes	October 2016	1.95%	1,500	1,499
Senior notes	October 2021	3.30%	1,998	1,997
Senior notes	October 2041	4.80%	1,491	1,490
2009 debt issuance of $2.0 billion
Junior subordinated convertible debentures	August 2039	3.25%	1,114	1,103
2005 debt issuance of $1.6 billion
Junior subordinated convertible debentures	December 2035	2.95%	987	975
Long-term debt			27,231	22,707
Less: current portion of long-term debt			(3,115)	(2,602)
Less: debt issuance costs			(73)	(69)
Total long-term debt			$24,043	$20,036

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the second quarter of 2016, we issued a total of $2.8 billion aggregate principal amount of senior unsecured notes to refinance existing indebtedness, including our 1.95% senior notes due 2016 and a portion of our 1.35% senior notes due 2017.
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
As of October 1, 2016, 217 million shares of common stock remained available for future grant under the 2006 Equity Incentive Plan through June 2018.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. As of October 1, 2016, 165 million shares of common stock remained available for issuance under the 2006 Stock Purchase Plan through August 2021.
Share-Based Compensation
Share-based compensation expense recognized was $324 million in the third quarter of 2016 and $1.1 billion in the first nine months of 2016 ($309 million in the third quarter of 2015 and $1.0 billion in the first nine months of 2015).

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

	Three Months Ended		Nine Months Ended
	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Estimated values	$32.65	$26.62	$29.64	$31.64
Risk-free interest rate	0.7%	0.6%	0.9%	0.6%
Dividend yield	3.0%	3.4%	3.3%	2.9%
Volatility	24%	n/a	23%	27%
Restricted stock unit activity in the first nine months of 2016 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 26, 2015	107.4	$26.93
Granted	51.1	$29.64
Assumed in acquisition	7.3	$33.79
Vested	(47.5)	$26.18
Forfeited	(9.5)	$28.09
October 1, 2016	108.8	$28.89
The aggregate fair value of awards that vested in the first nine months of 2016 was $1.5 billion, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in first nine months of 2016 was $1.2 billion. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
As of October 1, 2016, 6.7 million of the outstanding RSUs were OSUs. We granted an insignificant number of OSUs in the three months ended October 1, 2016 and 3.5 million in the nine months ended October 1, 2016.
Stock Purchase Plan
Employees purchased 16.5 million shares of common stock in the first nine months of 2016 for $415 million (15.8 million shares of common stock in the first nine months of 2015 for $421 million) under the 2006 Stock Purchase Plan.
Note 17: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of October 1, 2016, $7.3 billion remained available for repurchase under the existing repurchase authorization limit.
During the third quarter of 2016, we repurchased 13.1 million shares of common stock at a cost of $461 million (34.8 million shares of common stock at a cost of $1.0 billion during the third quarter of 2015). During the first nine months of 2016, we repurchased 65.9 million shares of common stock at a cost of $2.1 billion (79.7 million shares of common stock at a cost of $2.5 billion in the first nine months of 2015). We have repurchased 4.8 billion shares of common stock at a cost of $107.0 billion since the program began in 1990.

Restricted Stock Unit Withholdings
We issue RSUs as part of our equity incentive plans. For the majority of RSUs granted, the number of shares of common stock issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated condensed financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the first nine months of 2016, we withheld 13.9 million shares of common stock to satisfy $434 million (12.8 million shares of common stock to satisfy $416 million during the first nine months of 2015) of employees’ tax obligations.
Note 18: Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Share of equity method investee losses, net	$(10)	$(22)	$(30)	$(81)
Impairments	(48)	(28)	(137)	(107)
Gains on sales, net	38	11	553	110
Dividends	—	5	74	52
Other, net	8	199	28	323
Total gains (losses) on equity investments, net	$(12)	$165	$488	$297
Gains on sales, net for the nine months ended October 1, 2016 includes $407 million net realized gains related to sales of a portion of our interest in ASML Holding N.V. (ASML) (no ASML sales occurred during the first nine months of 2015).
Note 19: Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Interest income	$56	$31	$159	$91
Interest expense	(180)	(116)	(575)	(211)
Other, net	(8)	(19)	76	29
Total interest and other, net	$(132)	$(104)	$(340)	$(91)
Interest expense in the preceding table is net of $36 million of interest capitalized in the third quarter of 2016 and $82 million of interest capitalized in the first nine months of 2016 ($52 million in the third quarter of 2015 and $202 million in the first nine months of 2015).
We recognized a higher interest and other, net loss in the three and nine months ended October 1, 2016 compared to the three and nine months ended September 26, 2015 primarily due to higher interest expense from debt issued or acquired in 2015 and 2016. For further information, see "Note 14: Borrowings."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 20: Earnings Per Share
We computed our basic and diluted earnings per common share for each period as follows:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Net income available to common stockholders	$3,378	$3,109	$6,754	$7,807
Weighted average shares of common stock outstanding—basic	4,734	4,747	4,728	4,749
Dilutive effect of employee equity incentive plans	47	48	54	64
Dilutive effect of convertible debt	96	81	90	87
Weighted average shares of common stock outstanding—diluted	4,877	4,876	4,872	4,900
Basic earnings per share of common stock	$0.71	$0.65	$1.43	$1.64
Diluted earnings per share of common stock	$0.69	$0.64	$1.39	$1.59
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
Stock options and RSUs could potentially be included in the diluted earnings per share of common stock calculation if the average market value of the shares of common stock is greater than the exercise price of these options. During the third quarter of 2016, no outstanding stock options and RSUs were excluded from the computation of diluted earnings per share of common stock (we excluded on average 4 million for the third quarter of 2015 because these shares of common stock would have been antidilutive). During the first nine months of 2016, an insignificant number of outstanding stock options and RSUs were excluded from the computation of diluted earnings per share of common stock (we excluded on average 2 million for the first nine months of 2015 because these shares of common stock would have been antidilutive).
In the third quarter of 2016 and 2015, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 21: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2016 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 26, 2015	$1,749	$8	$(266)	$(40)	$(876)	$(515)	$60
Other comprehensive income (loss) before reclassifications	1,078	—	374	—	(512)	(1)	939
Amounts reclassified out of accumulated other comprehensive income (loss)	(530)	—	28	6	46	—	(450)
Tax effects	(191)	(5)	(128)	(2)	177	—	(149)
Other comprehensive income (loss)	357	(5)	274	4	(289)	(1)	340
October 1, 2016	$2,106	$3	$8	$(36)	$(1,165)	$(516)	$400

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended		Nine Months Ended
Comprehensive Income Components	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015	Location
Unrealized holding gains (losses)[1] on available-for-sale investments:
	$42	$11	$530	$85	Gains (losses) on equity investments, net
	—	1	—	1	Interest and other, net
	42	12	530	86
Unrealized holding gains (losses) on derivatives:
Currency forwards	(11)	(81)	(70)	(217)	Cost of sales
	(2)	(50)	(5)	(145)	Research and development
	1	(16)	—	(38)	Marketing, general and administrative
	—	—	10	—	Gains (losses) on equity investments, net
Other instruments	—	—	1	—	Gains (losses) on equity investments, net
	19	—	36	—	Interest and other, net
	7	(147)	(28)	(400)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(2)	(2)	(6)	(6)
Actuarial gains (losses)	(20)	(15)	(46)	(43)
	(22)	(17)	(52)	(49)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$27	$(152)	$450	$(363)

[1]	We determine the cost of the investment sold based on an average cost basis at the individual security level.
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.
We estimate that we will reclassify approximately $15 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

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
Our operating segments in effect as of October 1, 2016 include:

• Client Computing Group (CCG)	• Intel Security Group (ISecG)
• Data Center Group (DCG)	• Programmable Solutions Group (PSG)
• Internet of Things Group (IOTG)	• All other
• Non-Volatile Memory Solutions Group (NSG)	• New Technology Group (NTG)
During the first quarter of 2016, we formed PSG as a result of our acquisition of Altera. For further information, see "Note 8: Acquisitions and Divestitures." Additionally, we formed NTG, which includes products designed for wearables, cameras, drones, and other market segments, and determined that the Software and Services Group is no longer an operating segment. All prior-period amounts have been retrospectively adjusted to reflect the way we internally manage and monitor segment performance starting in fiscal year 2016 and include other minor reorganizations.
In the third quarter of 2016, we announced our planned divestiture of our Intel Security business and expect to close the transaction in the second quarter of 2017. For further information, see "Note 8: Acquisitions and Divestitures."
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

•
Programmable Solutions Group. Includes programmable semiconductors (primary field-programmable gate arrays) and related products for a broad range of market segments, including communications, networking and storage, industrial, military, and automotive.

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
Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2016	Sep 26, 2015	Oct 1, 2016	Sep 26, 2015
Net revenue:
Client Computing Group
Platform	$8,258	$8,094	$22,395	$22,280
Other	634	412	1,384	1,183
	8,892	8,506	23,779	23,463
Data Center Group
Platform	4,164	3,857	11,589	10,842
Other	378	283	979	831
	4,542	4,140	12,568	11,673
Internet of Things Group
Platform	605	501	1,673	1,450
Other	84	80	239	223
	689	581	1,912	1,673
Non-Volatile Memory Solutions Group	649	655	1,760	1,943
Intel Security Group	537	506	1,611	1,473
Programmable Solutions Group	425	—	1,249	—
All other	44	77	134	216
Total net revenue	$15,778	$14,465	$43,013	$40,441
Operating income (loss):
Client Computing Group	$3,327	$2,433	$7,123	$5,447
Data Center Group	2,110	2,130	5,639	5,672
Internet of Things Group	191	150	403	382
Non-Volatile Memory Solutions Group	(134)	51	(453)	215
Intel Security Group	115	97	297	134
Programmable Solutions Group	78	—	(184)	—
All other	(1,225)	(669)	(4,477)	(2,147)
Total operating income	$4,462	$4,192	$8,348	$9,703

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three and nine months ended October 1, 2016 to the three and nine months ended September 26, 2015.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

•	Contractual Obligations. Material changes, outside our ordinary course of business, to our significant contractual obligations as of December 26, 2015.
This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 26, 2015. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and as may be updated in our subsequent Quarterly Reports on Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of October 31, 2016.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview
Our results of operations for each period were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q3 2016	Q2 2016	Change	Q3 2016	Q3 2015	Change
Net revenue	$15,778	$13,533	$2,245	$15,778	$14,465	$1,313
Gross margin	$9,983	$7,973	$2,010	$9,983	$9,111	$872
Gross margin percentage	63.3%	58.9%	4.4%	63.3%	63.0%	0.3%
Operating income	$4,462	$1,318	$3,144	$4,462	$4,192	$270
Net income	$3,378	$1,330	$2,048	$3,378	$3,109	$269
Diluted earnings per common share	$0.69	$0.27	$0.42	$0.69	$0.64	$0.05
Effective tax rate	21.8%	20.4%	1.4%	21.8%	26.9%	(5.1)%
In Q3 2016 we achieved record revenue of $15.8 billion, up 9% from Q3 2015, with strong growth in Client Computing Group (CCG) and record revenue from both Data Center Group (DCG) and Internet of Things Group (IOTG). The revenue results included Programmable Solutions Group (PSG) revenue from the newly acquired Altera Corporation (Altera). Q3 2016 revenue was above our Business Outlook, which was revised upward in September 2016 from our original expectations as a result of inventory replenishment and better than expected PC demand.
Gross margin of 63.3%, including approximately 1.5 points of amortization of acquisition-related intangibles, was 3.3 points above the midpoint of our original expectation of 60.0% and was up 0.3 points from Q3 2015. Compared to Q3 2015, the gross margin percentage was positively impacted by lower platform unit costs and higher platform average selling prices, which were partially offset by higher factory startup costs on 10nm, lower Non-Volatile Memory Solutions Group (NSG) profits, and amortization of acquisition-related intangibles. Spending on R&D and MG&A for the quarter was $5.1 billion, down $77 million from Q2 2016, driven by deeper cuts associated with our restructuring program partially offset by an increase in profit dependent spending. There were $372 million in restructuring and other charges for the quarter. Operating income for Q3 2016 was $4.5 billion, up 6% on a year-on-year basis. The tax rate for the quarter was 21.8%. Net income for Q3 2016 was $3.4 billion, up 9% on a year-on-year basis. Earnings per share were $0.69, up 5 cents on a year-on-year basis.
In September 2016, to further accelerate our transformation and focus our business on core strategic areas, we announced the planned divestiture of our Intel Security business. The planned divestiture along with the 2016 Restructuring Program, which is on-track to achieve the run rate savings and employment reductions announced earlier this year, resulted in additional restructuring and other charges in Q3 2016. For additional information about the restructuring programs as well as the divestiture of Intel Security, see "Restructuring and Other Charges" in the MD&A and "Note 8: Acquisitions and Divestitures" respectively.
Compared to Q3 2015, CCG revenue was up 5% and operating income increased 37%. DCG revenue was up 10% and operating income was down 1% as we increased investments and continued to ramp the first 14nm DCG product. IOTG revenue was up 19% and operating income was up 27%. NSG revenue was down 1% and operating loss was at $134 million. PSG recognized revenue of $425 million, up 6 percent when compared to Altera’s results from a year ago, and operating income was at $78 million. Intel Security Group (ISecG) revenue was up 6% and operating income was up 19%.
We ended Q3 2016 with $17.8 billion of cash and cash equivalents, short-term investments, and trading assets, up $80 million from Q2 2016. Our business continues to generate healthy cash with $5.8 billion of cash from operations in Q3 2016. During Q3 2016, we purchased $2.5 billion in capital assets, paid $1.2 billion in dividends, repurchased $457 million of common stock, and repaid $1.0 billion in commercial paper. As of October 1, 2016, total debt was $27.6 billion.
Our Business Outlook for Q4 2016 and full-year 2016 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (research and development (R&D) plus marketing, general, and administrative (MG&A)), restructuring, and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations web site www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-Q.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The statements in the Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and filings with the U.S. Securities and Exchange Commission (SEC) and at other times. The forward-looking statements in the Business Outlook and reiterated or updated in this Form 10-Q will be effective through the close of business on December 16, 2016 unless updated earlier or except as specifically noted otherwise in the Business Outlook. From the close of business on December 16, 2016 until our next quarterly earnings release is published, currently scheduled for January 26, 2017, we will observe a “quiet period.”
During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on October 18, 2016, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Third Quarter of 2016 Compared to Third Quarter of 2015
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Q3 2016		Q3 2015
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$15,778	100.0%	$14,465	100.0%
Cost of sales	5,795	36.7%	5,354	37.0%
Gross margin	9,983	63.3%	9,111	63.0%
Research and development	3,069	19.5%	2,927	20.2%
Marketing, general and administrative	2,006	12.7%	1,910	13.2%
Restructuring and other charges	372	2.3%	14	0.1%
Amortization of acquisition-related intangibles	74	0.5%	68	0.5%
Operating income	4,462	28.3%	4,192	29.0%
Gains (losses) on equity investments, net	(12)	(0.1)%	165	1.1%
Interest and other, net	(132)	(0.8)%	(104)	(0.7)%
Income before taxes	4,318	27.4%	4,253	29.4%
Provision for taxes	940	6.0%	1,144	7.9%
Net income	$3,378	21.4%	$3,109	21.5%

Diluted earnings per common share	$0.69		$0.64
Our net revenue in Q3 2016 increased by $1.3 billion, or 9%, compared to Q3 2015. The higher revenue is driven by higher platform average selling prices, up 7% due to a higher mix of DCG platform unit sales and a lower mix of phone and tablet platform unit sales, along with the inclusion of revenue in PSG from the newly acquired Altera and higher CCG non-platform revenue. These increases in revenue were partially offset by lower platform unit sales, down 2%, which were driven by lower phone, tablet and desktop platform unit sales, which were partially offset by higher notebook platform unit sales.
Our overall gross margin percentage was 63.3% in Q3 2016, up from 63.0% in Q3 2015. We derived most of our overall gross margin dollars for Q3 2016 and Q3 2015 from the sale of platforms in the CCG and DCG operating segments. Our overall gross margin dollars in Q3 2016 increased by $872 million, or 9.6%, compared to Q3 2015. The following results drove the change in gross margin in Q3 2016 compared to Q3 2015 by approximately the amounts indicated:

(In Millions)	Gross Margin Reconciliation (Q3 2016 compared to Q3 2015):
$640	Higher gross margin from platform revenue[1]
370	Lower platform unit costs, primarily driven by cost improvements on our 14nm products
280	PSG gross margin from acquisition of Altera
(280)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
(175)	Lower NSG gross margin
(160)	Altera and other acquisition-related charges
197	Other
$872

[1]	Higher gross margin from platform revenue was driven by higher average selling prices, which were partially offset by lower platform unit sales.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(Dollars in Millions)	Q3 2016	Q3 2015	Change	% Change
Platform revenue	$8,258	$8,094	$164	2%
Other revenue	634	412	222	54%
Net revenue	$8,892	$8,506	$386	5%
Operating income	$3,327	$2,433	$894	37%
CCG platform unit sales				(4)%
CCG platform average selling prices				6%
Within the CCG operating segment, the following results, drove the change in revenue in Q3 2016 compared to Q3 2015.

(In Millions)	Revenue Reconciliation (Q3 2016 compared to Q3 2015):
$222	Higher non-platform revenue
165	Higher notebook platform average selling prices, up 3%
164	Higher notebook platform unit sales, up 4%
(165)	Lower desktop platform unit sales, down 6%
$386
The following results drove the change in CCG operating income in Q3 2016 compared to Q3 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (Q3 2016 compared to Q3 2015):
$480	Lower CCG platform unit cost, primarily driven by cost improvement on our 14nm CCG products
285	Lower CCG operating expense
255	Higher gross margin from CCG platform revenue[1]
(265)	Higher CCG factory start-up costs, primarily driven by the ramp of our 10nm process technology
139	Other
$894

[1]
Higher gross margin from CCG platform revenue was driven by higher CCG platform average selling prices, partially offset by lower CCG platform volume. CCG platform average selling prices increased due to a lower mix of phone and tablet and higher average selling prices on notebook platform.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(Dollars in Millions)	Q3 2016	Q3 2015	Change	% Change
Platform revenue	$4,164	$3,857	$307	8%
Other revenue	378	283	95	34%
Net revenue	$4,542	$4,140	$402	10%
Operating income	$2,110	$2,130	$(20)	(1)%
DCG platform unit sales				12%
DCG platform average selling prices				(3)%
Our DCG platform revenue increased primarily due to growth in the cloud and communication service provider market segments. The following results, drove the change in DCG revenue in Q3 2016 compared to Q3 2015.

(In Millions)	Revenue Reconciliation (Q3 2016 compared to Q3 2015):
$447	Higher DCG platform unit sales, up 12%
(140)	Lower DCG platform average selling prices, down 3%
95	Other
$402
The following results, drove the change in DCG operating income in Q3 2016 compared to Q3 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (Q3 2016 compared to Q3 2015):
$265	Higher gross margin from DCG platform revenue
(235)	Higher DCG operating expense
(50)	Other
$(20)
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(Dollars in Millions)	Q3 2016	Q3 2015	Change	% Change
Platform revenue	$605	$501	$104	21%
Other revenue	84	80	4	5%
Net revenue	$689	$581	$108	19%
Operating income	$191	$150	$41	27%
Net revenue for the IOTG operating segment increased in Q3 2016 compared to Q3 2015, primarily due to higher IOTG platform average selling prices.
Operating income for the IOTG operating segment increased in Q3 2016 compared to Q3 2015, driven by higher gross margin from IOTG platform revenue partially offset by higher IOTG operating expense.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Volatile Memory Solutions Group
The revenue and operating income (loss) for the NSG operating segment for each period were as follows:

(Dollars in Millions)	Q3 2016	Q3 2015	Change	% Change
Net revenue	$649	$655	$(6)	(1)%
Operating income (loss)	$(134)	$51	$(185)	n/m
The operating results for the NSG operating segment decreased in Q3 2016 compared to Q3 2015, driven by lower gross margin from lower average selling prices and higher costs on ramp of 3D NAND technology, which were partially offset by higher unit sales and lower unit cost.
Intel Security Group
The revenue and operating income for the ISecG operating segment for each period were as follows:

(Dollars in Millions)	Q3 2016	Q3 2015	Change	% Change
Net revenue	$537	$506	$31	6%
Operating income	$115	$97	$18	19%
Programmable Solutions Group
PSG operating segment was created in Q1 2016, subsequent to the acquisition of Altera. The revenue and operating income (loss) for the PSG operating segment for each period were as follows:

(Dollars in Millions)	Q3 2016	Q3 2015	Change
Net revenue	$425	$—	$425
Operating income (loss)	$78	$—	$78
Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	Q3 2016	Q3 2015
Research and development (R&D)	$3,069	$2,927
Marketing, general and administrative (MG&A)	$2,006	$1,910
R&D and MG&A as percentage of net revenue	32.2%	33.4%
Restructuring and other charges	$372	$14
Amortization of acquisition-related intangibles	$74	$68
Research and Development
R&D increased by $142 million, or 5%, in Q3 2016 compared to Q3 2015. This increase was driven by higher product and process development expenses and PSG expenses, and was partially offset by lower depreciation expense in 2016 due to a change at the beginning of fiscal year 2016 to the estimated useful life of our machinery and equipment in our wafer fabrication facilities and savings from our 2016 restructuring program.
Marketing, General and Administrative
MG&A increased by $96 million, or 5%, in Q3 2016 compared to Q3 2015. This increase was driven primarily by PSG expenses.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
Restructuring and other charges for each period were as follows:

(In Millions)	Q3 2016	Q3 2015
2016 Restructuring Program	$349	$—
2013 and 2015 Restructuring Programs	—	14
Other charges	23	—
Total restructuring and other charges	$372	$14
2016 Restructuring Program. In Q2 2016, our management approved and commenced the 2016 Restructuring Program to accelerate our transformation from a PC company to one that powers the cloud and billions of smart, connected computing devices. Under this program, we are in the process of closing certain facilities and reducing headcount globally to align our operations with evolving business needs by investing in our growth businesses and improving efficiencies. We expect these actions to be substantially completed by Q2 2017.
Restructuring and other charges by type for the 2016 Restructuring Program for the period were as follows:

(In Millions)	Q3 2016
Employee severance and benefit arrangements	$338
Pension settlement charges	10
Asset impairments and other charges	1
Total restructuring and other charges	$349
For further discussion, see "Results of Operations – First Nine Months of 2016 Compared to First Nine Months of 2015."
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	Q3 2016	Q3 2015
Gains (losses) on equity investments, net	$(12)	$165
Interest and other, net	$(132)	$(104)
We recognized a net loss on equity investments in Q3 2016 compared to a net gain in Q3 2015 primarily due to lower gains on third-party merger transactions in Q3 2016. We recognized a higher interest and other, net loss in Q3 2016 compared to Q3 2015 primarily due to higher interest expense from debt issued or acquired in 2015 and 2016.
Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	Q3 2016	Q3 2015
Income before taxes	$4,318	$4,253
Provision for taxes	$940	$1,144
Effective tax rate	21.8%	26.9%
A substantial majority of the decrease in our effective tax rate in Q3 2016 compared to Q3 2015 was driven by the permanent reinstatement of the U.S. R&D tax credit in Q4 2015 which was not reflected in Q3 2015 effective tax rate and a higher proportion of our income in lower taxed jurisdictions.

Results of Operations – First Nine Months of 2016 Compared to First Nine Months of 2015
Certain consolidated condensed statements of income data as a percentage of net revenue for each period were as follows:

	YTD 2016		YTD 2015
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$43,013	100.0%	$40,441	100.0%
Cost of sales	16,927	39.4%	15,352	38.0%
Gross margin	26,086	60.6%	25,089	62.0%
Research and development	9,460	22.0%	9,009	22.3%
Marketing, general and administrative	6,239	14.4%	5,812	14.4%
Restructuring and other charges	1,786	4.2%	367	0.8%
Amortization of acquisition-related intangibles	253	0.6%	198	0.5%
Operating income	8,348	19.4%	9,703	24.0%
Gains (losses) on equity investments, net	488	1.2%	297	0.7%
Interest and other, net	(340)	(0.8)%	(91)	(0.2)%
Income before taxes	8,496	19.8%	9,909	24.5%
Provision for taxes	1,742	4.1%	2,102	5.2%
Net income	$6,754	15.7%	$7,807	19.3%

Diluted earnings per common share	$1.39		$1.59
Our net revenue for the first nine months of 2016 increased by $2.6 billion, or 6%, compared to the first nine months of 2015. Our results for the first nine months of 2016 reflected an extra workweek as compared to the first nine months 2015. The higher revenue is driven by higher platform average selling prices, up 12% due to a lower mix of phone and tablet platform unit sales and a higher mix of DCG platform unit sales, and inclusion of revenue in PSG from the newly acquired Altera. These increases in revenue were partially offset by lower platform unit sales of 8%, which were driven by lower phone and tablet platform unit sales.
Our overall gross margin percentage decreased to 60.6% in the first nine months of 2016 from 62.0% in the first nine months of 2015. We derived most of our overall gross margin dollars for the first nine months of 2016 and the first nine months of 2015 from the sale of platforms in the CCG and DCG operating segments. Our overall gross margin dollars in the first nine months of 2016 increased by $997 million, or 4.0%, compared to the first nine months of 2015. The following results drove the change in gross margin in the first nine months of 2016 compared to the first nine months of 2015 by approximately the amounts indicated:

(In Millions)	Gross Margin Reconciliation (YTD 2016 compared to YTD 2015):
$1,765	Higher gross margin from platform revenue[1]
880	PSG gross margin from acquisition of Altera
(885)	Altera and other acquisition-related charges
(595)	Lower NSG gross margin, primarily driven by lower average selling prices
(355)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
187	Other
$997

[1]	Higher gross margin from platform revenue was driven by higher platform average selling prices, which were partially offset by lower platform unit sales.

Client Computing Group
The revenue and operating income for the CCG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Platform revenue	$22,395	$22,280	$115	1%
Other revenue	1,384	1,183	201	17%
Net revenue	$23,779	$23,463	$316	1%
Operating income	$7,123	$5,447	$1,676	31%
CCG platform unit sales				(11)%
CCG platform average selling prices				12%
Within the CCG operating segment, the following results, drove the change in revenue in the first nine months of 2016 compared to the first nine months of 2015.

(In Millions)	Revenue Reconciliation (YTD 2016 compared to YTD 2015):
$235	Higher notebook platform average selling prices, up 2%
216	Higher desktop platform average selling prices, up 2%
196	Reduction of cash consideration paid to customers on our mobile platforms
(367)	Lower desktop platform unit sales, down 5%
(149)	Lower notebook platform unit sales, down 1%
185	Other
$316
The following results drove the change in CCG operating income in the first nine months of 2016 compared to the first nine months of 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (YTD 2016 compared to YTD 2015):
$860	Higher gross margin from platform revenue[1]
595	Lower CCG operating expense
295	Lower CCG platform unit cost, primarily driven by cost improvement on our 14nm CCG products
(370)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
296	Other
$1,676

[1]
Higher gross margin from CCG platform revenue was driven by higher CCG platform average selling prices, partially offset by lower CCG platform unit sales. CCG platform average selling prices increased due to a lower mix of phone and tablet platforms and higher mix of notebook and desktop platforms.

Data Center Group
The revenue and operating income for the DCG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Platform revenue	$11,589	$10,842	$747	7%
Other revenue	979	831	148	18%
Net revenue	$12,568	$11,673	$895	8%
Operating income	$5,639	$5,672	$(33)	(1)%
DCG platform unit sales				9%
DCG platform average selling prices				(2)%
Our DCG platform revenue increased primarily due to growth in the cloud and communications service provider market segments. The following results, drove the change in DCG revenue in the first nine months of 2016 compared to the first nine months of 2015.

(In Millions)	Revenue Reconciliation (YTD 2016 compared to YTD 2015):
$1,017	Higher DCG platform unit sales, up 9%
(270)	Lower DCG platform average selling prices, down 2%
148	Other
$895
The following results, drove the change in DCG operating income in the first nine months of 2016 compared to first nine months of 2015 by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation (YTD 2016 compared to YTD 2015):
$660	Higher gross margin from DCG platform revenue
(440)	Higher DCG operating expense
(275)	Higher DCG platform unit costs, primarily driven by the ramp of our 14nm DCG products
22	Other
$(33)
Internet of Things Group
The revenue and operating income for the IOTG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Platform revenue	$1,673	$1,450	$223	15%
Other revenue	239	223	16	7%
Net revenue	$1,912	$1,673	$239	14%
Operating income	$403	$382	$21	5%
Net revenue for the IOTG operating segment increased in the first nine months of 2016 compared to the first nine months of 2015, primarily due to higher IOTG platform unit sales on strength in the video and retail market segments.
Operating income for the IOTG operating segment increased in the first nine months of 2016 compared to the first nine months of 2015, primarily driven by higher gross margin from IOTG platform revenue partially offset by higher IOTG operating expense.

Non-Volatile Memory Solutions Group
The revenue and operating income (loss) for the NSG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Net revenue	$1,760	$1,943	$(183)	(9)%
Operating income (loss)	$(453)	$215	$(668)	n/m
Net revenue for the NSG operating segment decreased in the first nine months of 2016 compared to the first nine months of 2015, primarily due to lower average selling prices from competitive pricing pressure.
The operating results for the NSG operating segment decreased in the first nine months of 2016 compared to the first nine months of 2015, driven by lower revenue from competitive pricing pressures, higher costs on the ramp of our 3D NAND flash memory in our Dalian, China facility, and higher spending on 3D XPointTM technology. Decreases were offset by lower unit costs.
Intel Security Group
The revenue and operating income for the ISecG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change	% Change
Net revenue	$1,611	$1,473	$138	9%
Operating income	$297	$134	$163	122%
Net revenue for the ISecG operating segment increased in the first nine months of 2016 compared to the first nine months of 2015, driven by the consumer market segment.
The operating results for the ISecG operating segment increased in the first nine months of 2016 compared to the first nine months of 2015, driven by higher ISecG gross margin and lower ISecG operating expense.
Programmable Solutions Group
The revenue and operating income (loss) for the PSG operating segment for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015	Change
Net revenue	$1,249	$—	$1,249
Operating income (loss)	$(184)	$—	$(184)
PSG operating segment was created in Q1 2016, subsequent to the acquisition of Altera. The net revenue results are impacted by acquisition-related charges regarding the revaluation of deferred revenue to fair value. As part of purchase price accounting, we have excluded approximately $99 million of revenue that would have been reported in the first nine months of 2016 if PSG’s deferred revenue not been written down to fair value.
The operating loss for PSG was impacted by acquisition-related charges, primarily deferred revenue write down and inventory valuation adjustment. Due to the revaluation of deferred revenue to fair value, we excluded revenue and associated costs that would have created $64 million of operating income in the first nine months of 2016. Additionally, we incurred approximately $387 million of additional cost of sales charges during the period that would have been excluded from the operating results for the first nine months of 2016 if the acquired inventory not been remeasured to fair value upon acquisition and then sold through to end customers resulting in zero margin on that inventory for the period.

Operating Expenses
Operating expenses for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015
Research and development (R&D)	$9,460	$9,009
Marketing, general and administrative (MG&A)	$6,239	$5,812
R&D and MG&A as percentage of net revenue	36.5%	36.6%
Restructuring and other charges	$1,786	$367
Amortization of acquisition-related intangibles	$253	$198
Research and Development
R&D increased by $451 million, or 5%, in the first nine months of 2016 compared to the first nine months of 2015. This increase was driven by PSG expenses, higher investment in strategically important areas, such as servers, new devices, Internet of Things, and memory, as well as an extra workweek in 2016. These increases were partially offset by lower depreciation expense in 2016 due to a change at the beginning of fiscal year 2016 to the estimated useful life of our machinery and equipment in our wafer fabrication facilities and savings from our 2016 restructuring program.
Marketing, General and Administrative
MG&A increased by $427 million, or 7%, in the first nine months of 2016 compared to the first nine months of 2015. This increase was driven primarily by PSG expenses and an extra workweek in 2016.
Restructuring and Other Charges
Restructuring and other charges for each period were as follows:

(In Millions)	YTD 2016	YTD 2015
2016 Restructuring Program	$1,763	$—
2013 and 2015 Restructuring Programs	—	367
Other charges	23	—
Total restructuring and other charges	$1,786	$367
2016 Restructuring Program. In Q2 2016, our management approved and commenced the 2016 Restructuring Program to accelerate our transformation from a PC company to one that powers the cloud and billions of smart, connected computing devices. Under this program, we are in the process of closing certain facilities and reducing headcount globally to align our operations with evolving business needs by investing in our growth businesses and improving efficiencies. We expect these actions to be substantially completed by Q2 2017.
Restructuring and other charges by type for the 2016 Restructuring Program for the period were as follows:

(In Millions)	YTD 2016
Employee severance and benefit arrangements	$1,752
Pension settlement charges	10
Asset impairments and other charges	1
Total restructuring and other charges	$1,763

Restructuring and other activity for the 2016 Restructuring Program for the first nine months of 2016 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 26, 2015	$—	$—	$—
Additional accruals	1,511	1	1,512
Adjustments	150	—	150
Cash payments	(940)	—	(940)
Non-cash settlements	(8)	—	(8)
Accrued restructuring balance as of October 1, 2016	$713	$1	$714
We recorded the accruals as restructuring and other charges in the consolidated condensed statement of income and within the "all other" operating segments category. Substantially all of the accrued restructuring balance as of October 1, 2016 is expected to be paid within the next 12 months and was recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets. The remaining accruals were recorded as an increase to our pension liability and are not included in our accrued restructuring balance.
Restructuring actions related to this program that were approved in 2016 impacted approximately 15,000 employees. We estimate that the charges incurred to date as part of the 2016 restructuring program will result in net annual headcount savings of approximately $1.6 billion as we re-balance our workforce. On an annual basis, we expect $1.4 billion of these savings will reduce our R&D and MG&A spending and the remainder will reduce our cost of sales. We began to realize these savings in Q2 2016 and expect to fully realize these savings by mid-2017. These savings are in conjunction with our effort to increase investments in our strategically important areas such as the data center, Internet of Things, and memory businesses.
2013 and 2015 Restructuring Programs. As of October 1, 2016, the remaining liability associated with both programs is $17 million ($70 million as of December 26, 2015). For more information about these programs, see the "Restructuring and Asset Impairment Charges" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2015.
Gains (Losses) on Equity Investments and Interest and Other, Net
Gains (losses) on equity investments and interest and other, net for each period were as follows:

(In Millions)	YTD 2016	YTD 2015
Gains (losses) on equity investments, net	$488	$297
Interest and other, net	$(340)	$(91)
We recognized higher net gains on equity investments in the first nine months of 2016 compared to the first nine months of 2015 primarily due to gains of $407 million related to sales of a portion of our interest in ASML Holding N.V. (ASML) in 2016, partially offset by higher gains on third-party merger transactions in 2015.
We recognized a higher interest and other, net loss in the first nine months of 2016 compared to the first nine months of 2015 primarily due to higher interest expense from debt issued or acquired in 2015 and 2016.

Provision for Taxes
Our provision for taxes and effective tax rate for each period were as follows:

(Dollars in Millions)	YTD 2016	YTD 2015
Income before taxes	$8,496	$9,909
Provision for taxes	$1,742	$2,102
Effective tax rate	20.5%	21.2%
A majority of the decrease in our effective tax rate between the first nine months of 2016 and the first nine months of 2015 was driven by 2016 benefits from a higher proportion of our income from lower taxed jurisdictions, permanent reinstatement of the U.S. R&D tax credit in the first nine months of 2016 as compared to the first nine months 2015, and one-time tax benefit from a divestiture in Q1 2016, which were partially offset by one-time settlements in Q2 2015 and our decision during 2015 to indefinitely reinvest prior years' non-U.S. earnings.
Liquidity and Capital Resources

(Dollars in Millions)	Oct 1, 2016	Dec 26, 2015
Cash and cash equivalents, short-term investments, and trading assets	$17,769	$25,313
Other long-term investments	$4,189	$1,891
Loans receivable and other	$1,224	$1,170
Reverse repurchase agreements with original maturities greater than approximately three months	$250	$1,000
Unsettled trade liabilities and other	$79	$99
Short-term and long-term debt	$27,616	$22,670
Temporary equity	$886	$897
Debt as percentage of permanent stockholders’ equity	43.8%	37.1%
In summary, our cash flows for each period were as follows:

(In Millions)	YTD 2016	YTD 2015
Net cash provided by operating activities	$13,658	$13,590
Net cash used for investing activities	(22,373)	(10,911)
Net cash provided by (used for) financing activities	(1,841)	1,824
Effect of exchange rate fluctuations on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	$(10,556)	$4,504
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first nine months of 2016 compared to the first nine months of 2015, the $68 million increase in cash provided by operations was due to higher adjustments to net income for non-cash items in the first nine months of 2016. This increase was partially offset by lower net income and changes in working capital.
Changes in assets and liabilities as of October 1, 2016, compared to December 26, 2015, included a decrease in accrued compensation and benefits due to the payout of 2015 profit-dependent compensation and 2016 restructuring program benefits, offset by a decrease in our income tax payable position in 2016 related to the timing of income tax payments and certain tax benefits.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the first nine months of 2016, our three largest customers accounted for 39% of net revenue with Dell Inc. (Dell) accounting for 15%, Lenovo Group Limited (Lenovo) accounting for 13%, and HP Inc. accounting for 11%. These three customers accounted for 35% of net accounts receivable as of October 1, 2016.
For the first nine months of 2015, our three largest customers accounted for 46% of net revenue with Hewlett-Packard Company accounting for 18%, Dell accounting for 15%, and Lenovo accounting for 13%. These three customers accounted for 49% of net accounts receivable as of December 26, 2015.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher for the first nine months of 2016 compared to first nine months of 2015. The increase in cash used for investing activities was primarily due to the acquisition of Altera and net trading assets activity (which was a use of cash in 2016 compared to a source of cash in 2015). This activity was partially offset by higher maturities and sales of available-for-sale investments (which included $835 million of cash received from ASML sales), and lower investments in loans receivable and reverse repurchase agreements in the first nine months of 2016.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was used for financing activities in the first nine months of 2016 compared to cash provided by financing in the first nine months of 2015, primarily due to $8.0 billion cash from the issuance of senior unsecured notes during the first nine months of 2015 compared to $2.7 billion in the first nine months of 2016. This activity was partially offset by net short term debt (primarily commercial paper, which was a source of cash in 2016 compared to a use of cash in 2015), and a decrease in common stock repurchases in the first nine months of 2016 compared to 2015.
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
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. As of October 1, 2016, cash and cash equivalents, short-term investments, and trading assets totaled $17.8 billion ($25.3 billion as of December 26, 2015). The decreased balance compared to December 26, 2015 was primarily related to the cash consideration paid for our acquisition of Altera, which closed on December 28, 2015. In addition to the $17.8 billion, we have $4.2 billion of other long-term investments, $1.2 billion of loans receivable and other investments, and $250 million of reverse repurchase agreements with original maturities greater than approximately three months that we include when assessing our sources of liquidity. Most of our investments in debt instruments are in A/A2 or better rated issuances, and the majority are rated AA-/Aa3 or better.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion. Maximum borrowings under our commercial paper program were $3.0 billion during the first nine months of 2016 and $450 million commercial paper remained outstanding as of October 1, 2016. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of October 1, 2016. On December 21, 2015, we entered into a short-term credit facility to borrow up to $5.0 billion to facilitate the settlement of our acquisition of Altera. Under this credit facility we borrowed $4.0 billion, and the facility was closed in January 2016. In Q2 2016, we issued a total of $2.8 billion aggregate principal amount of senior unsecured notes to refinance existing indebtedness, including our 1.95% senior notes due 2016 and a portion of our 1.35% senior notes due 2017. For further information on the terms of the notes, see “Note 14: Borrowings” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.
As of October 1, 2016, $15.2 billion of our $17.8 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $15.2 billion held by our non-U.S. subsidiaries, approximately $1.5 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of October 1, 2016. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued. This amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Marketable Debt Instruments
As of October 1, 2016, our assets measured and recorded at fair value on a recurring basis included $20.1 billion of marketable debt instruments. Of these instruments, $10.5 billion was classified as Level 1, $9.5 billion as Level 2, and $21 million as Level 3.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical instruments that are traded in active markets. We evaluate instrument-specific market data when determining whether the market for a debt instrument is active.
Of the $9.5 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 35% was classified as Level 2 due to the use of a discounted cash flow model performed by us and approximately 65% was classified as such due to the use of non-binding market consensus prices that were corroborated with observable market data.
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

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans Receivable and Reverse Repurchase Agreements
As of October 1, 2016, our assets measured and recorded at fair value on a recurring basis included $603 million of loans receivable and $768 million of reverse repurchase agreements. All of these investments were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.
Marketable Equity Securities
As of October 1, 2016, our assets measured and recorded at fair value on a recurring basis included $6.0 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.
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
We are affected by changes in currency exchange rates, interest rates, and equity prices. The information in this section should be read in conjunction with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2015. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of October 1, 2016 and December 26, 2015. Actual results may differ materially.Equity Prices
Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities at the inception of our investments. Before we enter into hedge arrangements, we evaluate legal, market, and economic factors, as well as the expected timing of disposal to determine whether hedging is appropriate. Our equity market risk management program may include equity derivatives with or without hedge accounting designation that utilize warrants, equity options, or other equity derivatives.
We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the losses and gains on the related liabilities.
As of October 1, 2016, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.0 billion ($6.0 billion as of December 26, 2015). Substantially all of our marketable equity investments portfolio as of October 1, 2016, was concentrated in our investment in ASML of $6.0 billion ($5.7 billion as of December 26, 2015). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 20% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.2 billion, based on the value as of October 1, 2016 (a decrease in value of approximately $1.8 billion, based on the value as of December 26, 2015 using an assumed decline of 30%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable cost method equity investments had a carrying amount of $3.2 billion as of October 1, 2016 ($2.9 billion as of December 26, 2015) and included our Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum) and Cloudera, Inc. (Cloudera) investments of $966 million and $454 million, respectively ($966 million and $454 million for UniSpreadtrum and Cloudera, respectively, as of December 26, 2015). The carrying amount of our non-marketable equity method investments was $1.5 billion as of October 1, 2016 ($1.6 billion as of December 26, 2015). A majority of our non-marketable equity method investments balance as of October 1, 2016 was concentrated in our IM Flash Technologies, LLC (IMFT) and Cloudera investments of $886 million and $233 million, respectively ($872 million and $256 million for IMFT and Cloudera, respectively, as of December 26, 2015).

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 26, 2015, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2015 Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q for the quarters ended April 2, 2016 and July 2, 2016, remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of October 1, 2016, $7.3 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our repurchase plan during the third quarter of 2016 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
July 3, 2016 - July 30, 2016	4.1	$34.46	$7,652
July 31, 2016 - August 27, 2016	4.7	34.90	7,488
August 28, 2016 - October 1, 2016	4.3	36.49	$7,331
Total	13.1	$35.29
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
For further discussion, see "Note 17: Common Stock Repurchases" in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 21, 2016	8-K	000-06217	3.2	1/26/2016
10.1**	Offer Letter by and between Intel Corporation and Robert Swan dated September 14, 2016					X
10.2**	Form of Indemnification Agreement with Directors and Executive Officers (for Directors and Executive Officers who joined Intel Corporation after July 1, 2016)					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

INTEL CORPORATION (Registrant)

Date:	October 31, 2016	By:	/s/ ROBERT H. SWAN
Robert H. Swan
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer