Form 10-K
period 2016-12-31
INTEL CORP
filed 2017-02-17
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2016, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on such date, was
$154.8 billion
4,728 million shares of common stock outstanding as of February 7, 2017
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement related to its 2017 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

INTEL CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly in "Risk Factors" in Part I, Item 1A of this Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-K do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 17, 2017. In addition, the forward-looking statements in this Form 10-K are made as of the date of this filing, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I

ITEM 1.	BUSINESS
Company Overview
We are a world leader in the design and manufacturing of essential products and technologies that power the cloud and an increasingly smart, connected world. Intel delivers computer, networking, and communications platforms to a broad set of customers including original equipment manufacturers (OEMs), original design manufacturers (ODMs), cloud and communications service providers, as well as industrial, communications and automotive equipment manufacturers. We are expanding the boundaries of technology through our relentless pursuit of Moore’s Law and computing breakthroughs that make amazing experiences possible. We were incorporated in California in 1968 and reincorporated in Delaware in 1989.
Company Strategy
Our vision is if it is smart and connected, it is best with Intel®. As a result, our strategy is to drive a "Virtuous Cycle of Growth" that enables the expansion of the data center as well as the proliferation of smart, connected things and devices, while continuing to fuel technology with the economics of Moore's Law.
People are experiencing a dramatic shift in their relationship to technology as things and devices become increasingly connected to each other and the cloud, merging the digital and physical worlds. Computing is becoming pervasive everywhere and in everything. The Virtuous Cycle of Growth leverages Intel's core assets to power the cloud and drive the increasingly smart and connected world.
Virtuous Cycle of Growth
Our businesses across the cloud and data center, through things and devices, are accelerated by memory and field-programmable gate array (FPGA) technologies—all of which are bound together by connectivity and enhanced by the economics of Moore's Law. We further transform these technologies to deliver compelling user experiences.

•
The Cloud and Data Center. We believe that the most important trend shaping the future of the smart and connected world is the cloud. We design and optimize our products to deliver industry leading performance and best in class total cost of ownership for cloud workloads. Intel is adding new products and features to our portfolio to address emerging, high growth workloads such as artificial intelligence, media, and 5G.

•
Things and Devices. Things and devices encompass all smart devices, including PCs, sensors, consoles, and other edge devices that are connected to the cloud. When a "thing" is connected to the cloud, the data it captures can be measured in real time and accessed virtually from anywhere. We will continue to deliver leadership, performance, and innovation in PCs. In our Internet of Things business, we focus our investments on areas where we see growth potential, such as the autonomous vehicle, industrial, and retail market segments.

•
Memory and Programmable Solutions. Advancements in memory technology and programmable solutions, such as FPGAs, make possible entirely new classes of products for the data center and Internet of Things. The need for faster storage and greater memory capacity unlocks value in the cloud as the demand to automate and analyze exponential quantities of data increases. FPGAs can efficiently manage the changing workload demands of next-generation data centers and offer the flexibility for users to change their workloads real-time. FPGAs are also used in a wide range of other applications, such as machine learning and Advanced Driver Assistance Systems.

•
Connectivity. As the connectivity technologies continue to evolve, more things and devices are able to connect with each other and the cloud. The ability to connect, and to derive actionable insights from massive amounts of data brings new experiences to our daily lives and transforms businesses.

•
Moore's Law. Our co-founder Gordon Moore predicted, in what is known as Moore's Law, that transistor density on integrated circuits would double about every two years. Intel’s advancement of Moore’s Law has driven significant computing power growth and increasingly better economics and pricing. We will continue to harness the value of Moore's Law by enabling new devices with higher functionality and complexity while controlling power, cost, and size.

Leveraging our core assets enhances our strategy and provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Our core assets include the following:

•
Silicon and Manufacturing Technology Leadership. We have long been the leader in silicon manufacturing process technology and we aim to continue our lead through investment and innovation in this critical area. Unlike many other semiconductor companies, we primarily manufacture our products in our own manufacturing facilities, which enables us to optimize performance, shorten our time-to-market, and scale new products more rapidly. We believe this competitive advantage will be extended in the future as the costs to build leading-edge fabrication facilities increase over time.

•
Architecture and Platforms. We are able to share intellectual property across our platforms and operating segments, which reduces our costs and provides a higher return on capital in our growth market segments. The combination of our shared intellectual property portfolio and our interchangeable manufacturing assets allows us to seamlessly shift our production capabilities to respond to market demand. We continue to invest in improving Intel architecture and product platforms to deliver increased value to our customers and expand the capabilities of the architecture in adjacent market segments.

•
Software and Services. We offer software and services that provide solutions through a combination of hardware and software for consumer and corporate environments and that assist software developers in creating software applications that take advantage of our platforms.

•
Customer Orientation. We focus on providing compelling user experiences by developing our next generation of products based on customer needs and expectations. In turn, our products help enable the design and development of new user experiences, form factors, and usage models. We offer platforms that incorporate various components and capabilities designed and configured to work together to provide an optimized solution that customers can easily integrate into their products.

•
Acquisitions and Strategic Investments. We invest in companies around the world that we believe will further our strategic objectives, stimulate growth in the digital economy, create new business opportunities for Intel, and generate financial returns. Our investments take different forms, including acquisition of companies to further advance our strategic objectives, which is exemplified by our acquisition of Altera Corporation (Altera) in Q1 2016. Through the Altera acquisition, we are able to combine programmable solutions with our leading-edge products and manufacturing process to enable new classes of products for the data center and Internet of Things market segments.

•
Corporate Responsibility. Throughout our history, Intel has expanded the reach, influence, and power of computing to improve people’s everyday lives. We set ambitious goals and make strategic investments to drive improvements in environmental sustainability, supply chain responsibility, diversity and inclusion, and social impact that benefit the environment and society. We believe that our focus on corporate responsibility—built on a strong foundation of transparency, governance, and ethics—creates value for Intel and our stockholders by helping us mitigate risks, reduce costs, build brand value, and identify new market opportunities. To understand our performance and the progress we are making toward our corporate responsibility goals, refer to "Corporate Responsibility and Sustainability" below and our Corporate Responsibility Report on our website.

Business Organization
We manage our business through the following operating segments:

Client Computing Group (CCG)

Includes platforms designed for notebooks, 2 in 1 systems, desktops (including all-in-ones and high-end enthusiast PCs), tablets, phones, wireless and wired connectivity products, and mobile communication components.

Data Center Group (DCG)

Includes workload-optimized platforms and related products designed for enterprise, cloud, and communication infrastructure market segments.

Internet of Things Group (IOTG)

Includes platforms designed for Internet of Things market segments, including retail, transportation, industrial, video, buildings and smart cities, along with a broad range of other market segments.

Non-Volatile Memory Solutions Group (NSG)

Includes NAND flash memory products primarily used in solid-state drives.

Intel Security Group (ISecG)

Includes security software products designed to deliver innovative solutions that secure computers, mobile devices, and networks around the world.

Programmable Solutions Group (PSG)

Includes programmable semiconductors (primarily FPGAs) and related products for a broad range of market segments, including communications, data center, industrial, military, and automotive.

All Other

Includes results from our other non-reportable segment and corporate-related charges.
For additional information regarding our operating segments, including the planned divestiture of ISecG, see "Note 4: Operating Segments and Geographic Information" and "Note 10: Acquisitions and Divestitures" in Part II, Item 8 of this Form 10-K.

Revenue by Major Operating Segment
Net revenue for each of our reported operating segments is presented below.
Percentage of Revenue by Major Operating Segment
(Dollars in Millions)
Products
Platforms
We offer platforms that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone System-on-Chip (SoC), or a multichip package. A platform may be enhanced by additional hardware, software, and services offered by Intel. Platforms are used in various form factors across our CCG, DCG, and IOTG operating segments. We derive a substantial majority of our revenue from platforms, which is our principal product.
A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system. We offer microprocessors with one or multiple processor cores. Multi-core microprocessors can enable improved multitasking and energy-efficient performance by distributing computing tasks across two or more cores. In addition, many of our processor families integrate graphics functionality onto the processor die. In 2016, we released our 7th generation Intel® Core™ processor, formerly code-named Kaby Lake as well as Intel® Xeon® processor E5 v4 family, formerly code-named Broadwell.
A chipset sends data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive or solid-state drive, and optical disc drives. Chipsets extend the audio, video, and other capabilities of many systems and perform essential logic functions, such as balancing the performance of the system and removing bottlenecks.
We offer and develop SoC and multichip packaging products that integrate our CPUs with other system components, such as graphics, audio, imaging, communication and connectivity, and video, onto a single product. SoC and multichip packaging products are designed to reduce total cost of ownership, provide improved performance due to higher integration and lower power consumption, and enable a variety of our form factors.

We offer a range of platforms based upon the following microprocessors:
For additional product information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

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
Intel faces significant competition in the development and market acceptance of our products in this environment. Our platforms, based on Intel architecture, are positioned to compete across the compute continuum, from the lowest power and mobile devices to the most powerful data center servers. These platforms have integrated hardware and software and offer customers benefits such as ease of use, savings in total cost of ownership, and the ability to scale systems to accommodate increased usage.
Competitors
We compete against other companies that make and sell platforms, other silicon components, and software to businesses that build and sell computing and communications systems to end users. Our competitors also include companies that sell goods and services to businesses that use them for their internal and/or customer-facing processes (e.g., businesses running large data centers). In addition, we face competition from OEMs, ODMs, and other industrial and communications equipment manufacturers that, to some degree, choose to vertically integrate their own proprietary semiconductor and software assets. By doing so, these competitors may be attempting to offer greater differentiation in their products and to increase their share of the profits for each finished product they sell. Continuing changes in industry participants through, for example, acquisitions or business collaborations could also have a significant impact on our competitive position.
In the PC market segment, we are a leading provider of platforms for traditional desktops and notebooks. We face existing and emerging competition in these product areas. Tablets, phones, and other mobile devices offered by numerous vendors are significant competitors to traditional PCs for many usages and considerable blurring of system form factors currently exists in the marketplace. We are a relatively recent provider of platforms for tablets and phones, and we face strong competition from vendors that use applications processors based on the ARM* architecture, feature low-power, long battery-life operation, and are built in SoC formats that integrate numerous functions on one chip.
In the data center market segment, we are a leading provider of data center platforms and face competition from companies using ARM architecture or other technologies. Internet cloud computing, storage, and networking are areas of significant targeted growth for us in the data center segment, and we face strong competition in these market segments.
In the Internet of Things market segment, we have a long-standing position as a supplier of components and software for embedded products. This marketplace continues to expand significantly with increasing types and numbers of smart and connected devices for industrial, commercial, and consumer uses such as wearables. As this market segment evolves, we face numerous large and small incumbent processor competitors, as well as new entrants that use ARM architecture and other operating systems and software. In addition, the Internet of Things requires a broad range of connectivity solutions and we face competition from companies providing traditional wireless solutions such as cellular, WiFi, and Bluetooth, as well as several new entrants who are taking advantage of new focused communications protocols.
In the memory market segment, we compete against other providers of NAND flash memory products. We focus our efforts primarily on incorporating NAND flash memory into solution products, such as solid-state drives supporting enterprise and consumer applications. We believe that our memory offerings, including innovative developments such as Intel® Optane™ technology, complement our product offerings in our other segments.
Our security business operates in highly competitive, fragmented, and rapidly changing market segments. We are a major provider of cybersecurity products and services to both businesses and consumers. For businesses, we compete with companies selling individual point security products and companies selling multiple security products. We offer businesses a portfolio of products that are integrated into a comprehensive security solution. For consumers, we primarily compete against other major security companies and providers of free security products. Our consumer offerings are designed to protect user data, identity, and devices across the compute continuum.

In the programmable solutions market segment, we are a leading provider of programmable semiconductors and related products, including FPGAs and SoC FPGAs. We face competition from other programmable logic companies, as well as companies that make other types of semiconductor products, such as application-specific integrated circuits (ASICs), application-specific standard products (ASSPs), graphics processing units (GPUs), digital signal processors (DSPs), and CPUs. Targeted growth areas for our programmable solutions include communications, data center, and automotive applications. The FPGA life cycle is long, relative to other Intel products—from the time that a design win is secured, it generally takes three or more years before a customer starts volume production and we receive the associated revenue from such design win.

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
Competitive Advantages
Our key competitive advantages include:

•
Well-positioned for growth in smart, connected world. We offer solutions across every segment of the smart, connected world—from the cloud, to the network, to devices—and believe that we are well-positioned for growth through our strategy of the Virtuous Cycle of Growth. The expansion and proliferation of the cloud and data center, Internet of Things, memory, and FPGAs—all of which are connected—help grow our business. As more devices connect to the cloud, we have increased opportunities for growth.

•
Transitions to next-generation technologies. We have a market lead in transitioning to the next-generation process technology and bringing products to market using such technology. Our products utilizing our 14-nanometer (nm) process technology are in the market and we are continuing to work on the development of our next-generation 10nm process technology. We believe that these advancements will offer significant improvements in one or more of the following areas: performance, new features, energy efficiency, and cost.

•
Combination of our network of manufacturing and assembly and test facilities with our global architecture design teams. We have made significant capital and research and development (R&D) investments into our integrated manufacturing network, which enables us to have more direct control over our design, development, and manufacturing processes; quality control; product cost; production timing; performance; power consumption; and manufacturing yield. The increased cost of constructing new fabrication facilities to support smaller transistor geometries and larger wafers has led to a reduced number of companies that can build and equip leading-edge manufacturing facilities. Most of our competitors rely on third-party foundries and subcontractors for manufacturing and assembly and test needs. We provide foundry services as an alternative to such foundries.

Manufacturing and Assembly and Test
In 2016, the majority of our wafer manufacturing was conducted within the U.S. Manufacturing conducted within and outside the U.S. may be impacted by the timing of a facility’s transition to a newer process technology, as well as a facility’s capacity utilization.
We manufacture our products in facilities at the following locations:
As of December 31, 2016, our microprocessors were manufactured on 300mm wafers, with a substantial majority manufactured using our 14nm and 22nm process technologies. We continue to develop new generations of manufacturing process technology and realize the benefits which enable silicon designs with less space per transistor, reduced heat output from each transistor, and increased number of integrated features on each chip. These advancements make possible innovations of new products with higher functionality while controlling power, cost, and size. We incur factory start-up costs as we ramp our facilities for a new process technology. In 2017, we announced plans to complete our Arizona facility which is targeted for 7nm process technology.
We use third-party foundries to manufacture wafers for certain components, including communications, connectivity, networking, FPGA, and memory products. In addition, we primarily use subcontractors to manufacture board-level products and systems. We purchase certain communications and connectivity products from external vendors primarily in the Asia-Pacific region. In addition to the assembly and test facilities presented on the map, we use subcontractors to augment capacity to perform assembly and test of certain products, primarily chipsets and communications, FPGAs, connectivity, and memory products.
We utilize a multi-source strategy for our memory business to enable a robust and flexible supply chain. In 2016, we began ramping our facility in Dalian, China to produce leading-edge non-volatile memory. This expansion enables us to maintain a cost-effective strategy to best serve our customers in 3D NAND. In addition to our strategic investments to manufacture memory internally, we have a supplemental supply agreement with Micron Technology, Inc. (Micron), as well as capacity from the joint venture, IM Flash Technologies, LLC (IMFT) factory in Lehi, Utah. For further information on IMFT, see "Note 9: Investments" in Part II, Item 8 of this Form 10-K.
Our employment and operating practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. Intel expects all suppliers to comply with the Intel Code of Conduct and the Electronic Industry Citizenship Coalition (EICC) Code of Conduct, both of which set standards that address the rights of workers to safe and healthy working conditions, environmental responsibility, compliance with privacy and data security obligations, and compliance with applicable laws. For more information about supply-chain responsibility, refer to "Corporate Responsibility and Sustainability" below and our Corporate Responsibility Report available on Intel's website.

We have thousands of suppliers, including subcontractors, fulfilling our various materials, equipment, and service needs. We set expectations for supplier performance and reinforce those expectations with periodic assessments and audits. We regularly communicate those expectations and work with our suppliers to implement improvements when necessary. Where possible, we seek to have several sources of supply for all materials and resources. However, we may rely on a single or limited number of suppliers, or upon suppliers in a single country. In those cases, we develop and implement plans and actions to reduce the exposure that would result from a disruption in supply. We have entered into long-term contracts with certain suppliers to help ensure a stable supply of silicon and semiconductor manufacturing tools.
Our products are typically manufactured at multiple Intel facilities around the world or by subcontractors. However, some products are manufactured in only one Intel or subcontractor facility, and we seek to reduce the exposure that would result from a disruption at any such facility.
Employees
As of December 31, 2016, we had 106,000 employees worldwide, with approximately 50% of those employees located in the U.S.
Research and Development
We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. R&D expenditures were $12.7 billion in 2016 ($12.1 billion in 2015 and $11.5 billion in 2014).
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
As part of our R&D efforts, we plan to introduce new microarchitectures for our various products on a regular cadence. We expect to lengthen the amount of time we will utilize our 14nm and our next-generation 10nm process technologies with multiple waves of product offerings, further optimizing our technologies while meeting the yearly market cadence for product introductions.
Advances in our silicon technology have enabled us to continue making Moore’s Law a reality. In 2014, we began manufacturing our 5th generation Intel Core processor family using our 14 nm process technology. In 2015, we released a new microarchitecture (our 6th generation Intel Core processor family), using our 14nm process technology. We enhanced the 14nm process on our 7th generation Intel Core processor family in 2016 and plan to further optimize our technologies with the upcoming 8th generation Intel Core processor family in 2017. We continue to make progress on developing our next-generation 10nm manufacturing process technology.

We have continued expanding on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products optimized for a wider variety of applications. We expect that these advances will result in a significant reduction in transistor leakage, lower active power, and an increase in transistor density. These advances in our process technologies will enable new classes of products, from smart and connected things and devices to high performance systems that power data centers. For instance, we offer the Intel® Atom™ processor-based Intel® Joule™ compute module, a high-performance system-on-module designed to enable developers and entrepreneurs to go from concept to prototype to production in less time and at lower cost than with traditional system development.
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
Our R&D activities include initiatives that further enhance our platform solutions, for example:

•	The development of multi-mode LTE* and 5G technology, which brings connectivity capability to smart and connected devices and will power the 5G network infrastructure;

•	Memory technology innovation with 3D XPoint™ and 3D NAND technologies, which enables higher density and high performance storage and system memory solutions;

•	Integration of FPGA technology, which enables new classes of products for the data center and Internet of Things market segments; and

•	Other initiatives, such as leading-edge foundry platforms, ecosystem partner development, graphics, and high-performance computing.
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
Sales and Marketing
Customers
We sell our products primarily to OEMs and ODMs. ODMs provide design and manufacturing services to branded and unbranded private-label resellers. In addition, our customers include other manufacturers and service providers, such as industrial and communication equipment manufacturers and cloud service providers, who buy our products through distributor, reseller, retail, and OEM channels throughout the world. For more information about our customers, including customers who accounted for greater than 10% of our net consolidated revenue, see "Note 4: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.
Our worldwide reseller sales channel consists of thousands of indirect customers—systems builders that purchase Intel® processors and other products from our distributors. We have a program that allows distributors to sell our microprocessors and other products in small quantities to customers of systems builders. Our microprocessors and other products are also available in direct retail outlets.

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
Marketing
Our global marketing objectives are to build a strong, well-known Intel corporate brand that connects with businesses and consumers, and to offer a limited number of meaningful and valuable brands in our portfolio to aid businesses and consumers in making informed choices about technology purchases. The Intel Core processor family and the Intel® Quark™, Intel® Atom™, Intel® Celeron®, Intel® Pentium®, Intel® Xeon®, Intel® Xeon Phi™, and Intel® Itanium® trademarks make up our processor brands.

We promote brand awareness and preference, and generate demand through our own direct marketing as well as through co-marketing programs. Our direct marketing activities primarily include advertising through digital and social media and television, as well as consumer and trade events, industry and consumer communications, and press relations. We market to consumer and business audiences, and focus on building awareness and generating demand for new form factors such as all-in-one devices and 2 in 1 systems powered by Intel. Our key messaging focuses on increased performance, improved energy efficiency, and other capabilities such as connectivity and communications.
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

Corporate Responsibility and Sustainability
We have a long history of leadership in corporate responsibility and set ambitious goals and drive improvements in key focus areas of environmental sustainability, supply chain responsibility, diversity and inclusion, and social impact.
We are committed to environmental sustainability and take a leadership position in promoting voluntary environmental initiatives by working proactively with governments, environmental groups, and industry. To minimize the environmental impact of our global manufacturing operations, we invest in conservation projects and set company-wide environmental targets, seeking to drive reductions in greenhouse gas emissions, energy use, water use, and waste generation. For the past nine years, we have been the largest voluntary corporate purchaser of green power in the U.S. according to the U.S. Environmental Protection Agency, helping to stimulate the market for green power and reduce energy costs. We seek to reduce the environmental impact of our products through product ecology and e-waste initiatives and by designing products with improved energy-efficient performance, which helps us meet customer needs and identify market expansion opportunities. We believe that technology will be fundamental to finding solutions to the world’s environmental challenges, and we are joining forces with others to find and promote ways that technology can be used as a tool to address climate change and water conservation.
We are committed to advancing supply chain responsibility, as we believe this creates value by reducing risk, improving product quality, and raising the overall performance of our suppliers. Our efforts are designed to protect vulnerable workers throughout the global supply chain and include setting clear supplier expectations, investing in assessments, audits, and capability-building programs, and collectively addressing issues through our leadership in the Electronic Industry Citizenship Coalition (EICC). We have also led the industry on the conflict minerals issue and have worked extensively since 2008 to put in place processes and systems to develop ethical sourcing of tin, tantalum, tungsten, and gold for Intel and to prevent profits from the sale of those minerals from funding conflict in the Democratic Republic of the Congo (DRC) and adjoining countries. Since 2013, we have manufactured microprocessors that are DRC conflict-free for tantalum, tin, tungsten, and gold. We continue our work to establish responsible mineral supply chains for our company as well as our industry.
Diversity and inclusion are integral parts of our corporate strategy and vision. We believe that investing in training, diversity, benefits programs, and education helps us to attract and retain a talented workforce. In 2015, Intel set a goal to achieve full representation of women and underrepresented minorities in our U.S. workforce by 2020, reflecting talent available in the marketplace. We plan to spend $300 million to support this goal and accelerate diversity and inclusion—not just at Intel, but across the technology industry at large.
We and the Intel Foundation, a charitable organization, advance social impact initiatives and collaborative engagements to empower the next generation of innovators and expand economic opportunity for young people around the world through programs that increase access to technology skills and provide hands-on innovation experiences. Our social impact initiatives build trust with key stakeholders, support our long-term talent and diversity objectives, and support expansion of future market opportunities.
For more information about our corporate responsibility efforts, refer to our Corporate Responsibility Report available on Intel's website.
Distribution of Company Information
Our Internet address is www.intel.com. We publish voluntary reports on our website that outline our performance with respect to corporate responsibility, including environmental, health, and safety compliance.
We use our Investor Relations website, www.intc.com, as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, corporate governance practices, and corporate responsibility information. We post filings on our website the same day they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. We post our quarterly and annual earnings results at www.intc.com/results.cfm, and do not distribute our financial results via a news wire service. All such postings and filings are available on our Investor Relations website free of charge. In addition, our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post financial information. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Executive Officers of the Registrant
Our executive officers are listed below:

Name	Age	Office(s)
Andy D. Bryant	66	Chairman of the Board
Brian M. Krzanich	56	Chief Executive Officer
Diane M. Bryant	54	Executive Vice President; General Manager, Data Center Group
Dr. Venkata S.M. (“Murthy”) Renduchintala	51	Executive Vice President; President, Client and Internet of Things Businesses and System Architecture Group
Stacy J. Smith	54	Executive Vice President, Manufacturing, Operations and Sales
Robert H. Swan	56	Executive Vice President, Chief Financial Officer
Andy D. Bryant has been Chairman of our Board of Directors since May 2012. Mr. Bryant served as Vice Chairman of the Board of Directors of Intel from July 2011 to May 2012. From 2007 to 2012, Mr. Bryant served as Chief Administrative Officer. He was Executive Vice President, Technology, Manufacturing, and Enterprise Services from 2009 to 2012. Mr. Bryant previously served as Executive Vice President, Finance and Enterprise Services from 2007 to 2009; Executive Vice President, Chief Financial and Enterprise Services Officer from 2001 to 2007; Senior Vice President, Chief Financial and Enterprise Services Officer from 1999 to 2001; Senior Vice President, Chief Financial Officer from January 1999 to December 1999; and Vice President, Chief Financial Officer from 1994 to 1999. Mr. Bryant joined Intel in 1981. Mr. Bryant also serves on the Board of Directors of Columbia Sportswear and McKesson Corporation.
Brian M. Krzanich has been Chief Executive Officer and a member of our Board of Directors since May 2013. Mr. Krzanich served as Executive Vice President, Chief Operating Officer from 2012 to 2013. From 2010 to 2012, he was Senior Vice President, General Manager of Manufacturing and Supply Chain. From 2006 to 2010, he was Vice President, General Manager of Assembly and Test. Prior to 2006, Mr. Krzanich held various senior leadership positions within Intel’s manufacturing organization. Mr. Krzanich joined Intel in 1982. Mr. Krzanich is also a member of Deere & Company’s board of directors, and chairman of the board of directors of the Semiconductor Industry Association.
Diane M. Bryant has been General Manager of DCG since February 2012, and Executive Vice President since April 2016. In her current role, she manages strategy and product development for enterprise and government, cloud service providers, and communications service providers, spanning server, storage, and network solutions. From May 2008 to February 2012, Ms. Bryant was Corporate Vice President and Chief Information Officer, responsible for corporate-wide information technology solutions and services. Ms. Bryant also serves on the board of directors of United Technologies Corp.
Dr. Venkata S.M. (“Murthy”) Renduchintala joined Intel in November 2015. Since then, he has served as our Executive Vice President and President, Client and Internet of Things Businesses and System Architecture Group. In this role, Dr. Renduchintala oversees Intel’s Platform Engineering, Client Computing, Internet of Things, Software and Services, and Design and Technology Solutions divisions. From 2004 to 2015, Dr. Renduchintala held various senior positions at Qualcomm Incorporated, most recently as Co-President of Qualcomm CDMA Technologies from June 2012 to November 2015 and Executive Vice President of Qualcomm Technologies Inc. from October 2012 to November 2015. Before joining Qualcomm, Dr. Renduchintala served as Vice President and General Manager of the Cellular Systems Division of Skyworks Solutions Inc./Conexant Systems Inc. and he spent a decade with Philips Electronics, where he held various positions, including Vice President of Engineering for its consumer communications business.
Stacy J. Smith has been Executive Vice President, Manufacturing, Operations and Sales of Intel since October 2016. In that role, Mr. Smith leads the global Technology and Manufacturing Group and worldwide sales organization. From November 2012 to October 2016, he served as Executive Vice President, Chief Financial Officer. Previously, Mr. Smith served as Senior Vice President, Chief Financial Officer from January 2010 to November 2012; Vice President, Chief Financial Officer from 2007 to 2010; and Vice President, Assistant Chief Financial Officer from 2006 to 2007. From 2004 to 2006, Mr. Smith served as Vice President, Finance and Enterprise Services and Chief Information Officer. Mr. Smith joined Intel in 1988. Mr. Smith also serves on the board of directors of Autodesk, Inc.

Robert H. Swan has been our Executive Vice President, Chief Financial Officer since joining Intel in October 2016. He oversees Intel’s global finance organization—including finance, accounting and reporting, tax, treasury, internal audit, and investor relations—information technology, and the Corporate Strategy Office. From September 2015 to September 2016, Mr. Swan served as an Operating Partner at General Atlantic LLC, a private equity firm. Prior to General Atlantic, he served as Senior Vice President, Finance and Chief Financial Officer of eBay Inc. from March 2006 to July 2015. Previously, Mr. Swan served as Executive Vice President, Chief Financial Officer of Electronic Data Systems Corporation, Executive Vice President, Chief Financial Officer of TRW Inc., as well as Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer of Webvan Group, Inc. Mr. Swan began his career in 1985 at General Electric, serving for 15 years in numerous senior finance roles. Mr. Swan also serves on the board of directors of eBay.
ITEM 1A.RISK FACTORS
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Annual Report on Form 10-K, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.
Changes in product demand can adversely affect our financial results.
Demand for our products is variable and hard to predict. Changes in the demand for our products may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to write down the value of our assets. Our platform products are used across different market segments, and demand for our platforms may vary within or among our client computing, data center, Internet of Things, and other market segments. It is difficult to anticipate the impact of these changes, as demand may increase in one or more market segments while decreasing in others. Important factors that could lead to variation in the demand for our products include changes in:

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
We face significant competition. The industry in which we operate is highly competitive and subject to rapid technological and market developments, changes in industry standards, changes in customer needs, and frequent product introductions and improvements. If we do not anticipate and respond to these developments, our competitive position may weaken, and our products or technologies might be uncompetitive or obsolete. Additionally, a number of business combinations, including mergers, asset acquisitions and strategic partnerships, in the semiconductor industry have occurred over the last several years, and more could occur in the future. Consolidation in the industry could lead to fewer customers, partners or suppliers, any of which could negatively affect our financial results.
In recent years, our business focus has expanded and now includes the design and production of platforms and other products for the data center, Internet of Things, and memory market segments, including FPGA products, connectivity products, and a number of other products and services for a wide range of connected devices. As a result, we face new sources of competition, including, in certain of these market segments, from incumbent competitors with established customer bases and greater brand recognition. To be successful, we need to cultivate new industry relationships with customers and partners in these market segments. In addition, we must continually improve the cost, integration, and energy efficiency of our products, as well as expand our software capabilities to provide customers with comprehensive computing solutions. Despite our ongoing efforts, there is no guarantee that we will achieve or maintain consumer and market demand or acceptance for our products and services in these various market segments.

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
Changes in the mix of products sold may harm our financial results. Our pricing and margins vary across our products and market segments due to differences in product features or manufacturing costs. For example, our platform product offerings range from lower-priced and entry-level platforms, such as those based on Intel Quark or Intel Atom processors, to higher-end platforms based on Intel Xeon processors. If demand shifts from our higher-priced to lower-priced platforms in any of our market segments, our gross margin and revenue would decrease. In addition, when products are introduced, they tend to have higher costs because of initial development costs and lower production volumes relative to the previous product generation, which can impact gross margin.
We operate globally and are subject to significant risks in many jurisdictions.
Global or regional conditions may harm our financial results. We have manufacturing, assembly and test, R&D, sales, and other operations in many countries, and some of our business activities may be concentrated in one or more geographic areas. Moreover, sales outside the U.S. accounted for approximately 78% of our revenue for the fiscal year ended December 31, 2016. As a result, our operations and our financial results, including our ability to manufacture, assemble and test, design, develop, or sell products, may be adversely affected by a number of factors outside of our control, including:

•	global and local economic conditions;

•	geopolitical and security issues, such as armed conflict and civil or military unrest, crime, political instability, human rights concerns, and terrorist activity;

•	natural disasters, public health issues, and other catastrophic events;

•
inefficient infrastructure and other disruptions, such as supply chain interruptions and large-scale outages or unreliable provision of services from utilities, transportation, data hosting, or telecommunications providers;

•	government restrictions on, or nationalization of our operations in any country, or restrictions on our ability to repatriate earnings from a particular country;

•	differing employment practices and labor issues;

•	formal or informal imposition of new or revised export and/or import and doing-business regulations, including trade sanctions and tariffs, which could be changed without notice;

•	ineffective legal protection of our IP rights in certain countries;

•	local business and cultural factors that differ from our normal standards and practices; and

•
increased uncertainty regarding social, political, immigration and trade policies in the U.S. and abroad, such as recent U.S. legislation and policies and the United Kingdom's referendum to withdraw from the European Union ("Brexit").

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: IP ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; data privacy requirements; anti-competition; advertising; employment; product regulations; environment, health, and safety requirements; and consumer laws. Compliance with such requirements may be onerous and expensive, and may otherwise impact our business operations negatively. Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, and/or agents will not violate such laws or our policies. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation.

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
Catastrophic events or geopolitical conditions could have a material adverse effect on our operations and financial results. Our operations or systems could be disrupted by natural disasters; industrial accidents; geopolitical conditions; terrorist activity; public health issues; cybersecurity incidents; interruptions of service from utilities, transportation, or telecommunications providers; or other catastrophic events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to enable us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
We are vulnerable to product and manufacturing-related risks.
Due to the variability in demand for our products and the complexity of our manufacturing operations, we may be unable to timely respond to fluctuations in demand. Our operations have high costs that are either fixed or difficult to reduce in the short term, including our costs related to manufacturing, such as facility construction and equipment, R&D, and the employment and training of a highly skilled workforce. If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Our manufacturing or assembly and test capacity could be underutilized, and we may be required to write down our long-lived assets, which would increase our expenses. Factory-planning decisions may shorten the useful lives of facilities and equipment and cause us to accelerate depreciation.
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

We face supply chain risks. Thousands of suppliers provide materials and equipment that we use in production and other aspects of our business. Where possible, we seek to have several sources of supply for all of those materials. However, for certain materials, we may rely on a single or a limited number of suppliers, or upon suppliers in a single location. In addition, consolidation among suppliers could impact the nature, quality, availability, and pricing of the products and services available to us. The inability of suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or make it more difficult for us to implement our business strategy. Production could be disrupted by the unavailability of resources used in production, such as water, silicon, electricity, gases, and other materials. The unavailability or reduced availability of materials or resources may require us to reduce production or incur additional costs, which could harm our business and results of operations. Our manufacturing operations and ability to meet product demand may also be impacted by IP or other litigation between our suppliers, where an injunction against Intel or a supplier could interrupt the availability of goods or services supplied to Intel by others.
We also rely on third-party providers to manufacture and assemble and test certain components or products, particularly those related to networking, mobile and communications, programmable semiconductor solutions, and NAND flash memory. If any of these third parties are unable to perform these services on a timely or cost-effective basis, we may encounter supply delays or disruptions that could adversely affect our financial results.
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
We are subject to the risks of product defects, errata or other product issues. Product defects and errata (deviations from published specifications) may result from problems in our product design or our manufacturing and assembly and test processes. Components and products we purchase or license from third-party suppliers, or attain through acquisitions, may also contain defects. We could face risks if products that we design, manufacture or sell, or that include our technology, cause personal injury or property damage, even where the cause is unrelated to product defects or errata. These risks may increase as our products are introduced into new devices, markets, technologies, or applications through the Internet of Things, including wearables, drones and transportation, and industrial and consumer uses. Costs from defects, errata, or other product issues could include:

•	writing off some or all of the value of inventory;

•	recalling products that have been shipped;

•	providing product replacements or modifications;

•	reimbursing customers for certain costs they incur;

•	defending against litigation and/or paying resulting damages; and

•	paying fines imposed by regulatory agencies.
These costs could be large and may increase expenses and lower gross margin, and result in delay or loss of revenue. Any product defects, errata, or other issues could also damage our reputation, negatively affect product demand, delay product releases, or result in legal liability. The announcement of product defects or errata could cause customers to purchase products from competitors as a result of possible shortages of our components or for other reasons. Any of these occurrences could harm our business and financial results. In addition, although we maintain liability insurance, our coverage has certain exclusions and/or may not adequately cover liabilities incurred. Our insurance providers may be unable or unwilling to pay a claim, and losses not covered by insurance could be large, which could harm our financial condition.
We are subject to risks associated with environmental laws and regulations. The manufacturing and assembly and test of our products require the use of hazardous materials that are subject to a broad array of environmental, health, and safety laws and regulations. Our failure to comply with these laws or regulations could result in:

•	regulatory penalties, fines, and legal liabilities;

•	suspension of production;

•	alteration of our manufacturing and assembly and test processes;

•	reputational challenges; and

•	restrictions on our operations or sales.

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
We are subject to the risks associated with litigation and regulatory proceedings. We may face legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in "Note 20: Commitments and Contingencies" in Part II, Item 8 of this Form 10-K, we are engaged in a number of litigation and regulatory matters. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming, disruptive to our operations, and distracting to management.
We must attract, retain, and motivate key employees.
To be competitive, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees can be intense. To help attract, retain, and motivate qualified employees, we use share-based and other performance-based incentive awards such as restricted stock units (RSUs) and cash bonuses. Also key to our employee hiring and retention is our ability to build and maintain an inclusive business culture and be viewed as an employer of choice. If our share-based or other compensation programs and workplace culture cease to be viewed as competitive, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Our acquisitions, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing business, and harm our results of operations. In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements for possible acquisitions, divestitures, and other transactions, such as joint ventures. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives. In addition to opportunity costs, these transactions involve large challenges and risks, including risks that:

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
We are subject to sales-related risks.
We face risks related to sales through distributors and other third parties. We sell a significant portion of our products through third parties such as distributors, value-added resellers, and channel partners (collectively referred to as distributors) as well as OEMs, ODMs and Internet service providers. We depend on many distributors to help us create end customer demand, provide technical support and other value-added services to customers, fill customer orders, and stock our products. We may rely on one or more key distributors for a product, and a material change in our relationship with one or more of these distributors or their failure to perform as expected could reduce our revenue. Our ability to add or replace distributors for some of our products may be limited. In addition, our distributors' expertise in the determination and stocking of acceptable inventory levels for some of our products may not be easily transferable to a new distributor; as a result, end customers may be hesitant to accept the addition or replacement of a distributor. Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Distributors and other third parties may sell products that compete with our products, and we may need to provide financial and other incentives to focus them on the sale of our products. They may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors and other third parties may reduce sales, increase expenses, and weaken our competitive position.

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
The methods, estimates, and judgments used in applying accounting policies are subject to significant risks, uncertainties, assumptions, and changes that could affect our financial position and results of operations. For more information, see "Critical Accounting Estimates" in Part II, Item 7 and "Note 2: Accounting Policies" in Part II, Item 8 of this Form 10-K.
Changes in our effective tax rate may reduce our net income.
A number of factors may increase our effective tax rates, which could reduce our net income, including:

•	changes in jurisdictions in which our profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill;

•	changes in available tax credits;

•	changes in tax laws or their interpretation, including changes in the U.S. to the taxation of manufacturing enterprises and of non-U.S. income and expenses;

•	changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
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
In response to the business environment and to accomplish our strategic objectives, we have announced restructurings of our operations and have made other adjustments to our workforce. We may pursue similar actions in the future, and such workforce changes can result in restructuring charges in addition to those described in "Note 7: Restructuring and Other Charges" in Part II, Item 8 of this Form 10-K. Any such workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, if our restructurings are perceived negatively, our corporate reputation and ability to attract employees could suffer. Moreover, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame.
Additional factors that could cause actual results to differ materially from our expectations with regard to our restructuring activity include:

•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate works councils;

•	assumptions related to severance, post-retirement, and relocation costs;

•	future acquisitions, dispositions, or investments;

•	new business initiatives and changes in product roadmap, development, and manufacturing; and/or

•	assumptions related to cost savings, product demand, and operating efficiencies.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
As of December 31, 2016, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	31.5	19.2	50.7
Leased facilities[2]	2.5	7.1	9.6
Total facilities	34.0	26.3	60.3

[1]	Leases and municipal grants on portions of the land used for these facilities expire on varying dates through 2109.

[2]	Leases expire on varying dates through 2058 and generally include renewals at our option.
Our principal executive offices are located in the U.S. and the majority of our wafer manufacturing activities in 2016 were also located in the U.S. One of our Arizona wafer fabrication facilities is currently on hold and held in a safe state, and we are reserving the building for additional capacity and future technologies. Incremental construction and equipment installation are required to ready the facility for its intended use. For more information on our wafer fabrication and our assembly and test facilities, see "Manufacturing and Assembly and Test" in Part I, Item 1 of this Form 10-K.
We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.
We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see "Note 4: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Note 20: Commitments and Contingencies" in Part II, Item 8 of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
For information regarding the principal U.S. market on which Intel common stock is traded, including the market price range of Intel common stock and dividend information, see "Financial Information by Quarter (Unaudited)" in Part II, Item 8 of this Form 10-K.
As of February 7, 2017, there were approximately 125,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in open market or negotiated transactions. As of December 31, 2016, $6.8 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our stock repurchase plan during each quarter of 2016 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
December 27, 2015 – April 2, 2016	26.9	$29.80	$8,592
April 3, 2016 – July 2, 2016	25.9	$30.76	$7,793
July 3, 2016 – October 1, 2016	13.1	$35.29	$7,332
October 2, 2016 – December 31, 2016	15.0	$35.50	$6,800
Total	80.9	$32.05
Common stock repurchase activity under our stock repurchase plan during Q4 2016 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans (In Millions)
October 2, 2016 - October 29, 2016	4.2	$36.36	$7,180
October 30, 2016 - November 26, 2016	5.7	$34.73	$6,982
November 27, 2016 – December 31, 2016	5.1	$35.66	$6,800
Total	15.0	$35.50
We issue RSUs as part of our equity incentive plans. In our consolidated financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.

Stock Performance Graph
The graph and table that follow compare the cumulative total stockholder return on Intel's common stock with the cumulative total return of the Dow Jones U.S. Technology Index* and the Standard & Poor’s 500 Stock Index (S&P 500 Index*) for the five years ended December 31, 2016. The graph and table assume that $100 was invested on the last day of trading for the fiscal year Dec 31, 2011 in Intel's common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index, and that all dividends were reinvested. The cumulative returns shown on the graph are based on Intel's fiscal year.
Comparison of Five-Year Cumulative Return for Intel,
the Dow Jones U.S. Technology Index*, and the S&P 500 Index*

Years Ended	Dec 31, 2011	Dec 29, 2012	Dec 28, 2013	Dec 27, 2014	Dec 26, 2015	Dec 31, 2016
Intel Corporation	$100	$85	$112	$169	$163	$174
Dow Jones U.S. Technology Index	$100	$110	$141	$175	$179	$203
S&P 500 Index	$100	$114	$153	$177	$178	$198

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended (Dollars in Millions, Except Per Share Amounts)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012
Net revenue	$59,387	$55,355	$55,870	$52,708	$53,341
Gross margin	$36,191	$34,679	$35,609	$31,521	$33,151
Gross margin percentage	60.9%	62.6%	63.7%	59.8%	62.1%
Research and development (R&D)	$12,740	$12,128	$11,537	$10,611	$10,148
Marketing, general and administrative (MG&A)	$8,397	$7,930	$8,136	$8,088	$8,057
R&D and MG&A as percentage of revenue	35.6%	36.2%	35.2%	35.5%	34.1%
Operating income	$12,874	$14,002	$15,347	$12,291	$14,638
Net income	$10,316	$11,420	$11,704	$9,620	$11,005
Effective tax rate	20.3%	19.6%	25.9%	23.7%	26.0%
Earnings per share of common stock
Basic	$2.18	$2.41	$2.39	$1.94	$2.20
Diluted	$2.12	$2.33	$2.31	$1.89	$2.13
Weighted average diluted shares of common stock outstanding	4,875	4,894	5,056	5,097	5,160
Dividends per share of common stock, declared and paid	$1.04	$0.96	$0.90	$0.90	$0.87
Net cash provided by operating activities	$21,808	$19,017	$20,418	$20,776	$18,884
Additions to property, plant and equipment	$9,625	$7,326	$10,105	$10,771	$11,027
Repurchase of common stock	$2,587	$3,001	$10,792	$2,147	$4,765
Payment of dividends to stockholders	$4,925	$4,556	$4,409	$4,479	$4,350

(Dollars in Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012
Property, plant and equipment, net	$36,171	$31,858	$33,238	$31,428	$27,983
Total assets[1]	$113,327	$101,459	$90,012	$89,789	$82,228
Debt	$25,283	$22,670	$13,655	$13,385	$13,382
Stockholders’ equity	$66,226	$61,085	$55,865	$58,256	$51,203
Employees (in thousands)	106.0	107.3	106.7	107.6	105.0

[1]
In Q1 2016, we elected to early adopt an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the consolidated balance sheet. The amended standard was adopted on a retrospective basis. As a result of the adoption, total assets in the preceding table have been restated for all years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. Analysis of our financial results comparing 2016 to 2015 and comparing 2015 to 2014.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•
Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2016, including expected payment schedule.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview
(Dollars in Billions, Except Per Share Amounts)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We achieved record revenue of $59.4 billion in 2016, up $4.0 billion, or 7%, from 2015. The increase was driven by the inclusion of PSG and growth in the DCG, CCG, and IOTG businesses. Net income for 2016 was $10.3 billion, and cash flow from operations was $21.8 billion.

•
CCG revenue was $32.9 billion, up 2%, with platform volume down 10% and platform average selling prices up 11%. DCG revenue was $17.2 billion, up 8%, with platform volume up 8% and platform average selling prices down 1%.

•
Gross margin dollars were $36.2 billion, up $1.5 billion from 2015. Gross margin of 60.9% was down 1.7 points from 2015. The gross margin percentage point decrease was driven primarily by Altera and other amortization of acquisition-related charges, lower NSG gross margin, higher factory start-up costs (primarily on 10nm), higher product warranty and intellectual property charges, and CCG non-platform products. The decrease was partially offset by lower platform unit costs, platform volume, and higher platform average selling prices.

•	R&D and MG&A totaled $21.1 billion, up 5% from a year ago. R&D and MG&A were 35.6% of revenue in 2016, down approximately 1 point from 2015.

•	Restructuring and other charges were $1.9 billion, primarily driven by our 2016 Restructuring Program.

•
Earnings per share of $2.12 were down 21 cents, or 9% from a year ago. This decrease was primarily driven by higher restructuring and other charges, higher spending, and higher amortization of acquisition-related intangibles. The decrease was partially offset by platform volume and higher platform average selling prices.

•
Record cash flow from operations in 2016 was approximately $21.8 billion. During 2016, we acquired Altera and other smaller acquisitions for $15.5 billion. We purchased $9.6 billion in capital assets, paid $4.9 billion in dividends, and repurchased $2.6 billion in stock. We issued $2.8 billion of long-term debt and assumed $1.5 billion as part of the Altera acquisition.

2016 has been a transformative year for Intel. We have made strides to move from a PC centric company to one that is powering the cloud and billions of smart, connected devices.
We are building on our strong position in client computing and are investing for growth in the data center, Internet of Things market segments, and disruptive differentiated memory technology. To accelerate our transformation, in Q2 2016, we announced the 2016 Restructuring Program, which is on track to reduce our headcount and generate savings. We are reallocating these savings to our growth segments, such as the data center and Internet of Things, and are continuing to invest in areas that extend our leadership in Moore's Law and expand market opportunities in areas such as memory and autonomous driving.
In Q1 2016, we completed the acquisition of Altera, a global semiconductor company that designs and sells programmable semiconductors and related products, and subsequently formed PSG. We have worked to integrate Altera throughout 2016 and the business continues to deliver new products and to grow. In September 2016, to further accelerate our transformation and focus our business on core strategic areas, we announced the planned divestiture of ISecG.
Our Business Outlook for Q1 2017 and full year 2017 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We publish our Business Outlook in our quarterly earnings release. Our Business Outlook and any updates thereto are publicly available on our Investor Relations website, www.intc.com. This Business Outlook is not incorporated by reference in this Form 10-K. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the Business Outlook or in this Form 10-K. The statements in the Business Outlook and forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times. The forward-looking statements in the Business Outlook will be effective through the close of business on March 17, 2017, unless updated earlier. From the close of business on March 17, 2017 until our quarterly earnings release is published, currently scheduled for April 27, 2017, we will observe a "quiet period." During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on January 26, 2017, and other forward-looking statements disclosed in the company's news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our financial position and the results that we report in our consolidated financial statements. Some of these policies require us to make subjective estimates and apply judgment regarding matters that are inherently uncertain.
Our most critical accounting estimates include:

•	the valuation of inventory, which impacts gross margin;

•
the determination of useful lives for our property, plant and equipment and the timing of when depreciation should begin, which impacts our gross margin, R&D expenses, and to a lesser extent MG&A expenses;

•
the determination of other-than-temporary impairments for non-marketable equity investments requires the use of estimates about their valuations, which impacts gains or losses on equity investments, net;

•
the valuation and the allocation of purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions, which impacts our gross margin and operating expenses in periods subsequent to the acquisition;

•
the evaluation of recoverability of long-lived assets (property, plant and equipment; identified intangibles; and goodwill), which impacts gross margin or operating expenses when we record impairments or accelerate their depreciation or amortization;

•
the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes as well as tax-related assets and liabilities; and

•
the recognition and measurement of loss contingencies, which impact gross margin or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.

Refer to "Note 2: Accounting Policies" in Part II, Item 8 of this Form 10-K for further information on our critical accounting estimates and policies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Years Ended (In Millions, Except Per Share Amounts)	December 31, 2016		December 26, 2015		December 27, 2014
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$59,387	100.0%	$55,355	100.0%	$55,870	100.0%
Cost of sales	23,196	39.1%	20,676	37.4%	20,261	36.3%
Gross margin	36,191	60.9%	34,679	62.6%	35,609	63.7%
Research and development	12,740	21.5%	12,128	21.9%	11,537	20.6%
Marketing, general and administrative	8,397	14.0%	7,930	14.3%	8,136	14.6%
Restructuring and other charges	1,886	3.2%	354	0.6%	295	0.5%
Amortization of acquisition-related intangibles	294	0.5%	265	0.5%	294	0.5%
Operating income	12,874	21.7%	14,002	25.3%	15,347	27.5%
Gains (losses) on equity investments, net	506	0.9%	315	0.6%	411	0.7%
Interest and other, net	(444)	(0.8)%	(105)	(0.2)%	43	0.1%
Income before taxes	12,936	21.8%	14,212	25.7%	15,801	28.3%
Provision for taxes	2,620	4.4%	2,792	5.1%	4,097	7.4%
Net income	$10,316	17.4%	$11,420	20.6%	$11,704	20.9%
Diluted earnings per share of common stock	$2.12		$2.33		$2.31
Our net revenue in 2016 increased by $4.0 billion, or 7%, compared to 2015. Our results in 2016 reflected the inclusion of PSG from the newly acquired Altera and an extra work week, compared to 2015. The higher revenue was also driven by higher unit sales from our DCG platform and higher average selling prices from our notebook and desktop platforms.
Our net revenue in 2015 decreased by $515 million, or 1%, compared to 2014. The decrease in revenue was due to challenging macroeconomic conditions, particularly in the first half of the year, and higher PC demand in 2014 driven by the Microsoft Windows XP* refresh. The decrease in revenue was partially offset by higher platform average selling prices on desktop and DCG platforms, higher DCG platform unit sales, along with higher NSG revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our overall gross margin percentage was 60.9% in 2016, down from 62.6% in 2015, and down from 63.7% in 2014. We derived most of our overall gross margin dollars from the sale of platforms in the CCG and DCG operating segments. Our overall gross margin dollars in 2016 increased by $1.5 billion, or 4%, compared to 2015, and in 2015 decreased by $930 million, or 3%, compared to 2014. The following results drove the change in gross margin by approximately the amounts indicated:

(In Millions)	Gross Margin Reconciliation
$36,191	2016 Gross Margin
1,830	Higher gross margin from platform revenue
1,150	PSG gross margin from acquisition of Altera
935	Lower platform unit cost
(1,045)	Altera and other acquisition-related charges
(690)	Lower NSG gross margin
(645)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
(315)	Period charges associated with product warranty and intellectual property agreements
292	Other
$34,679	2015 Gross Margin
(1,965)	Higher platform unit cost, primarily driven by the ramp of our 14nm process technology
400	Lower factory start-up costs, primarily driven by the ramp of our 14nm process technology
205	Lower production costs primarily on our 14nm products, which were treated as period charges in 2014, partially offset by higher pre-qualification product costs on 14nm products
430	Other
$35,609	2014 Gross Margin
Client Computing Group
Segment Product Overview
The CCG operating segment is responsible for all aspects of the client computing continuum, which includes platforms that are incorporated in notebook, 2 in 1 systems, desktop computers for consumers and businesses, tablets, and phones. These platforms may be further enhanced by features such as Intel® vPro™ technology, a solution designed for better manageability, security, and business and consumer user experiences. In addition, CCG offers home gateway products and set-top box components, and focuses on a broad range of wireless connectivity options that combine Intel® WiFi technology with our cellular mobile communication technologies. We have an array of innovative wired solutions such as Thunderbolt™ technology and client Ethernet solutions.
In 2016, we released the 7th generation Intel Core processor family for use in notebooks and desktops. These processors use 14nm transistors and our Tri-Gate transistor technology. Our Tri-Gate transistor technology extends Moore’s Law, providing improved performance and energy efficiency. In combination, these enhancements can provide significant power savings and performance gains when compared to previous-generation processors.
Notebook. Our strategy for the notebook computing market segment is to offer notebook technologies designed to bring exciting new user experiences to life and improve performance, battery life, wireless connectivity, manageability, and security. In addition, we design for innovative smaller, lighter, and thinner form factors.
We have worked to help our customers develop advancements of personal computing devices, which include 2 in 1 systems. These computers combine the energy-efficient performance and capabilities of today’s notebooks and tablets with enhanced graphics and improved user interfaces such as touch and voice in thin, light form factors that are highly responsive and secure, and that can seamlessly connect to the Internet. We believe the renewed innovation in the PC industry that we fostered will continue with the further enhancements and capabilities of 2 in 1 systems.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Desktop. Our strategy for the desktop computing market segment is to offer exciting new user experiences and products that provide increased manageability, security, and energy-efficient performance. We also focus on lowering the total cost of ownership for businesses. The desktop computing market segment includes all-in-one products, which combine traditionally separate desktop components into one form factor. Additionally, all-in-one computers have transformed into portable and flexible form factors that offer users increased portability and new multi-user applications and uses. For desktop consumers, we also focus on the design of products for high-end enthusiast PCs and mainstream PCs with rapidly increasing audio and media capabilities.
Operating Results

				2016 compared to 2015	2015 compared to 2014
Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	% Change	% Change
Platform revenue	$30,751	$30,680	$33,235	—%	(8)%
Other revenue	2,157	1,539	1,637	40%	(6)%
Net revenue	$32,908	$32,219	$34,872	2%	(8)%
Operating income	$10,646	$8,166	$10,327	30%	(21)%
CCG platform unit sales				(10)%	(11)%
CCG platform average selling prices				11%	4%
Our CCG platform average selling prices increased in 2016 compared to 2015, driven by a richer mix of our high-performance notebook and desktop platforms, while our CCG platform unit sales decreased due to lower demand in the PC market. In 2015 compared to 2014, our CCG platform unit sales decreased due to challenging macroeconomic conditions in the first half of the year and higher PC demand in 2014 driven by the Microsoft Windows XP refresh. The following results drove the changes in CCG revenue:

(In Millions)	Revenue Reconciliation
$32,908	2016 CCG Revenue
618	Higher CCG non-platform revenue
389	Higher notebook platform average selling prices, up 2%
279	Higher desktop platform average selling prices, up 2%
222	Higher mobile platform revenue, primarily from reduction of cash consideration to our customers
(663)	Lower desktop platform unit sales, down 6%
(156)	Other
$32,219	2015 CCG Revenue
(2,304)	Lower desktop platform unit sales, down 16%
(1,695)	Lower notebook platform unit sales, down 9%
760	Higher desktop platform average selling prices, up 6%
300	Higher notebook platform average selling prices, up 2%
272	Higher tablet platform average selling prices
14	Other
$34,872	2014 CCG Revenue

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following results drove changes in CCG operating income by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation
$10,646	2016 CCG Operating Income
1,250	Lower CCG platform unit cost
905	Lower CCG operating expense
625	Higher gross margin from CCG platform revenue[1]
(645)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
345	Other
$8,166	2015 CCG Operating Income
(2,060)	Higher CCG platform unit costs
(1,565)	Lower gross margin from CCG platform revenue[2]
435	Lower factory start-up costs, primarily driven by the ramp of our 14nm process technology
430	Lower production costs primarily on our 14nm products, treated as period charges in 2014
375	Lower operating expense
224	Other
$10,327	2014 CCG Operating Income

[1]	Higher gross margin from higher CCG platform revenue was driven by higher average selling prices on notebook and desktop platforms, offset by lower desktop and notebook platform unit sales.

[2]
Lower gross margin from lower CCG platform revenue was driven by lower desktop and notebook platform unit sales, partially offset by higher average selling prices on desktop, notebook, and tablet platforms.

Data Center Group
Segment Product Overview
The DCG operating segment offers platforms designed to provide leading energy-efficient performance for all server, network, and storage applications. In addition, DCG focuses on lowering the total cost of ownership on other specific workload-optimizations for the enterprise, cloud service providers, and communications service provider market segments. In 2016, we launched the following platforms with an array of functionalities and advancements:

•	Intel® Xeon® processor E5 v4 family, the foundation for high performing clouds and delivers energy-efficient performance for server, network, and storage workloads.

•
Intel Xeon processor E7 v4 family, targeted at platforms requiring four or more CPUs; this processor family delivers high performance and is optimized for real-time analytics and in-memory computing, along with industry-leading reliability, availability, and serviceability.

•
Intel® Xeon Phi™ product family, formerly code-named Knights Landing, with up to 72 high-performance Intel processor cores, integrated memory and fabric, and a common software programming model with Intel Xeon processors. The Intel Xeon Phi product family is designed for highly parallel compute and memory bandwidth-intensive workloads. Intel Xeon Phi processors are positioned to increase the performance of supercomputers, enabling trillions of calculations per second, and to address emerging data analytics and artificial intelligence solutions.

In 2017, we expect to release our next generation of Intel Xeon processors for compute, storage, and network; a next-generation Intel Xeon Phi processor optimized for deep learning; and a suite of single-socket products, including next-generation Intel Xeon E3 processors, next-generation Intel Atom processors, and next-generation Intel Xeon-D processors for dense solutions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Results

				2016 compared to 2015	2015 compared to 2014
Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	% Change	% Change
Platform revenue	$15,895	$14,856	13,341	7%	11%
Other revenue	1,341	1,125	1,055	19%	7%
Net revenue	$17,236	$15,981	14,396	8%	11%
Operating income	$7,520	$7,847	7,380	(4)%	6%
DCG platform unit sales				8%	8%
DCG platform average selling prices				(1)%	3%
Our DCG platform revenue increased, primarily due to growth in the cloud service provider and communication service provider market segments. The following results drove the changes in DCG revenue:

(In Millions)	Revenue Reconciliation
$17,236	2016 DCG Revenue
1,149	Higher DCG platform unit sales
106	Other
$15,981	2015 DCG Revenue
1,023	Higher DCG platform unit sales
493	Higher DCG platform average selling prices
69	Other
$14,396	2014 DCG Revenue
The following results drove the changes in DCG operating income by approximately the amounts indicated:

(In Millions)	Operating Income Reconciliation
$7,520	2016 DCG Operating Income
930	Higher gross margin from DCG platform revenue
(655)	Higher DCG operating expense
(335)	Higher DCG platform unit costs
(215)	Period charges associated with product warranty and intellectual property agreements
(52)	Other
$7,847	2015 DCG Operating Income
1,415	Higher gross margin from DCG platform revenue
(725)	Higher DCG operating expense
(223)	Other
$7,380	2014 DCG Operating Income

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Internet of Things Group
Segment Product Overview
The IOTG operating segment offers platforms designed for retail, transportation, industrial, video, buildings and smart cities, and a broad range of other market segments. In addition, IOTG focuses on establishing an end-to-end manageable architecture that captures actionable information resulting from connected "things." In 2016, we announced the following platforms:

•	SoFIA 3G-R SoC, the first IOTG product with an integrated modem and connectivity;

•	Next-generation Intel Atom processor family, formerly code-named Apollo Lake; and

•	7th generation Intel Core processor family, formerly code-named Kaby Lake.
Operating Results

				2016 compared to 2015	2015 compared to 2014
Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	% Change	% Change
Platform revenue	$2,290	$1,976	$1,814	16%	9%
Other revenue	348	322	328	8%	(2)%
Net revenue	$2,638	$2,298	$2,142	15%	7%
Operating income	$585	$515	$583	14%	(12)%
The operating income for the IOTG operating segment increased by $70 million in 2016 compared to 2015, driven by higher gross margin from IOTG revenue primarily due to higher IOTG platform unit sales and higher IOTG platform average selling prices. The increase in revenue was partially offset by higher IOTG operating expense.
The operating income for the IOTG operating segment decreased by $68 million in 2015 compared to 2014, driven by higher IOTG operating expenses, partially offset by higher gross margin from IOTG revenue. The higher revenue was primarily due to higher IOTG platform unit sales, partially offset by lower IOTG platform average selling prices.
Non-Volatile Memory Solutions Group
Segment Product Overview
The NSG operating segment offers NAND flash memory primarily used in solid-state drives. NAND flash memory products are manufactured by IMFT and Micron. Our 3D NAND products are manufactured in our Dalian, China fabrication facility utilizing 16nm process technology. In 2017, we expect to release our jointly developed 3D XPoint technology, which combines the performance, density, power, non-volatility, and cost advantages of existing NAND with conventional memories like DRAM.
Operating Results

				2016 compared to 2015	2015 compared to 2014
Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	% Change	% Change
Net revenue	$2,576	$2,597	2,146	(1)%	21%
Operating income (loss)	$(544)	$239	255	(328)%	(6)%
The operating income for the NSG operating segment decreased by $783 million in 2016 to an operating loss compared to 2015, driven by lower revenue resulting from lower average selling prices on competitive pricing pressures, offset by higher volume. Decrease in operating income was also impacted by higher costs on the ramp of our 3D NAND flash memory in our Dalian, China facility, and higher spending on 3D XPoint technology, and partially offset by lower unit costs.
The operating income for the NSG operating segment decreased by $16 million in 2015 compared to 2014, driven by higher volume on market growth and improved unit cost, offset by lower average selling prices on competitive pricing pressures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intel Security Group
Segment Product Overview
The ISecG operating segment offers McAfee® software security products designed to deliver innovative solutions that secure computers, mobile devices, and networks around the world from the latest malware and emerging online threats. These products are designed for the protection of consumers, small businesses, and enterprise market segment customers. In 2016, we launched our next generation of converged endpoint suites, which include cloud-based workloads and further enable new architecture for greater effectiveness.
During Q3 2016, we announced our decision to divest ISecG. The operating results of ISecG will be reported as continued operations until the close of the transaction. For further information, see "Note 10: Acquisitions and Divestitures."
Operating Results

				2016 compared to 2015	2015 compared to 2014
Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	% Change	% Change
Net revenue	$2,161	$1,985	$2,010	9%	(1)%
Operating income	$400	$213	$164	88%	30%
The operating income for the ISecG operating segment increased in 2016 compared to 2015, driven by higher revenue and lower operating expenses.
Programmable Solutions Group
Segment Product Overview
The PSG operating segment was created in Q1 2016, subsequent to the acquisition of Altera. PSG offers Altera® products and consists of FPGAs—including SoC FPGAs, which incorporate hard embedded processor cores—and complex programmable logic devices (CPLDs) for a broad range of market segments including communications, data center, industrial, military, and automotive. FPGAs and CPLDs are standard semiconductor integrated circuits, or chips, that our customers program to desired logic and processing functions in their electronic systems. In 2016, PSG launched the Intel® Stratix® 10 FPGA product.
Operating Results

			2016 compared to 2015
Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	% Change
Net revenue	$1,669	$—	—%
Operating loss	$(104)	$—	—%
The operating loss for the PSG operating segment was driven by acquisition-related charges, primarily deferred revenue write-down and inventory valuation adjustment. Due to the revaluation of deferred revenue to fair value, we excluded revenue of $99 million and associated costs that would have created $64 million of operating income in 2016. Additionally, we incurred approximately $387 million of additional cost of sales charges during the period that would have been excluded from the operating results in 2016 if the acquired inventory had not been remeasured to fair value upon acquisition and then sold to end customers, resulting in zero margin on that inventory for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Research and development (R&D)	$12,740	$12,128	$11,537
Marketing, general and administrative (MG&A)	$8,397	$7,930	$8,136
R&D and MG&A as percentage of net revenue	35.6%	36.2%	35.2%
Restructuring and other charges	$1,886	$354	$295
Amortization of acquisition-related intangibles	$294	$265	$294
Research and Development
R&D spending increased by $612 million, or 5%, in 2016 compared to 2015. The increase was driven by the addition of PSG expenses from the acquisition of Altera, higher investment, net of 2016 restructuring program savings, in strategically important areas such as servers, Internet of Things, new devices, and memory, as well as higher process development costs for our new 7nm process technology. These increases were partially offset by lower depreciation expense due to a change at the beginning of fiscal year 2016 to the estimated useful life of our machinery and equipment in our wafer fabrication facilities.
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
Marketing, General and Administrative
MG&A expenses increased by $467 million, or 6%, in 2016 compared to 2015. This increase was primarily due to PSG expenses from the acquisition of Altera.
MG&A expenses decreased by $206 million in 2015 compared to 2014. This decrease was due to lower profit-dependent compensation as well as lower expenses from businesses that have been divested.
Restructuring and Other Charges

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
2016 Restructuring Program	$1,823	$—	$—
2015 Restructuring Program	—	264	—
2013 Restructuring Program	—	90	295
Other charges	63	—	—
Total restructuring and other charges	$1,886	$354	$295
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring actions related to this program that were approved in 2016 are expected to impact approximately 15,000 employees. We estimate that the charges incurred to date as part of the 2016 restructuring program will result in net annual headcount savings of approximately $1.6 billion as we re-balance our workforce. On an annual basis, we expect $1.4 billion of these savings will reduce our R&D and MG&A spending, and the remainder will reduce our cost of sales. We began to realize these savings in Q2 2016 and expect to fully realize these savings by Q2 2017. We are reallocating these savings to our growth segments, such as the data center and Internet of Things, and are continuing to invest in areas that extend our leadership in Moore's Law and expand market opportunities in areas such as memory and autonomous driving.
For further information on the 2016 Restructuring Program, see "Note 7: Restructuring and Other Charges" in Part II, Item 8 of this Form 10-K.
2015 Restructuring Program. During 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions, as we adjusted resources from areas of disinvestment to areas of investment. This program was completed in 2015.
2013 Restructuring Program. During 2013, management approved and commenced implementation of several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions included the wind down of our 200mm wafer fabrication facility in Massachusetts and the closure of our assembly and test facility in Costa Rica. This program was completed in 2015.
Other Charges. Other charges consist primarily of expenses associated with the planned divestiture of ISecG that was announced in Q3 2016.
Share-Based Compensation
Share-based compensation totaled $1.4 billion in 2016 ($1.3 billion in 2015 and $1.1 billion in 2014). Share-based compensation was included in cost of sales and operating expenses.
As of December 31, 2016, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

(Dollars in Millions)	Unrecognized Share-Based Compensation Costs	Weighted Average Period
Restricted stock units	$1,903	1.2 years
Stock Purchase Plan	$13	2 months
Gains (Losses) on Equity Investments and Interest and Other, Net

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Gains (losses) on equity investments, net	$506	$315	$411
Interest and other, net	$(444)	$(105)	$43
We recognized higher net gains on equity investments in 2016 compared to 2015 primarily due to gains of $407 million related to sales of a portion of our interest in ASML.
We recognized lower net gains on equity investments in 2015 compared to 2014 due to lower gains on sales of equity investments partially offset by higher gains on third-party merger transactions.
We recognized a higher interest and other, net loss in 2016 compared to 2015 primarily due to higher interest expense from debt issued or acquired in 2015 and 2016 as well as lower capitalized interest due to lower eligible capital expenditures in 2016.
We recognized an interest and other, net loss in 2015 compared to a net gain in 2014 primarily due to higher interest expense, which resulted from the issuance of senior unsecured notes during 2015. For further information on these transactions, see "Note 14: Borrowings" in part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes

Years Ended (Dollars in Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Income before taxes	$12,936	$14,212	$15,801
Provision for taxes	$2,620	$2,792	$4,097
Effective tax rate	20.3%	19.6%	25.9%
The majority of the increase in our effective tax rate in 2016 compared to 2015 was driven by one-time items and our 2015 decision to indefinitely reinvest some of our prior years' non-U.S. earnings, partially offset by higher proportion of our income in lower tax jurisdictions.
Most of the decrease in our effective tax rate in 2015 compared to 2014 was driven by one-time items, a higher proportion of our income from lower tax jurisdictions, and our decision to indefinitely reinvest certain prior years' non-U.S. earnings, which positively impacted our effective income tax rate.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Dec 31, 2016	Dec 26, 2015
Cash and cash equivalents, short-term investments, and trading assets	$17,099	$25,313
Other long-term investments	$4,716	$1,891
Loans receivable and other	$996	$1,170
Reverse repurchase agreements with original maturities greater than three months	$250	$1,000
Unsettled trade liabilities and other	$119	$99
Short-term and long-term debt	$25,283	$22,670
Temporary equity	$882	$897
Debt as percentage of permanent stockholders’ equity	38.2%	37.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sources and Uses of Cash
(In Millions)
In summary, our cash flows for each period were as follows:

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Net cash provided by operating activities	$21,808	$19,017	$20,418
Net cash used for investing activities	(25,817)	(8,183)	(9,905)
Net cash provided by (used for) financing activities	(5,739)	1,912	(13,611)
Effect of exchange rate fluctuations on cash and cash equivalents	—	1	(15)
Net increase (decrease) in cash and cash equivalents	$(9,748)	$12,747	$(3,113)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For 2016 compared to 2015, the $2.8 billion increase in cash provided by operating activities was due to adjustments for non-cash items and changes in working capital, partially offset by lower net income. The adjustments for non-cash items were higher in 2016 primarily due to restructuring and other charges and the change in deferred taxes, partially offset by lower depreciation expense. Income taxes paid, net of refunds, in 2016 compared to 2015 were $2.6 billion lower due to bonus depreciation on capital assets placed in service, as well as timing of certain tax payments and refunds.
For 2015 compared to 2014, the $1.4 billion decrease in cash provided by operating activities was due to changes in working capital, adjustments for non-cash items, and lower net income. The adjustments for non-cash items were lower due primarily to deferred taxes, partially offset by higher depreciation.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions. Our capital expenditures were $9.6 billion in 2016 ($7.3 billion in 2015 and $10.1 billion in 2014).
The increase in cash used for investing activities in 2016 compared to 2015 was primarily due to our completed acquisition of Altera, net purchases of trading assets in 2016 compared to net sales of trading assets in 2015, and higher capital expenditures in 2016. This increase was partially offset by lower investments in non-marketable equity investments and collection of loans receivable and reverse repurchase agreements.
The decrease in cash used for investing activities in 2015 compared to 2014 was primarily due to cash generated by net trading asset activity and lower capital expenditures during 2015. This activity was partially offset by net available-for-sale activity (which was cash flow neutral in 2015 compared to a source of cash in 2014) and higher investments in non-marketable equity investments during 2015.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was used for financing activities in 2016 compared to cash provided by financing activities in 2015, primarily due to lower proceeds from debt issuances and the repayment of $1.5 billion of debt in 2016. These amounts were partially offset by repayment of commercial paper in 2015 and fewer repurchases of common stock under our authorized stock repurchase program. We have an ongoing authorization, originally approved by our Board of Directors in 2005, and subsequently amended, to repurchase up to $65.0 billion in shares of our common stock in the open market or negotiated transactions. During 2016, we repurchased $2.6 billion of common stock under our authorized common stock repurchase program, compared to $3.0 billion in 2015. As of December 31, 2016, $6.8 billion remained available for repurchasing common stock under the existing repurchase authorization limit. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of common stock through employee equity incentive plans totaled $1.1 billion in 2016 compared to $866 million in 2015. Our total dividend payments were $4.9 billion in 2016 compared to $4.6 billion in 2015. We have paid a cash dividend in each of the past 97 quarters. In January 2017, our Board of Directors declared a cash dividend of $0.26 per share of common stock for Q1 2017. The dividend is payable on March 1, 2017 to stockholders of record on February 7, 2017.
Cash was provided by financing activities in 2015 compared to cash used by financing activities in 2014, primarily due to the issuance of long-term debt in 2015 and fewer repurchases of common stock under our authorized stock repurchase program in 2015 compared to 2014. This activity was partially offset by lower proceeds from the sales of common stock in 2015 and repayments of short-term debt in 2015 compared to borrowings in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity we include investments as shown in the Liquidity and Capital Resources table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion. No commercial paper remained outstanding as of December 31, 2016. On December 21, 2015, we entered into a short-term credit facility to borrow up to $5.0 billion to facilitate the settlement of our acquisition of Altera. Under this credit facility we borrowed $4.0 billion, and the facility was closed in January 2016. In Q2 2016, we issued $2.8 billion aggregate principal amount of senior unsecured notes to refinance existing indebtedness, including our 1.95% senior notes due 2016 and a portion of our 1.35% senior notes due 2017.
As of December 31, 2016, $13.6 billion of our $17.1 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $13.6 billion held by our non-U.S. subsidiaries, approximately $1.5 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of December 31, 2016. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued. This amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
Significant contractual obligations as of December 31, 2016 were as follows:

	Payments Due by Period
(In Millions)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$1,226	$229	$342	$233	$422
Capital purchase obligations[1]	7,529	5,646	1,882	1	—
Other purchase obligations and commitments[2]	3,038	1,825	1,154	59	—
Long-term debt obligations[3]	42,020	4,391	2,459	5,854	29,316
Other long-term liabilities[4,5]	1,763	841	707	114	101
Total[6]	$55,576	$12,932	$6,544	$6,261	$29,839

[1]
Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheets as of December 31, 2016, as we had not yet received the related goods or taken title to the property.

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

[4]
We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $125 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable, recorded on our consolidated balance sheets, included these uncertain tax positions, reduced by the associated federal deduction for state taxes and U.S. tax credits arising from non-U.S. income taxes.

[5]
Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities. Expected required contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $36 million to be made during 2017 are also included; however, funding projections beyond 2017 are not practicable to estimate. Derivative instruments are excluded from the preceding table, as they do not represent the amounts that may ultimately be paid.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones have been excluded from the preceding table. These obligations include milestone-based co-marketing agreements, contingent funding or payment obligations, and milestone-based equity investment funding (excluding investment funding that is pending regulatory approval). These arrangements are not considered contractual obligations until the milestone is met by the counterparty. As of December 31, 2016, assuming that all future milestones are met, excluding the ASML milestones mentioned below, the additional required payments would be approximately $694 million. During 2012, we entered into a series of agreements with ASML intended to accelerate the development of EUV lithography, certain of which were amended in 2014. Under the amended agreements, Intel agreed to provide R&D funding totaling €829 million over five years and committed to advance purchase orders for a specified number of tools from ASML. Our remaining obligation, contingent upon ASML achieving certain milestones, is approximately €193 million, or $202 million, as of December 31, 2016. As our obligation is contingent upon ASML achieving certain milestones, we have excluded this obligation from the preceding table.
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
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel architecture- and communications-based solutions for phones. Subject to regulatory approvals and other closing conditions, we have also agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum). During 2015, we invested $966 million to complete the first phase of the equity investment. The second phase of the investment will require additional funding of approximately $500 million; however, as our obligation is contingent upon regulatory approvals and other closing conditions, it has been excluded from the preceding table.
Off-Balance-Sheet Arrangements
As of December 31, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs reduce, but may not entirely eliminate, the impact of these risks. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of December 31, 2016 and December 26, 2015. Actual results may differ materially.
Currency Exchange Rates
We are exposed to currency exchange risks of non-U.S.-dollar-denominated investments in debt instruments and loans receivable, and may economically hedge this risk with foreign currency contracts, such as currency forward contracts or currency interest rate swaps. Gains or losses on these non-U.S.-currency investments are generally offset by corresponding losses or gains on the related hedging instruments. We are exposed to currency exchange risks from our non-U.S.-dollar-denominated debt indebtedness and may use foreign currency contracts designated as cash flow hedges to manage this risk.
Substantially all of our revenue is transacted in U.S. dollars. However, a significant portion of our operating expenditures and capital purchases are incurred in other currencies, primarily the euro, the Japanese yen, the Israeli shekel, and the Chinese yuan. We have established currency risk management programs to protect against currency exchange rate risks associated with non-U.S. dollar forecasted future cash flows and existing non-U.S. dollar monetary assets and liabilities. We may also hedge currency risk arising from funding of foreign currency-denominated future investments. We may utilize foreign currency contracts, such as currency forward or option contracts in these hedging programs. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account balance sheet hedges only and offsetting recorded monetary asset and liability positions, would have resulted in an adverse impact on income before taxes of less than $80 million as of December 31, 2016 (less than $75 million as of December 26, 2015).
Interest Rates
We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt. The primary objective of our investment policy is to preserve principal and the financial flexibility to fund our business while maximizing yields, which generally track the U.S. dollar three-month LIBOR. We generally enter into interest rate contracts to convert the returns on our fixed-rate debt investment with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns. We may enter into swaps to convert fixed-rate coupon payments into floating-rate coupon payments for our existing indebtedness. Gains or losses on these instruments are generally offset by corresponding losses or gains on the related hedging instruments.
A hypothetical decrease in benchmark interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of approximately $100 million as of December 31, 2016 (an increase of approximately $15 million as of December 26, 2015). After taking into account interest rate and currency swaps, a hypothetical decrease in interest rates of up to 1.0% would have resulted in an increase in the fair value of our indebtedness of approximately $1.3 billion as of December 31, 2016 (an increase of approximately $1.6 billion as of December 26, 2015). The fluctuations in fair value of our investment portfolio and indebtedness reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher fluctuation in the fair value of our net investment position.
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
We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains or losses from changes in fair value of these total return swaps are generally offset by the losses or gains on the related liabilities.

As of December 31, 2016, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $6.2 billion ($6.0 billion as of December 26, 2015). Substantially all of our marketable equity investments portfolio as of December 31, 2016 was concentrated in our investment in ASML of $6.1 billion ($5.7 billion as of December 26, 2015). Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we have analyzed the historical market price sensitivity of our marketable equity investment portfolio. Assuming a decline of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.9 billion, based on the value as of December 31, 2016 (a decrease in value of approximately $1.8 billion, based on the value as of December 26, 2015 using an assumed decline of 30%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable cost method equity investments had a carrying amount of $3.1 billion as of December 31, 2016 ($2.9 billion as of December 26, 2015) and included our investment in UniSpreadtrum and Cloudera, Inc. (Cloudera) of $966 million and $454 million, respectively ($966 million and $454 million for UniSpreadtrum and Cloudera, respectively, as of December 26, 2015). The carrying amount of our non-marketable equity method investments was $1.3 billion as of December 31, 2016 ($1.6 billion as of December 26, 2015). A substantial majority of our non-marketable equity method investments balance as of December 31, 2016 was concentrated in our IMFT and Cloudera investments of $849 million and $225 million, respectively ($872 million and $256 million for IMFT and Cloudera, respectively, as of December 26, 2015).
Commodity Price Risk
Although we operate facilities that consume commodities, we are not directly affected by commodity price risk to a material degree. We have established forecasted transaction risk management programs to protect against fluctuations in commodity prices. We may use commodity derivatives contracts, such as commodity swaps, in these hedging programs. In addition, we have sourcing plans in place for our key commodities that mitigate the risk of a potential supplier concentration.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation
We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 31, 2016 and December 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

San Jose, California
February 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation
We have audited Intel Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Intel Corporation and our report dated February 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 17, 2017

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended (In Millions, Except Per Share Amounts)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Net revenue	$59,387	$55,355	$55,870
Cost of sales	23,196	20,676	20,261
Gross margin	36,191	34,679	35,609
Research and development	12,740	12,128	11,537
Marketing, general and administrative	8,397	7,930	8,136
Restructuring and other charges	1,886	354	295
Amortization of acquisition-related intangibles	294	265	294
Operating expenses	23,317	20,677	20,262
Operating income	12,874	14,002	15,347
Gains (losses) on equity investments, net	506	315	411
Interest and other, net	(444)	(105)	43
Income before taxes	12,936	14,212	15,801
Provision for taxes	2,620	2,792	4,097
Net income	$10,316	$11,420	$11,704
Basic earnings per share of common stock	$2.18	$2.41	$2.39
Diluted earnings per share of common stock	$2.12	$2.33	$2.31
Weighted average shares of common stock outstanding:
Basic	4,730	4,742	4,901
Diluted	4,875	4,894	5,056
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Net income	$10,316	$11,420	$11,704
Other comprehensive income (loss), net of tax:
Change in net unrealized holding gains (losses) on available-for-sale investments	415	(710)	577
Change in deferred tax asset valuation allowance	(8)	(18)	(41)
Change in net unrealized holding gains (losses) on derivatives	7	157	(427)
Change in net prior service (costs) credits	—	7	(33)
Change in actuarial valuation	(364)	128	(402)
Change in net foreign currency translation adjustment	(4)	(170)	(251)
Other comprehensive income (loss)	46	(606)	(577)
Total comprehensive income	$10,362	$10,814	$11,127
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Par Value)	Dec 31, 2016	Dec 26, 2015
Assets
Current assets:
Cash and cash equivalents	$5,560	$15,308
Short-term investments	3,225	2,682
Trading assets	8,314	7,323
Accounts receivable, net of allowance for doubtful accounts of $37 ($40 in 2015)	4,690	4,787
Inventories	5,553	5,167
Assets held for sale	5,210	71
Other current assets	2,956	2,982
Total current assets	35,508	38,320

Property, plant and equipment, net	36,171	31,858
Marketable equity securities	6,180	5,960
Other long-term investments	4,716	1,891
Goodwill	14,099	11,332
Identified intangible assets, net	9,494	3,933
Other long-term assets	7,159	8,165
Total assets	$113,327	$101,459

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$4,634	$2,634
Accounts payable	2,475	2,063
Accrued compensation and benefits	3,465	3,138
Accrued advertising	810	960
Deferred income	1,718	2,188
Liabilities held for sale	1,920	56
Other accrued liabilities	5,280	4,607
Total current liabilities	20,302	15,646

Long-term debt	20,649	20,036
Long-term deferred tax liabilities	1,730	954
Other long-term liabilities	3,538	2,841
Commitments and Contingencies (Note 20)
Temporary equity	882	897
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 4,730 shares issued and outstanding (4,725 issued and outstanding in 2015) and capital in excess of par value	25,373	23,411
Accumulated other comprehensive income (loss)	106	60
Retained earnings	40,747	37,614
Total stockholders’ equity	66,226	61,085
Total liabilities, temporary equity, and stockholders’ equity	$113,327	$101,459
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Cash and cash equivalents, beginning of period	$15,308	$2,561	$5,674
Cash flows provided by (used for) operating activities:
Net income	10,316	11,420	11,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,266	7,821	7,380
Share-based compensation	1,444	1,305	1,148
Excess tax benefit from share-based payment arrangements	(121)	(159)	(122)
Restructuring and other charges	1,886	354	295
Amortization of intangibles	1,524	890	1,169
(Gains) losses on equity investments, net	(432)	(263)	(354)
Deferred taxes	257	(1,270)	(703)
Changes in assets and liabilities:[1]
Accounts receivable	65	(355)	(861)
Inventories	119	(764)	(98)
Accounts payable	182	(312)	(249)
Accrued compensation and benefits	(1,595)	(711)	4
Income taxes payable and receivable	1,382	386	(286)
Other assets and liabilities	515	675	1,391
Total adjustments	11,492	7,597	8,714
Net cash provided by operating activities	21,808	19,017	20,418
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(9,625)	(7,326)	(10,105)
Acquisitions, net of cash acquired	(15,470)	(913)	(934)
Purchases of available-for-sale investments	(9,269)	(8,259)	(7,007)
Sales of available-for-sale investments	3,852	2,090	1,227
Maturities of available-for-sale investments	5,654	6,168	8,944
Purchases of trading assets	(12,237)	(11,485)	(14,397)
Maturities and sales of trading assets	10,907	13,372	13,165
Investments in loans receivable and reverse repurchase agreements	(223)	(2,550)	(150)
Collection of loans receivable and reverse repurchase agreements	911	2,116	117
Investments in non-marketable equity investments	(963)	(2,011)	(1,377)
Other investing	646	615	612
Net cash used for investing activities	(25,817)	(8,183)	(9,905)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(15)	(474)	235
Excess tax benefit from share-based payment arrangements	121	159	122
Issuance of long-term debt, net of issuance costs	2,734	9,476	—
Repayment of debt	(1,500)	—	—
Proceeds from sales of common stock through employee equity incentive plans	1,108	866	1,660
Repurchase of common stock	(2,587)	(3,001)	(10,792)
Restricted stock unit withholdings	(464)	(442)	(332)
Payment of dividends to stockholders	(4,925)	(4,556)	(4,409)
Collateral associated with repurchase of common stock	—	325	(325)
Increase (decrease) in liability due to collateral associated with repurchase of common stock	—	(325)	325
Other financing	(211)	(116)	(95)
Net cash provided by (used for) financing activities	(5,739)	1,912	(13,611)
Effect of exchange rate fluctuations on cash and cash equivalents	—	1	(15)
Net increase (decrease) in cash and cash equivalents	(9,748)	12,747	(3,113)
Cash and cash equivalents, end of period	$5,560	$15,308	$2,561
Supplemental disclosures:
Acquisition of property, plant and equipment included in accounts payable and accrued liabilities	$979	$392	$985
Cash paid during the year for:
Interest, net of capitalized interest and interest rate swap payments/receipts	$682	$186	$167
Income taxes, net of refunds	$877	$3,439	$4,639

[1]
The impact of assets and liabilities reclassified as held for sale was not considered in the changes in assets and liabilities within cash flows from operating activities. See "Note 10: Acquisitions and Divestitures" for additional information.

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In Millions, Except Per Share Amounts)	Number of Shares	Amount
Balance as of December 28, 2013	4,967	$21,536	$1,243	$35,477	$58,256
Components of comprehensive income, net of tax:
Net income	—	—	—	11,704	11,704
Other comprehensive income (loss)	—	—	(577)	—	(577)
Total comprehensive income					11,127
Proceeds from sales of common stock through employee equity incentive plans, net tax benefit, and other	125	1,787	—	—	1,787
Share-based compensation	—	1,140	—	—	1,140
Temporary equity reclassification	—	(912)	—	—	(912)
Repurchase of common stock	(332)	(1,438)	—	(9,354)	(10,792)
Restricted stock unit withholdings	(12)	(332)	—	—	(332)
Cash dividends declared ($0.90 per share of common stock)	—	—	—	(4,409)	(4,409)
Balance as of December 27, 2014	4,748	21,781	666	33,418	55,865
Components of comprehensive income, net of tax:
Net income	—	—	—	11,420	11,420
Other comprehensive income (loss)	—	—	(606)	—	(606)
Total comprehensive income					10,814
Proceeds from sales of common stock through employee equity incentive plans, net excess tax benefit, and other	87	1,076	—	—	1,076
Share-based compensation	—	1,314	—	—	1,314
Temporary equity reclassification	—	15	—	—	15
Repurchase of common stock	(96)	(453)	—	(2,548)	(3,001)
Restricted stock unit withholdings	(14)	(322)	—	(120)	(442)
Cash dividends declared ($0.96 per share of common stock)	—	—	—	(4,556)	(4,556)
Balance as of December 26, 2015	4,725	23,411	60	37,614	61,085
Components of comprehensive income, net of tax:
Net income	—	—	—	10,316	10,316
Other comprehensive income (loss)	—	—	46	—	46
Total comprehensive income					10,362
Proceeds from sales of common stock through employee equity incentive plans, net excess tax benefit, and other	101	1,307	—	—	1,307
Share-based compensation	—	1,438	—	—	1,438
Temporary equity reclassification	—	15	—	—	15
Repurchase of common stock	(81)	(412)	—	(2,180)	(2,592)
Restricted stock unit withholdings	(15)	(386)	—	(78)	(464)
Cash dividends declared ($1.04 per share of common stock)	—	—	—	(4,925)	(4,925)
Balance as of December 31, 2016	4,730	$25,373	$106	$40,747	$66,226
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2016 was a 53-week fiscal year, and the first quarter of 2016 was a 14-week quarter. Fiscal years 2015 and 2014 were 52-week years. Our consolidated financial statements include the accounts of Intel Corporation (Intel) and our subsidiaries. We have eliminated intercompany accounts and transactions. We have reclassified certain prior period amounts to conform to current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.
During our 2015 annual assessment of the useful lives of our property, plant and equipment, we determined that the estimated useful lives of machinery and equipment in our wafer fabrication facilities should be increased from 4 to 5 years based on the lengthening of the process technology cadence resulting in longer node transitions on both 14 nanometer (nm) and 10nm products. We have also increased the re-use of machinery and tools across each generation of process technology. This change in estimate was applied prospectively, effective at the beginning of 2016. During 2016, this change increased our operating income by approximately $1.3 billion, our net income by approximately $950 million, and our diluted earnings per share by approximately $0.19.
Note 2: Accounting Policies
Revenue Recognition
We recognize net product revenue when the earnings process is complete, as evidenced by an agreement, delivery has occurred, pricing is deemed fixed, and collection is considered probable. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue. Because of frequent sales price reductions and rapid technology obsolescence in our industry, we defer product revenue and related costs of sales from component sales made to distributors under agreements allowing price protection or right of return until the distributors sell the merchandise. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.
Revenue from license agreements on our McAfee products generally includes service and support agreements for which the related revenue is deferred and recognized ratably over the performance period in which services are provided. Revenue derived from online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or, if required, upon customer acceptance. For arrangements with multiple elements, including software licenses, maintenance, and/or services, revenue is allocated across the separately identified deliverables and may be recognized or deferred. When vendor-specific objective evidence does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Direct costs, such as costs related to revenue-sharing and royalty arrangements associated with license arrangements, as well as component costs associated with product revenue and sales commissions, are deferred and recognized over the same period that the related revenue is recognized.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
We compute inventory cost on a first-in, first-out basis. We apply judgment in the valuation of our inventory which includes the following critical accounting estimates.
Intel has a product development life cycle that corresponds with substantive engineering milestones. These engineering milestones are regularly and consistently applied in assessing the point at which our activities, and associated costs, change in nature from research and development (R&D) to cost of sales. This impacts the timing of when manufacturing costs can be capitalized as inventory. For a product to be manufactured in high volumes and sold to our customers under our standard warranty, it must meet our rigorous technical quality specifications. This milestone is known as product release qualification (PRQ). We have identified PRQ as the point at which the costs incurred to manufacture our products are included in the valuation of inventory. Prior to PRQ, costs that do not meet the criteria for R&D are included in cost of sales in the period incurred. If the point at which we estimate that inventory meets PRQ criteria changes in the future, the timing and recognition of the manufacturing costs would shift between R&D and costs of sales.
To determine which manufacturing overhead costs can be included in the valuation of inventory, we must determine what normal capacity levels are at our manufacturing and assembly and test facilities, based on historical loadings compared to total available capacity. If the factory loadings are below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory; therefore, it would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges.
Inventory is valued at the lower of cost or market, based upon assumptions about future demand and market conditions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of our customer base, the stage of the product life cycle of our products, and an assessment of selling price in relation to product cost. Inventory reserves increased by approximately $270 million in 2016 compared to 2015.
The valuation of inventory also requires us to estimate obsolete and excess inventory, as well as inventory that is not of saleable quality. The demand forecast is utilized in the development of our short-term manufacturing plans to enable consistency between inventory valuations and build decisions. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
Property, Plant and Equipment
We compute depreciation using the straight-line method over the estimated useful life of the assets and we capitalize interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and depreciated together with that asset cost. We record capital-related government grants earned as a reduction to property, plant and equipment.
We apply judgment in the valuation of our property, plant and equipment, which includes the following critical accounting estimates.

•
The estimated economic useful lives of our property, plant and equipment can materially impact our depreciation expense. Accordingly, at least annually, we evaluate the period over which we expect to recover the economic value of these assets, considering factors such as the process technology cadence between node transitions and re-use of machinery and tools across each generation of process technology. We had a change in estimate in 2016 related to the useful lives of machinery and equipment in our wafer fabrication facilities. For further information, see "Note 1: Basis of Presentation."

As we make manufacturing process conversions and other factory planning decisions, we use assumptions involving the use of management judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation to reflect the assets’ new, shorter useful lives.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
We assess property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that we will continue to use in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows arising from the use of that asset grouping. If an asset grouping carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. We measure the impairment by comparing the difference between the asset grouping carrying value and its fair value.

•
We have certain facilities, included within construction in progress, being held in a safe state and not currently in use that we have plans to place into service at a future date. The time at which these assets are placed into service depends on our existing manufacturing capacity, market demand for our products, and where we are in the transition of products on our roadmap. Management makes judgments about the timing of when these facilities will be readied for their intended use and placed into service for the manufacturing of our products. Depreciation is not recognized on these assets and they are not eligible for capitalized interest when construction is on hold.

Fair Value
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. Our financial assets are measured and recorded at fair value, except for cost method investments, cost method loans receivable, equity method investments, grants receivable, and reverse repurchase agreements with original maturities greater than three months.
The three levels of inputs that may be used to measure fair value are:

•	Level 1. Quoted prices in active markets for identical assets or liabilities. We evaluate security-specific market data when determining whether a market is active.

•
Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in less active markets, or model-derived valuations. All significant inputs used in our valuations, such as discounted cash flows, are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. We use LIBOR-based yield curves, currency spot and forward rates, and credit ratings as significant inputs in our valuations. Level 2 inputs also include non-binding market consensus prices as well as quoted prices that were adjusted for security-specific restrictions. When we use non-binding market consensus prices, we corroborate them with quoted market prices for similar instruments or compare them to output from internally developed pricing models such as a discounted cash flow models.

•
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
Cash Equivalents
We consider all highly liquid debt investments with original maturities from the date of purchase of three months or less as cash equivalents. Cash equivalents can include investments such as corporate debt, financial institution instruments, government debt, and reverse repurchase agreements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Assets
Marketable debt instruments are generally designated as trading assets when a market risk is economically hedged at inception with a related derivative instrument, or when the marketable debt instrument itself is used to economically hedge currency exchange rate risk from remeasurement. Investments designated as trading assets are reported at fair value. The gains or losses on these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, largely offset by losses or gains on the related derivative instruments and balance sheet remeasurement, are recorded in interest and other, net. We also designate certain floating-rate securitized financial instruments, primarily asset-backed securities, as trading assets.
Available-for-Sale Investments
Available-for-sale investments are classified within cash and cash equivalents, short-term investments, or long-term investments based on the remaining maturity of the investment.
Investments designated as available-for-sale are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss), except as noted in the "Other-Than-Temporary Impairment" section. We determine the cost of the investment sold based on an average cost basis at the individual security level. Our available-for-sale investments include:

•
Marketable debt instruments when the interest rate and foreign currency risks are not hedged at the inception of the investment or when our criteria for designation as trading assets are not met. We record the interest income and realized gains or losses on the sale of these instruments in interest and other, net.

•
Marketable equity securities when there is no plan to sell or hedge the investment at the time of original classification. We acquire these equity investments to promote business and strategic objectives. We record the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on equity investments, net.

Non-Marketable and Other Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $4.4 billion as of December 31, 2016 ($4.5 billion as of December 26, 2015).
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
Significant judgment is required to identify whether an impairment exists in the valuation of our non-marketable equity investments portfolio, and therefore we consider this a critical accounting estimate. Our quarterly analysis considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative analysis of our investments involves understanding the financial performance and near-term prospects of the investee, changes in general market conditions in the investee’s industry or geographic area, and the management and governance structure of the investee. Quantitative assessments of the fair value of our investments are developed using the market and income approaches. The market approach includes the use of comparable financial metrics of private and public companies and recent financing rounds. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees' revenue, costs, and discount rates. Our assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other-Than-Temporary Impairment
Our available-for-sale investments and non-marketable and other equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

•
Marketable debt instruments when the fair value is below amortized cost and we intend to sell the instrument, or when it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or when we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). When we do not expect to recover the entire amortized cost basis of the instrument, we separate other-than-temporary impairments into amounts representing credit losses, which are recognized in interest and other, net, and amounts not related to credit losses, which are recognized in other comprehensive income (loss).

•
Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. We record other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net.

•
Non-marketable equity investments based on our assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. Impairments of non-marketable equity investments were $184 million in 2016 ($166 million in 2015 and $140 million in 2014).

We record other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments, net.
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and, to a lesser extent, equity market risk, commodity price risk, and credit risk. We may enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. For presentation on our consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements. Our derivative financial instruments are presented at fair value on a gross basis and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities.
Cash Flow Hedges
We may use foreign currency contracts, such as currency forwards and currency interest rate swaps, to hedge exposures for the following items:

•	variability in the U.S.-dollar equivalent of non-U.S.-dollar-denominated cash flows associated with our forecasted operating and capital purchases spending; and

•	coupon and principal payments for our non-U.S.-dollar-denominated indebtedness.
We may use commodity derivatives to hedge future cash flow exposures to the variability in commodity prices as well as interest rate contracts, such as treasury rate lock agreements or interest rate swaps, to hedge the variability in cash flows driven by interest rate risk for our future or existing indebtedness.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The after-tax gains or losses from the effective portion of a cash flow hedge is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedge transaction. For foreign currency contracts hedging our capital purchases, forward points are excluded from the hedge effectiveness assessment. For options, time value is generally excluded from the hedge effectiveness assessment. Ineffective portions of cash flow hedges, as well as amounts excluded from the hedge effectiveness assessment, are recognized in earnings in interest and other, net. If the cash flow hedge transactions become probable not to occur, the corresponding amounts deferred in accumulated other comprehensive income (loss) would be immediately reclassified to interest and other, net. These derivatives are classified in the consolidated statements of cash flows in the same section as the underlying item.
Fair Value Hedges
We may use interest rate contracts, such as interest rate swaps, to hedge against changes in the fair value on certain of our fixed-rate indebtedness attributable to the changes in the benchmark interest rate. The gains or losses on these hedges, as well as the offsetting losses or gains related to the changes in the fair value of the underlying hedged item attributable to the hedged risk, are recognized in earnings in the current period, primarily in interest and other, net. These derivatives are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from financing activities.

Non-Designated Hedges
We may use foreign currency contracts to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and non-U.S.-dollar-denominated loans receivables recognized at fair value. We may also use interest rate contracts to hedge interest rate risk related to our U.S.-dollar-denominated fixed-rate debt instruments classified as trading assets.
The change in fair value of these derivatives is recorded through earnings in the line item on the consolidated statements of income to which the derivatives most closely relate, primarily in interest and other, net. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related derivatives.
We may use total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains or losses from changes in fair value of total return swaps are generally offset by the losses or gains on the related deferred compensation liabilities, both of which are recorded in cost of sales and operating expenses. Deferred compensation liabilities are included in other accrued liabilities.
We may use warrants, equity options, or other equity derivatives as part of our equity market risk management program. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net.
These types of derivatives are either classified in the consolidated statements of cash flows within cash flows from operating activities or investing activities, depending on the activity the exposure is most closely associated with.
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
Loans Receivable
We may enter into loan transactions with third parties. These loans are classified within other current assets or other long-term assets. We may elect the fair value option when the interest rate or foreign currency exchange rate risk is economically hedged at the inception of the loan with a related derivative instrument. When the fair value option is not elected, the loans are carried at amortized cost. We measure interest income for all loans receivable using the interest method, which is based on the effective yield of the loans rather than the stated coupon rate.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in debt instruments, derivative financial instruments, loans receivable, reverse repurchase agreements, and trade receivables. We may enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty.
We generally place investments with high-credit-quality counterparties and, by policy, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. As required per our investment policy, substantially all of our investments in debt instruments and financing receivables are in investment-grade instruments. Credit-rating criteria for derivative instruments are similar to those for other investments. Due to master netting arrangements, the amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligations with that counterparty. As of December 31, 2016, our total credit exposure to any single counterparty, excluding money market funds invested in U.S. treasury and U.S. agency securities and reverse repurchase agreements collateralized by treasury and agency securities, did not exceed $700 million. To further reduce credit risk, we obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.
A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers. We also have accounts receivable derived from sales to industrial and communications equipment manufacturers in the computing and communications industries. We believe that the net accounts receivable balances from our three largest customers (31% in 2016) do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience. For more information about the customers that represent our accounts receivable balance, see "Note 4: Operating Segments and Geographic Information" in Part II, Item 8 of this Form 10-K.
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
Business Combinations
We allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on their estimated fair values at the time of acquisition. We consider this a critical accounting estimate because it involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The most subjective areas include determining the fair value of the following:

•	intangible assets, including valuation methodology, estimations of future cash flows, and discount rates, as well as the estimated useful life of the intangible assets;

•	deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;

•	inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and

•	goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. We allocate goodwill to the reporting units of the business that are expected to benefit from the business combination.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Application of the goodwill impairment test is considered a critical accounting estimate, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of fair value for each reporting unit. We perform an annual impairment assessment of goodwill in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of a reporting unit’s goodwill. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test.
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
Our goodwill impairment test considers both the income method and the market method to estimate a reporting unit’s fair value. The income method is based on a discounted future cash flow approach that uses the following major assumptions and inputs: revenue, based on assumed market segment growth rates and our assumed market segment share; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources. The same estimates are also used in our business planning and forecasting process. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method is based on financial multiples and transaction prices of comparable companies. Although there were no specific qualitative indicators of impairment for our reporting units, we elected to perform a step 1 impairment test in the fourth quarter of 2016. These reporting units were all deemed to have fair values that substantially exceeded their carrying value.
Upon any reorganization of our operating segments, we re-evaluate our reporting units and, if necessary, reassign goodwill using a relative fair value approach.
Identified Intangible Assets
We amortize all acquisition-related intangible assets that are subject to amortization over their estimated useful life based on economic benefit. Acquisition-related in-process R&D assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition; initially, these are classified as "in-process research and development" that are not subject to amortization. Once these R&D projects are completed, the asset balances are transferred from "in-process research and development" to "acquisition-related developed technology" and are subject to amortization from this point forward. The asset balances relating to projects that are abandoned after acquisition are impaired and expensed to R&D.
We perform a quarterly review of significant finite–lived identified intangible assets to determine whether facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. We consider the assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets a critical accounting estimate. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Our annual impairment assessment occurs in the fourth quarter of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. If necessary, a quantitative impairment test is performed to compare the fair value of the indefinite–lived intangible asset with its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising
Cooperative advertising programs reimburse customers for marketing activities for certain of our products. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative (MG&A) expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid to customers over the fair value of the advertising benefit we receive as a reduction in revenue. Advertising costs, including direct marketing costs, recorded within MG&A expenses were $1.8 billion in 2016 ($1.8 billion in 2015 and $1.8 billion in 2014).
Employee Equity Incentive Plans
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
We apply judgment in the recognition and measurement of current and deferred income taxes which includes the following critical accounting estimates. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated balance sheets. Recovery of a portion of our deferred tax assets is impacted by management’s plans with respect to holding or disposing of certain investments; therefore, changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.
We use a two-step process to recognize liabilities for uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether, based on the technical merits of the position, the weight of available evidence indicates that it is more likely than not that the position will be sustained on examination by the taxing authorities, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on examination, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. We recognize interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Loss Contingencies
We are subject to loss contingencies, including various legal and regulatory proceedings, asserted and potential claims, liabilities related to repair or replacement of parts in connection with product defects, as well as product warranties and potential asset impairments that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable as a critical accounting estimate. We review the status of each significant matter quarterly and we may revise our estimates.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Recent Accounting Standards
Accounting Standards Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Income Taxes - Balance Sheet Classification of Deferred Taxes. This amended standard requires that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current.

This amended standard was early adopted in the first quarter of 2016 on a retrospective basis.
As a result of the adoption, we made the following adjustments to the consolidated 2015 balance sheet: a $2.0 billion decrease to current deferred tax assets, a $430 million increase to non-current deferred tax assets, a $21 million decrease to current deferred tax liabilities, and a decrease of $1.6 billion to non-current deferred tax liabilities.

Accounting Standards Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Revenue Recognition - Contracts with Customers. This standard was issued to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Effective in the first quarter of 2018.
We plan to adopt the standard retrospectively with the cumulative effect of initially applying it recognized at the date of initial application ("modified retrospective" approach).

Our assessment has identified a change in revenue recognition timing on our component sales made to distributors. We expect to recognize revenue when we deliver to the distributor rather than deferring recognition until the distributor sells the components.
On the date of initial application, we will remove the deferred net revenue on component sales made to distributors through a cumulative adjustment to retained earnings. We expect the revenue deferral, historically recognized in the following period, to be offset by the acceleration of revenue recognition as control of the product transfers to our customer.
Our assessment has also identified a change in expense recognition timing related to payments we make to our customers for distinct services they perform as part of cooperative advertising programs. We expect to recognize the expense for cooperative advertising in the period the marketing activities occur. We currently recognize the expense in the period the customer is entitled to participate in the program, which coincides with the period of sale.
On the date of initial adoption, we will capitalize the expense of cooperative advertising not performed through a cumulative adjustment to retained earnings. We expect the recognition of capitalized advertising to offset the deceleration in expense recognition until the marketing services are performed.
We will continue our assessment, operate parallel systems and processes, as well as finalize our evaluation of any changes to our accounting policies and disclosures. This excludes our planned divestiture of Intel Security Group (ISecG).

Financial Instruments - Recognition and Measurement. Requires changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities measured using the fair value option, and the presentation and disclosure requirements for such instruments.

Effective in the first quarter of 2018.
Certain elements of the new standard are required to be adopted using a modified-retrospective approach through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Other elements will be adopted prospectively.

We expect marketable equity securities, previously classified as available-for-sale equity investments, to be measured and recorded at fair value and all unrealized gains or losses previously recorded in accumulated other comprehensive income (loss) will be recorded in earnings.

We are continuing to assess the overall impacts of the new standard, including the impact to our significant accounting policies with regard to non-marketable equity securities classified as cost method investments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Income Taxes - Intra-Entity Asset Transfers Other Than Inventory. This accounting standard update is aimed at recognizing the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This removes the exception to postpone recognition until the asset has been sold to an outside party.

Effective in the first quarter of 2018.
The standard update is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.
We have not yet determined the impact of the new standard.
Leases. This new lease accounting standard requires that we recognize lease assets and liabilities on the balance sheet.	Effective in the first quarter of 2019. The new standard must be adopted using a modified retrospective transition that includes certain optional practical expedients.
We expect the valuation of right of use assets and lease liabilities, previously described as operating leases, to be the present value of our forecasted future lease commitments. We are continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.

Note 4: Operating Segments and Geographic Information
Our operating segments as of December 31, 2016 included:

• Client Computing Group (CCG)	• Intel Security Group (ISecG)
• Data Center Group (DCG)	• Programmable Solutions Group (PSG)
• Internet of Things Group (IOTG)	• All Other
• Non-Volatile Memory Solutions Group (NSG)	• New Technology Group (NTG)
During the first quarter of 2016, we formed PSG as a result of our acquisition of Altera Corporation (Altera). For further information, see "Note 10: Acquisitions and Divestitures." All prior-period amounts have been retrospectively adjusted to reflect the way we internally manage and monitor segment performance starting in fiscal year 2016.
In the third quarter of 2016, we announced our planned divestiture of ISecG, which we expect to complete in the second quarter of 2017. For further information, see "Note 10: Acquisitions and Divestitures."
The Chief Operating Decision Maker (CODM) is our Chief Executive Officer (CEO). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
We manage our business activities primarily based on a product segmentation basis. We derive a substantial majority of our revenue from platforms, which is our principal product and source of revenue across our CCG, DCG, and IOTG operating segments.
CCG and DCG are our reportable operating segments. IOTG, NSG, ISecG, and PSG do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. The NTG operating segment does not meet the quantitative thresholds to qualify as a reportable segment and NTG results are included within the "all other" category.
We have sales and marketing, manufacturing, engineering, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Net revenue and operating income (loss) for each period were as follows:

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Net revenue:
Client Computing Group
Platform	$30,751	$30,680	$33,235
Other	2,157	1,539	1,637
	32,908	32,219	34,872
Data Center Group
Platform	15,895	14,856	13,341
Other	1,341	1,125	1,055
	17,236	15,981	14,396
Internet of Things Group
Platform	2,290	1,976	1,814
Other	348	322	328
	2,638	2,298	2,142
Non-Volatile Memory Solutions Group	2,576	2,597	2,146
Intel Security Group	2,161	1,985	2,010
Programmable Solutions Group	1,669	—	—
All other	199	275	304
Total net revenue	$59,387	$55,355	$55,870

Operating income (loss):
Client Computing Group	$10,646	$8,166	$10,327
Data Center Group	7,520	7,847	7,380
Internet of Things Group	585	515	583
Non-Volatile Memory Solutions Group	(544)	239	255
Intel Security Group	400	213	164
Programmable Solutions Group	(104)	—	—
All other	(5,629)	(2,978)	(3,362)
Total operating income	$12,874	$14,002	$15,347
For 2016, our three largest customers accounted for 38% of our net revenue, with Dell Inc. (Dell) accounting for 15%, Lenovo Group Limited (Lenovo) accounting for 13%, and HP Inc. accounting for 10%. These three customers accounted for 31% of our accounts receivable as of December 31, 2016. Hewlett-Packard Company, our largest customer in 2014, separated into HP Inc. and Hewlett Packard Enterprise Company on November 1, 2015. In 2015, Hewlett-Packard Company, HP Inc., and Hewlett Packard Enterprise Company collectively accounted for 18% of our net revenue (18% in 2014), Dell accounted for 15% (16% in 2014), and Lenovo accounted for 13% (12% in 2014). Combined, these customers accounted for 46% of our net revenue in 2015 (46% in 2014) and 49% of our accounts receivable as of December 26, 2015. Substantially all of the revenue from these customers was from the sale of platforms and other components by the CCG and DCG operating segments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenue by country as presented below is based on the billing location of the customer. Revenue from unaffiliated customers for each period was as follows:

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
China (including Hong Kong)	$13,977	$11,679	$11,197
United States	12,957	11,121	9,828
Singapore	12,780	11,544	11,573
Taiwan	9,953	10,661	8,955
Other countries	9,720	10,350	14,317
Total net revenue	$59,387	$55,355	$55,870
Net property, plant and equipment by country at the end of each period was as follows:

(In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
United States	$23,598	$22,611	$24,020
Ireland	4,865	5,789	5,433
Israel	3,923	1,661	1,957
Other countries	3,785	1,797	1,828
Total property, plant and equipment, net	$36,171	$31,858	$33,238
Note 5: Earnings Per Share
We computed our basic and diluted earnings per share of common stock for each period as follows:

Years Ended (In Millions, Except Per Share Amounts)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Net income available to common stockholders	$10,316	$11,420	$11,704
Weighted average shares of common stock outstanding—basic	4,730	4,742	4,901
Dilutive effect of employee incentive plans	53	64	75
Dilutive effect of convertible debt	92	88	80
Weighted average shares of common stock outstanding—diluted	4,875	4,894	5,056
Basic earnings per share of common stock	$2.18	$2.41	$2.39
Diluted earnings per share of common stock	$2.12	$2.33	$2.31
We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.
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
In all years presented, potentially dilutive securities whose effect would have been antidilutive are insignificant and are excluded from the computation of diluted earnings per share.
In all years presented, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Other Financial Statement Details
Inventories

(In Millions)	Dec 31, 2016	Dec 26, 2015
Raw materials	$695	$532
Work in process	3,190	2,893
Finished goods	1,668	1,742
Total inventories	$5,553	$5,167
Property, Plant and Equipment

(In Millions)	Dec 31, 2016	Dec 26, 2015
Land and buildings	$26,627	$25,578
Machinery and equipment	52,608	48,459
Construction in progress	10,870	9,359
Total property, plant and equipment, gross	90,105	83,396
Less: accumulated depreciation	(53,934)	(51,538)
Total property, plant and equipment, net	$36,171	$31,858
Substantially all of our depreciable property, plant and equipment assets were depreciated over the following estimated useful lives: machinery and equipment, 2 to 5 years, and buildings, 10 to 25 years. The balance in construction in progress that is on hold and held in a safe state was approximately $2.2 billion as of December 31, 2016 (approximately $3.4 billion as of December 26, 2015).
Deferred Income

(In Millions)	Dec 31, 2016	Dec 26, 2015
Deferred income on shipments of components to distributors	$1,475	$920
Deferred income from software, services, and other	243	1,268
Current deferred income	1,718	2,188
Non-current deferred income from software, services, and other	65	530
Total deferred income	$1,783	$2,718
We classify non-current deferred income from software, services, and other within other long-term liabilities on the consolidated balance sheets.
We reclassified the carrying amounts of current and non-current deferred income associated with ISecG as liabilities held for sale. For further information, see "Note 10: Acquisitions and Divestitures."
Other Accrued Liabilities
Other accrued liabilities include deferred compensation liabilities of $1.5 billion as of December 31, 2016 ($1.3 billion as of December 26, 2015).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Share of equity method investee losses, net	$(38)	$(95)	$(69)
Impairments	(187)	(185)	(146)
Gains on sales, net	562	145	422
Dividends	74	52	57
Other, net	95	398	147
Total gains (losses) on equity investments, net	$506	$315	$411
Interest and Other, Net
The components of interest and other, net for each period were as follows:

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Interest income	$222	$124	$141
Interest expense	(733)	(337)	(192)
Other, net	67	108	94
Total interest and other, net	$(444)	$(105)	$43
Interest expense in the preceding table is net of $135 million of interest capitalized in 2016 ($258 million in 2015 and $276 million in 2014).
Note 7: Restructuring and Other Charges

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
2016 Restructuring Program	$1,823	$—	$—
2015 Restructuring Program	—	264	—
2013 Restructuring Program	—	90	295
Other charges	63	—	—
Total restructuring and other charges	$1,886	$354	$295
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
Restructuring and other charges by type for the 2016 Restructuring Program were as follows:

Years Ended (In Millions)	Dec 31, 2016
Employee severance and benefit arrangements	$1,737
Pension settlement charges	57
Asset impairment and other charges	29
Total restructuring and other charges	$1,823

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and other activity for the 2016 Restructuring Program in 2016 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 26, 2015	$—	$—	$—
Additional accruals	1,556	29	1,585
Adjustments	92	—	92
Cash payments	(1,063)	—	(1,063)
Non-cash settlements	—	(19)	(19)
Accrued restructuring balance as of December 31, 2016	$585	$10	$595
We recorded the additional accruals as restructuring and other charges in the consolidated statements of income and within the “all other” operating segments category. Substantially all of the accrued restructuring balance as of December 31, 2016 is expected to be paid within the next 12 months, and was recorded within accrued compensation and benefits on the consolidated balance sheets. The other charges associated with the program were recorded as an increase to our pension liability and are not included in our accrued restructuring balance. Restructuring actions related to this program that were approved in 2016 are expected to impact approximately 15,000 employees.
2015 Restructuring Program
During 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions, as we adjusted resources from areas of disinvestment to areas of investment. This program was completed in 2015.
2013 Restructuring Program
During 2013, management approved and commenced implementation of several restructuring actions, including targeted workforce reductions and the exit of certain businesses and facilities. These actions included the wind down of our 200mm wafer fabrication facility in Massachusetts and the closure of our assembly and test facility in Costa Rica. This program was completed in 2015.
Other Charges
Other charges consist primarily of expenses associated with the planned divestiture of ISecG that was announced in the third quarter of 2016.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Income Taxes
Income Tax Provision
Income before taxes and the provision for taxes consisted of the following:

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Income before taxes:
U.S.	$6,957	$8,800	$11,565
Non-U.S.	5,979	5,412	4,236
Total income before taxes	12,936	14,212	15,801
Provision for taxes:
Current:
Federal	1,319	2,828	3,374
State	13	40	38
Non-U.S.	756	842	969
Total current provision for taxes	2,088	3,710	4,381
Deferred:
Federal	658	(862)	(263)
Other	(126)	(56)	(21)
Total deferred provision for taxes	532	(918)	(284)
Total provision for taxes	$2,620	$2,792	$4,097
Effective tax rate	20.3%	19.6%	25.9%
The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) for each period was as follows:

Years Ended	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(11.7)	(7.9)	(6.1)
Research and development tax credits	(2.3)	(1.7)	(1.7)
Domestic manufacturing deduction benefit	(1.4)	(2.0)	(2.1)
Settlements, effective settlements, and related remeasurements	(0.1)	(2.9)	—
Other	0.8	(0.9)	0.8
Effective tax rate	20.3%	19.6%	25.9%
The majority of the increase in our effective tax rate in 2016 compared to 2015 was driven by one-time items and our 2015 decision to indefinitely reinvest some of our prior years' non-U.S. earnings, partially offset by higher proportion of our income in lower tax jurisdictions.
Most of the decrease in our effective tax rate in 2015 compared to 2014 was driven by one-time items, a higher proportion of our income from lower tax jurisdictions, and our decision to indefinitely reinvest certain prior years' non-U.S. earnings, which positively impacted our effective income tax rate.
Income in certain non-U.S. countries is fully exempt from income taxes for a limited period of time due to eligible activities and certain capital investment actions. These full tax exemptions expire at various dates through 2023; however, the exemptions in certain countries are eligible for renewal.
In 2016, the tax benefit attributable to tax holidays was $77 million ($85 million for 2015 and $166 million for 2014) with a $0.02 impact on diluted earnings per share ($0.02 for 2015 and $0.03 for 2014).
During 2016, net income tax benefits attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $154 million (net benefits of $172 million in 2015 and net benefits of $103 million in 2014).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred and Current Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at the end of each period were as follows:

(In Millions)	Dec 31, 2016	Dec 26, 2015
Deferred tax assets:
Accrued compensation and other benefits	$1,182	$931
Share-based compensation	373	424
Deferred income	596	694
Inventory	1,044	598
State credits and net operating losses	846	613
Other, net	1,187	760
Gross deferred tax assets	5,228	4,020
Valuation allowance	(953)	(701)
Total deferred tax assets	4,275	3,319
Deferred tax liabilities:
Property, plant and equipment	(1,574)	(505)
Licenses and intangibles	(1,036)	(563)
Convertible debt	(1,098)	(1,042)
Unrealized gains on investments and derivatives	(940)	(717)
Investment in non-U.S. subsidiaries	—	(37)
Other, net	(450)	(358)
Total deferred tax liabilities	(5,098)	(3,222)
Net deferred tax assets (liabilities)	(823)	97

Reported as:
Deferred tax assets	907	1,051
Deferred tax liabilities	(1,730)	(954)
Net deferred tax assets (liabilities)	$(823)	$97
Deferred tax assets are included within other long-term assets on the consolidated balance sheets.
The valuation allowance as of December 31, 2016 included allowances related to unrealized state credit carryforwards of $839 million and matters related to our non-U.S. subsidiaries of $114 million.
As of December 31, 2016, our federal, state, and non-U.S. net operating loss carryforwards for income tax purposes were $321 million, $116 million, and $378 million, respectively. The majority of the non-U.S. net operating loss carryforwards have no expiration date. The remaining non-U.S., as well as the U.S. federal and state net operating loss carryforwards, expire at various dates through 2037. A significant amount of the net operating loss carryforwards in the U.S. relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. The non-U.S. net operating loss carryforwards include $215 million that is not likely to be recovered and has been reduced by a valuation allowance.
As of December 31, 2016, we had not recognized U.S. deferred income taxes on a cumulative total of $46.4 billion of undistributed earnings and other basis differences for certain non-U.S. subsidiaries which includes the impact of the Altera acquisition. Determining the unrecognized deferred tax liability in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings and other basis differences in operations outside the U.S.
Current income taxes receivable of $86 million as of December 31, 2016 ($468 million as of December 26, 2015) is included in other current assets. Current income taxes payable of $329 million as of December 31, 2016 ($272 million as of December 26, 2015) is included in other accrued liabilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term income taxes payable of $125 million as of December 31, 2016 ($114 million as of December 26, 2015) is included in other long-term liabilities, which includes uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.
Uncertain Tax Positions
The aggregate changes in the balance of gross unrecognized tax benefits for each period were as follows:

Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Beginning gross unrecognized tax benefits	$101	$577	$207
Settlements and effective settlements with tax authorities and related remeasurements	(11)	(452)	(220)
Lapse of statute of limitations	(16)	—	—
Increases in balances related to tax positions taken during prior periods	81	4	173
Decreases in balances related to tax positions taken during prior periods	(11)	(34)	(1)
Increases in balances related to tax positions taken during current period	10	6	418
Ending gross unrecognized tax benefits	$154	$101	$577
The related tax benefit for settlements, effective settlements, and remeasurements is insignificant for 2016 ($419 million in 2015 and insignificant in 2014).
If the remaining balance of $154 million of unrecognized tax benefits as of December 31, 2016 ($101 million as of December 26, 2015) were recognized in a future period, it would result in a tax benefit of $87 million (insignificant as of December 26, 2015) and a reduction in the effective tax rate. Interest, penalties and accrued interest related to unrecognized tax benefits were insignificant in periods presented
Our tax policy is to comply with the laws, regulations, and filing requirements of all jurisdictions in which we conduct business. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, the estimated impact of income tax expense and net income is not expected to be significant.
We file federal, state, and non-U.S. tax returns. For non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 2002. For federal and state tax returns, we are no longer subject to tax examination for years prior to 2004. We have filed petitions before the U.S. Tax Court relating to the treatment of stock-based compensation expense in an inter-company cost-sharing transaction for certain pre-acquisition Altera tax years; the outcome of those appeals is pending in the U.S. Court of Appeals for the Ninth Circuit.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Investments
Available-for-Sale Investments

	December 31, 2016				December 26, 2015
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$3,847	$4	$(14)	$3,837	$4,169	$3	$(11)	$4,161
Financial institution instruments	6,098	5	(11)	6,092	11,140	1	(2)	11,139
Government debt	1,581	—	(8)	1,573	748	—	(1)	747
Marketable equity securities	2,818	3,363	(1)	6,180	3,254	2,706	—	5,960
Total available-for-sale investments	$14,344	$3,372	$(34)	$17,682	$19,311	$2,710	$(14)	$22,007
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed and floating-rate bonds, money market fund deposits, and time deposits. Most time deposits were issued by institutions outside the U.S. as of December 31, 2016 (substantially all as of December 26, 2015).
During 2016, we sold available-for-sale investments for proceeds of $4.1 billion, ($2.2 billion in 2015 and $1.7 billion in 2014). The gross realized gains on sales of available-for-sale investments were $538 million in 2016 ($133 million in 2015 and $136 million in 2014).
The fair value of available-for-sale debt investments, by contractual maturity, as of December 31, 2016 were as follows:

(In Millions)	Fair Value
Due in 1 year or less	$4,866
Due in 1–2 years	1,956
Due in 2–5 years	2,760
Instruments not due at a single maturity date	1,920
Total	$11,502
Equity Method Investments
Equity method investments, classified within other long-term assets, at the end of each period were as follows:

	December 31, 2016		December 26, 2015
(Dollars In Millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
IM Flash Technologies, LLC	$849	49%	$872	49%
Cloudera, Inc.	225	16%	256	17%
Other equity method investments	254		462
Total	$1,328		$1,590

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
IMFT is a variable interest entity, and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $400 million in 2016 (approximately $400 million in 2015 and approximately $400 million in 2014). The amount due to IMFT for product purchases and services provided was approximately $95 million as of December 31, 2016 (approximately $20 million as of December 26, 2015). IMFT returned $71 million to Intel in 2016, which is reflected within investing activities on the consolidated statements of cash flows (none in 2015 and $6 million in 2014).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT, which was $849 million as of December 31, 2016. Except for the amount due to IMFT for product purchases and production-related services, we did not have any additional liabilities recognized on our consolidated balance sheets in connection with our interests in this joint venture as of December 31, 2016. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and, therefore, we account for our interest in IMFT using the equity method of accounting.
Cloudera, Inc.
Our investment in Cloudera, Inc. (Cloudera) is accounted for under the equity and cost methods of accounting based on the rights associated with different instruments we own, and is classified within other long-term assets. The carrying value of our equity method investment was $225 million and of our cost method investment was $454 million as of December 31, 2016 ($256 million for our equity method investment and $454 million for our cost method investment as of December 26, 2015).
Non-marketable Cost Method Investments
The carrying value of our non-marketable cost method investments was $3.1 billion as of December 31, 2016 ($2.9 billion as of December 26, 2015), of which $454 million and $966 million related to our cost method investments in Cloudera and Beijing UniSpreadtrum Technology Ltd. (UniSpreadtrum), respectively. In 2016, we recognized impairments of $178 million on non-marketable cost method investments ($164 million in 2015 and $130 million in 2014).
Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel architecture- and communications-based solutions for phones. We agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of UniSpreadtrum, a holding company under Tsinghua Unigroup. During 2015, we invested $966 million to complete the first phase of the equity investment and accounted for our interest using the cost method of accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Assets
Net losses related to trading assets still held at the reporting date were $295 million in 2016 (net losses of $152 million in 2015 and net losses of $530 million in 2014). Net gains on the related derivatives were $300 million in 2016 (net gains of $137 million in 2015 and $525 million in 2014).
Note 10: Acquisitions and Divestitures
Altera Corporation
On December 28, 2015, we completed the acquisition of Altera, a global semiconductor company that designs and sells programmable semiconductors and related products. We acquired all outstanding shares of Altera common stock and, subject to certain exceptions, each share of Altera common stock underlying vested stock option awards, RSUs, and performance-based RSU awards in exchange for cash. The acquired company operates as PSG and continues to design and sell programmable logic devices (PLDs), which incorporate field-programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs), and highly integrated System-on-Chip (SoC) devices. This acquisition is expected to expand our reach within the compute continuum, as the combination of our leading-edge products and manufacturing process with Altera's leading FPGA technology enables new classes of platforms that meet customer needs in the data center and Internet of Things market segments. As we develop future platforms, the integration of PLDs into our platform solutions is expected to improve the overall performance and lower the cost of ownership for our customers. For further information, see "Note 4: Operating Segments and Geographic Information."
Total consideration to acquire Altera was $14.5 billion (net of $2.0 billion of cash and cash equivalents acquired) and comprised the following:

(In Millions)
Cash, net of cash acquired	$14,401
Share-based awards assumed	50
Total	$14,451
The fair values of the assets acquired and liabilities assumed by major class in the acquisition of Altera were recognized as follows:

(In Millions)
Short-term investments	$182
Receivables	368
Inventory	555
Other current assets	123
Property, plant and equipment	312
Goodwill	5,448
Identified intangible assets	7,566
Other long-term investments and assets	2,515
Deferred income	(351)
Other liabilities	(283)
Long-term debt	(1,535)
Deferred tax liabilities	(449)
Total	$14,451
The goodwill of $5.4 billion arising from the acquisition is attributed to the expected benefit and other benefits that will be generated by combining Intel and Altera. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. For further information on the assignment of goodwill for the acquisition, see “Note 11: Goodwill.”

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
Acquired developed technology represents the fair value of Altera products that have reached technological feasibility and are a part of Altera’s product offerings, and in-process research and development represents the fair value of products that have not reached technological feasibility. Customer relationships represent the fair values of the underlying relationships and agreements with Altera’s customers. Brands represent the fair value of Altera's master brand and product brand names.
Other Acquisitions
During 2016, in addition to the Altera acquisition, we completed 11 acquisitions qualifying as business combinations in exchange for aggregate consideration (net of cash acquired) of $1.1 billion, most of which was cash. Substantially all of the consideration was allocated to goodwill and identifiable intangible assets.
During 2015, we completed eight acquisitions qualifying as business combinations in exchange for aggregate consideration (net of cash acquired) of $1.0 billion, a substantial majority of which was cash consideration. Substantially all of the consideration was allocated to goodwill and other intangible assets, such as acquisition-related developed technology and acquisition-related customer relationships. Included in these acquisitions is our acquisition of Lantiq Semiconductor (Lantiq), intended to extend Intel's success in cable home gateways into DSL and fiber markets. We acquired Lantiq in the second quarter of 2015 for net cash consideration of $345 million, substantially all of which was allocated to goodwill and intangible assets, such as acquisition-related developed technology and acquisition-related customer relationships. The operating results of Lantiq are included in our CCG operating segment.
During 2014, we completed eight acquisitions qualifying as business combinations in exchange for aggregate consideration of $963 million, substantially all cash consideration. A substantial majority of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. Included in these acquisitions is our acquisition of the Axxia Networking Business (Axxia business) of Broadcom Limited (formerly Avago Technologies), intended to accelerate growth in the mobile wireless base station business. We acquired the Axxia business in the fourth quarter of 2014 for net cash consideration of $650 million, substantially all of which was allocated to goodwill and acquisition-related developed technology intangible assets. The operating results of the Axxia business are included in our DCG operating segment.
Other acquisitions (excluding Altera) completed in 2016, 2015, and 2014, both individually and in the aggregate, were not significant to our results of operations. For information on the assignment of goodwill to our operating segments, see "Note 11: Goodwill" and for information on the classification of intangible assets, see "Note 12: Identified Intangible Assets."
Actual and Pro Forma Results of Acquirees
Net revenue and net income attributable to all acquisitions completed during 2016 have been included in our consolidated statements of income from their respective acquisition dates to the year ended December 31, 2016. The Altera acquisition was significant to our consolidated results of operations, and these results are reported as PSG in "Note 4: Operating Segments and Geographic Information."

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited pro forma financial results combine the historical results of Intel and Altera for 2016 and 2015 along with the historical results of other businesses acquired during 2016. The results include the effects of pro forma adjustments as if the businesses acquired in 2016 were acquired at the beginning of Intel's 2015 fiscal year. The pro forma results for the year ended December 26, 2015 include non-recurring adjustments of $387 million for the inventory valuation adjustment, $64 million for deferred income (net of the impact of cost of goods sold) and $94 million for other acquisition-related transaction costs, all of which reduce pro forma net income.
The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of the beginning of our 2015 fiscal year.

Years Ended (Unaudited, In Millions, Except Per Share Amounts)	Dec 31, 2016	Dec 26, 2015
Net revenue	$59,486	$56,906
Net income	$10,788	$10,510
Diluted earnings per share	$2.21	$2.15
Planned Divestiture of Intel Security Group
On September 7, 2016, we announced a definitive agreement with TPG VII Manta Holdings, L.P. (TPG) to transfer certain assets and liabilities relating to ISecG to a newly formed, jointly owned, separate cybersecurity company. The new company will be called McAfee, LLC. (McAfee) following transaction close, which is expected in the second quarter of 2017.
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
The carrying amounts of the major classes of ISecG assets and liabilities held for sale included the following:

(In Millions)	Dec 31, 2016
Accounts receivable	$407
Goodwill	3,600
Identified intangible assets	966
Other assets	214
Total assets held for sale	$5,187

Deferred income	$1,554
Other liabilities	366
Total liabilities held for sale	$1,920
In addition to total assets and liabilities held for sale are currency translation adjustments totaling $507 million. This amount, classified as other comprehensive income, is associated with currency charges on the carrying values of ISecG goodwill and identified intangible assets. Upon transaction close, we will charge this amount against the expected gain.
We ceased recording depreciation and amortization on property, plant and equipment and identified intangible assets, respectively, as of the date the assets triggered held for sale accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Goodwill
Goodwill activity for each period was as follows:

(In Millions)	Dec 26, 2015	Acquisitions	Transfers	Other	Dec 31, 2016
Client Computing Group (CCG)	$4,078	$65	$213	$—	$4,356
Data Center Group (DCG)	2,404	2,831	177	—	5,412
Internet of Things Group (IOTG)	428	659	36	—	1,123
Intel Security Group (ISecG)	3,599	—	—	(3,599)	—
Software and Services Group (SSG)	441	—	(441)	—	—
Programmable Solutions Group (PSG)	—	2,490	—	—	2,490
All other	382	321	15	—	718
Total	$11,332	$6,366	$—	$(3,599)	$14,099

(In Millions)	Dec 27, 2014	Acquisitions	Transfers	Other	Dec 26, 2015
Client Computing Group (CCG)	$3,708	$370	$—	$—	$4,078
Data Center Group (DCG)	2,376	28	—	—	2,404
Internet of Things Group (IOTG)	428	—	—	—	428
Intel Security Group (ISecG)	3,777	—	—	(178)	3,599
Software and Services Group (SSG)	459	10	—	(28)	441
All other	113	269	—	—	382
Total	$10,861	$677	$—	$(206)	$11,332
ISecG goodwill has been reclassified to assets held for sale on the consolidated balance sheet. This reclassification of goodwill is presented within the "Other" column in the preceding table. For further information, see "Note 10: Acquisitions and Divestitures."
During the first quarter of 2016, we completed the acquisition of Altera and formed PSG. The goodwill recognized from this acquisition was allocated among PSG, DCG, and IOTG based on the relative fair value provided by the acquisition, which reflected the estimated synergistic value generated within DCG and IOTG by incorporating Altera's intellectual property into Intel's future process technology and products. For further information, see "Note 10: Acquisitions and Divestitures."
We previously disclosed the goodwill for ISecG and SSG as part of the aggregated software and services operating segments. During the first quarter of 2016, we elected to separately disclose the results of ISecG and determined SSG was no longer an operating segment; accordingly, its goodwill was re-allocated to other operating segments based on the relative fair value. Additionally, we formed NTG, which includes products designed for wearables, cameras, drones, and other market segments. The substantial majority of goodwill under "all other" is attributable to NTG, the remainder of which is unallocated from acquisitions completed in 2016. For further information, see "Note 4: Operating Segments and Geographic Information."
During the fourth quarters of 2016, 2015, and 2014, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years. The accumulated impairment losses as of December 31, 2016 were $719 million: $365 million associated with CCG, $275 million associated with DCG, and $79 million associated with IOTG.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Identified Intangible Assets

	December 31, 2016
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$7,405	$(1,836)	$5,569
Acquisition-related customer relationships	1,449	(260)	1,189
Acquisition-related brands	87	(21)	66
Licensed technology and patents	3,285	(1,423)	1,862
Identified intangible assets subject to amortization	12,226	(3,540)	8,686
In-process research and development	808	—	808
Identified intangible assets not subject to amortization	808	—	808
Total identified intangible assets	$13,034	$(3,540)	$9,494

	December 26, 2015
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,928	$(2,276)	$652
Acquisition-related customer relationships	1,738	(1,219)	519
Acquisition-related brands	59	(55)	4
Licensed technology and patents	3,017	(1,200)	1,817
Identified intangible assets subject to amortization	7,742	(4,750)	2,992
Acquisition-related brands	767	—	767
In-process research and development	102	—	102
Other intangible assets	72	—	72
Identified intangible assets not subject to amortization	941	—	941
Total identified intangible assets	$8,683	$(4,750)	$3,933
Identified intangible assets associated with our divestiture of ISecG were reclassified to assets held for sale on the consolidated balance sheet and were not reflected in the December 31, 2016 table above. For further information, see "Note 10: Acquisitions and Divestitures."
As a result of our acquisition of Altera during the first quarter of 2016, we recorded $7.6 billion of identified intangible assets. For further information about these acquired identified intangible assets, see "Note 10: Acquisitions and Divestitures."
As a result of our acquisitions and purchases of licensed technology and patents, identified intangible assets recorded for each period and their respective estimated weighted average useful lives were as follows:

	December 31, 2016		December 26, 2015
	Gross Assets (In Millions)	Estimated Useful Life (In Years)	Gross Assets (In Millions)	Estimated Useful Life (In Years)
Acquisition-related developed technology	$5,842	9	$238	6
Acquisition-related customer relationships	$1,148	12	$110	11
Acquisition-related brands	$87	6	$—	n/a
Licensed technology and patents	$342	12	$176	7
During 2016, we acquired in-process R&D assets of $713 million that were not subject to amortization. All intangible assets acquired during 2015 were not subject to amortization.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, the estimated useful life of our acquisition-related brands is six years. The estimated useful life ranges for substantially all other identified intangible assets that are subject to amortization were as follows:

(In Years)	Estimated Useful Life Range
Acquisition-related developed technology	4	–	9
Acquisition-related customer relationships	6	–	12
Licensed technology and patents	2	–	17
Amortization expenses recorded in the consolidated statements of income for each period were as follows:

Years Ended (In Millions)	Location	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Acquisition-related developed technology	Cost of sales	$937	$343	$600
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	270	258	284
Acquisition-related brands	Amortization of acquisition-related intangibles	24	7	10
Licensed technology and patents	Cost of sales	293	282	275
Total amortization expenses		$1,524	$890	$1,169
Based on identified intangible assets that are subject to amortization as of December 31, 2016, we expect future amortization expense for the next five years to be as follows:

(In Millions)	2017	2018	2019	2020	2021
Acquisition-related developed technology	$804	$787	$785	$753	$715
Acquisition-related customer relationships	137	122	122	120	120
Acquisition-related brands	14	13	13	13	13
Licensed technology and patents	279	230	218	193	177
Total future amortization expenses	$1,234	$1,152	$1,138	$1,079	$1,025

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Other Long-Term Assets

(In Millions)	Dec 31, 2016	Dec 26, 2015
Equity method investments	$1,328	$1,590
Non-marketable cost method investments	3,098	2,933
Non-current deferred tax assets	907	1,051
Pre-payments for property, plant and equipment	347	623
Loans receivable	236	642
Grants receivable	63	318
Reverse repurchase agreements	250	350
Other	930	658
Total other long-term assets	$7,159	$8,165
During 2016, we received and transferred $326 million of equipment from pre-payments for property, plant and equipment to property, plant and equipment. The majority of the equipment was prepaid in 2013 and 2014. We recognized the pre-payments within operating activities in the consolidated statement of cash flows when we paid for the equipment, and the receipt of the equipment is reflected as a non-cash transaction in the current period.
Note 14: Borrowings
Short-Term Debt

(In Millions)	Dec 31, 2016	Dec 26, 2015
Drafts payable	$25	$41
Current portion of long-term debt	4,618	2,602
Less: debt issuance costs associated with the current portion of long-term debt	(9)	(9)
Total short-term debt	$4,634	$2,634
Our current portion of long-term debt includes our 2009 junior subordinated convertible debentures due 2039, our acquired Altera senior notes due 2017, and our 2012 senior notes due 2017.
We have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion under our commercial paper program. We had no commercial paper outstanding for all periods presented.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt
Our indebtedness is carried at amortized cost net of applicable hedge adjustments.

(In Millions)	Maturity Date	Stated Interest Rate	Dec 31, 2016	Dec 26, 2015
Second quarter 2016 debt issuance of $2.8 billion
Senior notes	May 2021	1.70%	$499	$—
Senior notes	May 2026	2.60%	983	—
Senior notes	May 2046	4.10%	1,243	—
First quarter 2016 acquired Altera debt of $1.5 billion
Senior notes	May 2017	1.75%	501	—
Senior notes	November 2018	2.50%	604	—
Senior notes	November 2023	4.10%	424	—
Fourth quarter 2015 debt issuance of $915 million
Senior notes	December 2045	4.70%	894	908
Fourth quarter 2015 Australian-dollar-denominated debt issuance of A$800 million
Senior notes[1]	December 2019	3.25%	180	181
Senior notes[1]	December 2022	4.00%	394	397
Third quarter 2015 debt issuance of $1.0 billion
Senior notes	August 2045	4.90%	995	1,009
Third quarter 2015 debt issuance of $7.0 billion
Senior notes	July 2020	2.45%	1,749	1,748
Senior notes	July 2022	3.10%	987	996
Senior notes	July 2025	3.70%	2,148	2,247
Senior notes	July 2045	4.90%	1,999	1,998
2012 debt issuance of $6.2 billion
Senior notes	December 2017	1.35%	2,999	2,999
Senior notes	December 2022	2.70%	1,480	1,492
Senior notes	December 2032	4.00%	745	744
Senior notes	December 2042	4.25%	924	924
2011 debt issuance of $5.0 billion
Senior notes	October 2016	1.95%	—	1,499
Senior notes	October 2021	3.30%	1,988	1,997
Senior notes	October 2041	4.80%	1,491	1,490
2009 debt issuance of $2.0 billion
Junior subordinated convertible debentures	August 2039	3.25%	1,118	1,103
2005 debt issuance of $1.6 billion
Junior subordinated convertible debentures	December 2035	2.95%	992	975
Long-term debt			25,337	22,707
Less: current portion of long-term debt			(4,618)	(2,602)
Less: debt issuance costs			(70)	(69)
Total long-term debt			$20,649	$20,036

[1]
To manage foreign currency risk associated with the Australian-dollar-denominated notes issued in 2015, we entered into currency interest rate swaps with an aggregate notional amount of $577 million, which effectively converted these notes to U.S.-dollar-denominated notes. For further discussion on our currency interest rate swaps, see "Note 17: Derivative Financial Instruments."

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes
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
During 2015, we issued a total of $9.5 billion aggregate principal amount of senior unsecured notes to fund a portion of the cash consideration for our acquisition of Altera. For more information on our Altera acquisition, see "Note 10: Acquisitions and Divestitures."
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
The 2009 debentures are convertible, subject to certain conditions. Holders can surrender the 2009 debentures for conversion if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter. We will settle any conversion of the 2009 debentures in cash up to the face value, and any amount in excess of face value will be settled in cash or stock at our option. On or after August 5, 2019, we can redeem, for cash, all or part of the 2009 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period. In addition, if certain events occur in the future, the indenture governing the 2009 debentures provides that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The 2009 debentures are subordinated in right of payment to any existing and future senior debt and to the other liabilities of our subsidiaries. We have concluded that the 2009 debentures are not conventional convertible debt instruments and that the embedded stock conversion options qualify as derivatives. In addition, we have concluded that the embedded conversion options would be classified in stockholders’ equity if they were freestanding derivative instruments and are not accounted for separately as derivative liabilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2016, the closing stock price conversion right condition of the 2009 debentures continued to be met and the debentures will be convertible at the option of the holders during the first quarter of 2017. As a result, the $1.1 billion carrying amount of the 2009 debentures was classified as short-term debt on our consolidated balance sheet as of December 31, 2016 ($1.1 billion as of December 26, 2015). The excess of the amount of cash payable if converted over the carrying amount of the 2009 debentures of $882 million has been classified as temporary equity on our consolidated balance sheet as of December 31, 2016 ($897 million as of December 26, 2015). In future periods, if the closing stock price conversion right condition is no longer met, all outstanding 2009 debentures would be reclassified to long-term debt and the temporary equity would be reclassified to stockholders’ equity on our consolidated balance sheet.
2005 Debentures. The 2005 debentures have a contingent interest component that requires us to pay interest based on certain thresholds or for certain events. If the 10-day average trading price of $1,000 principal amount of the bond immediately preceding any six-month interest period is less than or equal to $800 or greater than or equal to $1,300, we are required to pay contingent 0.25% or 0.40% annual interest, respectively. As of December 31, 2016, we met the upside contingent interest threshold for the six-month interest payment period from December 15, 2016 to June 15, 2017.
The 2005 debentures are convertible into shares of our common stock. Holders can surrender the 2005 debentures for conversion at any time. We can settle any conversion of the 2005 debentures in cash or stock at our option. The 2005 debentures become redeemable if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period. During the fourth quarter of 2016, the closing stock price redemption right condition of the 2005 debentures was met and we have the option to redeem, for cash, all or part of the 2005 debentures for the principal amount, plus any accrued and unpaid interest. We currently do not intend to redeem any of the 2005 debentures. In addition, if certain events occur in the future, the indenture governing the 2005 debentures provides that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The 2005 debentures are subordinated in right of payment to any existing and future senior debt and to the other liabilities of our subsidiaries. We have concluded that the 2005 debentures are not conventional convertible debt instruments and that the embedded stock conversion options qualify as derivatives. In addition, we have concluded that the embedded conversion options would be classified in stockholders’ equity if they were freestanding derivative instruments and not accounted for separately as derivative liabilities.

	2009 Debentures		2005 Debentures
(In Millions, Except Per Share Amounts)	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015
Outstanding principal	$2,000	$2,000	$1,600	$1,600
Equity component (including temporary equity) carrying amount	$613	$613	$466	$466
Unamortized discount[1]	$882	$897	$608	$625
Net debt carrying amount	$1,118	$1,103	$992	$975
Conversion rate (shares of common stock per $1,000 principal amount of debentures)	47.72	46.58	36.20	35.82
Effective conversion price (per share of common stock)	$20.95	$21.47	$27.62	$27.92

[1]	The unamortized discounts for the 2009 and 2005 debentures are amortized over the remaining life of the debt.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturities
Our aggregate debt maturities based on outstanding principal as of December 31, 2016, by year payable, were as follows:

(In Millions)
2017	$3,500
2018	600
2019	180
2020	1,750
2021	2,500
2022 and thereafter	18,492
Total	$27,022
In the preceding table, the 2009 debentures are classified based on their stated maturity date, regardless of their classification on the consolidated balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	December 31, 2016				December 26, 2015
	Fair Value Measured and Recorded at Reporting Date Using			Total	Fair Value Measured and Recorded at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents:
Corporate debt	$—	$498	$—	$498	$—	$1,829	$—	$1,829
Financial institution instruments	1,920	811	—	2,731	8,238	1,277	—	9,515
Government debt	—	332	—	332	—	130	—	130
Reverse repurchase agreements	—	768	—	768	—	2,368	—	2,368
Short-term investments:
Corporate debt	391	941	6	1,338	336	764	20	1,120
Financial institution instruments	119	1,484	—	1,603	145	927	—	1,072
Government debt	71	213	—	284	65	425	—	490
Trading assets:
Asset-backed securities	—	80	7	87	—	275	94	369
Corporate debt	2,237	610	—	2,847	1,744	564	—	2,308
Financial institution instruments	973	671	—	1,644	930	701	—	1,631
Government debt	2,063	1,673	—	3,736	1,107	1,908	—	3,015
Other current assets:
Derivative assets	—	382	—	382	32	412	1	445
Loans receivable	—	326	—	326	—	137	—	137
Marketable equity securities	6,180	—	—	6,180	5,891	69	—	5,960
Other long-term investments:
Corporate debt	1,126	869	6	2,001	407	801	4	1,212
Financial institution instruments	663	1,095	—	1,758	171	381	—	552
Government debt	681	276	—	957	79	48	—	127
Other long-term assets:
Derivative assets	—	31	9	40	—	30	10	40
Loans receivable	—	236	—	236	—	342	—	342
Total assets measured and recorded at fair value	16,424	11,296	28	27,748	19,145	13,388	129	32,662
Liabilities
Other accrued liabilities:
Derivative liabilities	—	371	—	371	2	210	—	212
Other long-term liabilities:
Derivative liabilities	—	179	33	212	—	33	—	33
Total liabilities measured and recorded at fair value	$—	$550	$33	$583	$2	$243	$—	$245
For the year ended December 31, 2016, we transferred approximately $300 million of assets from Level 1 to Level 2 of the fair value hierarchy and approximately $255 million of assets from Level 2 to Level 1 ($628 million of assets from Level 1 to Level 2 and $403 million from Level 2 to Level 1 during 2015). These transfers were based on changes in market activity for the underlying instruments.
Fair Value Option for Loans Receivable
As of December 31, 2016 and December 26, 2015, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments; marketable equity method investments; and non-financial assets, such as intangible assets and property, plant and equipment; are recorded at fair value only if an impairment is recognized.
We classified non-marketable equity investments as Level 3. Impairments recognized on non-marketable equity investments held as of December 31, 2016 were $153 million in 2016 ($160 million in 2015 on non-marketable equity investments held as of December 26, 2015 and $128 million in 2014 on non-marketable equity investments held as of December 27, 2014).
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	December 31, 2016
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Grants receivable	$361	$—	$362	$—	$362
Loans receivable	$265	$—	$265	$—	$265
Non-marketable cost method investments	$3,098	$—	$—	$3,890	$3,890
Reverse repurchase agreements	$250	$—	$250	$—	$250
Short-term debt	$4,609	$3,006	$2,114	$—	$5,120
Long-term debt	$20,649	$12,171	$9,786	$—	$21,957

	December 26, 2015
	Carrying Amount	Fair Value Measured Using			Fair Value
(In Millions)		Level 1	Level 2	Level 3
Grants receivable	$593	$—	$600	$—	$600
Loans receivable	$315	$—	$315	$—	$315
Non-marketable cost method investments	$2,933	$—	$—	$3,904	$3,904
Reverse repurchase agreements	$1,000	$—	$1,000	$—	$1,000
Short-term debt	$2,593	$1,513	$1,563	$—	$3,076
Long-term debt	$20,036	$14,058	$6,835	$—	$20,893
NVIDIA Corporation cross-license agreement liability	$199	$—	$200	$—	$200
The carrying amount and fair value of short-term debt exclude drafts payable. The fair value of our 2009 and 2005 convertible debentures is determined using discounted cash flow models with observable market inputs, and takes into consideration variables such as interest rate changes, comparable instruments, subordination discount, and credit-rating changes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Deferred Tax Asset Valuation Allowance	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 27, 2014	$2,459	$26	$(423)	$(47)	$(1,004)	$(345)	$666
Other comprehensive income (loss) before reclassifications	(999)	—	(298)	(2)	73	(187)	(1,413)
Amounts reclassified out of accumulated other comprehensive income (loss)	(93)	—	522	10	67	—	506
Tax effects	382	(18)	(67)	(1)	(12)	17	301
Other comprehensive income (loss)	(710)	(18)	157	7	128	(170)	(606)
December 26, 2015	1,749	8	(266)	(40)	(876)	(515)	60
Other comprehensive income (loss) before reclassifications	1,170	—	(26)	—	(680)	(4)	460
Amounts reclassified out of accumulated other comprehensive income (loss)	(530)	—	38	—	170	—	(322)
Tax effects	(225)	(8)	(5)	—	146	—	(92)
Other comprehensive income (loss)	415	(8)	7	—	(364)	(4)	46
December 31, 2016	$2,164	$—	$(259)	$(40)	$(1,240)	$(519)	$106

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of income for each period were as follows:

	Income Before Taxes Impact for Years Ended (In Millions)
Comprehensive Income Components	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	Location
Unrealized holding gains (losses) on available-for-sale investments:
	$530	$91	$132	Gains (losses) on equity investments, net
	—	2	10	Interest and other, net
	530	93	142
Unrealized holding gains (losses) on derivatives:
Foreign currency contracts	(65)	(290)	(31)	Cost of sales
	7	(177)	18	Research and development
	5	(46)	2	Marketing, general and administrative
	10	—	—	Gains (losses) on equity investments, net
Other instruments	—	—	(2)	Cost of sales
	1	—	—	Gains (losses) on equity investments, net
	4	(9)	—	Interest and other, net
	(38)	(522)	(13)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	—	(10)	(6)
Actuarial gains (losses)	(170)	(67)	(37)
	(170)	(77)	(43)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$322	$(506)	$86
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see "Note 18: Retirement Benefit Plans." The estimated net prior service costs and net actuarial losses for the defined-benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2017 are $8 million and $79 million, respectively.
We estimate that we will reclassify approximately $198 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Foreign currency contracts	$17,960	$16,721	$21,024
Interest rate contracts	14,228	8,812	4,947
Other	1,340	1,122	1,105
Total	$33,528	$26,655	$27,076
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
During 2016 and 2015, we entered into $4.7 billion and $4.4 billion, respectively, of interest rate swaps to hedge against changes in the fair value attributable to the benchmark interest rates related to $9.1 billion of our outstanding senior notes. These hedges were designated as fair value hedges. During 2015, we entered into $577 million of currency interest rate swaps to hedge against the variability in the U.S.-dollar equivalent of coupon and principal payments associated with our non-U.S.-dollar-denominated indebtedness. These hedges were designated as cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	December 31, 2016		December 26, 2015
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments
Foreign currency contracts[3]	$21	$252	$30	$85
Interest rate contracts	3	187	1	14
Total derivatives designated as hedging instruments	24	439	31	99
Derivatives not designated as hedging instruments
Foreign currency contracts[4]	374	114	408	115
Interest rate contracts	15	30	2	29
Other	9	—	44	2
Total derivatives not designated as hedging instruments	398	144	454	146
Total derivatives	$422	$583	$485	$245

[1]	Derivative assets are recorded as other assets, current and non-current in the consolidated balance sheets.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current in the consolidated balance sheets.

[3]	The substantial majority of these instruments mature within 12 months.

[4]	The majority of these instruments mature within 12 months.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts Offset in the Consolidated Balance Sheets
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$433	$—	$433	$(368)	$(42)	$23
Reverse repurchase agreements	1,018	—	1,018	—	(1,018)	—
Total assets	1,451	—	1,451	(368)	(1,060)	23
Liabilities:
Derivative liabilities subject to master netting arrangements	588	—	588	(368)	(201)	19
Total liabilities	$588	$—	$588	$(368)	$(201)	$19

	December 26, 2015
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$482	$—	$482	$(201)	$(188)	$93
Reverse repurchase agreements	3,368	—	3,368	—	(3,368)	—
Total assets	3,850	—	3,850	(201)	(3,556)	93
Liabilities:
Derivative liabilities subject to master netting arrangements	242	—	242	(201)	(27)	14
Total liabilities	$242	$—	$242	$(201)	$(27)	$14
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $26 million net losses in 2016 ($298 million net losses in 2015 and $589 million net losses in 2014). Substantially all of our cash flow hedges are foreign currency contracts for all periods presented.
Gains or losses on derivative instruments in cash flow hedging relationship related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated statements of income, see "Note 16: Other Comprehensive Income (Loss)."
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Statement of Income on Derivatives
Years Ended (In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Interest rate contracts	$(171)	$(13)	$—
Hedged items	171	13	—
Total	$—	$—	$—
There was no ineffectiveness during all periods presented in the preceding table.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated statements of income for each period were as follows:

Years Ended (In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Foreign currency contracts	Interest and other, net	$388	$296	$600
Interest rate contracts	Interest and other, net	8	(8)	(3)
Other	Various	113	(38)	62
Total		$509	$250	$659

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Retirement Benefit Plans
Retirement Contribution Plans
We provide tax-qualified retirement contribution plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Employees hired prior to January 1, 2011 are eligible for and receive discretionary employer contributions in the U.S. Intel Retirement Contribution Plan. Employees hired on or after January 1, 2011 receive discretionary employer contributions in the Intel 401(k) Savings Plan, which are participant-directed. Our CEO determines the annual discretionary employer contribution amounts for the U.S. Intel Retirement Contribution Plan and the Intel 401(k) Savings Plan under delegation of authority from our Board of Directors, pursuant to the terms of the plans. Effective January 1, 2015, the U.S. Intel Retirement Contribution plan assets and future discretionary employer contributions are participant-directed.
For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employees to defer a portion of compensation in addition to their Intel 401(k) Savings Plan deferrals. This plan is unfunded.
We expensed $326 million for the qualified and non-qualified U.S. retirement contribution plans in 2016 ($337 million in 2015 and $286 million in 2014). In the first quarter of 2017, we funded $314 million for the 2016 contributions to the qualified U.S. retirement contribution plans.
Pension and Postretirement Benefit Plans
U.S. Pension Benefits. For employees hired prior to January 1, 2011, we provide a tax-qualified defined-benefit pension plan, the U.S. Intel Minimum Pension Plan, for eligible employees, former employees, and retirees in the U.S. Beginning on January 1, 2015, future benefit accruals in the U.S. Intel Minimum Pension Plan were frozen to all employees at or above a specific grade level, and generally covering all highly compensated employees in the plan. Beginning in 2016, the impacted employees received discretionary employer contributions in the Intel 401(k) Savings Plan, instead of the U.S. Intel Retirement Contribution Plan. This change was contingent on receiving a favorable private letter ruling from the U.S. Internal Revenue Service (IRS), which we received in October 2014. As a result, our projected benefit obligation was reduced by $1.1 billion in 2014, most of which was also included as a change in actuarial valuation on the consolidated statements of comprehensive income.
The U.S. Intel Minimum Pension Plan benefit is determined by a participant’s years of service and final average compensation, as defined by the plan document. The plan generates a minimum pension benefit if the participant's U.S. Intel Minimum Pension Plan benefit exceeds the annuitized value of the employee's U.S. Intel Retirement Contribution Plan benefit. If participant balances in the U.S. Intel Retirement Contribution Plan do not grow sufficiently, the projected benefit obligation of the U.S. Intel Minimum Pension Plan could increase significantly. Consistent with applicable law, assets of the U.S. Intel Minimum Pension Plan are held in trust, solely for the benefit of plan participants, and are not available for general corporate purposes.
Non-U.S. Pension Benefits. We also provide defined-benefit pension plans in certain other countries, most significantly Ireland, Germany, and Israel. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.
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
Funding Policy. Our practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements of applicable local laws and regulations. Additional funding may be provided as deemed appropriate. Funding for the U.S. postretirement medical benefits plan is discretionary under applicable laws and regulations; additional funding may be provided as deemed appropriate. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit Obligation and Plan Assets
The vested benefit obligation for a defined benefit pension plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of separation or retirement. The changes in the projected benefit obligations and fair value of plan assets at the end of each period for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015
Beginning projected benefit obligation	$990	$892	$2,140	$2,423	$560	$546
Service cost	17	18	113	128	26	30
Interest cost	43	33	63	63	23	21
Actuarial (gain) loss	482	126	93	(250)	(26)	(21)
Currency exchange rate changes	—	—	(80)	(190)	—	—
Plan settlements	(162)	(70)	(40)	—	—	—
Other	9	(9)	(28)	(34)	5	(16)
Ending projected benefit obligation	$1,379	$990	$2,261	$2,140	$588	$560

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015
Beginning fair value of plan assets	$627	$623	$1,011	$1,017	$410	$427
Actual return on plan assets	41	(4)	40	42	29	6
Employer contributions	289	90	127	72	—	1
Currency exchange rate changes	—	—	(26)	(66)	—	—
Plan settlements	(162)	(70)	(40)	—	—	—
Benefits paid to plan participants	(11)	—	(73)	(84)	(26)	(17)
Other	(2)	(12)	(125)	30	(4)	(7)
Ending fair value of plan assets	$782	$627	$914	$1,011	$409	$410
The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015
Other long-term assets	$—	$—	$—	$15	$—	$—
Accrued compensation and benefits	—	—	(4)	—	—	—
Other long-term liabilities	(597)	(363)	(1,343)	(1,144)	(179)	(150)
Accumulated other comprehensive loss (income), before tax	548	158	1,055	908	12	39
Net amount recognized	$(49)	$(205)	$(292)	$(221)	$(167)	$(111)
The amounts recorded in accumulated other comprehensive income (loss) before taxes at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015
Net prior service credit (cost)	$—	$—	$(17)	$(12)	$(38)	$(43)
Net actuarial gain (loss)	(548)	(158)	(1,038)	(896)	26	4
Accumulated other comprehensive income (loss), before tax	$(548)	$(158)	$(1,055)	$(908)	$(12)	$(39)

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis. The period of amortization is the average remaining service of active participants who are expected to receive benefits under the plans.
As of December 31, 2016, the accumulated benefit obligation was $1.3 billion for the U.S. Intel Minimum Pension Plan ($899 million as of December 26, 2015) and $1.7 billion for the non-U.S. defined-benefit pension plans ($1.6 billion as of December 26, 2015). Included in the aggregate data in the following tables are the amounts applicable to our pension plans with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In Millions)	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$1,282	$899	$1,694	$1,239
Plan assets	$782	$627	$914	$645
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$1,379	$990	$2,261	$2,079
Plan assets	$782	$627	$914	$934
On a worldwide basis, our pension and postretirement benefit plans were 50% funded as of December 31, 2016. The U.S. Intel Minimum Pension Plan, which accounts for 33% of the worldwide pension and postretirement benefit obligations, was 57% funded. Funded status is not indicative of our ability to pay ongoing pension benefits or of our obligation to fund retirement trusts. Required pension funding for U.S. retirement plans is determined in accordance with the Employee Retirement Income Security Act (ERISA), which sets required minimum contributions. Cumulative company funding to the U.S. Intel Minimum Pension Plan currently exceeds the minimum ERISA funding requirements.
Assumptions
Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015	Dec 31, 2016	Dec 26, 2015
Discount rate	4.3%	4.0%	2.5%	3.1%	4.2%	4.1%
Rate of compensation increase	3.6%	3.7%	3.6%	3.8%	n/a	n/a
Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			U.S. Postretirement Medical Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	3.7%	3.8%	4.6%	3.1%	2.8%	4.0%	3.8%	3.9%	4.6%
Expected long-term rate of return on plan assets	5.6%	6.1%	5.4%	5.5%	5.7%	5.7%	7.0%	7.4%	7.4%
Rate of compensation increase	3.7%	3.8%	3.8%	3.8%	4.0%	4.1%	n/a	n/a	n/a
For the U.S. plans, we developed the discount rate by calculating the benefit payment streams by year to determine when benefit payments will be due. We then matched the benefit payment streams by year to the AA corporate bond rates to match the timing and amount of the expected benefit payments, and discounted back to the measurement date to determine the appropriate discount rate. For the non-U.S. plans, we used two approaches to develop the discount rate. In certain countries, we used a model consisting of a theoretical bond portfolio for which the timing and amount of cash flows approximated the estimated benefit payments of our pension plans. In other countries, we analyzed current market long-term bond rates and matched the bond maturity with the average duration of the pension liabilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We establish the long-term expected rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class.
Net Periodic Benefit Cost
In 2016, the net periodic benefit cost for U.S. pension benefits, non-U.S. pension benefits, and U.S. postretirement medical benefits was $134 million ($26 million in 2015 and $36 million in 2014), $225 million ($198 million in 2015 and $165 million in 2014) and $56 million ($26 million in 2015 and $17 million in 2014), respectively.
The increase in the U.S. net periodic pension benefit cost in 2016 compared to 2015 is primarily attributed to plan settlement and remeasurement in conjunction with our 2016 Restructuring Program. For more information on the 2016 Restructuring Program, see "Note 7: Restructuring and Other Charges."
U.S. Pension Plan Assets
In general, the investment strategy for U.S. Intel Minimum Pension Plan assets is to maximize risk-adjusted returns, taking into consideration the investment horizon and expected volatility to help ensure that sufficient assets are available to pay pension benefits as they come due. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which were 45% for equity investments and 55% for fixed-income investments in 2016. For 2017, the expected long-term rate of return for the U.S. Intel Minimum Pension Plan assets is 4.9%.
U.S. Intel Minimum Pension Plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period:

	December 31, 2016				Dec 26, 2015
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Total
Equity securities	$80	$1	$—	$81	$56
Fixed income	20	187	51	258	200
Other investments	—	—	—	—	4
Assets measured by fair value hierarchy	$100	$188	$51	$339	$260
Assets measured at net asset value				436	367
Cash				7	—
Total U.S. pension plan assets at fair value				$782	$627
Substantially all of the fixed income investments in the preceding table are asset-backed securities, corporate debt, and government debt. Government debt includes instruments such as non-U.S. government securities, U.S. agency securities, and U.S. treasury securities.
The assets measured at net asset value are invested in common collective trust funds, limited partnerships, and limited liability companies.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Plan Assets
The investments of the non-U.S. plans are managed by insurance companies, pension funds, or third-party trustees, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have discretion to set investment guidelines, the assets are invested in developed country equity investments and fixed-income investments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities to reduce market risk and to help ensure that the pension assets are available to pay benefits as they come due. The target allocation of the non-U.S. plan assets that we have control over is 55% equity investments and 45% fixed-income investments. For 2017, the average expected long-term rate of return for the non-U.S. plan assets is 4.3%.
Non-U.S. plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period:

	December 31, 2016				Dec 26, 2015
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Total
Equity securities	$231	$—	$16	$247	$238
Fixed income	—	30	16	46	99
Assets measured by fair value hierarchy	$231	$30	$32	$293	$337
Assets measured at net asset value				608	652
Cash				13	22
Total non-U.S. plan assets at fair value				$914	$1,011
Most of the equity investments in the preceding table are invested in a diversified mix of equities of developed countries, including the U.S., and emerging markets throughout the world.
We have control over the majority of the assets measured at net asset value, which are invested in hedge funds, bond index, and equity index funds.
U.S. Postretirement Medical Plan Assets
In general, the investment strategy for U.S. postretirement medical benefits plan assets is to invest primarily in liquid assets, due to the level of expected future benefit payments. The assets are invested solely in a tax-aware global equity portfolio, which is actively managed by an external investment manager. The tax-aware global equity portfolio is composed of a diversified mix of equities in developed countries. For 2017, the expected long-term rate of return for the U.S. postretirement medical benefits plan assets is 6.5%. As of December 31, 2016, substantially all of the U.S. postretirement medical benefits plan assets were invested in exchange-traded equity securities and were measured at fair value using Level 1 inputs.
Concentrations of Risk
We manage a variety of risks, including credit, liquidity, and market risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the aforementioned risks that unnecessarily increases the exposure to a loss of plan assets. We monitor exposure to such risks in both the U.S. and non-U.S. plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of counterparties, instruments, and markets. As of December 31, 2016, we did not have concentrations of risk in any single entity, manager, counterparty, sector, industry, or country.
Funding Expectations
Under applicable law for the U.S. Intel Minimum Pension Plan, we are not required to make any contributions during 2017. Our expected required funding for the non-U.S. plans during 2017 is approximately $36 million.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments
Estimated benefit payments over the next 10 fiscal years are as follows:

(In Millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	U.S. Postretirement Medical Benefits
2017	$80	$23	$29
2018	$88	$25	$31
2019	$85	$25	$33
2020	$85	$28	$35
2021	$89	$30	$38
2022-2026	$415	$213	$238
Note 19: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 753 million shares of common stock are authorized for issuance as equity awards to employees and non-employee directors through June 2018. As of December 31, 2016, 216.5 million shares of common stock remained available for issuance under the 2006 Plan.
In connection with our completed acquisition of Altera in the first quarter of 2016, we assumed two equity incentive plans with outstanding unvested stock options and RSUs. The assumed stock options and RSUs generally retained the terms and conditions under which they were originally granted. We will not grant additional shares under these assumed plans.
We grant RSUs with both a market condition and a service condition (market-based RSUs), referred to in our Proxy Statement as outperformance stock units (OSUs), to a group of senior officers, employees, and non-employee directors. For OSUs granted in 2016, the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target amount, based on total stockholder return (TSR) on our common stock measured against the benchmark TSR of a peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of December 31, 2016, 6.7 million OSUs were outstanding. These OSUs accrue dividend equivalents and generally vest three years and one month from the grant date. RSU and option awards generally vest over four years from the grant date. Stock options generally expire seven years from the date of grant.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 373 million shares of common stock are authorized for issuance through August 2021. As of December 31, 2016, 164.8 million shares of common stock remained available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
Share-based compensation recognized in 2016 was $1.4 billion ($1.3 billion in 2015 and $1.1 billion in 2014).
The total share-based compensation cost capitalized as part of inventory as of December 31, 2016 was $44 million ($49 million as of December 26, 2015 and $39 million as of December 27, 2014). During 2016, the tax benefit that we realized for the tax deduction from share-based awards totaled $616 million ($533 million in 2015 and $555 million in 2014).
We estimate the fair value of RSUs with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our shares of common stock prior to vesting. We estimate the fair value of OSUs using a Monte Carlo simulation model on the date of grant.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire shares of common stock granted under the 2006 Stock Purchase Plan on the date of the grant. We based the weighted average estimated value of RSU and OSU grants and rights granted under the 2006 Stock Purchase Plan on the weighted average assumptions for each period as follows:

	RSUs and OSUs			Stock Purchase Plan
	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014	Dec 31, 2016	Dec 26, 2015	Dec 27, 2014
Estimated values	$29.76	$31.63	$25.40	$6.70	$6.56	$5.87
Risk-free interest rate	0.9%	0.6%	0.5%	0.5%	0.1%	0.1%
Dividend yield	3.3%	2.9%	3.3%	3.2%	3.1%	3.2%
Volatility	23%	27%	23%	22%	25%	22%
Expected life (in years)	n/a	n/a	n/a	0.5	0.5	0.5
We base the expected volatility for rights granted under the 2006 Stock Purchase Plan on implied volatility. We base expected volatility for OSUs on historical volatility.
Restricted Stock Unit Awards
RSU activity in 2016 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 26, 2015	107.4	$26.93
Granted	53.1	$29.76
Assumed in acquisition	7.3	$33.79
Vested	(50.0)	$26.29
Forfeited	(11.0)	$28.10
December 31, 2016	106.8	$28.99
Expected to vest as of December 31, 2016	99.9	$28.99
The aggregate fair value of awards that vested in 2016 was $1.6 billion ($1.5 billion in 2015 and $1.1 billion in 2014), which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in 2016 was $1.3 billion ($1.1 billion in 2015 and $949 million in 2014). The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
As of December 31, 2016, unrecognized compensation costs related to RSUs granted under our equity incentive plans were $1.9 billion. We expect to recognize those costs over a weighted average period of 1.2 years.
Stock Option Awards
As of December 31, 2016, options outstanding that have vested and are expected to vest were as follows:

	Number of Options (In Millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)
Vested	16.6	$23.81	2.1	$207
Expected to vest	2.9	$23.33	3.3	$38
Total	19.5	$23.74	2.3	$245
Aggregate intrinsic value represents the difference between the exercise price and $36.27, the closing price of our common stock on December 30, 2016, as reported on the NASDAQ Global Select Market, for all in-the-money options outstanding. Options outstanding that are expected to vest are net of estimated future option forfeitures.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value of stock option exercises in 2016 was $453 million ($284 million in 2015 and $611 million in 2014), which represents the difference between the exercise price and the value of our common stock at the time of exercise. During 2016, 34.1 million options were exercised with a weighted average exercise price of $20.43. Stock option grants were insignificant in all years during the three-year period ended December 31, 2016. As of December 31, 2016, 19.6 million options were outstanding with a weighted average exercise price of $23.73 (54.2 million outstanding with a weighted average exercise price of $21.65 as of December 26, 2015). The weighted average remaining contractual life of outstanding options is 2.2 years. These options will expire if they are not exercised by specific dates through May 2023.
Stock Purchase Plan
Employees purchased 16.5 million shares of common stock in 2016 for $415 million under the 2006 Stock Purchase Plan (15.8 million shares of common stock for $421 million in 2015 and 19.4 million shares of common stock for $393 million in 2014). As of December 31, 2016, unrecognized share-based compensation costs related to rights to acquire shares of common stock under our 2006 Stock Purchase Plan totaled $13 million. We expect to recognize those costs over a period of approximately two months.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Commitments and Contingencies
Commitments
Leases
Portions of our capital equipment and certain facilities are under operating leases that expire at various dates through 2058. Additionally, portions of our real property are under leases that expire at various dates through 2017. Rental expense was $282 million in 2016 ($253 million in 2015 and $257 million in 2014).
Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 31, 2016:

(In Millions)
2017	$229
2018	184
2019	158
2020	133
2021	100
2022 and thereafter	422
Total	$1,226
Other Commitments
Commitments for construction or purchase of property, plant and equipment totaled $7.5 billion as of December 31, 2016 ($5.7 billion as of December 26, 2015), a substantial majority of which will be due within the next 12 months. Other purchase obligations and commitments totaled approximately $3.0 billion as of December 31, 2016 (approximately $4.0 billion as of December 26, 2015). Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. In addition, we have various contractual commitments with Micron and IMFT. For further information on these contractual commitments, see "Note 9: Investments."
During 2012, we entered into a series of agreements with ASML Holding N.V. (ASML) intended to accelerate the development of extreme ultraviolet lithography projects and deep ultraviolet immersion lithography projects, including generic developments applicable to both 300mm and 450mm. Certain of these agreements were amended in 2014. Under the amended agreements, Intel agreed to provide R&D funding totaling €829 million over five years and committed to advance purchase orders for a specified number of tools from ASML. Our remaining obligation, contingent upon ASML achieving certain milestones, is approximately €193 million, or $202 million, as of December 31, 2016. As our obligation is contingent upon ASML achieving certain milestones, we have excluded this obligation from other purchase obligations and commitments.
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016. In October 2016, Advocate General Wahl, an advisor to the Court of Justice, issued a non-binding advisory opinion which favored Intel on a number of grounds, with the 25-judge grand chamber’s decision expected in the first half of 2017.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholder Derivative Litigation regarding In re High Tech Employee Antitrust Litigation
In March 2014, the Police Retirement System of St. Louis (PRSSL) filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, certain current and former members of our Board of Directors, and a current officer. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, purported antitrust violations which were alleged in a now-settled antitrust class action lawsuit captioned In re High Tech Employee Antitrust Litigation claiming that Intel, Adobe Systems Incorporated, Apple Inc., Google Inc., Intuit Inc., Lucasfilm Ltd., and Pixar conspired to suppress their employees’ compensation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In August 2015, the court granted our motion to dismiss the consolidated complaint. The plaintiffs thereafter filed a motion for reconsideration and a motion for new trial, both of which the court denied in October 2015. In November 2015, plaintiffs PRSSL and Templeton appealed the court's decision.
In June 2015, the International Brotherhood of Electrical Workers (IBEW) filed a shareholder derivative action in the Chancery Court in Delaware against Intel, certain current and former members of our Board of Directors, and a current officer. The lawsuit makes allegations that are substantially similar to those in the California shareholder derivative litigation described above, but contain additional allegations regarding breach of the duty of disclosure surrounding the In re High Tech Employee Antitrust Litigation and that Intel's 2013 and 2014 proxy statements were false and misleading in that they misrepresented the effectiveness of the Board’s oversight of compliance issues at Intel and the Board’s compliance with Intel’s Code of Conduct and Board of Director Guidelines on Significant Corporate Governance Issues. In October 2015, the court stayed the IBEW lawsuit for six months pending further developments in the California case. In March 2016, Intel and IBEW entered into a stipulated dismissal pursuant to which IBEW dismissed its complaint but may re-file upon the withdrawal or final resolution of the appeal in the PRSSL California shareholder derivative litigation.
In April 2016, John Esposito filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, current members of our Board, and certain former officers and employees. Esposito made a demand on our Board in 2013 to investigate whether our officers or directors should be sued for their participation in the events described in In re High Tech Employee Antitrust Litigation. In November 2015, our Board decided not to take further action on Esposito’s demand based on the recommendation of the Audit Committee of the Board after its investigation of relevant facts and circumstances. Esposito seeks to set aside such decision, and alleges that the Board was not disinterested in making that decision and that the investigation was inadequate. In August 2016, Intel filed a motion to dismiss Esposito’s complaint. In November 2016, the court granted Intel’s motion to dismiss the case, without leave to amend. Esposito may appeal this decision.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative, and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012, and entered final judgment in the case in February 2013. In April 2013, plaintiffs appealed the final judgment. Intel, McAfee, and McAfee’s board of directors filed an opposition to plaintiff’s appeal in December 2014. Because the resolution of the appeal may materially impact the scope and nature of the proceeding, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2016 for Quarter Ended (In Millions, Except Per Share Amounts)	December 31	October 1	July 2	April 2
Net revenue	$16,374	$15,778	$13,533	$13,702
Gross margin	$10,105	$9,983	$7,973	$8,130
Net income	$3,562	$3,378	$1,330	$2,046
Basic earnings per share of common stock	$0.75	$0.71	$0.28	$0.43
Diluted earnings per share of common stock	$0.73	$0.69	$0.27	$0.42
Dividends per share of common stock:
Declared	$—	$0.52	$—	$0.52
Paid	$0.26	$0.26	$0.26	$0.26
Market price range common stock[1]:
High	$38.10	$37.75	$32.99	$35.44
Low	$33.61	$32.68	$29.63	$28.22

2015 for Quarter Ended (In Millions, Except Per Share Amounts)	December 26	September 26	June 27	March 28
Net revenue	$14,914	$14,465	$13,195	$12,781
Gross margin	$9,590	$9,111	$8,248	$7,730
Net income	$3,613	$3,109	$2,706	$1,992
Basic earnings per share of common stock	$0.77	$0.65	$0.57	$0.42
Diluted earnings per share of common stock	$0.74	$0.64	$0.55	$0.41
Dividends per share of common stock:
Declared	$—	$0.48	$—	$0.48
Paid	$0.24	$0.24	$0.24	$0.24
Market price range common stock[1]:
High	$35.30	$30.56	$34.46	$37.18
Low	$28.76	$25.87	$30.81	$29.89

[1]	Intel’s common stock (symbol INTC) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
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
The information in our 2017 Proxy Statement regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2017 Proxy Statement is incorporated by reference in this section.
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
The information appearing in our 2017 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," and "Executive Compensation" is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our 2017 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this section.
Information regarding shares of common stock authorized for issuance under equity compensation plans approved and not approved by stockholders appearing in our 2017 Proxy Statement under the heading "Proposal 4: Approval of Amendment and Extension of the 2006 Equity Incentive Plan" is incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in our 2017 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our 2017 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm" is incorporated by reference in this section.

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
Intel, the Intel logo, Intel Atom, Celeron, Intel Core, Intel vPro, Intel Inside, the Intel Inside logo, Itanium, Intel Joule, Intel Optane, Pentium, Intel Quark, Stratix, Thunderbolt, Intel Xeon, Intel Xeon Phi, and 3D XPoint, are trademarks of Intel Corporation in the U.S. and/or other countries.
McAfee is a trademark of McAfee, Inc. in the U.S. and/or other countries.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended (In Millions)	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
December 31, 2016	$701	$261	$(9)	$953
December 26, 2015	$595	$190	$(84)	$701
December 27, 2014	$456	$128	$11	$595

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Intel Corporation, 615 Corporation and Altera Corporation, dated as of May 31, 2015	8-K	000-06217	2.1	6/1/2015
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 21, 2016	8-K	000-06217	3.2	1/26/2016
4.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the "Convertible Note Indenture")	10-K	000-06217	4.2	2/27/2006
4.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the "Open-Ended Indenture")	S-3ASR	333-132865	4.4	3/30/2006
4.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/2008
4.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/2/2009
4.2.6	Second Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.95% Senior Notes due 2016, 3.30% Senior Notes due 2021, and 4.80% Senior Notes due 2041, dated as of September 19, 2011	8-K	000-06217	4.01	9/19/2011
4.2.7	Third Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.35% Senior Notes due 2017, 2.70% Senior Notes due 2022, 4.00% Senior Notes due 2032, and 4.25% Senior Notes due 2042, dated as of December 11, 2012	8-K	000-06217	4.01	12/11/2012
4.2.8	Fourth Supplemental Indenture to Open-Ended Indenture for the Registrant’s 4.25% Senior Notes due 2042, dated as of December 14, 2012	8-K	000-06217	4.01	12/14/2012
4.2.9	Fifth Supplemental Indenture to Open-Ended Indenture, dated as of July 29, 2015, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	7/29/2015

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
4.2.10	Sixth Supplemental Indenture to Open-Ended Indenture, dated as of August 11, 2015, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services Limited, UK Branch, as paying agent	8-K	000-06217	4.2	8/11/2015
4.2.11	Seventh Supplemental Indenture to Open-Ended Indenture, dated as of December 14, 2015, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services Limited, UK Branch, as paying agent	8-K	000-06217	4.1	12/14/2015
4.2.12	Eighth Supplemental Indenture to Open-Ended Indenture, dated as of May 19, 2016, among Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	5/19/2016
4.2.13	Guarantee dated December 28, 2015 by Intel Corporation in favor of U.S. Bank, National Association, as Trustee for the holders of Altera’s 1.750% Senior Notes due 2017, 2.500% Senior Notes due 2018 and 4.100% Senior Notes due 2023.	8-K	000-06217	99.2	12/28/2015

Certain instruments defining the rights of holders of long-term debt of Intel Corporation are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Intel Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/2006
10.1.1**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/2006
10.1.2**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (standard option program)	8-K	000-06217	10.14	7/6/2006
10.1.3**	Intel Corporation Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for options granted after May 17, 2006 and before January 19, 2008 under the standard program)	8-K	000-06217	10.15	7/6/2006
10.1.4**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions relating to Nonqualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (for options granted under the ELTSOP option program)	8-K	000-06217	10.19	7/6/2006

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1.5**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/2006
10.1.6**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2007	8-K	000-06217	10.1	5/16/2007
10.1.7**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the 2006 Equity Incentive Plan	10-Q	000-06217	10.3	4/30/2009
10.1.8**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 20, 2009	8-K	000-06217	10.1	5/22/2009
10.1.9**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Director RSU program)	10-Q	000-06217	10.1	4/27/2015
10.1.10**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Director OSU program)	10-Q	000-06217	10.2	4/27/2015
10.1.11**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Executive RSU program)	10-Q	000-06217	10.3	4/27/2015
10.1.12**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Executive OSU program)	10-Q	000-06217	10.4	4/27/2015
10.1.13**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	8/3/2009
10.1.14**	Form of Notice of Grant - Restricted Stock Units	10-Q	000-06217	10.3	8/3/2009
10.1.15**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard Management Committee Member-Restricted Stock Unit program)	8-K	000-06217	99.1	1/26/2011
10.1.16**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on and after January 20, 2011 and before January 24, 2012 under the standard OSU program)	8-K	000-06217	99.2	1/26/2011

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1.17**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 and before January 24, 2012 under the 2006 Equity Incentive Plan (standard OSU program)	8-K	000-06217	99.3	1/26/2011
10.1.18**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the 2006 Equity Incentive Plan (standard Management Committee Member -Restricted Stock Unit program)	8-K	000-06217	99.4	1/26/2011
10.1.19**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.1	6/24/2011
10.1.20**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting)	10-K	000-06217	10.56	2/23/2012
10.1.21**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-K	000-06217	10.57	2/23/2012
10.1.22**	Amendment to All Grant Agreements of Restricted Stock Units and Stock Options granted under the 2006 Equity Incentive Plan (elimination of leave of absence provisions and the addition of the ability to change the grant agreement as laws change)	10-Q	000-06217	10.6	5/2/2008
10.1.23**	Amendment to the Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting) and the Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-Q	000-06217	10.1	4/29/2013
10.1.24**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2013	10-Q	000-06217	10.1	7/29/2013
10.1.25**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 23, 2014 under the 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06271	10.1	10/29/2014

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1.26**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after July 1, 2014 under the OSU program)	10-Q	000-06217	10.2	10/29/2014
10.1.27**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted to executives with annual vesting over 3 years)					X
10.1.28**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 21, 2015	10-Q	000-06217	10.2	7/27/2015
10.2**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/2007
10.2.1**	Amendment to the Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2012	10-K	000-06217	10.31	2/23/2012
10.2.2**	Intel Corporation 2014 Annual Performance Bonus Plan (amended and restated, effective January 1, 2014)	10-K	000-06217	10.9.2	2/14/2014
10.3**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/1999
10.4**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10.5**	Form of Indemnification Agreement with Directors and Executive Officers (for Directors and Executive Officers who joined Intel after July 1, 2016)	10-Q	000-06217	10.2**	10/31/2016
10.6**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective January 1, 2009	S-8	333-172024	99.1	2/2/2011
10.7**	Intel Corporation 2006 Stock Purchase Plan, approved May 17, 2006 and effective July 31, 2006	S-8	333-135178	99.1	6/21/2006
10.7.1**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/2009
10.7.2**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.2	6/24/2011
10.7.3**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective July 19, 2011	10-Q	000-06217	10.3	8/8/2011
10.7.4**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 21, 2015	10-Q	000-06217	10.3	7/27/2015
10.7.5**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective January 1, 2017					X
10.8**	Intel Corporation Special Deferred Compensation Plan	S-8	333-45395	4.1	2/2/1998

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.9**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10.10	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.11	Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011, Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.	8-K	000-06217	10.1	1/10/2011
10.12	Transition Agreement between Intel Corporation and Reneé J. James dated July 01, 2015	10-Q	000-06217	10.4	7/27/2015
10.13**	Offer Letter by and between Intel Corporation and Dr. Venkata S.M. "Murthy" Renduchintala dated November 17, 2015	10-K	000-06217	10.14**	2/12/2016
10.14**	Offer Letter by and between Intel Corporation and Robert H. Swan dated September 15, 2016	10-Q	000-06217	10.1**
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
21.1	Intel Corporation Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Intel Corporation, 615 Corporation and Altera Corporation, dated as of May 31, 2015	8-K	000-06217	2.1	6/1/2015
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 21, 2016	8-K	000-06217	3.2	1/26/2016
4.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the "Convertible Note Indenture")	10-K	000-06217	4.2	2/27/2006
4.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the "Open-Ended Indenture")	S-3ASR	333-132865	4.4	3/30/2006
4.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/2008
4.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/2/2009
4.2.6	Second Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.95% Senior Notes due 2016, 3.30% Senior Notes due 2021, and 4.80% Senior Notes due 2041, dated as of September 19, 2011	8-K	000-06217	4.01	9/19/2011
4.2.7	Third Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.35% Senior Notes due 2017, 2.70% Senior Notes due 2022, 4.00% Senior Notes due 2032, and 4.25% Senior Notes due 2042, dated as of December 11, 2012	8-K	000-06217	4.01	12/11/2012
4.2.8	Fourth Supplemental Indenture to Open-Ended Indenture for the Registrant’s 4.25% Senior Notes due 2042, dated as of December 14, 2012	8-K	000-06217	4.01	12/14/2012
4.2.9	Fifth Supplemental Indenture to Open-Ended Indenture, dated as of July 29, 2015, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	7/29/2015

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
4.2.10	Sixth Supplemental Indenture to Open-Ended Indenture, dated as of August 11, 2015, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services Limited, UK Branch, as paying agent	8-K	000-06217	4.2	8/11/2015
4.2.11	Seventh Supplemental Indenture to Open-Ended Indenture, dated as of December 14, 2015, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services Limited, UK Branch, as paying agent	8-K	000-06217	4.1	12/14/2015
4.2.12	Eighth Supplemental Indenture to Open-Ended Indenture, dated as of May 19, 2016, among Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	5/19/2016
4.2.13	Guarantee dated December 28, 2015 by Intel Corporation in favor of U.S. Bank, National Association, as Trustee for the holders of Altera’s 1.750% Senior Notes due 2017, 2.500% Senior Notes due 2018 and 4.100% Senior Notes due 2023.	8-K	000-06217	99.2	12/28/2015

Certain instruments defining the rights of holders of long-term debt of Intel Corporation are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Intel Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/2006
10.1.1**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/2006
10.1.2**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions relating to Non-Qualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (standard option program)	8-K	000-06217	10.14	7/6/2006
10.1.3**	Intel Corporation Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for options granted after May 17, 2006 and before January 19, 2008 under the standard program)	8-K	000-06217	10.15	7/6/2006
10.1.4**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions relating to Nonqualified Stock Options granted on and after May 17, 2006 and before January 19, 2008 under the 2006 Equity Incentive Plan (for options granted under the ELTSOP option program)	8-K	000-06217	10.19	7/6/2006

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1.5**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/2006
10.1.6**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2007	8-K	000-06217	10.1	5/16/2007
10.1.7**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the 2006 Equity Incentive Plan	10-Q	000-06217	10.3	4/30/2009
10.1.8**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 20, 2009	8-K	000-06217	10.1	5/22/2009
10.1.9**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Director RSU program)	10-Q	000-06217	10.1	4/27/2015
10.1.10**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Director OSU program)	10-Q	000-06217	10.2	4/27/2015
10.1.11**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Executive RSU program)	10-Q	000-06217	10.3	4/27/2015
10.1.12**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 23, 2015 under the Executive OSU program)	10-Q	000-06217	10.4	4/27/2015
10.1.13**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	8/3/2009
10.1.14**	Form of Notice of Grant - Restricted Stock Units	10-Q	000-06217	10.3	8/3/2009
10.1.15**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard Management Committee Member-Restricted Stock Unit program)	8-K	000-06217	99.1	1/26/2011
10.1.16**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on and after January 20, 2011 and before January 24, 2012 under the standard OSU program)	8-K	000-06217	99.2	1/26/2011

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1.17**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 and before January 24, 2012 under the 2006 Equity Incentive Plan (standard OSU program)	8-K	000-06217	99.3	1/26/2011
10.1.18**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the 2006 Equity Incentive Plan (standard Management Committee Member -Restricted Stock Unit program)	8-K	000-06217	99.4	1/26/2011
10.1.19**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.1	6/24/2011
10.1.20**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting)	10-K	000-06217	10.56	2/23/2012
10.1.21**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-K	000-06217	10.57	2/23/2012
10.1.22**	Amendment to All Grant Agreements of Restricted Stock Units and Stock Options granted under the 2006 Equity Incentive Plan (elimination of leave of absence provisions and the addition of the ability to change the grant agreement as laws change)	10-Q	000-06217	10.6	5/2/2008
10.1.23**	Amendment to the Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting) and the Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the 2006 Equity Incentive Plan (with Year 2 to 5 Vesting)	10-Q	000-06217	10.1	4/29/2013
10.1.24**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 16, 2013	10-Q	000-06217	10.1	7/29/2013
10.1.25**	Intel Corporation 2006 Equity Incentive Plan Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 23, 2014 under the 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06271	10.1	10/29/2014

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1.26**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after July 1, 2014 under the OSU program)	10-Q	000-06217	10.2	10/29/2014
10.1.27**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted to executives with annual vesting over 3 years)					X
10.1.28**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 21, 2015	10-Q	000-06217	10.2	7/27/2015
10.2**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/2007
10.2.1**	Amendment to the Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2012	10-K	000-06217	10.31	2/23/2012
10.2.2**	Intel Corporation 2014 Annual Performance Bonus Plan (amended and restated, effective January 1, 2014)	10-K	000-06217	10.9.2	2/14/2014
10.3**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/1999
10.4**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10.5**	Form of Indemnification Agreement with Directors and Executive Officers (for Directors and Executive Officers who joined Intel after July 1, 2016)	10-Q	000-06217	10.2**	10/31/2016
10.6**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective January 1, 2009	S-8	333-172024	99.1	2/2/2011
10.7**	Intel Corporation 2006 Stock Purchase Plan, approved May 17, 2006 and effective July 31, 2006	S-8	333-135178	99.1	6/21/2006
10.7.1**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/2009
10.7.2**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 19, 2011	S-8	333-175123	99.2	6/24/2011
10.7.3**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective July 19, 2011	10-Q	000-06217	10.3	8/8/2011
10.7.4**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective May 21, 2015	10-Q	000-06217	10.3	7/27/2015
10.7.5**	Intel Corporation 2006 Stock Purchase Plan, as amended and restated, effective January 1, 2017					X
10.8**	Intel Corporation Special Deferred Compensation Plan	S-8	333-45395	4.1	2/2/1998

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.9**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10.10	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.11	Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011, Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.	8-K	000-06217	10.1	1/10/2011
10.12	Transition Agreement between Intel Corporation and Reneé J. James dated July 01, 2015	10-Q	000-06217	10.4	7/27/2015
10.13**	Offer Letter by and between Intel Corporation and Dr. Venkata S.M. "Murthy" Renduchintala dated November 17, 2015	10-K	000-06217	10.14**	2/12/2016
10.14**	Offer Letter by and between Intel Corporation and Robert H. Swan dated September 15, 2016	10-Q	000-06217	10.1**
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
21.1	Intel Corporation Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
February 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLENE BARSHEFSKY	/S/ DR. TSU-JAE KING LIU
Charlene Barshefsky	Dr. Tsu-Jae King Liu
Director	Director
February 17, 2017	February 17, 2017

/s/ ANEEL BHUSRI	/S/ JAMES D. PLUMMER
Aneel Bhusri	James D. Plummer
Director	Director
February 17, 2017	February 17, 2017

/S/ ANDY D. BRYANT	/S/ DAVID S. POTTRUCK
Andy D. Bryant	David S. Pottruck
Chairman of the Board and Director	Director
February 17, 2017	February 17, 2017

/S/ JOHN J. DONAHOE	/S/ ROBERT H. SWAN
John J. Donahoe	Robert H. Swan
Director	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
February 17, 2017
February 17, 2017

/S/ REED E. HUNDT	/S/ FRANK D. YEARY
Reed E. Hundt	Frank D. Yeary
Director	Director
February 17, 2017	February 17, 2017

/S/ BRIAN M. KRZANICH	/S/ DAVID B. YOFFIE
Brian M. Krzanich	David B. Yoffie
Chief Executive Officer, Director and Principal Executive Officer	Director
February 17, 2017
February 17, 2017