Form 10-Q
period 2017-04-01
INTEL CORP
filed 2017-04-27
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 1, 2017
Common stock, $0.001 par value	4,709 million

INTEL CORPORATION

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 1, 2017

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2016, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of April 27, 2017. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In Millions, Except Per Share Amounts)	Apr 1, 2017	Apr 2, 2016
Net revenue	$14,796	$13,702
Cost of sales	5,649	5,572
Gross margin	9,147	8,130
Research and development	3,326	3,246
Marketing, general and administrative	2,104	2,226
Restructuring and other charges	80	—
Amortization of acquisition-related intangibles	38	90
Operating expenses	5,548	5,562
Operating income	3,599	2,568
Gains (losses) on equity investments, net	252	22
Interest and other, net	(36)	(82)
Income before taxes	3,815	2,508
Provision for taxes	851	462
Net income	$2,964	$2,046
Basic earnings per share of common stock	$0.63	$0.43
Diluted earnings per share of common stock	$0.61	$0.42
Cash dividends declared per share of common stock	$0.5325	$0.5200
Weighted average shares of common stock outstanding:
Basic	4,723	4,722
Diluted	4,881	4,875
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In Millions)	Apr 1, 2017	Apr 2, 2016
Net income	$2,964	$2,046
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on available-for-sale investments	543	291
Deferred tax asset valuation allowance	—	(1)
Net unrealized holding gains (losses) on derivatives	195	187
Net prior service (costs) credits	2	2
Actuarial valuation	16	19
Net foreign currency translation adjustment	1	2
Other comprehensive income (loss)	757	500
Total comprehensive income	$3,721	$2,546
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Apr 1, 2017	Dec 31, 2016
Assets
Current assets:
Cash and cash equivalents	$4,934	$5,560
Short-term investments	3,058	3,225
Trading assets	9,303	8,314
Accounts receivable, net	4,921	4,690
Inventories	5,801	5,553
Assets held for sale	5,138	5,210
Other current assets	2,903	2,956
Total current assets	36,058	35,508
Property, plant and equipment, net of accumulated depreciation of $55,173 ($53,934 as of December 31, 2016)	36,911	36,171
Marketable equity securities	6,831	6,180
Other long-term investments	5,149	4,716
Goodwill	14,099	14,099
Identified intangible assets, net	9,157	9,494
Other long-term assets	7,443	7,159
Total assets	$115,648	$113,327
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$5,073	$4,634
Accounts payable	3,221	2,475
Accrued compensation and benefits	2,145	3,465
Accrued advertising	772	810
Deferred income	1,698	1,718
Liabilities held for sale	1,746	1,920
Other accrued liabilities	6,650	5,280
Total current liabilities	21,305	20,302
Long-term debt	20,678	20,649
Long-term deferred tax liabilities	2,285	1,730
Other long-term liabilities	3,658	3,538
Contingencies (Note 15)
Temporary equity	878	882
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,709 issued and outstanding (4,730 issued and outstanding as of December 31, 2016)	25,890	25,373
Accumulated other comprehensive income (loss)	863	106
Retained earnings	40,091	40,747
Total stockholders’ equity	66,844	66,226
Total liabilities, temporary equity, and stockholders’ equity	$115,648	$113,327
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In Millions)	Apr 1, 2017	Apr 2, 2016
Cash and cash equivalents, beginning of period	$5,560	$15,308
Cash flows provided by (used for) operating activities:
Net income	2,964	2,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,625	1,619
Share-based compensation	397	448
Restructuring and other charges	80	—
Amortization of intangibles	321	396
(Gains) losses on equity investments, net	(250)	(22)
Deferred taxes	212	(43)
Changes in assets and liabilities:[1]
Accounts receivable	(105)	942
Inventories	(232)	(57)
Accounts payable	188	434
Accrued compensation and benefits	(1,277)	(1,307)
Income taxes payable and receivable	427	497
Other assets and liabilities	(452)	(898)
Total adjustments	934	2,009
Net cash provided by operating activities	3,898	4,055
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,952)	(1,346)
Acquisitions, net of cash acquired	—	(14,569)
Purchases of available-for-sale investments	(1,746)	(2,847)
Sales of available-for-sale investments	431	2,810
Maturities of available-for-sale investments	1,508	1,359
Purchases of trading assets	(3,075)	(4,533)
Maturities and sales of trading assets	2,433	3,138
Investments in loans receivable and reverse repurchase agreements	—	(223)
Collection of loans receivable and reverse repurchase agreements	—	650
Investments in non-marketable equity investments	(422)	(182)
Purchases of licensed technology and patents	(115)	—
Other investing	160	223
Net cash used for investing activities	(2,778)	(15,520)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	435	956
Proceeds from sales of common stock through employee equity incentive plans	329	343
Repurchase of common stock	(1,242)	(793)
Restricted stock unit withholdings	(70)	(63)
Payment of dividends to stockholders	(1,229)	(1,228)
Other financing	31	3
Net cash provided by (used for) financing activities	(1,746)	(782)
Net increase (decrease) in cash and cash equivalents	(626)	(12,247)
Cash and cash equivalents, end of period	$4,934	$3,061

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$1,448	$1,083
Cash paid during the period for:
Interest, net of capitalized interest and interest rate swap payments/receipts	$97	$254
Income taxes, net of refunds	$171	$(72)

[1]
The impact of assets and liabilities reclassified as held for sale was not considered in the changes in assets and liabilities within cash flows from operating activities. See "Note 8: Acquisitions and Divestitures" for additional information.

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (2016 Form 10-K).
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Our fiscal year 2017 is a 52-week year ending on December 30, 2017, while our fiscal year 2016 was a 53-week fiscal year that ended on December 31, 2016. The first quarter of fiscal year 2016 was a 14-week quarter compared to the standard 13-week quarters.
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in our 2016 Form 10-K.
Note 2: Recent Accounting Standards
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements. The table below describes impacts from newly issued standards as well as material updates to our previous assessments, if any, from our 2016 Form 10-K.

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This amended standard was issued to provide additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The service cost component of the net periodic benefit cost will continue to be reported within operating income on the consolidated income statement. All other non-service components are required to be presented separately outside operating income and only service costs will be eligible for inventory capitalization.

Effective in the first quarter of 2018.
Changes to the presentation of benefit costs are required to be adopted retrospectively while changes to the capitalization of service costs into inventories are required to be adopted prospectively. The standard permits, as a practical expedient, to use the amounts disclosed in the Retirement Benefit Plans footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirement.

We expect the adoption of the amended standard to result in the reclassification of approximately $260 million from non-service components above the subtotal of operating income to interest and other, net, for the year ended December 31, 2016. We are continuing to assess the impacts of adoption to our 2017 financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 3: Operating Segments Information
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

Non-Volatile Memory Solutions Group (NSG)

Includes Intel® Optane™ SSD products and NAND flash memory products primarily used in solid-state drives.

Intel Security Group (ISecG)

Includes security software products designed to deliver innovative solutions that secure computers, mobile devices, and networks around the world.

Programmable Solutions Group (PSG)

Includes programmable semiconductors primarily field-programmable gate array (FPGAs) and related products for a broad range of market segments, including communications, data center, industrial, military, and automotive.

All other

Includes results from our other non-reportable segments and corporate-related charges.
We offer platforms that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone System-on-Chip, or a multichip package. A platform may be enhanced by additional hardware, software, and services offered by Intel. Platforms are used in various form factors across our CCG, DCG, and IOTG operating segments. We derive a substantial majority of our revenue from platforms, which is our principal product.
In the third quarter of 2016, we announced our planned divestiture of ISecG, which closed on April 3, 2017, subsequent to the first quarter of 2017. We intend to recast our operating segment results to reflect the divestiture of ISecG to "all other" in the second quarter of 2017. For further information, see "Note 8: Acquisitions and Divestitures."
The “all other” category includes revenue, expenses, and charges such as:

•	results of operations from non-reportable segments;

•	amounts included within restructuring and other charges;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	divested businesses for which discrete operating results are not regularly reviewed by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer;

•	results of operations of start-up businesses that support our initiatives, including our foundry business; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We have allocated the remaining unallocated goodwill in "all other" from acquisitions completed in 2016 to our non-reportable operating segments.
Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Apr 1, 2017	Apr 2, 2016
Net revenue:
Client Computing Group
Platform	$7,397	$7,199
Other	579	350
	7,976	7,549
Data Center Group
Platform	3,879	3,707
Other	353	292
	4,232	3,999
Internet of Things Group
Platform	632	571
Other	89	80
	721	651
Non-Volatile Memory Solutions Group	866	557
Intel Security Group	534	537
Programmable Solutions Group	425	359
All other	42	50
Total net revenue	$14,796	$13,702
Operating income (loss):
Client Computing Group	$3,031	$1,885
Data Center Group	1,487	1,764
Internet of Things Group	105	123
Non-Volatile Memory Solutions Group	(129)	(95)
Intel Security Group	95	85
Programmable Solutions Group	92	(200)
All other	(1,082)	(994)
Total operating income	$3,599	$2,568

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

	Three Months Ended
(In Millions, Except Per Share Amounts)	Apr 1, 2017	Apr 2, 2016
Net income available to common stockholders	$2,964	$2,046
Weighted average shares of common stock outstanding—basic	4,723	4,722
Dilutive effect of employee equity incentive plans	58	66
Dilutive effect of convertible debt	100	87
Weighted average shares of common stock outstanding—diluted	4,881	4,875
Basic earnings per share of common stock	$0.63	$0.43
Diluted earnings per share of common stock	$0.61	$0.42
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
In all periods presented, potentially dilutive securities which would have been antidilutive are insignificant and are excluded from the computation of diluted earnings per share.
In all periods presented, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.
Note 5: Other Financial Statement Details
Inventories

(In Millions)	Apr 1, 2017	Dec 31, 2016
Raw materials	$786	$695
Work in process	3,412	3,190
Finished goods	1,603	1,668
Total inventories	$5,801	$5,553
Deferred Income

(In Millions)	Apr 1, 2017	Dec 31, 2016
Deferred income on shipments of components to distributors	$1,461	$1,475
Deferred income from software, services and other	237	243
Current deferred income	$1,698	$1,718

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Apr 1, 2017	Apr 2, 2016
Share of equity method investee losses, net	$(11)	$(8)
Impairments	(48)	(29)
Gains on sales, net	274	96
Other, net	37	(37)
Total gains (losses) on equity investments, net	$252	$22
Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Apr 1, 2017	Apr 2, 2016
Interest income	$76	$52
Interest expense	(146)	(208)
Other, net	34	74
Total interest and other, net	$(36)	$(82)
Interest expense in the preceding table is net of $67 million of interest capitalized in the first three months of 2017 ($22 million in the first three months of 2016).
Note 6: Restructuring and Other Charges

Three Months Ended
(In Millions)	Apr 1, 2017
2016 Restructuring Program	$(11)
Other charges	91
Total restructuring and other charges	$80
2016 Restructuring Program
In the second quarter of 2016, our management approved and commenced the 2016 Restructuring Program. We expect the program to be substantially complete by the second quarter of 2017.
For further information, see "Note 7: Restructuring and Other Charges" in Part II, Item 8 of our 2016 Form 10-K.
Restructuring and other charges by type for the 2016 Restructuring Program for the period were as follows:

Three Months Ended
(In Millions)	Apr 1, 2017
Employee severance and benefit arrangements	$(21)
Asset impairment and other charges	10
Total restructuring and other charges	$(11)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restructuring and other activity for the 2016 Restructuring Program for the first three months of 2017 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 31, 2016	$585	$10	$595
Additional accruals	—	10	10
Adjustments	(21)	—	(21)
Cash payments	(108)	(8)	(116)
Non-cash settlements	—	(1)	(1)
Accrued restructuring balance as of April 1, 2017	$456	$11	$467
We recorded the additional accruals as restructuring and other charges in the consolidated condensed statement of income and within the "all other" operating segments category. Substantially all of the accrued restructuring balance as of April 1, 2017 is expected to be paid within the next 12 months and was recorded within accrued compensation and benefits on the consolidated condensed balance sheets. Restructuring actions related to this program that were approved in 2016 are expected to impact approximately 15,000 employees.
Other charges
Other charges primarily include costs associated with the Intel Security Group divestiture.

Three Months Ended
(In Millions)	Apr 1, 2017
ISecG separation costs	$73
Other	18
Total other charges	$91
Note 7: Investments
Available-for-Sale Investments

	April 1, 2017				December 31, 2016
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$4,396	$7	$(10)	$4,393	$3,847	$4	$(14)	$3,837
Financial institution instruments	4,708	8	(10)	4,706	6,098	5	(11)	6,092
Government debt	1,417	1	(7)	1,411	1,581	—	(8)	1,573
Marketable equity securities	2,649	4,182	—	6,831	2,818	3,363	(1)	6,180
Total available-for-sale investments	$13,170	$4,198	$(27)	$17,341	$14,344	$3,372	$(34)	$17,682
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. A substantial majority of time deposits were issued by institutions outside the U.S. as of April 1, 2017 (most time deposits were issued by institutions outside the U.S. as of December 31, 2016).
During the first three months of 2017, we sold available-for-sale investments for proceeds of $499 million ($2.9 billion in the first three months of 2016). The gross realized gains on sales of available-for-sale investments were $266 million in the first three months of 2017 ($86 million in the first three months of 2016).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The fair value of available-for-sale debt investments, by contractual maturity, as of April 1, 2017, were as follows:

(In Millions)	Fair Value
Due in 1 year or less	$4,287
Due in 1–2 years	1,647
Due in 2–5 years	3,357
Due after 5 years	145
Instruments not due at a single maturity date	1,074
Total	$10,510
Equity Method Investments
IM Flash Technologies, LLC
Since the inception of IM Flash Technologies, LLC (IMFT) in 2006, Micron Technology, Inc. (Micron) and Intel have jointly developed NAND flash memory and, most recently, 3D XPoint™ technology products. Intel also purchases jointly developed products directly from Micron under certain supply agreements.
As of April 1, 2017, we own a 49% interest in IMFT. The carrying value of our investment was $849 million as of April 1, 2017 ($849 million as of December 31, 2016) and is classified within other long-term assets.
IMFT is a variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $130 million in the first three months of 2017 (approximately $100 million in the first three months of 2016). The amount due to IMFT for product purchases and services provided was approximately $117 million as of April 1, 2017 (approximately $95 million as of December 31, 2016).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT. Except for the amount due to IMFT for product purchases and production-related services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of April 1, 2017. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
Cloudera, Inc.
Our investment in Cloudera, Inc. (Cloudera) is accounted for under the equity and cost methods of accounting based on the rights associated with different instruments we own, and is classified within other long-term assets. Our fully diluted ownership interest in Cloudera is 16% as of April 1, 2017. The carrying value of our equity method investment was $215 million and of our cost method investment was $454 million as of April 1, 2017 ($225 million for our equity method investment and $454 million for our cost method investment as of December 31, 2016).
Non-marketable Cost Method Investments
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
Trading Assets
Net gains related to trading assets still held at the reporting date were $217 million in the first three months of 2017 (net gains of $243 million in the first three months of 2016). Net losses on the related derivatives were $186 million in the first three months of 2017 (net losses of $234 million in the first three months of 2016).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 8: Acquisitions and Divestitures
Pending Acquisition of Mobileye
During the first quarter of 2017, we entered into a definitive agreement to acquire Mobileye N.V. (Mobileye). Pursuant to the terms of the agreement, a wholly-owned subsidiary of Intel commenced a tender offer on April 5, 2017 to acquire all of the issued and outstanding ordinary shares of Mobileye for $63.54 per share in cash, representing a fully-diluted equity value of approximately $15.3 billion. The transaction is expected to close within nine months of the date of the definitive agreement and is subject to certain regulatory approvals and customary closing conditions. Mobileye is a global leader in the development of computer vision and machine learning, data analysis, localization and mapping for advanced driver assistance systems and autonomous driving. This acquisition will combine Mobileye’s leading computer vision expertise with Intel’s high-performance computing and connectivity expertise to create automated driving solutions from cloud to car.
Divestiture of Intel Security Group
On September 7, 2016, we announced a definitive agreement with TPG VII Manta Holdings, L.P., now known as Manta Holdings, L.P. (TPG) to transfer certain assets and liabilities relating to ISecG to a newly formed, jointly-owned, separate cybersecurity company, called McAfee. The transaction closed on April 3, 2017, subsequent to the first quarter of 2017.
The transaction is valued at $4.2 billion, for consideration of $3.1 billion and a 49% ownership interest in McAfee. Intel financed $2.2 billion of the consideration and the debt can be refinanced and repaid by McAfee and TPG. TPG owns a 51% ownership interest in McAfee. We will reflect the divestiture in our consolidated condensed financial statements in the second quarter of 2017.
The carrying amounts of the major classes of ISecG assets and liabilities held for sale included the following:

(In Millions)	Apr 1, 2017
Accounts receivable	$280
Goodwill	3,600
Identified intangible assets	966
Other assets	269
Total assets held for sale	$5,115

Deferred income	$1,552
Other liabilities	194
Total liabilities held for sale	$1,746
In addition to total assets and liabilities held for sale are currency translation adjustments totaling $507 million. This amount, classified as other comprehensive income, is associated with currency charges on the carrying values of ISecG goodwill and identified intangible assets. We expect to recognize a pre-tax gain of approximately $375 million as well as a provision for taxes charge of approximately $850 million in the second quarter of 2017.
We ceased recording depreciation and amortization on property, plant, and equipment and identified intangible assets, respectively, as of the date the assets triggered held for sale accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Identified Intangible Assets

	April 1, 2017
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$7,340	$(1,992)	$5,348
Acquisition-related customer relationships	1,340	(190)	1,150
Acquisition-related brands	79	(16)	63
Licensed technology and patents	3,178	(1,390)	1,788
Identified intangible assets subject to amortization	11,937	(3,588)	8,349
In-process research and development	808	—	808
Identified intangible assets not subject to amortization	808	—	808
Total identified intangible assets	$12,745	$(3,588)	$9,157

	December 31, 2016
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$7,405	$(1,836)	$5,569
Acquisition-related customer relationships	1,449	(260)	1,189
Acquisition-related brands	87	(21)	66
Licensed technology and patents	3,285	(1,423)	1,862
Identified intangible assets subject to amortization	12,226	(3,540)	8,686
In-process research and development	808	—	808
Identified intangible assets not subject to amortization	808	—	808
Total identified intangible assets	$13,034	$(3,540)	$9,494
Amortization expenses recorded in the consolidated condensed statements of income for each period were as follows:

		Three Months Ended
(In Millions)	Location	Apr 1, 2017	Apr 2, 2016
Acquisition-related developed technology	Cost of sales	$209	$235
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	35	83
Acquisition-related brands	Amortization of acquisition-related intangibles	3	7
Licensed technology and patents	Cost of sales	74	71
Total amortization expenses		$321	$396
We expect future amortization expense for the next five years to be as follows:

(In Millions)	Remainder of 2017	2018	2019	2020	2021
Acquisition-related developed technology	$592	$784	$782	$750	$715
Acquisition-related customer relationships	101	122	121	119	119
Acquisition-related brands	10	13	13	13	14
Licensed technology and patents	205	230	218	193	177
Total future amortization expenses	$908	$1,149	$1,134	$1,075	$1,025

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Other Long-Term Assets

(In Millions)	Apr 1, 2017	Dec 31, 2016
Equity method investments	$1,315	$1,328
Non-marketable cost method investments	3,418	3,098
Non-current deferred tax assets	915	907
Pre-payments for property, plant and equipment	419	347
Loans receivable	360	236
Reverse repurchase agreements	—	250
Other	1,016	993
Total other long-term assets	$7,443	$7,159

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 11: Fair Value
For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see “Accounting Policies" note and "Fair Value" note in Part II, Item 8 of our 2016 Form 10-K.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	April 1, 2017				December 31, 2016
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$650	$—	$650	$—	$498	$—	$498
Financial institution instruments	1,075	528	—	1,603	1,920	811	—	2,731
Government debt	—	50	—	50	—	332	—	332
Reverse repurchase agreements	—	1,398	—	1,398	—	768	—	768
Short-term investments:
Corporate debt	320	1,103	6	1,429	391	941	6	1,338
Financial institution instruments	253	1,140	—	1,393	119	1,484	—	1,603
Government debt	100	136	—	236	71	213	—	284
Trading assets:
Asset-backed securities	—	57	6	63	—	80	7	87
Corporate debt	2,307	598	—	2,905	2,237	610	—	2,847
Financial institution instruments	873	561	—	1,434	973	671	—	1,644
Government debt	2,313	2,588	—	4,901	2,063	1,673	—	3,736
Other current assets:
Derivative assets	—	285	—	285	—	382	—	382
Loans receivable	—	215	—	215	—	326	—	326
Marketable equity securities	6,831	—	—	6,831	6,180	—	—	6,180
Other long-term investments:
Corporate debt	1,644	664	6	2,314	1,126	869	6	2,001
Financial institution instruments	1,021	689	—	1,710	663	1,095	—	1,758
Government debt	888	237	—	1,125	681	276	—	957
Other long-term assets:
Derivative assets	—	74	9	83	—	31	9	40
Loans receivable	—	360	—	360	—	236	—	236
Total assets measured and recorded at fair value	17,625	11,333	27	28,985	16,424	11,296	28	27,748
Liabilities
Other accrued liabilities:
Derivative liabilities	—	304	—	304	—	371	—	371
Other long-term liabilities:
Derivative liabilities	—	193	30	223	—	179	33	212
Total liabilities measured and recorded at fair value	$—	$497	$30	$527	$—	$550	$33	$583

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the first three months of 2017, we transferred approximately $736 million of assets from Level 1 to Level 2 of the fair value hierarchy and approximately $762 million of assets from Level 2 to Level 1 ($622 million of assets from Level 1 to Level 2 and $233 million from Level 2 to Level 1 during the first three months of 2016). These transfers were based on changes in market activity for the underlying instruments.
Fair Value Option for Loans Receivable
As of April 1, 2017 and December 31, 2016, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
We classified non-marketable equity investments as Level 3. Impairments recognized on non-marketable equity investments held as of April 1, 2017 were $48 million during the first three months of 2017 (impairments recognized during the first three months of 2016 on non-marketable equity investments held as of April 2, 2016 were insignificant.)
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	April 1, 2017
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$359	$—	$360	$—	$360
Loans receivable	$265	$—	$265	$—	$265
Non-marketable cost method investments	$3,418	$—	$—	$4,287	$4,287
Reverse repurchase agreements	$250	$—	$250	$—	$250
Short-term debt	$5,043	$3,003	$2,567	$—	$5,570
Long-term debt	$20,678	$8,618	$13,425	$—	$22,043

	December 31, 2016
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$361	$—	$362	$—	$362
Loans receivable	$265	$—	$265	$—	$265
Non-marketable cost method investments	$3,098	$—	$—	$3,890	$3,890
Reverse repurchase agreements	$250	$—	$250	$—	$250
Short-term debt	$4,609	$3,006	$2,114	$—	$5,120
Long-term debt	$20,649	$12,171	$9,786	$—	$21,957
The carrying amount and fair value of short-term debt exclude drafts payable.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 12: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first three months of 2017 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 31, 2016	$2,164	$(259)	$(40)	$(1,240)	$(519)	$106
Other comprehensive income (loss) before reclassifications	1,098	266	—	(6)	1	1,359
Amounts reclassified out of accumulated other comprehensive income (loss)	(263)	(1)	2	22	—	(240)
Tax effects	(292)	(70)	—	—	—	(362)
Other comprehensive income (loss)	543	195	2	16	1	757
April 1, 2017	$2,707	$(64)	$(38)	$(1,224)	$(518)	$863
The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income for each period were as follows:

	Three Months Ended
Comprehensive Income Components	Apr 1, 2017	Apr 2, 2016	Location
Unrealized holding gains (losses)[1] on available-for-sale investments:
	$263	$86	Gains (losses) on equity investments, net
	—	(1)	Interest and other, net
	263	85
Unrealized holding gains (losses) on derivatives:
Foreign currency contracts	(20)	(42)	Cost of sales
	(16)	(10)	Research and development
	(5)	(4)	Marketing, general and administrative
	4	—	Gains (losses) on equity investments, net
	38	34	Interest and other, net
	1	(22)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(2)	(2)
Actuarial gains (losses)	(22)	(12)
	(24)	(14)
Total amounts reclassified out of accumulated other comprehensive income (loss)	$240	$49

[1]	We determine the cost of the investment sold based on an average cost basis at the individual security level.
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our 2016 Form 10-K.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We estimate that we will reclassify approximately $60 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
Note 13: Derivative Financial Instruments
For information about our derivative policies, see “Accounting Policies" note in Part II, Item 8 of our 2016 Form 10-K.
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Apr 1, 2017	Dec 31, 2016	Apr 2, 2016
Foreign currency contracts	$18,575	$17,960	$17,520
Interest rate contracts	14,815	14,228	11,540
Other	1,357	1,340	1,210
Total	$34,747	$33,528	$30,270
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	April 1, 2017		December 31, 2016
(In Millions)	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as hedging instruments:
Foreign currency contracts [3]	$173	$94	$21	$252
Interest rate contracts	2	200	3	187
Total derivatives designated as hedging instruments	175	294	24	439
Derivatives not designated as hedging instruments:
Foreign currency contracts [4]	167	200	374	114
Interest rate contracts	16	33	15	30
Other	10	—	9	—
Total derivatives not designated as hedging instruments	193	233	398	144
Total derivatives	$368	$527	$422	$583

[1]	Derivative assets are recorded as other assets, current and non-current in the consolidated condensed balance sheets.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current in the consolidated condensed balance sheets.

[3]	The substantial majority of these instruments mature within 12 months.

[4]	The majority of these instruments mature within 12 months.

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

	April 1, 2017
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$357	$—	$357	$(243)	$(82)	$32
Reverse repurchase agreements	1,648	—	1,648	—	(1,648)	—
Total assets	2,005	—	2,005	(243)	(1,730)	32
Liabilities:
Derivative liabilities subject to master netting arrangements	499	—	499	(243)	(240)	16
Total liabilities	$499	$—	$499	$(243)	$(240)	$16

	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$433	$—	$433	$(368)	$(42)	$23
Reverse repurchase agreements	1,018	—	1,018	—	(1,018)	—
Total assets	1,451	—	1,451	(368)	(1,060)	23
Liabilities:
Derivative liabilities subject to master netting arrangements	588	—	588	(368)	(201)	19
Total liabilities	$588	$—	$588	$(368)	$(201)	$19
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses, attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $266 million net gains in the first three months of 2017 ($243 million net gains in first three months of 2016). Substantially all of our cash flow hedges are foreign currency contracts for first three months of 2017 and 2016.
During the first three months of 2017 and 2016, hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 12: Other Comprehensive Income (Loss)."
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Apr 1, 2017	Apr 2, 2016
Interest rate contracts	$(14)	$162
Hedged items	14	(162)
Total	$—	$—
There was no ineffectiveness during all periods presented in the preceding table.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Apr 1, 2017	Apr 2, 2016
Foreign currency contracts	Interest and other, net	$(160)	$(238)
Other	Various	56	4
Total		$(104)	$(234)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 14: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. The 2006 Equity Incentive Plan has 210 million shares of common stock remaining through June 2018 for future grants.
Share-Based Compensation
Share-based compensation expense recognized was $397 million in the first three months of 2017 ($448 million in the first three months of 2016).
Restricted Stock Unit Awards
Restricted stock unit activity in the first three months of 2017 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 31, 2016	106.8	$28.99
Granted	7.4	$36.38
Vested	(3.4)	$30.72
Forfeited	(2.1)	$29.35
April 1, 2017	108.7	$29.43
The aggregate fair value of awards that vested in the first three months of 2017 was $172 million, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in first three months of 2017 was $105 million. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
Stock Purchase Plan
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. The 2006 Stock Purchase Plan has 157 million shares of common stock remaining through August 2021 for issuance.
Employees purchased 8 million shares of common stock in the first three months of 2017 for $235 million (9.2 million shares of common stock in the first three months of 2016 for $227 million) under the 2006 Stock Purchase Plan.
Note 15: Contingencies
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

European Commission Competition Matter
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016. In October 2016, Advocate General Wahl, an advisor to the Court of Justice, issued a non-binding advisory opinion which favored Intel on a number of grounds, with the 25-judge grand chamber’s decision expected in 2017.
Shareholder Derivative Litigation regarding In re High Tech Employee Antitrust Litigation
In March 2014, the Police Retirement System of St. Louis (PRSSL) filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, certain current and former members of our Board of Directors, and former officers. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, purported antitrust violations, which were alleged in a now-settled antitrust class action lawsuit captioned In re High Tech Employee Antitrust Litigation claiming that Intel, Adobe Systems Incorporated, Apple Inc., Google Inc., Intuit Inc., Lucasfilm Ltd., and Pixar conspired to suppress their employees’ compensation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In August 2015, the court granted our motion to dismiss the consolidated complaint. The plaintiffs thereafter filed a motion for reconsideration and a motion for new trial, both of which the court denied in October 2015. In November 2015, plaintiffs PRSSL and Templeton appealed the court's decision.
In June 2015, the International Brotherhood of Electrical Workers (IBEW) filed a shareholder derivative action in the Chancery Court in Delaware against Intel, certain current and former members of our Board of Directors, and former officers. The lawsuit makes allegations substantially similar to those in the California shareholder derivative litigation described above, but additionally alleges breach of the duty of disclosure with respect to In re High Tech Employee Antitrust Litigation and that Intel's 2013 and 2014 proxy statements misrepresented the effectiveness of the Board’s oversight of compliance issues at Intel and the Board’s compliance with Intel’s Code of Conduct and Board of Director Guidelines on Significant Corporate Governance Issues. In October 2015, the court stayed the IBEW lawsuit for six months pending further developments in the California case. In March 2016, Intel and IBEW entered into a stipulated dismissal pursuant to which IBEW dismissed its complaint but may re-file upon the withdrawal or final resolution of the appeal in the PRSSL California shareholder derivative litigation.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three months ended April 1, 2017 to the three months ended April 2, 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Obligations. Material changes, outside our ordinary course of business, to our significant contractual obligations as of December 31, 2016.
This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (2016 Form 10-K).

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview
(Dollars in Billions, Except Per Share Amounts)

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In Q1 2017 we achieved revenue of $14.8 billion, up 8% from Q1 2016. The increase in revenue was in-line with our expectation of $14.8 billion. Compared to Q1 2016, revenue increased by $1.1 billion, primarily driven by higher average selling prices across our personal computer (PC) and growth in our data center and Internet of Things businesses. And our Non-Volatile Memory Solutions Group (NSG) set record revenue of $866 million, up 55% from Q1 2016. Earnings per share were $0.61, up 19 cents on a year-on-year basis. This was driven by higher average selling prices of notebook and Data Center Group (DCG) platforms, improved 14nm process technology costs, higher gross margin from Programmable Solutions Group (PSG) due to Altera acquisition-related charges and adjustments in Q1 2016, and higher gains on investments. The increase was partially offset by higher tax rate and lower platform volumes.

•
Client Computing Group (CCG) had revenue of $8.0 billion, up 6% with platform volumes down 4% and platform average selling prices up 7% compared to Q1 2016. The business remains strong and healthy with growing revenue and profit despite of the declining PC market.

•	Data Center Group had revenue of $4.2 billion, up 6% with platform volumes down 1% and platform average selling prices up 6% compared to Q1 2016.

•	Gross margin of 61.8% was up 2.5 points compared to Q1 2016.

•
Research and development (R&D) plus marketing, general, and administrative (MG&A) spending for the quarter was $5.4 billion, down 1% from a year ago. R&D and MG&A were 36.7% of revenue, down approximately 3 points from Q1 2016.

•
Operating income for Q1 2017 was $3.6 billion, up 40% on a year-on-year basis. The tax rate for the quarter was 22.3%, up 3.9% compared to Q1 2016. Net income for Q1 2017 was $3.0 billion, up 45% from Q1 2016.

•
Our business continues to generate healthy cash flow with $3.9 billion of cash from operations in Q1 2017. During Q1 2017, we purchased $2.0 billion in capital assets, paid $1.2 billion in dividends, and used $1.2 billion to repurchase 35 million shares of stock.

We are on-track for a mid-summer launch of our next generation Intel® Xeon® processor, code named Skylake. The new product will deliver performance gains across a wide range of workload, for example, higher performance computing and artificial intelligence workloads. We shipped our first Intel® Optane™ Solid State Drives (SSD) for data center and Intel® Optane™ memory for personal computers.
During Q1 2017, we entered into a definitive agreement to acquire Mobileye N.V. (Mobileye), a leading supplier for computer vision systems in the automotive industry. This acquisition will combine Mobileye’s leading computer vision expertise with Intel’s high-performance computing and connectivity expertise to create automated driving solutions from cloud to car.
On April 3, 2017, subsequent to the first quarter of 2017, we completed the planned divestiture of certain assets and liabilities relating to ISecG to establish McAfee, a newly formed, separate cybersecurity company jointly owned with TPG. As we focus on our core strategic areas, we plan to continue developing integrated and hardware-enabled security and collaborate with McAfee and other ecosystem partners to optimize and enhance their products for Intel Architecture.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Quarter of 2017 Compared to First Quarter of 2016

	Q1 2017		Q1 2016
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$14,796	100.0%	$13,702	100.0%
Cost of sales	5,649	38.2%	5,572	40.7%
Gross margin	9,147	61.8%	8,130	59.3%
Research and development	3,326	22.5%	3,246	23.7%
Marketing, general and administrative	2,104	14.2%	2,226	16.2%
Restructuring and other charges	80	0.5%	—	—%
Amortization of acquisition-related intangibles	38	0.3%	90	0.7%
Operating income	3,599	24.3%	2,568	18.7%
Gains (losses) on equity investments, net	252	1.7%	22	0.2%
Interest and other, net	(36)	(0.2)%	(82)	(0.6)%
Income before taxes	3,815	25.8%	2,508	18.3%
Provision for taxes	851	5.8%	462	3.4%
Net income	$2,964	20.0%	$2,046	14.9%

Diluted earnings per common share	$0.61		$0.42
Our net revenue in Q1 2017 increased by $1.1 billion, or 8%, compared to Q1 2016. Our Q1 2016 results reflected an extra work week as compared to Q1 2017. The increase in revenue was driven by higher platform average selling prices, up 8%, primarily from our notebook, DCG, and IOTG platforms. Additionally, revenue increased from higher NSG revenue and CCG non-platform revenue. The increase in revenue was offset by lower platform unit sales, down 4%, primarily on desktop platforms.
Our overall gross margin percentage was 61.8% in Q1 2017, up from 59.3% in Q1 2016. We derived most of our overall gross margin dollars for Q1 2017 and Q1 2016 from the sale of platforms in the CCG and DCG operating segments. Our overall gross margin dollars in Q1 2017 increased by $1.0 billion, or 12.5%, compared to Q1 2016.

(In Millions)	Gross Margin Reconciliation
$9,147	Q1 2017 Gross Margin
505	Higher gross margin from platform revenue
315	Lower Altera and other acquisition-related charges
285	Lower platform unit cost, primarily on 14nm cost improvement
100	Lower period charges, primarily from product sampling
(250)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
62	Other
$8,130	Q1 2016 Gross Margin

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Client Computing Group

(Dollars in Millions)	Q1 2017	Q1 2016	% Change
Platform revenue	$7,397	$7,199	3%
Other revenue	579	350	65%
Net revenue	$7,976	$7,549	6%
Operating income	$3,031	$1,885	61%
CCG platform unit sales			(4)%
CCG platform average selling prices			7%
Our CCG platform average selling prices increased in Q1 2017 compared to Q1 2016, driven by a richer mix of our high-performance notebook and desktop platforms, while our CCG platform unit sales decreased due to lower demand in PC market. The following results drove the change in CCG revenue:

(In Millions)	Revenue Reconciliation
$7,976	Q1 2017 CCG Revenue
306	Higher notebook platform average selling prices, up 7%, from mix of products
229	Higher CCG non-platform revenue, including modem products
(229)	Lower desktop platform unit sales, down 7%
121	Other
$7,549	Q1 2016 CCG Revenue
The following results drove the change in CCG operating income:

(In Millions)	Operating Income Reconciliation
$3,031	Q1 2017 CCG Operating Income
395	Lower CCG platform unit cost, primarily on 14nm cost improvement
305	Lower CCG operating expense, primarily from decreased share of technology development and MG&A costs
260	Higher gross margin from CCG platform revenue
186	Other
$1,885	Q1 2016 CCG Operating Income

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group

(Dollars in Millions)	Q1 2017	Q1 2016	% Change
Platform revenue	$3,879	$3,707	5%
Other revenue	353	292	21%
Net revenue	$4,232	$3,999	6%
Operating income	$1,487	$1,764	(16)%
DCG platform unit sales			(1)%
DCG platform average selling prices			6%
DCG revenue in Q1 2017 was up 6% compared to Q1 2016 based on growth in the cloud market segment, up 18%, and the communication market segment, up 12%, offset by weakness in the enterprise market segment, down 3%. The following results drove the change in DCG revenue:

(In Millions)	Revenue Reconciliation
$4,232	Q1 2017 DCG Revenue
216	Higher DCG platform average selling prices, up 6% from mix of performance processors
17	Other
$3,999	Q1 2016 DCG Revenue
The following results drove the change in DCG operating income:

(In Millions)	Operating Income Reconciliation
$1,487	Q1 2017 DCG Operating Income
(160)	Higher DCG operating expense, primarily on increased share of technology development and MG&A costs
(155)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
(80)	Higher pre-qualification product costs as we transition to 14nm
180	Higher gross margin from DCG platform revenue
(62)	Other
$1,764	Q1 2016 DCG Operating Income
Internet of Things Group

(Dollars in Millions)	Q1 2017	Q1 2016	% Change
Platform revenue	$632	$571	11%
Other revenue	89	80	11%
Net revenue	$721	$651	11%
Operating income	$105	$123	(15)%
The net revenue for the IOTG operating segment increased by $70 million in Q1 2017 compared to Q1 2016, driven by $100 million higher IOTG platform average selling prices from richer mix of products sold, partially offset by $39 million lower IOTG platform unit sales. IOTG revenue growth was driven primarily from the industrial, video, and transportation market segments.
The operating income for the IOTG operating segment decreased by $18 million in Q1 2017 compared to Q1 2016, driven by higher investment in autonomous driving and increased share of MG&A and technology development costs, partially offset by higher gross margin from IOTG platform revenue.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Volatile Memory Solutions Group

(Dollars in Millions)	Q1 2017	Q1 2016	% Change
Net revenue	$866	$557	55%
Operating income (loss)	$(129)	$(95)	36%
The net revenue for the NSG operating segment increased by $309 million in Q1 2017 compared to Q1 2016, driven by higher SSD volume partially offset by lower average selling prices from mix of data center products.
The operating loss for the NSG operating segment of $129 million in Q1 2017 was driven by higher costs on 3D XPoint™ technology and the ramp of our Dalian, China facility.
Intel Security Group

(Dollars in Millions)	Q1 2017	Q1 2016	% Change
Net revenue	$534	$537	(1)%
Operating income	$95	$85	12%
Programmable Solutions Group

(Dollars in Millions)	Q1 2017	Q1 2016	% Change
Net revenue	$425	$359	18%
Operating income (loss)	$92	$(200)	(146)%
PSG had operating income in Q1 2017 compared to an operating loss in Q1 2016, primarily driven by Q1 2016 acquisition-related charges, primarily deferred revenue write-down and inventory valuation adjustment. Due to the revaluation of deferred revenue to fair value, we excluded revenue of $99 million and associated costs that would have created $64 million of operating income in Q1 2016. Additionally, we incurred approximately $226 million of additional cost of sales charges that would have been excluded from the operating results in Q1 2016 if the acquired inventory had not been remeasured to fair value upon acquisition and then sold to end customers, resulting in zero margin on that inventory for the period.
Operating Expenses

(Dollars in Millions)	Q1 2017	Q1 2016
Research and development (R&D)	$3,326	$3,246
Marketing, general and administrative (MG&A)	$2,104	$2,226
R&D and MG&A as percentage of net revenue	36.7%	39.9%
Restructuring and other charges	$80	$—
Amortization of acquisition-related intangibles	$38	$90
Research and Development
R&D increased by $80 million, or 2%, in Q1 2017 compared to Q1 2016. This increase was driven by higher process development costs for our 7nm process technology and higher profit-dependent compensation due to an increase in net income. These increases were partially offset by savings from our 2016 Restructuring Program and the impact of an extra work week in Q1 2016.
Marketing, General and Administrative
MG&A decreased by $122 million, or 5%, in Q1 2017 compared to Q1 2016. This decrease was driven by lower acquisition-related charges, savings from our 2016 Restructuring Program, and the impact of an extra work week in Q1 2016.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges

(In Millions)	Q1 2017
2016 Restructuring Program	$(11)
Other charges	91
Total restructuring and other charges	$80
2016 Restructuring Program. In Q2 2016, our management approved and commenced the 2016 Restructuring Program which we expect to be substantially completed by Q2 2017.
Other Charges. Other charges consist primarily of expenses associated with the planned divestiture of ISecG that was announced in Q3 2016.
For further information, see "Note 6: Restructuring and Other Charges" in Part I, Item 1 of this Form 10-Q.
Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q1 2017	Q1 2016
Gains (losses) on equity investments, net	$252	$22
Interest and other, net	$(36)	$(82)
We recognized higher net gains on equity investments in Q1 2017 compared to Q1 2016 primarily due to net realized gains of $235 million related to sales of a portion of our interest in ASML Holding N.V. (ASML) in Q1 2017.
The decrease in interest and other, net in Q1 2017 compared to Q1 2016 is primarily due to an increase in our capitalized interest.
Provision for Taxes

(Dollars in Millions)	Q1 2017	Q1 2016
Income before taxes	$3,815	$2,508
Provision for taxes	$851	$462
Effective tax rate	22.3%	18.4%
Our effective tax rate was lower than the U.S. federal statutory rate in Q1 2017, primarily due to earnings taxed at lower rates in foreign jurisdictions. Most of the increase in our effective tax rate in Q1 2017 compared to Q1 2016 was driven by a one-time item in Q1 2016.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Apr 1, 2017	Dec 31, 2016
Cash and cash equivalents, short-term investments, and trading assets	$17,295	$17,099
Other long-term investments	$5,149	$4,716
Loans receivable and other	$1,010	$996
Reverse repurchase agreements with original maturities greater than three months	$250	$250
Unsettled trade liabilities and other	$229	$119
Short-term and long-term debt	$25,751	$25,283
Temporary equity	$878	$882
Debt as percentage of permanent stockholders’ equity	38.5%	38.2%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity we include investments as shown in the preceding Liquidity and Capital Resources table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $5.0 billion. $431 million of commercial paper remained outstanding as of April 1, 2017.
As of April 1, 2017, $14.2 billion of our $17.3 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $14.2 billion held by our non-U.S. subsidiaries, approximately $2.2 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of April 1, 2017. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued. This amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
During Q1 2017, we entered into a definitive agreement to acquire Mobileye N.V. (Mobileye). Pursuant to the terms of the agreement, a wholly-owned subsidiary of Intel commenced a tender offer on April 5, 2017 to acquire all of the issued and outstanding shares of Mobileye for $63.54 per share in cash, representing a fully-diluted equity value of approximately $15.3 billion as of the date of the agreement. The transaction is expected to close within nine months from the date of the definitive agreement and is subject to certain regulatory approvals and customary closing conditions. We intend to fund the acquisition with cash and cash equivalents, short-term investments, and trading assets held by our non-U.S. subsidiaries.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, acquisitions, and strategic investments.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In summary, our cash flows for each period were as follows:

	Three Months Ended
(In Millions)	Apr 1, 2017	Apr 2, 2016
Net cash provided by operating activities	3,898	4,055
Net cash used for investing activities	(2,778)	(15,520)
Net cash provided by (used for) financing activities	(1,746)	(782)
Net increase (decrease) in cash and cash equivalents	$(626)	$(12,247)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first three months of 2017 compared to the first three months of 2016, the $157 million decrease in cash provided by operations was due to changes in working capital, primarily driven by the payout of 2016 profit-dependent compensation, and lower adjustments to net income for non-cash items in the first three months of 2017. This decrease was partially offset by higher net income.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for the first three months of 2017 compared to the first three months of 2016, primarily due to our acquisition of Altera in 2016 and lower net purchases of trading assets in the first three months of 2017. This activity was partially offset by lower sales of available-for-sale investments in the first three months of 2017.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was higher in the first three months of 2017 compared to the first three months of 2016 primarily due to lower borrowings of commercial paper and higher repurchases of common stock in the first three months of 2017.
Contractual Obligations
Pending Acquisition of Mobileye
During Q1 2017, we entered into a definitive agreement to acquire Mobileye. Pursuant to the terms of the agreement, a wholly-owned subsidiary of Intel commenced a tender offer on April 5, 2017 to acquire all of the issued and outstanding shares of Mobileye for $63.54 per share in cash, representing a fully-diluted equity value of approximately $15.3 billion. The transaction is expected to close within nine months from the date of the definitive agreement and is subject to certain regulatory approvals and customary closing conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. For discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices, and commodity prices refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of legal proceedings, see “Note 15: Contingencies” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
The risks described in Part I, Item 1A, "Risk Factors," in our 2016 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2016 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization (originally adopted in 2005 and subsequently amended) to repurchase shares of our common stock in open market or negotiated transactions. As of April 1, 2017, we were authorized to repurchase up to $65.0 billion, of which $5.5 billion remained available. Subsequent to April 1, 2017, our Board of Directors approved a $10.0 billion increase to our common stock repurchase program.
Common stock repurchase activity under our repurchase program during the first three months of 2017 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
January 1, 2017 - January 28, 2017	4.1	$36.90	$6,650
January 29, 2017 - February 25, 2017	12.8	$36.18	$6,188
February 26, 2017 - April 1, 2017	18.2	$35.55	$5,538
Total	35.1	$35.94
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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Purchase Agreement, dated as of March 12, 2017, by and among Intel Corporation, Cyclops Holdings, Inc. and Mobileye N.V.*	8-K	000-06217	2.1	3/13/2017
3.1	Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 21, 2016	8-K	000-06217	3.2	1/26/2016
10.1**	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after February 1, 2017 under the Executive OSU program)					X
10.2**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after February 1, 2017 under the Director OSU program)					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
 Intel, the Intel logo, Intel Optane, Xeon and 3D XPoint are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Intel agrees to furnish supplementally a copy of any such schedule or exhibit to the U.S. Securities and Exchange Commission upon request.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 27, 2017	By:	/s/ ROBERT H. SWAN
Robert H. Swan
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer