Form 10-Q
period 2017-07-01
INTEL CORP
filed 2017-07-27
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 1, 2017
Common stock, $0.001 par value	4,699 million

INTEL CORPORATION

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 1, 2017

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2016, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of July 27, 2017. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Net revenue	$14,763	$13,533	$29,559	$27,235
Cost of sales	5,665	5,560	11,314	11,132
Gross margin	9,098	7,973	18,245	16,103
Research and development	3,275	3,145	6,601	6,391
Marketing, general and administrative	1,854	2,007	3,958	4,233
Restructuring and other charges	105	1,414	185	1,414
Amortization of acquisition-related intangibles	37	89	75	179
Operating expenses	5,271	6,655	10,819	12,217
Operating income	3,827	1,318	7,426	3,886
Gains (losses) on equity investments, net	342	478	594	500
Interest and other, net	403	(126)	367	(208)
Income before taxes	4,572	1,670	8,387	4,178
Provision for taxes	1,764	340	2,615	802
Net income	$2,808	$1,330	$5,772	$3,376
Basic earnings per share of common stock	$0.60	$0.28	$1.22	$0.71
Diluted earnings per share of common stock	$0.58	$0.27	$1.19	$0.69
Cash dividends declared per share of common stock	$—	$—	$0.5325	$0.5200
Weighted average shares of common stock outstanding:
Basic	4,710	4,729	4,717	4,725
Diluted	4,845	4,866	4,864	4,870
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Net income	$2,808	$1,330	$5,772	$3,376
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on available-for-sale investments	(534)	(346)	9	(55)
Deferred tax asset valuation allowance	—	(2)	—	(3)
Net unrealized holding gains (losses) on derivatives	136	26	331	213
Net prior service (costs) credits	(12)	1	(10)	3
Actuarial valuation	214	(318)	230	(299)
Net foreign currency translation adjustment	507	(1)	508	1
Other comprehensive income (loss)	311	(640)	1,068	(140)
Total comprehensive income	$3,119	$690	$6,840	$3,236
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Jul 1, 2017	Dec 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,687	$5,560
Short-term investments	3,158	3,225
Trading assets	11,084	8,314
Accounts receivable, net	5,397	4,690
Inventories	6,324	5,553
Assets held for sale	—	5,210
Other current assets	2,967	2,956
Total current assets	40,617	35,508
Property, plant and equipment, net of accumulated depreciation of $56,520 ($53,934 as of December 31, 2016)	38,130	36,171
Marketable equity securities	5,904	6,180
Other long-term investments	4,481	4,716
Goodwill	14,102	14,099
Identified intangible assets, net	8,867	9,494
Other long-term assets	10,006	7,159
Total assets	$122,107	$113,327
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$4,130	$4,634
Accounts payable	3,671	2,475
Accrued compensation and benefits	2,332	3,465
Accrued advertising	835	810
Deferred income	1,587	1,718
Liabilities held for sale	—	1,920
Other accrued liabilities	6,227	5,280
Total current liabilities	18,782	20,302
Long-term debt	27,855	20,649
Long-term deferred tax liabilities	2,502	1,730
Other long-term liabilities	3,469	3,538
Contingencies (Note 17)
Temporary equity	874	882
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,699 issued and outstanding (4,730 issued and outstanding as of December 31, 2016)	25,781	25,373
Accumulated other comprehensive income (loss)	1,174	106
Retained earnings	41,670	40,747
Total stockholders’ equity	68,625	66,226
Total liabilities, temporary equity, and stockholders’ equity	$122,107	$113,327
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016
Cash and cash equivalents, beginning of period	$5,560	$15,308
Cash flows provided by (used for) operating activities:
Net income	5,772	3,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,300	3,141
Share-based compensation	725	812
Restructuring and other charges	185	1,414
Amortization of intangibles	634	791
(Gains) losses on equity investments, net	(526)	(426)
(Gains) losses on divestitures	(387)	—
Deferred taxes	807	71
Changes in assets and liabilities:[1]
Accounts receivable	(618)	734
Inventories	(760)	(104)
Accounts payable	425	375
Accrued compensation and benefits	(1,102)	(1,659)
Income taxes payable and receivable	563	(79)
Other assets and liabilities	(413)	(546)
Total adjustments	2,833	4,524
Net cash provided by operating activities	8,605	7,900
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(4,730)	(3,632)
Acquisitions, net of cash acquired	(3)	(14,619)
Purchases of available-for-sale investments	(1,894)	(5,693)
Sales of available-for-sale investments	1,698	3,685
Maturities of available-for-sale investments	2,197	2,393
Purchases of trading assets	(7,961)	(7,205)
Maturities and sales of trading assets	5,977	5,313
Investments in loans receivable and reverse repurchase agreements	—	(223)
Collection of loans receivable and reverse repurchase agreements	—	650
Investments in non-marketable equity investments	(625)	(663)
Proceeds from divestitures	924	—
Other investing	201	304
Net cash used for investing activities	(4,216)	(19,690)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(12)	1,416
Issuance of long-term debt, net of issuance costs	7,078	2,734
Repayment of debt	(500)	—
Proceeds from sales of common stock through employee equity incentive plans	406	527
Repurchase of common stock	(2,518)	(1,597)
Restricted stock unit withholdings	(404)	(394)
Payment of dividends to stockholders	(2,516)	(2,461)
Other financing	204	142
Net cash provided by (used for) financing activities	1,738	367
Net increase (decrease) in cash and cash equivalents	6,127	(11,423)
Cash and cash equivalents, end of period	$11,687	$3,885

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$1,686	$1,479
Loan receivable from McAfee and TPG	$2,200	$—
Non-marketable equity investment in McAfee	$1,078	$—
Cash paid during the period for:
Interest, net of capitalized interest and interest rate swap payments/receipts	$280	$348
Income taxes, net of refunds	$1,139	$689

[1]
The impact of assets and liabilities reclassified as held for sale was not considered in the changes in assets and liabilities within cash flows from operating activities. See "Note 9: Acquisitions and Divestitures" for additional information.

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
Note 2: Recent Accounting Standards
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements. The tables below describe impacts from newly issued standards as well as material updates to our previous assessments, if any, from our 2016 Form 10-K.
Accounting Standards Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment. This accounting standard update eliminates Step 2 from the existing guidance to simplify how goodwill impairment tests are performed.
With the elimination of this step, a goodwill impairment test is performed by comparing the fair value of a reporting unit to its carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value.

We elected to early adopt this accounting standard update in the second quarter of 2017 on a prospective basis.
We expect the adoption of this update to simplify our annual goodwill impairment testing process, by eliminating the need to estimate the implied fair value of a reporting unit’s goodwill, if its respective carrying value exceeds fair value.

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

Data Center Group (DCG)

Includes workload-optimized platforms for compute, storage, and network functions and related products designed for enterprise, cloud, and communication infrastructure market segments.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Net revenue:
Client Computing Group
Platform	$7,634	$6,938	$15,031	$14,137
Other	579	400	1,158	750
	8,213	7,338	16,189	14,887
Data Center Group
Platform	4,026	3,718	7,905	7,425
Other	346	309	699	601
	4,372	4,027	8,604	8,026
Internet of Things Group
Platform	614	497	1,246	1,068
Other	106	75	195	155
	720	572	1,441	1,223
Non-Volatile Memory Solutions Group	874	554	1,740	1,111
Programmable Solutions Group	440	465	865	824
All other	144	577	720	1,164
Total net revenue	$14,763	$13,533	$29,559	$27,235
Operating income (loss):
Client Computing Group	$3,025	$1,911	$6,056	$3,796
Data Center Group	1,661	1,765	3,148	3,529
Internet of Things Group	139	89	244	212
Non-Volatile Memory Solutions Group	(110)	(224)	(239)	(319)
Programmable Solutions Group	97	(62)	189	(262)
All other	(985)	(2,161)	(1,972)	(3,070)
Total operating income	$3,827	$1,318	$7,426	$3,886

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

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Net income available to common stockholders	$2,808	$1,330	$5,772	$3,376
Weighted average shares of common stock outstanding—basic	4,710	4,729	4,717	4,725
Dilutive effect of employee equity incentive plans	36	49	48	57
Dilutive effect of convertible debt	99	88	99	88
Weighted average shares of common stock outstanding—diluted	4,845	4,866	4,864	4,870
Basic earnings per share of common stock	$0.60	$0.28	$1.22	$0.71
Diluted earnings per share of common stock	$0.58	$0.27	$1.19	$0.69
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
Note 5: Other Financial Statement Details
Inventories

(In Millions)	Jul 1, 2017	Dec 31, 2016
Raw materials	$1,014	$695
Work in process	3,775	3,190
Finished goods	1,535	1,668
Total inventories	$6,324	$5,553
Deferred Income

(In Millions)	Jul 1, 2017	Dec 31, 2016
Deferred income on shipments of components to distributors	$1,416	$1,475
Deferred income from software, services and other	171	243
Current deferred income	$1,587	$1,718

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Share of equity method investee losses, net	$(8)	$(12)	$(19)	$(20)
Impairments	(555)	(60)	(603)	(89)
Gains on sales, net	802	419	1,076	515
Dividends	66	74	68	74
Other, net	37	57	72	20
Total gains (losses) on equity investments, net	$342	$478	$594	$500
Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Interest income	$136	$51	$212	$103
Interest expense	(156)	(187)	(302)	(395)
Other, net	423	10	457	84
Total interest and other, net	$403	$(126)	$367	$(208)
Interest expense in the preceding table is net of $69 million of interest capitalized in the second quarter of 2017 and $136 million in the first six months of 2017 ($24 million in the second quarter of 2016 and $46 million in the first six months of 2016).
Note 6: Restructuring and Other Charges

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
2016 Restructuring Program	$(42)	$1,414	$(53)	$1,414
Other charges	147	—	238	—
Total restructuring and other charges	$105	$1,414	$185	$1,414
2016 Restructuring Program
In the second quarter of 2016, our management approved and commenced the 2016 Restructuring Program. This program was substantially completed in the second quarter of 2017.
For further information, see "Note 7: Restructuring and Other Charges" in Part II, Item 8 of our 2016 Form 10-K.
Restructuring and other charges by type for the 2016 Restructuring Program for the period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Employee severance and benefit arrangements	$(49)	$1,414	$(70)	$1,414
Asset impairment and other charges	7	—	17	—
Total restructuring and other charges	$(42)	$1,414	$(53)	$1,414

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restructuring and other activity for the 2016 Restructuring Program for the first six months of 2017 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 31, 2016	$585	$10	$595
Additional accruals	—	17	17
Adjustments	(70)	—	(70)
Cash payments	(217)	(16)	(233)
Non-cash settlements	—	(1)	(1)
Accrued restructuring balance as of July 1, 2017	$298	$10	$308
We recorded the additional accruals as restructuring and other charges and within the "all other" operating segments category. A substantial majority of the accrued restructuring balance as of July 1, 2017 is expected to be paid within the next 12 months and was recorded within accrued compensation and benefits. Restructuring actions related to this program that were approved in 2016 impacted approximately 15,000 employees.
Other charges

	Three Months Ended	Six Months Ended
(In Millions)	Jul 1, 2017	Jul 1, 2017
ISecG separation costs	$70	$143
Other	77	95
Total other charges	$147	$238
Note 7: Income Taxes
Our effective income tax rate was 31.2% in the first six months of 2017 compared to 19.2% in the first six months of 2016. A majority of the increase in the effective rate was attributable to the $822 million tax expense due to our divestiture of ISecG.
Note 8: Investments
Available-for-Sale Investments

	July 1, 2017				December 31, 2016
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$6,115	$13	$(7)	$6,121	$3,847	$4	$(14)	$3,837
Financial institution instruments	8,011	7	(6)	8,012	6,098	5	(11)	6,092
Government debt	1,778	3	(5)	1,776	1,581	—	(8)	1,573
Marketable equity securities	2,560	3,344	—	5,904	2,818	3,363	(1)	6,180
Total available-for-sale investments	$18,464	$3,367	$(18)	$21,813	$14,344	$3,372	$(34)	$17,682
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of July 1, 2017 (most time deposits were issued by institutions outside the U.S. as of December 31, 2016).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the second quarter of 2017, we sold available-for sale investments for proceeds of $1.3 billion ($875 million in the second quarter of 2016). During the first six months of 2017, we sold available-for-sale investments for proceeds of $1.8 billion ($3.8 billion in the first six months of 2016). The gross realized gains on sales of available-for-sale investments were $796 million in the second quarter of 2017 and $1.1 billion in the first six months of 2017 ($403 million in the second quarter of 2016 and $497 million in the first six months of 2016).
On April 28, 2017, Cloudera, Inc. (Cloudera) completed its initial public offering and we have designated our previous equity and cost method investments in Cloudera as available-for-sale. During the second quarter of 2017, we determined we had an other-than-temporary decline in the fair value of our investment and recognized an impairment charge of $278 million. We recognized the impairment in the second quarter due to the duration and severity of the decline in the investment's fair value, which we determined was below cost based upon observable market prices after the initial public offering.
The fair value of available-for-sale debt investments, by contractual maturity, as of July 1, 2017, were as follows:

(In Millions)	Fair Value
Due in 1 year or less	$8,408
Due in 1–2 years	1,434
Due in 2–5 years	2,976
Due after 5 years	71
Instruments not due at a single maturity date	3,020
Total	$15,909
Equity Method Investments
McAfee
In the second quarter of 2017, we closed our divestiture of the ISecG business and retained a 49% interest in McAfee as partial consideration. The carrying value of our investment was $1.1 billion as of July 1, 2017. Our investment is accounted for under the equity method of accounting and is classified within other long-term assets. For further information related to the divestiture of ISecG, see "Note 9: Acquisitions and Divestitures".
IM Flash Technologies, LLC
Since the inception of IM Flash Technologies, LLC (IMFT) in 2006, Micron Technology, Inc. (Micron) and Intel have jointly developed NAND flash memory and, most recently, 3D XPoint™ technology products. Intel also purchases jointly developed products directly from Micron under certain supply agreements.
As of July 1, 2017, we own a 49% interest in IMFT. The carrying value of our investment was $837 million as of July 1, 2017 ($849 million as of December 31, 2016) and is classified within other long-term assets.
IMFT is a variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $105 million in the second quarter of 2017 and approximately $235 million in the first six months of 2017 (approximately $100 million in the second quarter of 2016 and approximately $200 million in the first six months of 2016). The amount due to IMFT for product purchases and services provided was approximately $100 million as of July 1, 2017 (approximately $95 million as of December 31, 2016).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT. Except for the amount due to IMFT for product purchases and production-related services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of July 1, 2017. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Non-marketable Cost Method Investments
Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for phones. We agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of Beijing UniSpreadtrum Technology Ltd., a holding company under Tsinghua Unigroup. During 2015, we invested $966 million to complete the first phase of the equity investment and accounted for our interest using the cost method of accounting. During the second quarter of 2017, we reduced our expectation of the company's future operating performance due to competitive pressures, which resulted in an other-than-temporary impairment charge of $147 million.
Trading Assets
Net gains related to trading assets still held at the reporting date were $321 million in the second quarter of 2017 and $483 million in the first six months of 2017 (there were no net gains or losses related to trading assets still held at the reporting date in the second quarter of 2016 and $190 million of net gains in the first six months of 2016). Net losses on the related derivatives were $311 million in the second quarter of 2017 and $446 million in the first six months of 2017 (net losses of $184 million in the first six months of 2016).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Acquisitions and Divestitures
Pending Acquisition of Mobileye
During the first quarter of 2017, we entered into a definitive agreement to acquire Mobileye N.V. (Mobileye). Pursuant to the terms of the agreement, a wholly-owned subsidiary of Intel commenced a tender offer on April 5, 2017 to acquire all of the issued and outstanding ordinary shares of Mobileye for $63.54 per share in cash, representing a fully-diluted equity value of approximately $15.3 billion as of the date of the agreement. The transaction is expected to close during the third quarter of 2017, pending satisfaction of all closing conditions. Mobileye is a global leader in the development of computer vision and machine learning, data analysis, localization and mapping for advanced driver assistance systems and autonomous driving. This acquisition will combine Mobileye’s leading computer vision expertise with Intel’s high-performance computing and connectivity expertise to create automated driving solutions from cloud to car.
Divestiture of Intel Security Group
On September 7, 2016, we announced a definitive agreement with TPG VII Manta Holdings, L.P., now known as Manta Holdings, L.P. (TPG), to transfer certain assets and liabilities relating to ISecG to a newly formed, jointly-owned, separate cybersecurity company, called McAfee. The transaction closed on April 3, 2017.
Total consideration was $4.2 billion, consisting of $924 million in cash proceeds, $1.1 billion in the form of equity representing a 49% ownership interest in McAfee, and $2.2 billion in the form of promissory notes issued by McAfee and TPG. The promissory notes are classified as a loan receivable within other long-term assets. The notes accrue interest quarterly at an interest rate of three-month LIBOR plus 7.0% per annum and mature in 2020, but may be repaid early without penalty. The interest rate will increase by 0.5% every three months beginning in the first quarter of 2018. Additionally, McAfee may borrow $250 million on a line of credit provided by Intel. The line of credit will be closed when the notes are repaid.
The carrying amounts of the major classes of ISecG assets and liabilities as of the transaction close date included the following:

(In Millions)	Apr 3, 2017
Accounts receivable	$317
Goodwill	3,601
Identified intangible assets	965
Other assets	276
Total assets	$5,159

Deferred income	$1,553
Other liabilities	276
Total liabilities	$1,829
As of the transaction close date, we recognized a pre-tax gain of $387 million within "Interest and other, net," which is net of $507 million of currency translation adjustment losses reclassified from accumulated other comprehensive income (loss) associated with currency charges on the carrying values of ISecG goodwill and identified intangible assets. In addition, we recognized a tax expense of $822 million.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Identified Intangible Assets

	July 1, 2017
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$6,591	$(1,441)	$5,150
Acquisition-related customer relationships	1,340	(224)	1,116
Acquisition-related brands	79	(19)	60
Licensed technology and patents	3,184	(1,451)	1,733
Identified intangible assets subject to amortization	11,194	(3,135)	8,059
In-process research and development	808	—	808
Identified intangible assets not subject to amortization	808	—	808
Total identified intangible assets	$12,002	$(3,135)	$8,867

	December 31, 2016
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$7,405	$(1,836)	$5,569
Acquisition-related customer relationships	1,449	(260)	1,189
Acquisition-related brands	87	(21)	66
Licensed technology and patents	3,285	(1,423)	1,862
Identified intangible assets subject to amortization	12,226	(3,540)	8,686
In-process research and development	808	—	808
Identified intangible assets not subject to amortization	808	—	808
Total identified intangible assets	$13,034	$(3,540)	$9,494
Amortization expenses recorded in the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Acquisition-related developed technology	Cost of sales	$198	$235	$407	$470
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	33	82	68	165
Acquisition-related brands	Amortization of acquisition-related intangibles	4	7	7	14
Licensed technology and patents	Cost of sales	78	71	152	142
Total amortization expense		$313	$395	$634	$791
We expect future amortization expense for the next five years to be as follows:

(In Millions)	Remainder of 2017	2018	2019	2020	2021
Acquisition-related developed technology	$394	$784	$782	$750	$715
Acquisition-related customer relationships	67	122	121	119	119
Acquisition-related brands	7	13	13	13	14
Licensed technology and patents	132	231	219	194	179
Total future amortization expenses	$600	$1,150	$1,135	$1,076	$1,027

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 11: Other Long-Term Assets

(In Millions)	Jul 1, 2017	Dec 31, 2016
Equity method investments	$2,266	$1,328
Non-marketable cost method investments	2,719	3,098
Non-current deferred tax assets	753	907
Pre-payments for property, plant and equipment	422	347
Loans receivable	2,725	236
Reverse repurchase agreements	—	250
Other	1,121	993
Total other long-term assets	$10,006	$7,159
Note 12: Borrowings
Short-Term Debt

(In Millions)	Jul 1, 2017	Dec 31, 2016
Drafts payable	$13	$25
Current portion of long-term debt	4,125	4,618
Less: debt issuance costs associated with the current portion of long-term debt	(8)	(9)
Total short-term debt	$4,130	$4,634
Our current portion of long-term debt includes our 2009 junior subordinated convertible debentures due 2039 and our 2012 senior notes due 2017.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. This amount includes an increase of $5.0 billion in the authorization limit approved by our Board of Directors in April 2017.
During the second quarter of 2017, we repaid $500 million of our 1.75% senior notes that matured in May 2017.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Long-Term Debt
Our indebtedness is carried at amortized cost net of applicable hedge adjustments.

(In Millions)	Jul 1, 2017	Dec 31, 2016
Floating-rate senior notes:
$700, three-month LIBOR plus 0.08%, due May 2020	$700	$—
$800, three-month LIBOR plus 0.35%, due May 2022	800	—
Fixed-rate senior notes:
$500, 1.75%, due May 2017	—	501
$3,000, 1.35%, due December 2017	3,000	2,999
$600, 2.50%, due November 2018	603	604
A$250, 3.25%, due December 2019[1]	191	180
$1,000, 1.85%, due May 2020	1,000	—
$1,750, 2.45%, due July 2020	1,749	1,749
$500, 1.70%, due May 2021	499	499
$2,000, 3.30%, due October 2021	1,999	1,988
$750, 2.35%, due May 2022	748	—
$1,000, 3.10%, due July 2022	995	987
A$550, 4.00%, due December 2022[1]	419	394
$1,500, 2.70%, due December 2022	1,493	1,480
$400, 4.10%, due November 2023	422	424
$1,250, 2.88%, due May 2024	1,241	—
$600, 2.70%, due June 2024	600	—
$2,250, 3.70%, due July 2025	2,176	2,148
$1,000, 2.60%, due May 2026	995	983
$1,000, 3.15%, due May 2027	997	—
$750, 4.00%, due December 2032	745	745
$1,500, 4.80%, due October 2041	1,491	1,491
$925, 4.25%, due December 2042	924	924
$2,000, 4.90%, due July 2045	1,999	1,999
$1,007, 4.90%, due August 2045	1,005	995
$915, 4.70%, due December 2045	905	894
$1,250, 4.10%, due May 2046	1,243	1,243
$1,000, 4.10%, due May 2047	994	—
Junior subordinated convertible debentures:
$1,600, 2.95%, due December 2035	1,000	992
$2,000, 3.25%, due August 2039	1,126	1,118
Long-term debt	32,059	25,337
Less: current portion of long-term debt	(4,125)	(4,618)
Less: debt issuance costs	(79)	(70)
Total long-term debt	$27,855	$20,649

[1]
To manage foreign currency risk associated with the Australian-dollar-denominated notes issued in 2015, we entered into currency interest rate swaps with an aggregate notional amount of $577 million, which effectively converted these notes to U.S.-dollar-denominated notes. For further discussion on our currency interest rate swaps, see "Note 15: Derivative Financial Instruments."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the second quarter of 2017, we issued a total of $7.1 billion aggregate principal amount of senior notes. We intend to use the net proceeds from the offering of the notes for general corporate purposes, which may include refinancing of outstanding debt or repurchases of shares of our common stock.
Our senior floating rate notes pay interest quarterly and our senior fixed rate notes pay interest semiannually. We may redeem the fixed rate notes prior to their maturity at our option at specified redemption prices and subject to certain restrictions. The obligations under the notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and effectively rank junior to all liabilities of our subsidiaries.
Subsequent to the end of the second quarter of 2017, we gave notice of our intention to redeem the $1.0 billion, 4.90% senior notes due August 2045. The redemption date is August 11, 2017.
For further information on our debt instruments, see "Note 14: Borrowings" in Part II, Item 8 of our 2016 Form 10-K.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 13: Fair Value
For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see “Note 2: Accounting Policies" and "Note 15: Fair Value" in Part II, Item 8 of our 2016 Form 10-K.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	July 1, 2017				December 31, 2016
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$2,645	$—	$2,645	$—	$498	$—	$498
Financial institution instruments [1]	3,020	2,139	—	5,159	1,920	811	—	2,731
Government debt [2]	—	466	—	466	—	332	—	332
Reverse repurchase agreements	—	2,335	—	2,335	—	768	—	768
Short-term investments:
Corporate debt	—	1,654	6	1,660	—	1,332	6	1,338
Financial institution instruments [1]	—	1,221	—	1,221	—	1,603	—	1,603
Government debt [2]	—	277	—	277	—	284	—	284
Trading assets:
Asset-backed securities	—	22	—	22	—	87	—	87
Corporate debt	—	2,461	—	2,461	—	2,847	—	2,847
Financial institution instruments [1]	92	1,544	—	1,636	36	1,608	—	1,644
Government debt [2]	31	6,934	—	6,965	32	3,704	—	3,736
Other current assets:
Derivative assets	—	326	—	326	—	382	—	382
Loans receivable	—	86	—	86	—	326	—	326
Marketable equity securities	5,472	432	—	5,904	6,180	—	—	6,180
Other long-term investments:
Corporate debt	—	1,811	5	1,816	—	1,995	6	2,001
Financial institution instruments [1]	—	1,632	—	1,632	—	1,758	—	1,758
Government debt [2]	—	1,033	—	1,033	—	957	—	957
Other long-term assets:
Derivative assets	—	64	9	73	—	31	9	40
Loans receivable	—	525	—	525	—	236	—	236
Total assets measured and recorded at fair value	8,615	27,607	20	36,242	8,168	19,559	21	27,748
Liabilities
Other accrued liabilities:
Derivative liabilities	—	444	—	444	—	371	—	371
Other long-term liabilities:
Derivative liabilities	—	125	12	137	—	179	33	212
Total liabilities measured and recorded at fair value	$—	$569	$12	$581	$—	$550	$33	$583

[1]
Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.

[2]	Level 1 investments consist primarily of US Treasury securities. Level 2 investments consist primarily of US Agency notes and non-U.S. government debt.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

In the second quarter of 2017, we began assigning fair value hierarchy levels based on the underlying instrument type for our fixed income portfolio. We have reclassified prior period amounts to conform to the current period presentation.
Fair Value Option for Loans Receivable
As of July 1, 2017 and December 31, 2016, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
We classified non-marketable equity investments as Level 3. Impairments recognized on non-marketable equity investments held as of July 1, 2017 were $277 million during the second quarter of 2017 and $325 million during the first six months of 2017 ($57 million during the second quarter of 2016 and $84 million during the first six months of 2016 on non-marketable equity investments held as of July 2, 2016).
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	July 1, 2017
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$440	$—	$440	$—	$440
Loans receivable[1]	$2,465	$—	$2,465	$—	$2,465
Non-marketable cost method investments	$2,719	$—	$—	$3,457	$3,457
Reverse repurchase agreements	$250	$—	$250	$—	$250
Short-term debt	$4,117	$—	$4,697	$—	$4,697
Long-term debt	$27,855	$17,980	$11,630	$—	$29,610

[1]
Includes a loan receivable of $2.2 billion due from McAfee and TPG. The fair value of this loan receivable approximates its carrying value and we did not obtain or secure collateral against this obligation. For further information, see "Note 9: Acquisitions and Divestitures."

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 14: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2017 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 31, 2016	$2,164	$(259)	$(40)	$(1,240)	$(519)	$106
Other comprehensive income (loss) before reclassifications[1]	1,059	445	—	217	1	1,722
Amounts reclassified out of accumulated other comprehensive income	(1,046)	16	(12)	40	507	(495)
Tax effects	(4)	(130)	2	(27)	—	(159)
Other comprehensive income (loss)	9	331	(10)	230	508	1,068
July 1, 2017	$2,173	$72	$(50)	$(1,010)	$(11)	$1,174

[1]	In the second quarter of 2017, we froze future benefit accruals for our Ireland pension plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended		Six Months Ended
Comprehensive Income Components	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016	Location
Unrealized holding gains (losses)[1] on available-for-sale investments:
	$783	$403	$1,046	$488	Gains (losses) on equity investments, net
	783	403	1,046	488
Unrealized holding gains (losses) on derivatives:
Foreign currency contracts	(27)	(17)	(47)	(59)	Cost of sales
	2	7	(14)	(3)	Research and development
	(1)	3	(6)	(1)	Marketing, general and administrative
	12	11	16	11	Gains (losses) on equity investments, net
	(3)	(17)	35	17	Interest and other, net
	(17)	(13)	(16)	(35)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	14	(2)	12	(4)
Actuarial gains (losses)	(18)	(14)	(40)	(26)
	(4)	(16)	(28)	(30)
Currency translation adjustment	(507)	—	(507)	—	Interest and other, net
Total amounts reclassified out of accumulated other comprehensive income (loss)	$255	$374	$495	$423

[1]	We determine the cost of the investment sold based on an average cost basis at the individual security level.
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see "Note 18: Retirement Benefit Plans" in Part II, Item 8 of our 2016 Form 10-K.
We estimate that we will reclassify approximately $76 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
During the second quarter of 2017, we reclassified approximately $507 million (before taxes) of currency translation adjustment losses included in accumulated other comprehensive income (loss) into earnings as a result of our divestiture of ISecG. For more information see "Note 9: Acquisitions and Divestitures."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 15: Derivative Financial Instruments
For further information on our derivative policies, see “Note 2: Accounting Policies" in Part II, Item 8 of our 2016 Form 10-K.
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jul 1, 2017	Dec 31, 2016	Jul 2, 2016
Foreign currency contracts	$20,861	$17,960	$18,682
Interest rate contracts	16,781	14,228	10,039
Other	1,396	1,340	1,307
Total	$39,038	$33,528	$30,028
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	July 1, 2017		December 31, 2016
(In Millions)	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as hedging instruments:
Foreign currency contracts [3]	$283	$23	$21	$252
Interest rate contracts	12	114	3	187
Total derivatives designated as hedging instruments	295	137	24	439
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	83	421	374	114
Interest rate contracts	12	23	15	30
Other	9	—	9	—
Total derivatives not designated as hedging instruments	104	444	398	144
Total derivatives	$399	$581	$422	$583

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

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

	July 1, 2017
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$386	$—	$386	$(232)	$(135)	$19
Reverse repurchase agreements	2,585	—	2,585	—	(2,585)	—
Total assets	2,971	—	2,971	(232)	(2,720)	19
Liabilities:
Derivative liabilities subject to master netting arrangements	563	—	563	(232)	(303)	28
Total liabilities	$563	$—	$563	$(232)	$(303)	$28

	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$433	$—	$433	$(368)	$(42)	$23
Reverse repurchase agreements	1,018	—	1,018	—	(1,018)	—
Total assets	1,451	—	1,451	(368)	(1,060)	23
Liabilities:
Derivative liabilities subject to master netting arrangements	588	—	588	(368)	(201)	19
Total liabilities	$588	$—	$588	$(368)	$(201)	$19
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses, attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $180 million net gains in the second quarter of 2017 and $445 million net gains in the first six months of 2017 ($39 million net gains in the second quarter of 2016 and $282 million net gains in the first six months of 2016). Substantially all of our cash flow hedges are foreign currency contracts for the first six months of 2017 and 2016.
During the first six months of 2017 and 2016, hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 14: Other Comprehensive Income (Loss)."
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Interest rate contracts	$96	$60	$82	$222
Hedged items	(96)	(60)	(82)	(222)
Total	$—	$—	$—	$—
There was no ineffectiveness during all periods presented in the preceding table.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Foreign currency contracts	Interest and other, net	$(271)	$64	$(430)	$(174)
Interest rate contracts	Interest and other, net	1	(8)	(1)	(15)
Other	Various	38	6	95	18
Total		$(232)	$62	$(336)	$(171)
Note 16: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2017, stockholders approved an extension of the expiration date of the 2006 Equity Incentive Plan to June 2020 and approved an additional 33 million shares reserved for issuance under the plan. As of July 2, 2017, 217 million shares of common stock remained available for future grants.
Share-Based Compensation
Share-based compensation expense recognized was $328 million in the second quarter of 2017 and $725 million in the first six months of 2017 ($364 million in the second quarter of 2016 and $812 million in the first six months of 2016).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restricted Stock Unit Awards
Restricted stock unit activity in the first six months of 2017 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 31, 2016	106.8	$28.99
Granted	39.8	$34.51
Vested	(36.6)	$27.15
Forfeited	(9.3)	$29.82
July 1, 2017	100.7	$31.76
The aggregate fair value of awards that vested in the first six months of 2017 was $1.4 billion, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in first six months of 2017 was $994 million. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
Stock Purchase Plan
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. The 2006 Stock Purchase Plan has 157 million shares of common stock remaining through August 2021 for issuance.
Employees purchased 8 million shares of common stock in the first six months of 2017 for $235 million (9.2 million shares of common stock in the first six months of 2016 for $227 million) under the 2006 Stock Purchase Plan.
Note 17: Contingencies
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016. In October 2016, Advocate General Wahl, an advisor to the Court of Justice, issued a non-binding advisory opinion which favored Intel on a number of grounds. The Court of Justice has announced that it will issue its decision in September 2017.
Shareholder Derivative Litigation regarding In re High Tech Employee Antitrust Litigation
In March 2014, the Police Retirement System of St. Louis (PRSSL) filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, certain current and former members of our Board of Directors, and former officers. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, purported antitrust violations, which were alleged in a now-settled antitrust class action lawsuit captioned In re High Tech Employee Antitrust Litigation claiming that Intel, Adobe Systems Incorporated, Apple Inc., Google Inc., Intuit Inc., Lucasfilm Ltd., and Pixar conspired to suppress their employees’ compensation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In August 2015, the court granted our motion to dismiss the consolidated complaint. The plaintiffs thereafter filed a motion for reconsideration and a motion for new trial, both of which the court denied in October 2015. In November 2015, plaintiffs PRSSL and Templeton appealed the court's decision. The appeal is fully briefed, and we are waiting on a hearing date from the appellate court.
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
In April 2016, John Esposito filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, current members of our Board, and certain former officers and employees. Esposito made a demand on our Board in 2013 to investigate whether our officers or directors should be sued for their participation in the events described in In re High Tech Employee Antitrust Litigation. In November 2015, our Board decided not to take further action on Esposito’s demand based on the recommendation of the Audit Committee of the Board after its investigation of relevant facts and circumstances. Esposito seeks to set aside such decision, and alleges that the Board was not disinterested in making that decision and that the investigation was inadequate. In August 2016, Intel filed a motion to dismiss Esposito’s complaint. In November 2016, the court granted Intel’s motion to dismiss the case, without leave to amend. In March 2017, plaintiff filed a motion for fees. The court denied plaintiff’s fee motion in May 2017, and entered final judgment in this matter in June 2017. Esposito has 60 days to appeal the final judgment.

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
In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative, and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012, and entered final judgment in the case in February 2013. In April 2013, plaintiffs appealed the final judgment. The appeal is fully briefed, and we are waiting on a hearing date from the appellate court. Because the resolution of the appeal may materially impact the scope and nature of the proceeding, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.

Intel Corporation v. Future Link Systems, LLC
In March 2014, Intel filed a complaint against Future Link Systems, LLC (Future Link) in the United States District Court for the District of Delaware, requesting a declaratory judgment that Intel and its customers do not infringe any valid, enforceable claim of nine patents owned by Future Link. In July 2015, Future Link filed counterclaims against Intel alleging infringement of fifteen patents. Fact and expert discovery have concluded. As of the exchange of expert reports, Future Link alleges infringement of fourteen patents and past damages in the amount of approximately $9.9 billion. In June 2017, the court denied Intel’s Daubert motion to exclude opinions of Future Link’s damages experts, and Future Link’s Daubert motion to exclude opinions of Intel’s damages experts. The court has not yet ruled on numerous motions for summary judgment of certain claims filed by both Intel and Future Link. The court has scheduled a jury trial in September 2017, but the court has not yet ruled on the parties’ different proposals for which claims will be adjudicated in that trial. Given the procedural posture and the nature of this case, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute Future Link’s claims and intend to vigorously defend against them.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three and six months ended July 1, 2017 to the three and six months ended July 2, 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Obligations. Material changes, outside our ordinary course of business, to our significant contractual obligations as of December 31, 2016.
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

Overview
(Dollars in Billions, Except Per Share Amounts)

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In Q2 2017 we achieved revenue of $14.8 billion, an increase of $1.2 billion or 9% from Q2 2016. After adjusting for the divested Intel Security Group (ISecG), revenue grew 14% from a year ago. Compared to Q2 2016, our topline growth of $1.2 billion was primarily driven by strong performance of our Client Computing Group (CCG) and our data-centric businesses* also grew 16% year-on-year. Non-Volatile Memory Solutions Group (NSG) set record revenue of $874 million, up 58% from Q2 2016. Earnings per share were $0.58, up 31 cents on a year-on-year basis, primarily driven by the restructuring charges in Q2 2016 and the result of strong topline growth, partially offset by the impacts from the ISecG divestiture.

•
CCG had revenue of $8.2 billion, up 12% with platform volumes up 3% and platform average selling prices up 8% compared to Q2 2016. The PC market is slightly ahead of our expectations and we continue to see the worldwide supply chain operate at healthy levels.

•	Data Center Group (DCG) had revenue of $4.4 billion, up 9% with platform volumes up 7% and platform average selling prices up 1% compared to Q2 2016.

•	Gross margin of 61.6% was up 2.7 points compared to Q2 2016.

•
Research and development (R&D) plus marketing, general, and administrative (MG&A) spending for the quarter was $5.1 billion, flat from a year ago. R&D and MG&A were 34.7% of revenue, down approximately 3 points from Q2 2016. To increase efficiency as a company, we expect to continue reducing our spending as a percent of revenue and reach a spending target of approximately 30% of revenue by 2020.

•
Operating income for Q2 2017 was $3.8 billion, up 190% on a year-on-year basis. The tax rate for the quarter was 38.6%, up 18.2% compared to Q2 2016 due to the tax expense related to the divestiture of ISecG. Net income for Q2 2017 was $2.8 billion, up 111% from Q2 2016.

•
Our business continues to generate healthy cash flow with $4.7 billion of cash from operations in Q2 2017. During Q2 2017, we purchased $2.8 billion in capital assets, paid $1.3 billion in dividends, and used $1.3 billion to repurchase 36 million shares of stock.

We introduced the new Intel® Core™ X-series processor family in Q2 2017. Intel’s most scalable, accessible and powerful desktop platform to date, it includes the new Intel® Core™ i9 processor brand and the Intel® Core™ i9 Extreme Edition processor – the first consumer desktop CPU with 18 cores and 36 threads design.
In early Q3 2017, we launched the Intel® Xeon® Scalable Processors, formerly known as Skylake. The new product represents significant performance improvement over our prior generation products across a wide range of real-world workloads in data centers. We have already delivered more than 500 thousand units to over 30 customers through our early ship program.
During Q1 2017, we entered into a definitive agreement to acquire Mobileye N.V. (Mobileye). We expect the transaction to close during Q3 2017, pending satisfaction of all closing conditions. We intend to fund the acquisition with cash and proceeds from the sale of assets within our investment portfolio held by our non-U.S. subsidiaries.
* Data-centric businesses include DCG, Internet of Things Group (IOTG), NSG, Programmable Solutions Group (PSG), and all other.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

	Three Months Ended				Six Months Ended
	Q2 2017		Q2 2016		YTD 2017		YTD 2016
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$14,763	100.0%	$13,533	100.0%	$29,559	100.0%	$27,235	100.0%
Cost of sales	5,665	38.4%	5,560	41.1%	11,314	38.3%	11,132	40.9%
Gross margin	9,098	61.6%	7,973	58.9%	18,245	61.7%	16,103	59.1%
Research and development	3,275	22.2%	3,145	23.2%	6,601	22.3%	6,391	23.5%
Marketing, general and administrative	1,854	12.6%	2,007	14.8%	3,958	13.4%	4,233	15.5%
Restructuring and other charges	105	0.6%	1,414	10.5%	185	0.6%	1,414	5.1%
Amortization of acquisition-related intangibles	37	0.3%	89	0.7%	75	0.3%	179	0.7%
Operating income	3,827	25.9%	1,318	9.7%	7,426	25.1%	3,886	14.3%
Gains (losses) on equity investments, net	342	2.3%	478	3.5%	594	2.0%	500	1.8%
Interest and other, net	403	2.8%	(126)	(0.9)%	367	1.3%	(208)	(0.8)%
Income before taxes	4,572	31.0%	1,670	12.3%	8,387	28.4%	4,178	15.3%
Provision for taxes	1,764	12.0%	340	2.5%	2,615	8.9%	802	2.9%
Net income	$2,808	19.0%	$1,330	9.8%	$5,772	19.5%	$3,376	12.4%

Diluted earnings per common share	$0.58		$0.27		$1.19		$0.69
Net Revenue
Our net revenue in Q2 2017 increased by $1.2 billion, or 9%, compared to Q2 2016. The increase in revenue was driven by higher platform unit sales, up 5%, and higher platform average selling prices, up 6%, primarily from our notebook and DCG platforms. Additionally, revenue increased from our higher NSG revenue and CCG non-platform revenue. The increase in revenue was offset by $537 million from the Q2 2017 divestiture of ISecG.
Our net revenue for the first six months of 2017 increased by $2.3 billion, or 9%, compared to the first six months of 2016, which reflected an extra workweek. The higher revenue was driven by higher platform average selling prices, up 7%, and platform unit sales, primarily from our notebook and DCG platforms. Additionally, revenue increased from higher NSG and CCG non-platform revenue. The increase in revenue was offset by the Q2 2017 divestiture of ISecG and lower desktop platform unit sales.
Gross Margin
Our overall gross margin percentage was 61.6% in Q2 2017, up from 58.9% in Q2 2016, and was 61.7% in the first six months of 2017, up from 59.1% in the first six months of 2016. Our overall gross margin dollars in Q2 2017 increased by $1.1 billion, or 14.1%, compared to Q2 2016, and in the in the first six months of 2017 increased by $2.1 billion, or 13.3%, compared to the first six months of 2016. We derived most of our overall gross margin dollars from the sale of platforms in the CCG and DCG operating segments.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(In Millions)	Gross Margin Reconciliation
$9,098	Q2 2017 Gross Margin
990	Higher gross margin from platform revenue
370	Lower platform unit cost, primarily on 14nm cost improvement
200	Lower Altera and other acquisition-related charges
(305)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
(130)	Other
$7,973	Q2 2016 Gross Margin

(In Millions)	Gross Margin Reconciliation
$18,245	YTD 2017 Gross Margin
1,500	Higher gross margin from platform revenue
655	Lower platform unit cost, primarily on 14nm cost improvement
515	Lower Altera and other acquisition-related charges
(530)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
2	Other
$16,103	YTD 2016 Gross Margin
Client Computing Group

(Dollars in Millions)	Q2 2017	Q2 2016	% Change	YTD 2017	YTD 2016	% Change
Platform revenue	$7,634	$6,938	10%	$15,031	$14,137	6%
Other revenue	579	400	45%	1,158	750	54%
Net revenue	$8,213	$7,338	12%	$16,189	$14,887	9%
Operating income	$3,025	$1,911	58%	$6,056	$3,796	60%
CCG platform unit sales			3%			—%
CCG platform average selling prices			8%			7%
CCG revenue in Q2 2017 is up 12% compared to Q2 2016 due to strength in notebook and a richer mix of our high-performance platforms. The following results drove the change in CCG revenue:

(In Millions)	Revenue Reconciliation
$8,213	Q2 2017 CCG Revenue
541	Higher notebook platform unit sales, up 14%
251	Higher notebook platform average selling prices, up 6%, from mix of products
179	Higher CCG non-platform revenue, including modem products
(96)	Other
$7,338	Q2 2016 CCG Revenue

(In Millions)	Revenue Reconciliation
$16,189	YTD 2017 CCG Revenue
595	Higher notebook platform unit sales, up 7%
555	Higher notebook platform average selling prices, up 6%, from mix of products
408	Higher CCG non-platform revenue, including modem products
(290)	Lower desktop platform unit sales, down 4%
34	Other
$14,887	YTD 2016 CCG Revenue

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following results drove the change in CCG operating income:

(In Millions)	Operating Income Reconciliation
$3,025	Q2 2017 CCG Operating Income
615	Higher gross margin from CCG platform revenue
365	Lower CCG platform unit cost, primarily on 14nm cost improvement
145	Lower CCG spending and share of technology development and MG&A costs
(11)	Other
$1,911	Q2 2016 CCG Operating Income

(In Millions)	Operating Income Reconciliation
$6,056	YTD 2017 CCG Operating Income
870	Higher gross margin from CCG platform revenue
765	Lower CCG platform unit cost, primarily on 14nm cost improvement
450	Lower CCG spending and share of technology development and MG&A costs
175	Other
$3,796	YTD 2016 CCG Operating Income
Data Center Group

(Dollars in Millions)	Q2 2017	Q2 2016	% Change	YTD 2017	YTD 2016	% Change
Platform revenue	$4,026	$3,718	8%	$7,905	$7,425	6%
Other revenue	346	309	12%	699	601	16%
Net revenue	$4,372	$4,027	9%	$8,604	$8,026	7%
Operating income	$1,661	$1,765	(6)%	$3,148	$3,529	(11)%
DCG platform unit sales			7%			3%
DCG platform average selling prices			1%			4%
DCG revenue in Q2 2017 was up 9% compared to Q2 2016 based on growth in the cloud market segment, up 35%, and the communication market segment, up 17%, offset by weakness in the enterprise market segment, down 11%. The following results drove the change in DCG revenue:

(In Millions)	Revenue Reconciliation
$4,372	Q2 2017 DCG Revenue
259	Higher DCG platform unit sales, up 7%
86	Other
$4,027	Q2 2016 DCG Revenue

(In Millions)	Revenue Reconciliation
$8,604	YTD 2017 DCG Revenue
271	Higher DCG platform average selling prices, up 4%, from mix of processors
209	Higher DCG platform unit sales, up 3%
98	Other
$8,026	YTD 2016 DCG Revenue

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following results drove the change in DCG operating income:

(In Millions)	Operating Income Reconciliation
$1,661	Q2 2017 DCG Operating Income
275	Higher gross margin from DCG platform revenue
(210)	Higher DCG operating expense, primarily on increased share of technology development and MG&A costs
(220)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
51	Other
$1,765	Q2 2016 DCG Operating Income

(In Millions)	Operating Income Reconciliation
$3,148	YTD 2017 DCG Operating Income
455	Higher gross margin from DCG platform revenue
(370)	Higher DCG operating expense, primarily on increased share of technology development and MG&A costs
(410)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
(56)	Other
$3,529	YTD 2016 DCG Operating Income
Internet of Things Group

(Dollars in Millions)	Q2 2017	Q2 2016	% Change	YTD 2017	YTD 2016	% Change
Platform revenue	$614	$497	24%	$1,246	$1,068	17%
Other revenue	106	75	41%	195	155	26%
Net revenue	$720	$572	26%	$1,441	$1,223	18%
Operating income	$139	$89	56%	$244	$212	15%
The net revenue for the IOTG operating segment increased by $148 million in Q2 2017 compared to Q2 2016, driven by $96 million from higher IOTG platform unit sales and $21 million from higher IOTG platform average selling prices from richer mix of products sold. IOTG revenue grew across the industrial and video market segments.
The net revenue for the IOTG operating segment increased by $218 million in the first six months of 2017 compared to the first six months of 2016, driven by $123 million from higher IOTG platform average selling prices from richer mix of products, and $55 million from higher IOTG platform unit sales.
The operating income for the IOTG operating segment increased by $50 million in Q2 2017 compared to Q2 2016, and increased by $32 million in the first six months of 2017 compared to the first six months of 2016. Operating income increase was driven by higher gross margin from IOTG revenue, partially offset by higher investment in autonomous driving and increased share of technology development and MG&A costs.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Volatile Memory Solutions Group

(Dollars in Millions)	Q2 2017	Q2 2016	% Change	YTD 2017	YTD 2016	% Change
Net revenue	$874	$554	58%	$1,740	$1,111	57%
Operating income (loss)	$(110)	$(224)	51%	$(239)	$(319)	25%
The net revenue for the NSG operating segment increased by $320 million in Q2 2017 compared to Q2 2016, and increased by $629 million in the first six months of 2017 compared to the first six months of 2016. Net revenue increase was driven by higher SSD volume from market demand and our strength in data center. Increase was partially offset by lower average selling prices primarily from mix of products.
The operating loss for the NSG operating segment decreased by $114 million in Q2 2017 compared to Q2 2016, and decreased $80 million in the first six months of 2017 compared to the first six months of 2016. Operating loss decrease was driven by cost improvement as we continue to ramp our Dalian, China facility and higher 3D NAND mix, partially offset by lower gross margin from product mix changes and higher start-up costs on 3D Xpoint™ technology.
Programmable Solutions Group

(Dollars in Millions)	Q2 2017	Q2 2016	% Change	YTD 2017	YTD 2016	% Change
Net revenue	$440	$465	(5)%	$865	$824	5%
Operating income (loss)	$97	$(62)	n/m	$189	$(262)	172%
PSG had operating income in Q2 2017 and in the first six months of 2017 compared to an operating loss in Q2 2016 and in the first six months of 2016, primarily driven by acquisition-related charges, including deferred revenue write-down and inventory valuation adjustment in the first six months of 2016. Due to the revaluation of deferred revenue to fair value, we excluded revenue of $99 million and associated costs that would have created $64 million of operating income in the first six months of 2016. Additionally, we incurred approximately $161 million in Q2 2016, $387 million in the first six months of 2016 of additional cost of sales charges that would have been excluded from the operating results in the first six months of 2016 if the acquired inventory had not been remeasured to fair value upon acquisition and then sold to end customers, resulting in zero margin on that inventory for the period.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

(Dollars in Millions)	Q2 2017	Q2 2016	YTD 2017	YTD 2016
Research and development (R&D)	$3,275	$3,145	$6,601	$6,391
Marketing, general and administrative (MG&A)	$1,854	$2,007	$3,958	$4,233
R&D and MG&A as percentage of net revenue	34.7%	38.1%	35.7%	39.0%
Restructuring and other charges	$105	$1,414	$185	$1,414
Amortization of acquisition-related intangibles	$37	$89	$75	$179
Research and Development
R&D increased by $130 million, or 4%, in Q2 2017 compared to Q2 2016 and by $210 million, or 3%, in the first six months of 2017 compared to the first six months of 2016. These increases were driven by higher profit-dependent compensation due to an increase in net income, higher investments in growth areas, and higher process development costs for our 7nm process technology. Increases were partially offset by the ISecG divestiture and savings from our 2016 Restructuring Program. The increase in the first six months of 2017 was further offset by the impact of an extra work week in Q1 2016.
Marketing, General and Administrative
MG&A decreased by $153 million, or 8%, in Q2 2017 compared to Q2 2016 and by $275 million, or 6%, in the first six months of 2017 compared to the first six months of 2016. These decreases were driven by the ISecG divestiture, savings from our 2016 Restructuring Program, and lower acquisition-related charges, partially offset by higher profit-dependent compensation due to an increase in net income. The decrease in the first six months of 2017 was also impacted by an extra work week in Q1 2016.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges

(In Millions)	Q2 2017	Q2 2016	YTD 2017	YTD 2016
2016 Restructuring Program	$(42)	$1,414	$(53)	$1,414
Other charges	147	—	238	—
Total restructuring and other charges	$105	$1,414	$185	$1,414
2016 Restructuring Program. In Q2 2016, our management approved and commenced the 2016 Restructuring Program. The program was substantially completed during Q2 2017.
Other Charges. Other charges consist primarily of expenses associated with the divestiture of ISecG that was completed in Q2 2017.
For further information, see "Note 6: Restructuring and Other Charges" in Part I, Item 1 of this Form 10-Q.
Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q2 2017	Q2 2016	YTD 2017	YTD 2016
Gains (losses) on equity investments, net	$342	$478	$594	$500
Interest and other, net	$403	$(126)	$367	$(208)
Gains (losses) on equity investments, net
We recognized higher net realized gains on sales of a portion of our interest in ASML Holdings N.V. (ASML) of $796 million in Q2 2017 and $1.0 billion in the first six months of 2017 compared to $407 million in Q2 2016 and for the first six months of 2016. The higher net realized gains were partially offset by $555 million of impairment charges in Q2 2017.
Interest and other, net
We recognized an interest and other, net gain in Q2 2017 and for the first six months of 2017 compared to a net loss in Q2 2016 and for the first six months of 2016 primarily due to a $387 million gain on the divestiture of ISecG in Q2 2017. For the first six months of 2017, we also recognized higher interest income as compared to the first six months of 2016.
Provision for Taxes

(Dollars in Millions)	Q2 2017	Q2 2016	YTD 2017	YTD 2016
Income before taxes	$4,572	$1,670	$8,387	$4,178
Provision for taxes	$1,764	$340	$2,615	$802
Effective tax rate	38.6%	20.4%	31.2%	19.2%
A majority of the increase in our effective tax rate in Q2 2017 and the first six months of 2017 compared to Q2 2016 and the first six months of 2016 was driven by a $822 million tax expense due to the ISecG divestiture that occurred in Q2 2017.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Jul 1, 2017	Dec 31, 2016
Cash and cash equivalents, short-term investments, and trading assets	$25,929	$17,099
Other long-term investments	$4,481	$4,716
Loans receivable and other	$3,355	$996
Reverse repurchase agreements with original maturities greater than three months	$250	$250
Short-term and long-term debt	$31,985	$25,283
Temporary equity	$874	$882
Debt as percentage of permanent stockholders’ equity	46.6%	38.2%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity we include investments as shown in the preceding Liquidity and Capital Resources table. Most of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. This amount includes an increase of $5.0 billion in the authorization limit approved by our Board of Directors in April 2017. No commercial paper remained outstanding as of July 1, 2017. In Q2 2017, we issued a total of $7.1 billion aggregate principal amount of senior notes and intend to use the net proceeds from the offering of the notes for general corporate purposes, which may include refinancing of outstanding debt or repurchases of shares of our common stock.
As of July 1, 2017, $17.0 billion of our $25.9 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $17.0 billion held by our non-U.S. subsidiaries, approximately $3.0 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of July 1, 2017. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued. This amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
During Q1 2017, we entered into a definitive agreement to acquire Mobileye. Pursuant to the terms of the agreement, a wholly-owned subsidiary of Intel commenced a tender offer on April 5, 2017 to acquire all of the issued and outstanding ordinary shares of Mobileye for $63.54 per share in cash, representing a fully-diluted equity value of approximately $15.3 billion as of the date of the agreement. The transaction is expected to close during Q3 2017, pending satisfaction of all closing conditions. We intend to fund the acquisition with cash and proceeds from the sale of assets within our investment portfolio held by our non-U.S. subsidiaries.
During Q2 2017, we completed the divestiture of our ISecG business for total consideration of $4.2 billion. The consideration included cash proceeds of $924 million and $2.2 billion in the form of promissory notes. The notes are classified as a loan receivable. The notes accrue interest quarterly at an interest rate of three-month LIBOR plus 7.0% per annum and mature in 2020, but may be repaid early without penalty. The interest rate will escalate in Q1 2018 and every three months thereafter by 0.5% per annum. Additionally, McAfee may borrow $250 million on a line of credit provided by Intel. The line of credit will be closed when the notes are repaid.
Subsequent to the end of Q2 2017, we gave notice of our intention to redeem the $1.0 billion, 4.90% senior notes due August 2045. The redemption date is August 11, 2017.

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
In summary, our cash flows for each period were as follows:

	Six Months Ended
(In Millions)	Jul 1, 2017	Jul 2, 2016
Net cash provided by operating activities	$8,605	$7,900
Net cash used for investing activities	(4,216)	(19,690)
Net cash provided by (used for) financing activities	1,738	367
Net increase (decrease) in cash and cash equivalents	$6,127	$(11,423)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first six months of 2017 compared to the first six months of 2016, the $705 million increase in cash provided by operations was primarily due to higher net income. This increase was partially offset by adjustment to net income for non-cash items, primarily driven by restructuring charges in 2016, as well as changes in working capital.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for the first six months of 2017 compared to the first six months of 2016, primarily due to our acquisition of Altera in 2016, higher net cash inflows from available-for-sale investments activity, and proceeds from our divestiture of ISecG in 2017. This activity was partially offset by higher capital expenditures in 2017.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash provided by financing activities was higher in the first six months of 2017 compared to the first six months of 2016 primarily due higher issuances of long-term debt in 2017. This increase was partially offset by issuances of commercial paper in 2016 and higher 2017 repurchases of common stock and repayment of long-term debt.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
During Q2 2017, we issued $7.1 billion in aggregate principal amount of senior unsecured notes. Our remaining total cash payments (including anticipated interest payments on fixed rate debt that are not recorded on the consolidated condensed balance sheets, and excluding interest payments relating to our floating rate debt) over the life of these long-term debt obligations are expected to be approximately $9.2 billion. For further information, see "Note 12: Borrowings" in the notes to consolidated condensed financial statements on this Form 10-Q.
Pending Acquisition of Mobileye
During Q1 2017, we entered into a definitive agreement to acquire Mobileye. Pursuant to the terms of the agreement, a wholly-owned subsidiary of Intel commenced a tender offer on April 5, 2017 to acquire all of the issued and outstanding ordinary shares of Mobileye for $63.54 per share in cash, representing a fully-diluted equity value of approximately $15.3 billion as of the date of the agreement. The transaction is expected to close in Q3 2017, pending satisfaction of all closing conditions. For further information, see "Note 9: Acquisitions and Divestitures" in the notes to consolidated condensed financial statements on this Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
We have an ongoing authorization (originally adopted in 2005 and subsequently amended) to repurchase shares of our common stock in open market or negotiated transactions. As of July 1, 2017, we were authorized to repurchase up to $75.0 billion, of which $14.2 billion remained available. This amount includes an increase of $10.0 billion in the authorization limit approved by our Board of Directors in April 2017.
Common stock repurchase activity under our repurchase program during the second quarter of 2017 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
April 2, 2017 - April 29, 2017	10.2	$36.14	$15,168
April 30, 2017 - May 27, 2017	11.1	$36.06	$14,768
May 28, 2017 - July 1, 2017	16.3	$35.08	$14,198
Total	37.6	$35.66

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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 21, 2016	8-K	000-06217	3.2	1/26/2016
4.1	Ninth Supplemental Indenture to Open-Ended Indenture, dated as of May 11, 2017, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	5/11/2017
4.2	Tenth Supplemental Indenture to Open-Ended Indenture, dated as of June 16, 2017, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	6/16/2017
10.1*	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 18, 2017					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
 Intel, the Intel logo, Intel Core, Intel Optane, Xeon and 3D XPoint are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 27, 2017	By:	/s/ ROBERT H. SWAN
Robert H. Swan
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer