Form 10-Q
period 2017-09-30
INTEL CORP
filed 2017-10-26
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of September 30, 2017
Common stock, $0.001 par value	4,680 million

INTEL CORPORATION

FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2017

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2016, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of October 26, 2017. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Net revenue	$16,149	$15,778	$45,708	$43,013
Cost of sales	6,092	5,795	17,406	16,927
Gross margin	10,057	9,983	28,302	26,086
Research and development	3,223	3,069	9,824	9,460
Marketing, general and administrative	1,666	2,006	5,624	6,239
Restructuring and other charges	4	372	189	1,786
Amortization of acquisition-related intangibles	49	74	124	253
Operating expenses	4,942	5,521	15,761	17,738
Operating income	5,115	4,462	12,541	8,348
Gains (losses) on equity investments, net	846	(12)	1,440	488
Interest and other, net	(31)	(132)	336	(340)
Income before taxes	5,930	4,318	14,317	8,496
Provision for taxes	1,414	940	4,029	1,742
Net income	$4,516	$3,378	$10,288	$6,754
Basic earnings per share of common stock	$0.96	$0.71	$2.19	$1.43
Diluted earnings per share of common stock	$0.94	$0.69	$2.12	$1.39
Cash dividends declared per share of common stock	$0.5450	$0.5200	$1.0775	$1.0400
Weighted average shares of common stock outstanding:
Basic	4,688	4,734	4,707	4,728
Diluted	4,821	4,877	4,849	4,872
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Net income	$4,516	$3,378	$10,288	$6,754
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on available-for-sale investments	399	412	408	357
Deferred tax asset valuation allowance	—	(2)	—	(5)
Net unrealized holding gains (losses) on derivatives	19	61	350	274
Net prior service (costs) credits	2	1	(8)	4
Actuarial valuation	11	10	241	(289)
Net foreign currency translation adjustment	5	(2)	513	(1)
Other comprehensive income (loss)	436	480	1,504	340
Total comprehensive income	$4,952	$3,858	$11,792	$7,094
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Sep 30, 2017	Dec 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,075	$5,560
Short-term investments	1,446	3,225
Trading assets	6,983	8,314
Accounts receivable, net	5,954	4,690
Inventories	6,929	5,553
Assets held for sale	—	5,210
Other current assets	2,767	2,956
Total current assets	33,154	35,508
Property, plant and equipment, net of accumulated depreciation of $58,048 ($53,934 as of December 31, 2016)	39,472	36,171
Marketable equity securities	6,059	6,180
Other long-term investments	3,844	4,716
Goodwill	24,389	14,099
Identified intangible assets, net	13,058	9,494
Other long-term assets	7,112	7,159
Total assets	$127,088	$113,327
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$4,142	$4,634
Accounts payable	3,554	2,475
Accrued compensation and benefits	2,805	3,465
Accrued advertising	892	810
Deferred income	1,706	1,718
Liabilities held for sale	—	1,920
Other accrued liabilities	7,590	5,280
Total current liabilities	20,689	20,302
Long-term debt	27,498	20,649
Long-term deferred tax liabilities	2,943	1,730
Other long-term liabilities	4,152	3,538
Contingencies (Note 18)
Temporary equity	870	882
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,680 issued and outstanding (4,730 issued and outstanding as of December 31, 2016)	26,547	25,373
Accumulated other comprehensive income (loss)	1,610	106
Retained earnings	42,779	40,747
Total stockholders’ equity	70,936	66,226
Total liabilities, temporary equity, and stockholders’ equity	$127,088	$113,327
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016
Cash and cash equivalents, beginning of period	$5,560	$15,308
Cash flows provided by (used for) operating activities:
Net income	10,288	6,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,990	4,684
Share-based compensation	1,051	1,136
Restructuring and other charges	189	1,786
Amortization of intangibles	999	1,176
(Gains) losses on equity investments, net	(1,372)	(414)
(Gains) losses on divestitures	(387)	—
Deferred taxes	570	(188)
Changes in assets and liabilities:[1]
Accounts receivable	(1,128)	(100)
Inventories	(1,245)	(118)
Accounts payable	171	188
Accrued compensation and benefits	(551)	(1,874)
Income taxes payable and receivable	979	961
Other assets and liabilities	315	(333)
Total adjustments	4,581	6,904
Net cash provided by operating activities	14,869	13,658
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(7,709)	(6,095)
Acquisitions, net of cash acquired	(14,499)	(15,151)
Purchases of available-for-sale investments	(1,977)	(7,962)
Sales of available-for-sale investments	4,610	3,793
Maturities of available-for-sale investments	3,488	4,928
Purchases of trading assets	(9,792)	(9,953)
Maturities and sales of trading assets	11,806	7,867
Investments in loans receivable and reverse repurchase agreements	—	(223)
Collection of loans receivable and reverse repurchase agreements	250	911
Investments in non-marketable equity investments	(726)	(893)
Proceeds from divestitures	3,124	—
Other investing	893	405
Net cash used for investing activities	(10,532)	(22,373)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(5)	426
Issuance of long-term debt, net of issuance costs	7,716	2,734
Repayment of debt	(1,502)	—
Proceeds from sales of common stock through employee equity incentive plans	637	1,024
Repurchase of common stock	(3,611)	(2,054)
Restricted stock unit withholdings	(424)	(434)
Payment of dividends to stockholders	(3,794)	(3,692)
Other financing	161	155
Net cash provided by (used for) financing activities	(822)	(1,841)
Net increase (decrease) in cash and cash equivalents	3,515	(10,556)
Cash and cash equivalents, end of period	$9,075	$4,752

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$1,736	$1,505
Non-marketable equity investment in McAfee from divestiture	$1,078	$—
Cash paid during the period for:
Interest, net of capitalized interest and interest rate swap payments/receipts	$386	$472
Income taxes, net of refunds	$2,328	$843

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
Note 2: Accounting Policies
Advertising
Through cooperative advertising programs, such as our Intel Inside® program, we reimburse customers for marketing activities for certain of our products. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative (MG&A) expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid to customers over the fair value of the advertising benefit we receive as a reduction in revenue.
We are transitioning customers from the current offerings under the Intel Inside® program to cooperative advertising offerings more tailored to customers and their marketing audiences. In the second half of 2017, we are recording cooperative advertising costs as a reduction of revenue as we no longer meet the criteria for recording these expenses within MG&A.
Note 3: Recent Accounting Standards
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
Financial Instruments - Recognition and Measurement.  Requires changes to the accounting for financial instruments that primarily affect equity securities, financial liabilities measured using the fair value option, and the presentation and disclosure requirements for such instruments.

Effective in the first quarter of 2018.

Changes to our marketable equity securities are required to be adopted using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. A cumulative-effect adjustment equal to the balance of unrealized gains or losses in accumulated other comprehensive income (loss) for these securities as of December 31, 2017 will be recorded to retained earnings in the period of adoption. Due to fluctuations in our portfolio, the precise impact from adopting the standard will not be known until December 31, 2017.

Since management has elected to apply the measurement alternative to non-marketable equity securities, changes to these securities are adopted prospectively.

Marketable equity securities previously classified as available-for-sale equity investments will be measured and recorded at fair value with changes in fair value recorded through the income statement.

All non-marketable equity securities formerly classified as cost method investments will be measured and recorded using the measurement alternative upon adoption. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes. Adjustments resulting from impairments and observable price changes will be recorded in the income statement.

Beginning in the first quarter of 2018, in accordance with the standard, fair value measurement and hierarchy disclosures will no longer be provided for equity securities measured using the measurement alternative. In addition, the existing impairment model will be replaced with a new one-step qualitative impairment model. No initial adoption adjustment will be recorded for these instruments since the standard is required to be applied prospectively for securities measured using the measurement alternative.

We are finalizing our impact assessment and changes to our accounting policies and financial statement disclosures.

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
In the third quarter of 2017, we completed our tender offer for the outstanding ordinary shares of Mobileye B.V. (Mobileye), formerly known as Mobileye N.V. In the second quarter of 2017, we completed the planned divestiture of Intel Security Group (ISecG). The results are reported within the "all other" category. See "Note 10: Acquisitions and Divestitures" for additional information.
The “all other” category includes revenue, expenses, and charges such as:

•	results of operations from non-reportable segments;

•	amounts included within restructuring and other charges;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	historical results of operations of divested businesses;

•	results of operations of start-up businesses that support our initiatives, including our foundry business; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
The Chief Operating Decision Maker (CODM), which is our Chief Executive Officer (CEO), does not evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except for these differences, the accounting policies for segment reporting are the same as for Intel as a whole.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Net revenue:
Client Computing Group
Platform	$8,132	$8,258	$23,163	$22,395
Other	728	634	1,886	1,384
	8,860	8,892	25,049	23,779
Data Center Group
Platform	4,439	4,164	12,344	11,589
Other	439	378	1,138	979
	4,878	4,542	13,482	12,568
Internet of Things Group
Platform	680	605	1,926	1,673
Other	169	84	364	239
	849	689	2,290	1,912
Non-Volatile Memory Solutions Group	891	649	2,631	1,760
Programmable Solutions Group	469	425	1,334	1,249
All other	202	581	922	1,745
Total net revenue	$16,149	$15,778	$45,708	$43,013
Operating income (loss):
Client Computing Group	$3,600	$3,327	$9,656	$7,123
Data Center Group	2,255	2,110	5,403	5,639
Internet of Things Group	146	191	390	403
Non-Volatile Memory Solutions Group	(52)	(134)	(291)	(453)
Programmable Solutions Group	113	78	302	(184)
All other	(947)	(1,110)	(2,919)	(4,180)
Total operating income	$5,115	$4,462	$12,541	$8,348

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

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Net income available to common stockholders	$4,516	$3,378	$10,288	$6,754
Weighted average shares of common stock outstanding—basic	4,688	4,734	4,707	4,728
Dilutive effect of employee equity incentive plans	34	47	43	54
Dilutive effect of convertible debt	99	96	99	90
Weighted average shares of common stock outstanding—diluted	4,821	4,877	4,849	4,872
Basic earnings per share of common stock	$0.96	$0.71	$2.19	$1.43
Diluted earnings per share of common stock	$0.94	$0.69	$2.12	$1.39
Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units (RSUs), and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive shares of common stock for our 2005 debentures are determined by applying the if-converted method. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive shares of common stock are determined by applying the treasury stock method.
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
Note 6: Other Financial Statement Details
Inventories

(In Millions)	Sep 30, 2017	Dec 31, 2016
Raw materials	$1,115	$695
Work in process	3,965	3,190
Finished goods	1,849	1,668
Total inventories	$6,929	$5,553
Deferred Income

(In Millions)	Sep 30, 2017	Dec 31, 2016
Deferred income on shipments of components to distributors	$1,530	$1,475
Deferred income from software, services and other	176	243
Current deferred income	$1,706	$1,718

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Gains (Losses) on Equity Investments, Net
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Share of equity method investee losses, net	$(110)	$(10)	$(129)	$(30)
Impairments	(10)	(48)	(613)	(137)
Gains on sales, net	944	38	2,020	553
Dividends	—	—	68	74
Other, net	22	8	94	28
Total gains (losses) on equity investments, net	$846	$(12)	$1,440	$488
Interest and Other, Net
The components of interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Interest income	$137	$56	$349	$159
Interest expense	(191)	(180)	(493)	(575)
Other, net	23	(8)	480	76
Total interest and other, net	$(31)	$(132)	$336	$(340)
Interest expense in the preceding table is net of $77 million of interest capitalized in the third quarter of 2017 and $212 million in the first nine months of 2017 ($36 million in the third quarter of 2016 and $82 million in the first nine months of 2016).
Note 7: Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
2016 Restructuring Program	$2	$349	$(51)	$1,763
Other charges	2	23	240	23
Total restructuring and other charges	$4	$372	$189	$1,786
2016 Restructuring Program
In the second quarter of 2017, we substantially completed the 2016 Restructuring Program. For further information, see "Note 7: Restructuring and Other Charges" in Part II, Item 8 of our 2016 Form 10-K.
Restructuring and other charges by type for the 2016 Restructuring Program for the period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Employee severance and benefit arrangements	$(2)	$338	$(72)	$1,752
Pension settlement charges	—	10	—	10
Asset impairment and other charges	4	1	21	1
Total restructuring and other charges	$2	$349	$(51)	$1,763

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restructuring and other activity for the 2016 Restructuring Program for the first nine months of 2017 was as follows:

(In Millions)	Employee Severance and Benefits	Asset Impairments and Other	Total
Accrued restructuring balance as of December 31, 2016	$585	$10	$595
Additional accruals	—	21	21
Adjustments	(72)	—	(72)
Cash payments	(282)	(25)	(307)
Non-cash settlements	—	(2)	(2)
Accrued restructuring balance as of September 30, 2017	$231	$4	$235
A substantial majority of the accrued restructuring balance as of September 30, 2017 is expected to be paid within the next 12 months and was recorded within accrued compensation and benefits. Restructuring actions related to this program that were approved in 2016 impacted approximately 15,000 employees.
Other charges

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
ISecG separation costs	$1	$23	$144	$23
Other	1	—	96	—
Total other charges	$2	$23	$240	$23
Note 8: Income Taxes
Our effective income tax rate was 28.1% in the first nine months of 2017 compared to 20.5% in the first nine months of 2016. A majority of the increase in the effective rate was attributable to the $822 million tax expense due to our divestiture of ISecG.
Note 9: Investments
Available-for-Sale Investments

	September 30, 2017				December 31, 2016
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$2,603	$12	$(7)	$2,608	$3,847	$4	$(14)	$3,837
Financial institution instruments	7,709	6	(4)	7,711	6,098	5	(11)	6,092
Government debt	986	3	(3)	986	1,581	—	(8)	1,573
Marketable equity securities	2,101	3,958	—	6,059	2,818	3,363	(1)	6,180
Total available-for-sale investments	$13,399	$3,979	$(14)	$17,364	$14,344	$3,372	$(34)	$17,682
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of September 30, 2017 (most time deposits were issued by institutions outside the U.S. as of December 31, 2016).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

During the third quarter of 2017, we sold available-for sale investments for proceeds of $2.9 billion ($195 million in the third quarter of 2016). During the first nine months of 2017, we sold available-for-sale investments for proceeds of $4.7 billion ($4.0 billion in the first nine months of 2016). The gross realized gains on sales of available-for-sale investments were $927 million in the third quarter of 2017 and $2.0 billion in the first nine months of 2017 ($41 million in the third quarter of 2016 and $538 million in the first nine months of 2016).
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
The fair value of available-for-sale debt investments, by contractual maturity, as of September 30, 2017, were as follows:

(In Millions)	Fair Value
Due in 1 year or less	$3,314
Due in 1–2 years	1,573
Due in 2–5 years	2,200
Due after 5 years	71
Instruments not due at a single maturity date	4,147
Total	$11,305
Equity Method Investments
McAfee
In the second quarter of 2017, we closed our divestiture of the ISecG business and retained a 49% interest in McAfee as partial consideration. Our investment is accounted for under the equity method of accounting and is classified within other long-term assets. In the third quarter of 2017, we received a $735 million dividend from McAfee and recorded our share of equity method investee losses. The carrying value of our investment was $257 million as of September 30, 2017. For further information related to the divestiture of the ISecG business, see "Note 10: Acquisitions and Divestitures".
IM Flash Technologies, LLC
Since the inception of IM Flash Technologies, LLC (IMFT) in 2006, Micron Technology, Inc. (Micron) and Intel have jointly developed NAND flash memory and, most recently, 3D XPoint™ technology products. Intel also purchases jointly developed products directly from Micron under certain supply agreements.
As of September 30, 2017, we own a 49% interest in IMFT. The carrying value of our investment was $855 million as of September 30, 2017 ($849 million as of December 31, 2016) and is classified within other long-term assets.
IMFT is a variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $115 million in the third quarter of 2017 and approximately $350 million in the first nine months of 2017 (approximately $115 million in the third quarter of 2016 and approximately $315 million in the first nine months of 2016). The amount due to IMFT for product purchases and services provided was approximately $73 million as of September 30, 2017 (approximately $95 million as of December 31, 2016).
IMFT depends on Micron and Intel for any additional cash needs. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT. Except for the amount due to IMFT for product purchases and production-related services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in this joint venture as of September 30, 2017. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

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
Trading Assets
Net gains related to trading assets still held at the reporting date were $81 million in the third quarter of 2017 and $433 million in the first nine months of 2017 (there were $72 million net gains related to trading assets still held at the reporting date in the third quarter of 2016 and $245 million of net gains in the first nine months of 2016). Net losses on the related derivatives were $75 million in the third quarter of 2017 and $402 million in the first nine months of 2017 (net losses of $54 million in the third quarter of 2016 and $224 million in the first nine months of 2016).
Note 10: Acquisitions and Divestitures
Acquisition of Mobileye
On August 21, 2017, we completed our tender offer for all of the outstanding ordinary shares of Mobileye, a global leader in the development of computer vision and machine learning, data analysis, localization and mapping for advanced driver assistance systems and autonomous driving. This acquisition combines Mobileye's leading computer vision expertise with Intel’s high-performance computing and connectivity expertise to create automated driving solutions from car to cloud. The combination is expected to accelerate innovation for the automotive industry and position Intel as a leading technology provider in the fast-growing market for highly and fully autonomous vehicles. The transaction also extends Intel’s strategy to invest in data-intensive market opportunities that build on our strengths in computing and connectivity from the cloud, through the network, to the device.
As of the completion of the tender offer, we acquired substantially all of the outstanding ordinary shares of Mobileye. We acquired 84.4% of the outstanding shares on August 8, 2017 and 97.3% as of August 21, 2017, and we intend to acquire all remaining outstanding shares. We have reflected the acquisition of the additional outstanding shares and reduction to the noncontrolling interest by $1.8 billion in the tables below.
Total consideration to acquire Mobileye was $14.5 billion (net of $366 million of cash and cash equivalents acquired).
The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of Mobileye were recognized as follows:

(In Millions)
Short-term investments and marketable securities	$370
Tangible assets	227
Goodwill	10,278
Identified intangible assets	4,482
Current liabilities	(69)
Deferred tax liabilities and other	(418)
Noncontrolling interest	(375)
Total	$14,495
We assumed outstanding unvested Mobileye stock options and RSUs granted under two Mobileye equity plans. We will not grant additional equity awards under these two Mobileye equity plans. In connection with the acquisition, we recognized share-based compensation expense of $71 million for cash-settled awards.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The preliminary allocation of the purchase price was based upon estimates and assumptions that are subject to change within the one year measurement period. The primary areas of the purchase price allocation that are not yet finalized are certain tax matters, identification of contingencies, and goodwill.
The fair value of the noncontrolling interest was determined based on the quoted share price of Mobileye as of August 8, 2017, and the remaining outstanding shares that constitute the noncontrolling interest. We recorded the noncontrolling interest as a component of equity.
Goodwill of $10.3 billion arising from the acquisition is attributed to the expected synergies and other benefits that will be generated from the combination of Intel and Mobileye. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. The goodwill recognized from the acquisition is included within "all other."
The identified intangible assets assumed in the acquisition of Mobileye were recognized as follows:

	Fair Value (In Millions)	Weighted Average Estimated Useful Life (In Years)
Developed technology	$2,346	9
Customer relationships	713	12
Brands	64	10
Identified intangible assets subject to amortization	3,123
In-process research and development	1,359
Identified intangible assets not subject to amortization	1,359
Total identified intangible assets	$4,482
Acquired developed technology represents the fair value of Mobileye products that have reached technological feasibility and are a part of Mobileye’s product offerings, as opposed to in-process research and development which represents the fair value of products that have not reached technological feasibility. Customer relationships represent the fair values of the underlying relationships and agreements with Mobileye’s customers.
Divestiture of Intel Security Group
On April 3, 2017, we closed the transaction with TPG VII Manta Holdings, L.P., now known as Manta Holdings, L.P. (TPG), transferring certain assets and liabilities relating to ISecG to a newly formed, jointly-owned, separate cybersecurity company called McAfee.
Total consideration received was $4.2 billion, consisting of $924 million in cash proceeds, $1.1 billion in the form of equity representing a 49% ownership interest in McAfee, and $2.2 billion in the form of promissory notes issued by McAfee and TPG. During the third quarter of 2017, McAfee and TPG repaid the $2.2 billion of promissory notes, which are included within proceeds from divestiture.
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
Note 11: Identified Intangible Assets
As a result of our acquisition of Mobileye during the third quarter of 2017, we recorded $4.5 billion of identified intangible assets. For further information about these acquired identified intangible assets, see "Note 10: Acquisitions and Divestitures."

	September 30, 2017
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$8,937	$(1,686)	$7,251
Acquisition-related customer relationships	2,052	(265)	1,787
Acquisition-related brands	143	(24)	119
Licensed technology and patents	3,237	(1,504)	1,733
Identified intangible assets subject to amortization	14,369	(3,479)	10,890
In-process research and development	2,168	—	2,168
Identified intangible assets not subject to amortization	2,168	—	2,168
Total identified intangible assets	$16,537	$(3,479)	$13,058

	December 31, 2016
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$7,405	$(1,836)	$5,569
Acquisition-related customer relationships	1,449	(260)	1,189
Acquisition-related brands	87	(21)	66
Licensed technology and patents	3,285	(1,423)	1,862
Identified intangible assets subject to amortization	12,226	(3,540)	8,686
In-process research and development	808	—	808
Identified intangible assets not subject to amortization	808	—	808
Total identified intangible assets	$13,034	$(3,540)	$9,494
Amortization expenses recorded in the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Acquisition-related developed technology	Cost of sales	$243	$235	$650	$705
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	45	69	113	234
Acquisition-related brands	Amortization of acquisition-related intangibles	4	5	11	19
Licensed technology and patents	Cost of sales	73	76	225	218
Total amortization expense		$365	$385	$999	$1,176

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We expect future amortization expense for the next five years to be as follows:

(In Millions)	Remainder of 2017	2018	2019	2020	2021
Acquisition-related developed technology	$262	$1,045	$1,043	$1,011	$976
Acquisition-related customer relationships	48	181	180	179	179
Acquisition-related brands	5	20	20	20	20
Licensed technology and patents	61	239	227	202	187
Total future amortization expenses	$376	$1,485	$1,470	$1,412	$1,362
Note 12: Other Long-Term Assets

(In Millions)	Sep 30, 2017	Dec 31, 2016
Equity method investments	$1,406	$1,328
Non-marketable cost method investments	2,719	3,098
Non-current deferred tax assets	789	907
Pre-payments for property, plant and equipment	468	347
Loans receivable	543	236
Reverse repurchase agreements	—	250
Other	1,187	993
Total other long-term assets	$7,112	$7,159
Note 13: Borrowings
Short-Term Debt

(In Millions)	Sep 30, 2017	Dec 31, 2016
Drafts payable	$21	$25
Current portion of long-term debt	4,129	4,618
Less: debt issuance costs associated with the current portion of long-term debt	(8)	(9)
Total short-term debt	$4,142	$4,634
Our current portion of long-term debt includes our 2009 junior subordinated convertible debentures due 2039.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. This amount includes an increase of $5.0 billion in the authorization limit approved by our Board of Directors in April 2017.
During the second quarter of 2017, we repaid $500 million of our 1.75% senior notes that matured in May 2017.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Long-Term Debt
Our indebtedness is carried at amortized cost net of applicable hedge adjustments.

(In Millions)	Sep 30, 2017	Dec 31, 2016
Floating-rate senior notes:
$700, three-month LIBOR plus 0.08%, due May 2020	$700	$—
$800, three-month LIBOR plus 0.35%, due May 2022	800	—
Fixed-rate senior notes:
$500, 1.75%, due May 2017	—	501
$3,000, 1.35%, due December 2017	3,000	2,999
$600, 2.50%, due November 2018	602	604
A$250, 3.25%, due December 2019[1]	196	180
$1,000, 1.85%, due May 2020	1,000	—
$1,750, 2.45%, due July 2020	1,749	1,749
$500, 1.70%, due May 2021	499	499
$2,000, 3.30%, due October 2021	1,995	1,988
$750, 2.35%, due May 2022	747	—
$1,000, 3.10%, due July 2022	994	987
A$550, 4.00%, due December 2022[1]	431	394
$1,500, 2.70%, due December 2022	1,491	1,480
$400, 4.10%, due November 2023	421	424
$1,250, 2.88%, due May 2024	1,242	—
$600, 2.70%, due June 2024	596	—
$2,250, 3.70%, due July 2025	2,177	2,148
$1,000, 2.60%, due May 2026	993	983
$1,000, 3.15%, due May 2027	991	—
$750, 4.00%, due December 2032	745	745
$1,500, 4.80%, due October 2041	1,491	1,491
$925, 4.25%, due December 2042	924	924
$2,000, 4.90%, due July 2045	1,999	1,999
$1,007, 4.90%, due August 2045	—	995
$915, 4.70%, due December 2045	910	894
$1,250, 4.10%, due May 2046	1,243	1,243
$1,000, 4.10%, due May 2047	994	—
$640, 4.10%, due August 2047	638	—
Junior subordinated convertible debentures:
$1,600, 2.95%, due December 2035	1,004	992
$2,000, 3.25%, due August 2039	1,130	1,118
Long-term debt	31,702	25,337
Less: current portion of long-term debt	(4,129)	(4,618)
Less: debt issuance costs	(75)	(70)
Total long-term debt	$27,498	$20,649

[1]
To manage foreign currency risk associated with the Australian-dollar-denominated notes issued in 2015, we entered into currency interest rate swaps with an aggregate notional amount of $577 million, which effectively converted these notes to U.S.-dollar-denominated notes. For further discussion on our currency interest rate swaps, see "Note 16: Derivative Financial Instruments."

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
During the third quarter of 2017, we redeemed the $1.0 billion 4.90% senior notes due August 2045. Additionally, we issued a total of $640 million aggregate principal amount of senior notes. We used the net proceeds from the offering of the notes to finance a portion of the redemption price of our 4.90% senior notes due August 2045.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	September 30, 2017				December 31, 2016
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$150	$—	$150	$—	$498	$—	$498
Financial institution instruments [1]	4,146	1,619	—	5,765	1,920	811	—	2,731
Government debt [2]	—	100	—	100	—	332	—	332
Reverse repurchase agreements	—	1,599	—	1,599	—	768	—	768
Short-term investments:
Corporate debt	—	750	6	756	—	1,332	6	1,338
Financial institution instruments [1]	—	557	—	557	—	1,603	—	1,603
Government debt [2]	—	133	—	133	—	284	—	284
Trading assets:
Asset-backed securities	—	12	—	12	—	87	—	87
Corporate debt	—	2,269	—	2,269	—	2,847	—	2,847
Financial institution instruments [1]	57	990	—	1,047	36	1,608	—	1,644
Government debt [2]	31	3,624	—	3,655	32	3,704	—	3,736
Other current assets:
Derivative assets	2	289	—	291	—	382	—	382
Loans receivable	—	88	—	88	—	326	—	326
Marketable equity securities	5,584	475	—	6,059	6,180	—	—	6,180
Other long-term investments:
Corporate debt	—	1,697	5	1,702	—	1,995	6	2,001
Financial institution instruments [1]	—	1,389	—	1,389	—	1,758	—	1,758
Government debt [2]	—	753	—	753	—	957	—	957
Other long-term assets:
Derivative assets	—	74	9	83	—	31	9	40
Loans receivable	—	543	—	543	—	236	—	236
Total assets measured and recorded at fair value	9,820	17,111	20	26,951	8,168	19,559	21	27,748
Liabilities
Other accrued liabilities:
Derivative liabilities	—	449	—	449	—	371	—	371
Other long-term liabilities:
Derivative liabilities	—	166	7	173	—	179	33	212
Total liabilities measured and recorded at fair value	$—	$615	$7	$622	$—	$550	$33	$583

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
Fair Value Option for Loans Receivable
As of September 30, 2017 and December 31, 2016, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, marketable equity method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment is recognized.
We classified non-marketable equity investments as Level 3. Impairments recognized on non-marketable equity investments held as of September 30, 2017 were insignificant during the third quarter of 2017 and $335 million during the first nine months of 2017 ($48 million during the third quarter of 2016 and $132 million during the first nine months of 2016 on non-marketable equity investments held as of October 1, 2016).
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis at the end of each period were as follows:

	September 30, 2017
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$646	$—	$646	$—	$646
Loans receivable	$15	$—	$15	$—	$15
Non-marketable cost method investments	$2,719	$—	$—	$3,336	$3,336
Reverse repurchase agreements	$250	$—	$250	$—	$250
Short-term debt	$4,121	$—	$4,703	$—	$4,703
Long-term debt	$27,498	$—	$29,485	$—	$29,485

	December 31, 2016
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Grants receivable	$361	$—	$362	$—	$362
Loans receivable	$265	$—	$265	$—	$265
Non-marketable cost method investments	$3,098	$—	$—	$3,890	$3,890
Reverse repurchase agreements	$250	$—	$250	$—	$250
Short-term debt	$4,609	$—	$5,120	$—	$5,120
Long-term debt	$20,649	$—	$21,957	$—	$21,957
The carrying amount and fair value of short-term debt exclude drafts payable.
In the third quarter of 2017, we began assigning fair value hierarchy levels for our short-term and long-term debt based on the underlying instrument type. We have reclassified prior period amounts to conform to the current period presentation.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 15: Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2017 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Unrealized Holding Gains (Losses) on Derivatives	Prior Service Credits (Costs)	Actuarial Gains (Losses)	Foreign Currency Translation Adjustment	Total
December 31, 2016	$2,164	$(259)	$(40)	$(1,240)	$(519)	$106
Other comprehensive income (loss) before reclassifications[1]	2,589	528	—	213	6	3,336
Amounts reclassified out of accumulated other comprehensive income	(1,962)	(28)	(9)	55	507	(1,437)
Tax effects	(219)	(150)	1	(27)	—	(395)
Other comprehensive income (loss)	408	350	(8)	241	513	1,504
September 30, 2017	$2,572	$91	$(48)	$(999)	$(6)	$1,610

[1]	In the second quarter of 2017, we froze future benefit accruals for our Ireland pension plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income for each period were as follows:

	Income Before Taxes Impact (In Millions)
	Three Months Ended		Nine Months Ended
Comprehensive Income Components	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016	Location
Unrealized holding gains (losses)[1] on available-for-sale investments:
	$916	$42	$1,962	$530	Gains (losses) on equity investments, net
	916	42	1,962	530
Unrealized holding gains (losses) on derivatives:
Foreign currency contracts	(13)	(11)	(60)	(70)	Cost of sales
	24	(2)	10	(5)	Research and development
	4	1	(2)	—	Marketing, general and administrative
	12	—	28	11	Gains (losses) on equity investments, net
	17	19	52	36	Interest and other, net
	44	7	28	(28)
Amortization of pension and postretirement benefit components:
Prior service credits (costs)	(3)	(2)	9	(6)
Actuarial gains (losses)	(15)	(20)	(55)	(46)
	(18)	(22)	(46)	(52)
Currency translation adjustment	—	—	(507)	—	Interest and other, net
Total amounts reclassified out of accumulated other comprehensive income (loss)	$942	$27	$1,437	$450

[1]	We determine the cost of the investment sold based on an average cost basis at the individual security level.
The amortization of pension and postretirement benefit components are included in the computation of net periodic benefit cost. For further information, see "Note 18: Retirement Benefit Plans" in Part II, Item 8 of our 2016 Form 10-K.
We estimate that we will reclassify approximately $94 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.
During the second quarter of 2017, we reclassified approximately $507 million (before taxes) of currency translation adjustment losses included in accumulated other comprehensive income (loss) into earnings as a result of our divestiture of ISecG. For more information see "Note 10: Acquisitions and Divestitures."

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 16: Derivative Financial Instruments
For further information on our derivative policies, see “Note 2: Accounting Policies" in Part II, Item 8 of our 2016 Form 10-K.
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 30, 2017	Dec 31, 2016	Oct 1, 2016
Foreign currency contracts	$18,573	$17,960	$17,833
Interest rate contracts	18,171	14,228	10,046
Other	1,461	1,340	1,355
Total	$38,205	$33,528	$29,234
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	September 30, 2017		December 31, 2016
(In Millions)	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as hedging instruments:
Foreign currency contracts [3]	$296	$33	$21	$252
Interest rate contracts	8	125	3	187
Total derivatives designated as hedging instruments	304	158	24	439
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	48	437	374	114
Interest rate contracts	11	27	15	30
Other	11	—	9	—
Total derivatives not designated as hedging instruments	70	464	398	144
Total derivatives	$374	$622	$422	$583

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

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

	September 30, 2017
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$360	$—	$360	$(201)	$(159)	$—
Reverse repurchase agreements	1,849	—	1,849	—	(1,849)	—
Total assets	2,209	—	2,209	(201)	(2,008)	—
Liabilities:
Derivative liabilities subject to master netting arrangements	603	—	603	(201)	(377)	25
Total liabilities	$603	$—	$603	$(201)	$(377)	$25

	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$433	$—	$433	$(368)	$(42)	$23
Reverse repurchase agreements	1,018	—	1,018	—	(1,018)	—
Total assets	1,451	—	1,451	(368)	(1,060)	23
Liabilities:
Derivative liabilities subject to master netting arrangements	588	—	588	(368)	(201)	19
Total liabilities	$588	$—	$588	$(368)	$(201)	$19
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses, attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $83 million net gains in the third quarter of 2017 and $528 million net gains in the first nine months of 2017 ($92 million net gains in the third quarter of 2016 and $374 million net gains in the first nine months of 2016). Substantially all of our cash flow hedges are foreign currency contracts for the first nine months of 2017 and 2016.
During the first nine months of 2017 and 2016, hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 15: Other Comprehensive Income (Loss)."
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Interest rate contracts	$(15)	$(34)	$67	$188
Hedged items	15	34	(67)	(188)
Total	$—	$—	$—	$—
There was no ineffectiveness during all periods presented in the preceding table.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Foreign currency contracts	Interest and other, net	$(91)	$(35)	$(521)	$(209)
Interest rate contracts	Interest and other, net	(3)	7	(4)	(8)
Other	Various	40	72	135	90
Total		$(54)	$44	$(390)	$(127)
Note 17: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2017, stockholders approved an extension of the expiration date of the 2006 Equity Incentive Plan to June 2020 and approved an additional 33 million shares reserved for issuance under the plan. As of September 30, 2017, 218 million shares of common stock remained available for future grants.
Share-Based Compensation
Share-based compensation expense recognized was $397 million, which includes $71 million of cash-settled awards in connection with the Mobileye acquisition, in the third quarter of 2017 and $1.1 billion in the first nine months of 2017 ($324 million in the third quarter of 2016 and $1.1 billion in the first nine months of 2016).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restricted Stock Unit Awards
Restricted stock unit activity in the first nine months of 2017 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 31, 2016	106.8	$28.99
Granted	41.1	$34.46
Assumed in acquisition	1.1	$34.90
Vested	(38.3)	$27.33
Forfeited	(11.1)	$29.97
September 30, 2017	99.6	$31.84
The aggregate fair value of awards that vested in the first nine months of 2017 was $1.5 billion, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in first nine months of 2017 was $1.0 billion. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
Stock Purchase Plan
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. The 2006 Stock Purchase Plan has 150 million shares of common stock remaining through August 2021 for issuance.
Employees purchased 15 million shares of common stock in the first nine months of 2017 for $432 million (16.5 million shares of common stock in the first nine months of 2016 for $415 million) under the 2006 Stock Purchase Plan.
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016. In October 2016, Advocate General Wahl, an advisor to the Court of Justice, issued a non-binding advisory opinion which favored Intel on a number of grounds. The Court of Justice issued its decision in September 2017, setting aside the judgment of the General Court and sending the case back to the General Court to examine whether the rebates at issue are capable of restricting competition. The General Court has appointed a panel of five judges to consider our appeal of the EC’s 2009 decision in light of the Court of Justice’s clarifications of the law. The parties are expected to file initial “Observations” about the Court of Justice’s decision and the appeal in November 2017. Pending the final decision in this matter, the fine paid by Intel has been placed by the EC in commercial bank accounts where it accrues interest.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

In April 2016, John Esposito filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, current members of our Board of Directors, and certain former officers and employees. Esposito made a demand on our Board in 2013 to investigate whether our officers or directors should be sued for their participation in the events described in In re High Tech Employee Antitrust Litigation. In November 2015, our Board decided not to take further action on Esposito’s demand based on the recommendation of the Audit Committee of the Board after its investigation of relevant facts and circumstances. Esposito seeks to set aside such decision, and alleges that the Board was not disinterested in making that decision and that the investigation was inadequate. In November 2016, the court granted Intel’s motion to dismiss the case, without leave to amend. In March 2017, plaintiff filed a motion for fees. The court denied plaintiff’s fee motion in May 2017, and entered final judgment in this matter in June 2017. In August 2017, Esposito appealed the final judgment.
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
In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012, and entered final judgment in the case in February 2013. In April 2013, plaintiffs appealed the final judgment. The California Court of Appeal heard oral argument in October 2017, and the parties await the court’s decision. Because the resolution of the appeal may materially impact the scope and nature of the proceeding, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.
Intel Corporation v. Future Link Systems, LLC
In March 2014, we filed a complaint against Future Link Systems, LLC (Future Link) in the United States District Court for the District of Delaware, requesting a declaratory judgment that Intel and our customers do not infringe any valid, enforceable claim of nine patents owned by Future Link. In July 2015, Future Link filed counterclaims against Intel alleging infringement of fifteen patents. In June 2017, the court denied both parties’ Daubert motions to exclude opinions of the other parties’ damages experts. In July 2017, the court ruled on numerous motions for summary judgment of certain claims filed by both Intel and Future Link. As of July 2017, Future Link alleged infringement of fourteen patents, claimed past damages in the amount of approximately $9.9 billion in its experts’ reports, and sought additional damages accrued through trial and ongoing royalties after trial in an unspecified amount. The court scheduled a jury trial for September 2017 on Future Link’s infringement claims regarding three patents with a past damages claim of approximately $2.9 billion and ordered that other proceedings be stayed. In August 2017, the parties reached a confidential settlement agreement resolving all claims. The settlement did not have a material financial impact to Intel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the three and nine months ended September 30, 2017 to the three and nine months ended October 1, 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Obligations. Material changes, outside our ordinary course of business, to our significant contractual obligations as of December 31, 2016.
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

Overview
(Dollars in Billions, Except Per Share Amounts)

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In Q3 2017 we achieved revenue of $16.1 billion, an increase of $371 million or 2% from Q3 2016. Excluding the divested Intel Security Group (ISecG), revenue grew 6% from a year ago. Compared to Q3 2016, our topline growth was primarily driven by strong performance across our data-centric businesses*, which collectively grew 15% year-on-year after adjusting for ISecG. Data Center Group (DCG), Internet of Things Group (IOTG), and Non-Volatile Memory Solutions Group (NSG) all achieved record quarterly revenue. Earnings per share were $0.94, up 25 cents on a year-on-year basis.

•
CCG, our PC-centric business, had revenue of $8.9 billion with platform volumes down 7% and platform average selling prices up 7% compared to Q3 2016. We saw a typical inventory build ahead of the holiday season and we believe the worldwide PC supply chain is operating at healthy levels. The PC-centric business continued to improve profitability as operating income grew 8% from a year ago.

•
The data-centric businesses represent approximately 45% of our total revenue. DCG had revenue of $4.9 billion, up 7% with platform volumes up 4% and platform average selling prices up 2% compared to Q3 2016. IOTG, NSG, and Programmable Solutions Group (PSG) are collectively becoming a larger component of our overall business, growing 25% in aggregate in Q3 2017 from a year ago.

•	Gross margin of 62.3% was down 1 point compared to Q3 2016.

•
Research and development (R&D) plus marketing, general, and administrative (MG&A) spending for the quarter was $4.9 billion, down 4% from a year ago. R&D and MG&A were 30% of revenue in Q3 2017, down approximately 2 points from Q3 2016, and 34% of revenue in the first nine months of 2017, down approximately 3 points from the first nine months of 2016.

•
Operating income for Q3 2017 was $5.1 billion, up 15% on a year-on-year basis. The tax rate for the quarter was 23.8%, up 2 points compared to Q3 2016. Net income for Q3 2017 was $4.5 billion, up 34% from Q3 2016.

•
Q3 2017 operating income and EPS are all-time records. The EPS increase of 25 cents was driven by higher platform revenue, growth in adjacent businesses**, lower restructuring and other charges, and higher gains on sales of a portion of our interest in ASML Holding N.V. (ASML).

•
Our business continues to generate healthy cash flow with $6.3 billion of cash from operations in Q3 2017. During Q3 2017, we purchased $3.0 billion in capital assets, paid $1.3 billion in dividends, and used $1.1 billion to repurchase 31 million shares of stock.

Four months ahead of our expectations, we completed our tender offer for the outstanding ordinary shares of Mobileye B.V. (Mobileye), a global leader in the development of computer vision and machine learning, data analysis, localization and mapping for advanced driver assistance systems and autonomous driving. As a result of the completion, in Q3 2017 we had acquisition-related impacts associated with this transaction, including inventory valuation adjustment of $27 million and other acquisition-related charges of $113 million.
During the quarter, we launched our 8th Generation Intel® Core™ Processors, code named Coffee Lake, which delivered significant performance improvement to our client platforms. In addition, we are making great progress in artificial intelligence. For example, we launched the Intel® Movidius™ Myriad™ X vision processing unit (VPU), the world's first VPU with a dedicated Neural Compute Engine to deliver artificial intelligence capabilities to the edge in a low-power and high-performance package.
* Data-centric businesses consist of DCG, IOTG, NSG, PSG, and all other.
** Adjacent businesses consist of our non-platform results.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

	Three Months Ended				Nine Months Ended
	Q3 2017		Q3 2016		YTD 2017		YTD 2016
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$16,149	100.0%	$15,778	100.0%	$45,708	100.0%	$43,013	100.0%
Cost of sales	6,092	37.7%	5,795	36.7%	17,406	38.1%	16,927	39.4%
Gross margin	10,057	62.3%	9,983	63.3%	28,302	61.9%	26,086	60.6%
Research and development	3,223	20.0%	3,069	19.4%	9,824	21.5%	9,460	22.0%
Marketing, general and administrative	1,666	10.3%	2,006	12.7%	5,624	12.3%	6,239	14.5%
Restructuring and other charges	4	—%	372	2.4%	189	0.4%	1,786	4.1%
Amortization of acquisition-related intangibles	49	0.3%	74	0.5%	124	0.3%	253	0.6%
Operating income	5,115	31.7%	4,462	28.3%	12,541	27.4%	8,348	19.4%
Gains (losses) on equity investments, net	846	5.2%	(12)	(0.1)%	1,440	3.2%	488	1.1%
Interest and other, net	(31)	(0.2)%	(132)	(0.8)%	336	0.7%	(340)	(0.7)%
Income before taxes	5,930	36.7%	4,318	27.4%	14,317	31.3%	8,496	19.8%
Provision for taxes	1,414	8.7%	940	6.0%	4,029	8.8%	1,742	4.1%
Net income	$4,516	28.0%	$3,378	21.4%	$10,288	22.5%	$6,754	15.7%

Diluted earnings per common share	$0.94		$0.69		$2.12		$1.39
Net Revenue
Our net revenue in Q3 2017 increased by $371 million, or 2%, compared to Q3 2016. The increase in revenue was driven by higher NSG revenue as well as DCG and IOTG platform unit sales, which was partially offset by desktop platform unit sales. Additionally, revenue was positively impacted by desktop and notebook platform average selling price increases due to mix of products which was partially offset by changes to the Intel Inside® program in Q3 2017. We are implementing this change in an effort to make the program more efficient, effective and to provide more flexibility to our customers. This change to the Intel Inside® program impacts the way we classify our cooperative advertising costs and resulted in a reduction in revenue of approximately $200 million with a corresponding reduction in marketing expenses.
Our net revenue for the first nine months of 2017 increased by $2.7 billion, or 6%, compared to the first nine months of 2016, which reflected an extra workweek. The higher revenue was driven by higher platform average selling prices, up 7%, primarily from notebook and DCG platforms. Additionally, revenue increased due to higher notebook, DCG and IOTG platform unit sales. Revenue also increased from higher NSG and CCG modem revenue. The increase in revenue was offset by the Q2 2017 divestiture of ISecG and lower desktop platform unit sales.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
Our overall gross margin percentage was 62.3% in Q3 2017, down from 63.3% in Q3 2016, and was 61.9% in the first nine months of 2017, up from 60.6% in the first nine months of 2016. Our overall gross margin dollars in Q3 2017 increased by $74 million, or 0.7%, compared to Q3 2016, and in the in the first nine months of 2017 increased by $2.2 billion, or 8.5%, compared to the first nine months of 2016. We derived most of our overall gross margin dollars from the sale of platforms in the CCG and DCG operating segments.

(In Millions)	Gross Margin Reconciliation
$10,057	Q3 2017 Gross Margin
290	Lower platform unit cost, primarily on 14nm cost improvement
280	Higher gross margin from platform revenue
(170)	Impact of the ISecG divestiture, offset by higher gross margin from adjacent businesses
(260)	Higher period charges associated with the ramp of our 10nm process technology
(66)	Other
$9,983	Q3 2016 Gross Margin

(In Millions)	Gross Margin Reconciliation
$28,302	YTD 2017 Gross Margin
1,795	Higher gross margin from platform revenue
930	Lower platform unit cost, primarily on 14nm cost improvement
480	Lower Altera and other acquisition-related charges
(300)	Impact of the ISecG divestiture, offset by higher gross margin from adjacent businesses
(580)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
(109)	Other
$26,086	YTD 2016 Gross Margin
Client Computing Group

(Dollars in Millions)	Q3 2017	Q3 2016	% Change	YTD 2017	YTD 2016	% Change
Platform revenue	$8,132	$8,258	(2)%	$23,163	$22,395	3%
Other revenue	728	634	15%	1,886	1,384	36%
Net revenue	$8,860	$8,892	—%	$25,049	$23,779	5%
Operating income	$3,600	$3,327	8%	$9,656	$7,123	36%
CCG platform unit sales			(7)%			(3)%
CCG platform average selling prices			7%			7%
CCG revenue in Q3 2017 was flat compared to Q3 2016. The following impacted CCG revenue:

(In Millions)	Revenue Reconciliation
$8,860	Q3 2017 CCG Revenue
(192)	Lower desktop platform unit sales, down 6%
94	Higher CCG other revenue, including modem products
66	Other platform impacts
$8,892	Q3 2016 CCG Revenue

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(In Millions)	Revenue Reconciliation
$25,049	YTD 2017 CCG Revenue
657	Higher notebook platform unit sales, up 5%
571	Higher notebook platform average selling prices, up 4%, from mix of processors
502	Higher CCG other revenue, including modem products
(482)	Lower desktop platform unit sales, down 4%
22	Other platform impacts
$23,779	YTD 2016 CCG Revenue

The following impacted CCG operating income:

(In Millions)	Operating Income Reconciliation
$3,600	Q3 2017 CCG Operating Income
275	Lower CCG platform unit cost, primarily on 14nm cost improvement
145	Lower factory start-up costs, primarily driven by the ramp of our 10nm process technology
(215)	Higher period charges associated with the ramp of our 10nm process technology
68	Other
$3,327	Q3 2016 CCG Operating Income

(In Millions)	Operating Income Reconciliation
$9,656	YTD 2017 CCG Operating Income
1,025	Lower CCG platform unit cost, primarily on 14nm cost improvement
865	Higher gross margin from CCG platform revenue
565	Lower CCG spending and share of technology development and MG&A costs
78	Other
$7,123	YTD 2016 CCG Operating Income
Data Center Group

(Dollars in Millions)	Q3 2017	Q3 2016	% Change	YTD 2017	YTD 2016	% Change
Platform revenue	$4,439	$4,164	7%	$12,344	$11,589	7%
Other revenue	439	378	16%	1,138	979	16%
Net revenue	$4,878	$4,542	7%	$13,482	$12,568	7%
Operating income	$2,255	$2,110	7%	$5,403	$5,639	(4)%
DCG platform unit sales			4%			3%
DCG platform average selling prices			2%			3%
DCG revenue in Q3 2017 was up 7% compared to Q3 2016 based on growth in the cloud market segment, up 24%, and the communication market segment, up 9%, offset by the enterprise market segment, down 6%. The following impacted DCG revenue:

(In Millions)	Revenue Reconciliation
$4,878	Q3 2017 DCG Revenue
173	Higher DCG platform unit sales, up 4%
102	Higher DCG platform average selling prices, up 2%, from mix of processors
61	Other
$4,542	Q3 2016 DCG Revenue

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(In Millions)	Revenue Reconciliation
$13,482	YTD 2017 DCG Revenue
384	Higher DCG platform unit sales, up 3%
371	Higher DCG platform average selling prices, up 3%, from mix of processors
159	Other
$12,568	YTD 2016 DCG Revenue
The following impacted DCG operating income:

(In Millions)	Operating Income Reconciliation
$2,255	Q3 2017 DCG Operating Income
255	Higher gross margin from DCG platform revenue
(145)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
35	Other
$2,110	Q3 2016 DCG Operating Income

(In Millions)	Operating Income Reconciliation
$5,403	YTD 2017 DCG Operating Income
(555)	Higher factory start-up costs, primarily driven by the ramp of our 10nm process technology
(365)	Higher DCG operating expense, primarily on increased share of technology development and MG&A costs
710	Higher gross margin from DCG platform revenue
(26)	Other
$5,639	YTD 2016 DCG Operating Income
Internet of Things Group

(Dollars in Millions)	Q3 2017	Q3 2016	% Change	YTD 2017	YTD 2016	% Change
Platform revenue	$680	$605	12%	$1,926	$1,673	15%
Other revenue	169	84	101%	364	239	52%
Net revenue	$849	$689	23%	$2,290	$1,912	20%
Operating income	$146	$191	(24)%	$390	$403	(3)%
The net revenue for the IOTG operating segment increased by $160 million in Q3 2017 compared to Q3 2016, driven by $152 million from higher IOTG platform unit sales and $74 million of milestone-based revenue from adjacent business, offset by $77 million from lower IOTG platform average selling prices. IOTG revenue grew across the retail, industrial, and video market segments.
The net revenue for the IOTG operating segment increased by $378 million in the first nine months of 2017 compared to the first nine months of 2016, driven by $201 million from higher IOTG platform unit sales, $74 million of milestone-based revenue from adjacent business, and $52 million from higher IOTG platform average selling prices.
The operating income for the IOTG operating segment decreased by $45 million in Q3 2017 compared to Q3 2016, and decreased by $13 million in the first nine months of 2017 compared to the first nine months of 2016. The operating income decreases were driven by higher spending and increased share of technology development and MG&A costs, partially offset by higher gross margin from IOTG revenue.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Volatile Memory Solutions Group

(Dollars in Millions)	Q3 2017	Q3 2016	% Change	YTD 2017	YTD 2016	% Change
Net revenue	$891	$649	37%	$2,631	$1,760	49%
Operating income (loss)	$(52)	$(134)	61%	$(291)	$(453)	36%
The net revenue for the NSG operating segment increased by $242 million in Q3 2017 compared to Q3 2016, driven by $347 million higher volume due to strength in data center, offset by $105 million lower average selling prices due to mix of products sold.
The net revenue for the NSG operating segment increased by $871 million in the first nine months of 2017 compared to the first nine months of 2016, driven by $1.3 billion higher SSD volume from market demand and strength in data center, offset by $401 million lower average selling prices due to mix of products sold.
The operating loss for the NSG operating segment decreased by $82 million in Q3 2017 compared to Q3 2016. Operating loss decrease was primarily driven by $156 million lower unit cost due to mix of products and cost improvements as we continue to ramp our Dalian, China facility.
The operating loss for the NSG operating segment decreased $162 million in the first nine months of 2017 compared to the first nine months of 2016, driven by $401 million lower unit cost due to mix of products and cost improvements, and by higher volume, offset by lower average selling prices.
Programmable Solutions Group

(Dollars in Millions)	Q3 2017	Q3 2016	% Change	YTD 2017	YTD 2016	% Change
Net revenue	$469	$425	10%	$1,334	$1,249	7%
Operating income (loss)	$113	$78	45%	$302	$(184)	n/m
PSG had operating income in the first nine months of 2017 compared to an operating loss in the first nine months of 2016, primarily driven by acquisition-related charges, including a deferred revenue write-down and inventory valuation adjustment, in the first nine months of 2016. Due to the revaluation of deferred revenue to fair value, we excluded revenue of $99 million and associated costs that would have created $64 million of operating income in the first nine months of 2016. Additionally, we incurred approximately $387 million in the first nine months of 2016 of additional cost of sales charges that would have been excluded from the operating results in the first nine months of 2016 if the acquired inventory had not been remeasured to fair value upon acquisition and then sold to end customers, resulting in zero margin on that inventory for the period.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

(Dollars in Millions)	Q3 2017	Q3 2016	YTD 2017	YTD 2016
Research and development (R&D)	$3,223	$3,069	$9,824	$9,460
Marketing, general and administrative (MG&A)	$1,666	$2,006	$5,624	$6,239
R&D and MG&A as percentage of net revenue	30.3%	32.2%	33.8%	36.5%
Restructuring and other charges	$4	$372	$189	$1,786
Amortization of acquisition-related intangibles	$49	$74	$124	$253
Research and Development
R&D increased by $154 million, or 5%, in Q3 2017 compared to Q3 2016 and by $364 million, or 4%, in the first nine months of 2017 compared to the first nine months of 2016. These increases were driven by higher process development costs for our 7nm process technology, higher investments in data-centric businesses, and higher profit-dependent compensation due to an increase in net income. Increases were partially offset by the ISecG divestiture, cost savings from gained efficiencies, and the impact of an extra work week in Q1 2016.
Marketing, General and Administrative
MG&A decreased by $340 million, or 17%, in Q3 2017 compared to Q3 2016. This decrease was driven by the ISecG divestiture and changes to the Intel Inside® program, partially offset by acquisition-related charges associated with Mobileye and higher profit-dependent compensation due to an increase in net income.
MG&A decreased $615 million, or 10%, in the first nine months of 2017 compared to the first nine months of 2016. This decrease was driven by the ISecG divestiture, changes to the Intel Inside® program, and the impact of an extra work week in Q1 2016, partially offset by higher profit-dependent compensation due to an increase in net income.
Restructuring and Other Charges

(In Millions)	Q3 2017	Q3 2016	YTD 2017	YTD 2016
2016 Restructuring Program	$2	$349	$(51)	$1,763
Other charges	2	23	240	23
Total restructuring and other charges	$4	$372	$189	$1,786
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
For further information, see "Note 7: Restructuring and Other Charges" in Part I, Item 1 of this Form 10-Q.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q3 2017	Q3 2016	YTD 2017	YTD 2016
Gains (losses) on equity investments, net	$846	$(12)	$1,440	$488
Interest and other, net	$(31)	$(132)	$336	$(340)
Gains (losses) on equity investments, net
We recognized higher net realized gains on sales of a portion of our interest in ASML of $926 million in Q3 2017 and $2.0 billion in the first nine months of 2017 compared to $407 million for the first nine months of 2016. The higher net realized gains were partially offset by $613 million of impairment charges and our share of equity method investee losses for the first nine months of 2017.
Interest and other, net
We recognized a lower interest and other, net loss in Q3 2017 compared to Q3 2016 due primarily to higher interest income Q3 2017. We recognized an interest and other, net gain for the first nine months of 2017 compared to a net loss for the first nine months of 2016 due primarily to a $387 million gain on the divestiture of ISecG in Q2 2017 and higher interest income in the first nine months of 2017.
Provision for Taxes

(Dollars in Millions)	Q3 2017	Q3 2016	YTD 2017	YTD 2016
Income before taxes	$5,930	$4,318	$14,317	$8,496
Provision for taxes	$1,414	$940	$4,029	$1,742
Effective tax rate	23.8%	21.8%	28.1%	20.5%
A substantial majority of the increase in our effective tax rate in Q3 2017 compared to Q3 2016 was driven by a higher proportion of our income in higher tax rate jurisdictions.
A majority of the increase in our effective tax rate in the first nine months of 2017 compared to the first nine months of 2016 was driven by an $822 million tax expense due to the ISecG divestiture that occurred in Q2 2017.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Sep 30, 2017	Dec 31, 2016
Cash and cash equivalents, short-term investments, and trading assets	$17,504	$17,099
Other long-term investments	$3,844	$4,716
Loans receivable and other	$894	$996
Reverse repurchase agreements with original maturities greater than three months	$250	$250
Total debt	$31,640	$25,283
Temporary equity	$870	$882
Debt as percentage of permanent stockholders’ equity	44.6%	38.2%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity we include investments as shown in the preceding table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. This amount includes an increase of $5.0 billion in the authorization limit approved by our Board of Directors in April 2017. No commercial paper remained outstanding as of September 30, 2017. In Q3 2017, we redeemed our $1.0 billion, 4.90% senior notes due August 2045 as well as issued a total of $640 million aggregate principal amount of senior notes to finance a portion of the senior notes redeemed.
As of September 30, 2017, $10.0 billion of our $17.5 billion of cash and cash equivalents, short-term investments, and trading assets was held by our non-U.S. subsidiaries. Of the $10.0 billion held by our non-U.S. subsidiaries, approximately $4.9 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of September 30, 2017. The remaining amount of non-U.S. cash and cash equivalents, short-term investments, and trading assets has been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued. This amount is earmarked for near-term investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
During Q3 2017, we acquired 97.3% of Mobileye's outstanding ordinary shares for $14.5 billion net cash. We funded the acquisition, and expect to fund the remaining portion, with cash held by our non-U.S. subsidiaries.
During Q2 2017, we completed the divestiture of our ISecG business for total consideration of $4.2 billion. The consideration included cash proceeds of $924 million and $2.2 billion in the form of promissory notes. During Q3 2017, McAfee and TPG repaid the $2.2 billion of promissory notes and McAfee paid us a $735 million dividend.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, acquisitions, and strategic investments.

INTEL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In summary, our cash flows for each period were as follows:

	Nine Months Ended
(In Millions)	Sep 30, 2017	Oct 1, 2016
Net cash provided by operating activities	$14,869	$13,658
Net cash used for investing activities	(10,532)	(22,373)
Net cash provided by (used for) financing activities	(822)	(1,841)
Net increase (decrease) in cash and cash equivalents	$3,515	$(10,556)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first nine months of 2017 compared to the first nine months of 2016, the $1.2 billion increase in cash provided by operations was primarily due to higher net income. This increase was partially offset by adjustments to net income for non-cash items, primarily driven by reduced restructuring charges, as well as changes in working capital, which benefited from $1.0 billion receipts of customer deposits.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for the first nine months of 2017 compared to the first nine months of 2016 primarily due to net sales of available-for-sale investments and trading assets, as well as proceeds from our divestiture of ISecG. This activity was partially offset by higher capital expenditures.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was lower in the first nine months of 2017 compared to the first nine months of 2016 primarily due to higher issuances of long-term debt. This increase was partially offset by higher repurchases of common stock and repayment of debt.
Contractual Obligations
During Q2 2017, we issued $7.1 billion in aggregate principal amount of senior unsecured notes. Our remaining total cash payments (including anticipated interest payments on fixed rate debt that are not recorded on the consolidated condensed balance sheets, and excluding interest payments relating to our floating rate debt) over the life of these long-term debt obligations are expected to be approximately $9.2 billion. During Q3 2017, we issued a total of $640 million aggregate principal amount of senior notes. For further information, see "Note 13: Borrowings" in the notes to consolidated condensed financial statements on this Form 10-Q.
Acquisition of Mobileye
During Q3 2017, we acquired substantially all of Mobileye's issued and outstanding ordinary shares by means of a tender offer for $63.54 per share in cash. For further information, see "Note 10: Acquisitions and Divestitures" in the notes to consolidated condensed financial statements on this Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
We have an ongoing authorization (originally adopted in 2005 and subsequently amended) to repurchase shares of our common stock in open market or negotiated transactions. As of September 30, 2017, we were authorized to repurchase up to $75.0 billion, of which $13.2 billion remained available. This amount includes an increase of $10.0 billion in the authorization limit approved by our Board of Directors in April 2017.
Common stock repurchase activity under our repurchase program during the third quarter of 2017 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (In Millions)
July 2, 2017 - July 29, 2017	11.6	$34.27	$13,800
July 30, 2017 - August 26, 2017	8.1	$35.59	$13,512
August 27, 2017 - September 30, 2017	8.9	$36.03	$13,191
Total	28.6	$35.19

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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 21, 2016	8-K	000-06217	3.2	1/26/2016
4.1	Eleventh Supplemental Indenture to Open-Ended Indenture, dated as of August 14, 2017, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	000-06217	4.1	8/14/2017
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
 Intel, the Intel logo, Intel Core, Intel Inside, Movidius, Myriad, Intel Optane and 3D XPoint are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries. Other names and brands may be claimed as the property of others.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 26, 2017	By:	/s/ ROBERT H. SWAN
Robert H. Swan
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer