Form 10-Q
period 2018-03-31
INTEL CORP
filed 2018-04-27
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of March 31, 2018
Common stock, $0.001 par value	4,660 million

CHANGES TO OUR QUARTERLY REPORT ON FORM 10-Q
To improve readability and better present how we organize and manage our business, we have changed the order and presentation of content in our Quarterly Report on Form 10-Q (Form 10-Q). See "Form 10-Q Cross-Reference Index" within Other Key Information for a cross-reference index to the traditional U.S. Securities and Exchange Commission (SEC) Form 10-Q format.
We have included key metrics that we use to measure our business, some of which are non-GAAP measures. See these "Non-GAAP Financial Measures" within Other Key Information.

1	FORWARD-LOOKING STATEMENTS
2	A QUARTER IN REVIEW
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND SUPPLEMENTAL DETAILS
3	Index to Consolidated Condensed Financial Statements and Supplemental Details
4	Consolidated Condensed Financial Statements
8	Notes to the Consolidated Condensed Financial Statements
MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A) - RESULTS OF OPERATIONS
28	Overview
29	Revenue, Gross Margin, and Operating Expenses
31	Business Unit Trends and Results
35	Other Consolidated Results of Operations
35	Liquidity and Capital Resources
36	Quantitative and Qualitative Disclosures about Market Risk
OTHER KEY INFORMATION
37	Risk Factors
37	Controls and Procedures
38	Non-GAAP Financial Measures
39	Issuer Purchases of Equity Securities
40	Exhibits
41	Form 10-Q Cross-Reference Index

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, projected growth of markets relevant to our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 30, 2017, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of April 26, 2018. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

INTEL UNIQUE TERMS
We use specific terms throughout this document to describe our business and results. Below are key terms and how we define them:

PLATFORM PRODUCTS
A microprocessor (processor or central processing unit (CPU)) and chipset, a stand-alone System-on-Chip (SoC), or a multichip package. Platform products, or platforms, are primarily used in solutions sold through Client Computing Group (CCG), Data Center Group (DCG), and Internet of Things Group (IOTG) segments.

ADJACENT PRODUCTS
All of our non-platform products, for CCG, DCG, and IOTG like modem, ethernet and silicon photonics, as well as Non-Volatile Memory Solutions Group (NSG), Programmable Solutions Group (PSG), and Mobileye products. Combined with our platform products, adjacent products form comprehensive platform solutions to meet customer needs.

PC-CENTRIC BUSINESS	Is made up of our CCG business, both platform and adjacent products.

DATA-CENTRIC BUSINESSES	Includes our DCG, IOTG, NSG, PSG, and all other businesses.
Intel, the Intel logo, Intel Core, Intel Inside, Intel Optane, Xeon, and 3D XPoint are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
*Other names and brands may be claimed as the property of others.

1

A QUARTER IN REVIEW
Q1 2018 was a record first quarter in revenue and exceeded the expectations we set in January 2018. Our transformation to a data-centric company accelerated with the revenue of our data-centric businesses up 25% over the first quarter of last year excluding Intel Security Group (ISecG). Collectively, these businesses now account for 49% of revenue and are on track to cross over 50% of revenue this year — an important milestone for our company. CCG continued to execute well, producing revenue growth within a declining PC market.
We generated $6.3 billion of cash flow from operations and returned $3.3 billion to shareholders. We received prepayments of $1.7 billion associated with NAND strategic customer supply agreements.

REVENUE		OPERATING INCOME		DILUTED EPS
$16.1B		$4.5B	$4.8B	$0.93	$0.87
GAAP		GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
up $1.3B or 9% from Q1 2017; up 13% excluding ISecG		up $838M or 23% from Q1 2017	up $836M or 21% from Q1 2017	up $0.32 or 53% from Q1 2017	up $0.21 or 32% from Q1 2017

Strong results from data-centric businesses driven by double-digit growth across DCG, IOTG, NSG, and PSG		Higher ASP and volume with lower spending, offset by 10nm transition costs		Data-centric growth, strong operating margin leverage, lower tax rate from Tax Reform[2], and mark to market gains in GAAP results

■ Data-centric $B	■ PC-centric $B	■ GAAP $B	■ Non-GAAP $B	■ GAAP	■ Non-GAAP
BUSINESS SUMMARY

•	Data-centric investments are building momentum. Customers are accelerating adoption of Intel® Xeon® Scalable processors and our field-programmable gate arrays (FPGAs) are winning data-center designs.

•
We announced new products including the high performance 8th Gen Intel® Core™ i9 processor for mobile and the Intel® Optane™ SSD 800P, the latest addition to the growing Intel Optane technology family of products.

•	Mobileye won a high-volume design for EyeQ*5. We also began operating autonomous vehicle test cars in Israel with plans to expand the fleet to other geographies.

•
We are sharpening the focus of IOTG toward growth opportunities that align to our data-centric strategy. We entered into an agreement to divest Wind River Systems, Inc. (Wind River), currently reported under IOTG. The assets and liabilities of Wind River are classified as held for sale and we expect the transaction to close by the end of Q2 this year.

•
We continue to make 14nm process optimizations and architectural innovations in both data-center and client products that will be coming this year. Intel is currently shipping low volume 10nm product and now expects 10nm volume production to shift to 2019.

•
The security of our products is one of our most important priorities. We have released microcode updates for Intel products launched in the past nine years that require protection against the side-channel method vulnerabilities referred to as "Spectre" and "Meltdown." In addition, we are making changes to our future hardware design to address certain of these side-channel variants.

1 See "Non-GAAP Financial Measures" within Other Key Information.
2 Tax Reform refers to the U.S. Tax Cuts and Jobs Act enacted in December 2017.

A QUARTER IN REVIEW	2

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Mar 31, 2018	Apr 1, 2017
Net revenue	$16,066	$14,796
Cost of sales	6,335	5,636
Gross margin	9,731	9,160
Research and development	3,311	3,311
Marketing, general and administrative	1,900	2,099
Restructuring and other charges	—	80
Amortization of acquisition-related intangibles	50	38
Operating expenses	5,261	5,528
Operating income	4,470	3,632
Gains (losses) on equity investments, net	643	252
Interest and other, net	(102)	(69)
Income before taxes	5,011	3,815
Provision for taxes	557	851
Net income	$4,454	$2,964
Earnings per share – Basic	$0.95	$0.63
Earnings per share – Diluted	$0.93	$0.61
Cash dividends declared per share of common stock	$0.60	$0.5325
Weighted average shares of common stock outstanding:
Basic	4,674	4,723
Diluted	4,790	4,881
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	4

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In Millions; Unaudited)	Mar 31, 2018	Apr 1, 2017
Net income	$4,454	$2,964
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on available-for-sale equity investments	—	543
Net unrealized holding gains (losses) on derivatives	119	195
Actuarial valuation and other pension benefits (expenses), net	148	18
Translation adjustments and other	(22)	1
Other comprehensive income (loss)	245	757
Total comprehensive income	$4,699	$3,721
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	5

INTEL CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Mar 31, 2018	Dec 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,554	$3,433
Short-term investments	2,020	1,814
Trading assets	10,623	8,755
Accounts receivable	4,879	5,607
Inventories	7,146	6,983
Other current assets	3,408	2,908
Total current assets	31,630	29,500
Property, plant and equipment, net of accumulated depreciation of $60,665 ($59,286 as of December 30, 2017)	43,735	41,109
Equity investments	9,481	8,579
Other long-term investments	3,435	3,712
Goodwill	24,346	24,389
Identified intangible assets, net	12,355	12,745
Other long-term assets	3,614	3,215
Total assets	$128,596	$123,249
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$3,842	$1,776
Accounts payable	4,415	2,928
Accrued compensation and benefits	2,118	3,526
Deferred income	—	1,656
Other accrued liabilities	9,586	7,535
Total current liabilities	19,961	17,421
Debt	24,770	25,037
Contract liabilities	2,479	—
Income taxes payable, non-current	5,774	4,069
Deferred income taxes	1,564	3,046
Other long-term liabilities	3,082	3,791
Contingencies (Note 15)
Temporary equity	801	866
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,660 issued and outstanding (4,687 issued and outstanding as of December 30, 2017)	26,430	26,074
Accumulated other comprehensive income (loss)	(683)	862
Retained earnings	44,418	42,083
Total stockholders’ equity	70,165	69,019
Total liabilities, temporary equity, and stockholders’ equity	$128,596	$123,249
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	6

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In Millions; Unaudited)	Mar 31, 2018	Apr 1, 2017
Cash and cash equivalents, beginning of period	$3,433	$5,560
Cash flows provided by (used for) operating activities:
Net income	4,454	2,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,806	1,625
Share-based compensation	433	397
Restructuring and other charges	—	80
Amortization of intangibles	390	321
(Gains) losses on equity investments, net	(643)	(250)
Deferred taxes	1	212
Changes in assets and liabilities:
Accounts receivable	102	(105)
Inventories	(96)	(232)
Accounts payable	73	188
Accrued compensation and benefits	(1,307)	(1,277)
Customer deposits and prepaid supply agreements	1,599	—
Income taxes payable and receivable	294	427
Other assets and liabilities	(822)	(452)
Total adjustments	1,830	934
Net cash provided by operating activities	6,284	3,898
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,910)	(1,952)
Purchases of available-for-sale debt investments	(859)	(1,746)
Maturities of available-for-sale debt investments	893	1,508
Purchases of trading assets	(5,398)	(3,075)
Maturities and sales of trading assets	3,760	2,433
Other investing	(277)	54
Net cash used for investing activities	(4,791)	(2,778)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	2,142	435
Repayment of debt and debt conversion	(327)	—
Proceeds from sales of common stock through employee equity incentive plans	289	329
Repurchase of common stock	(1,914)	(1,242)
Payment of dividends to stockholders	(1,400)	(1,229)
Other financing	(162)	(39)
Net cash provided by (used for) financing activities	(1,372)	(1,746)
Net increase (decrease) in cash and cash equivalents	121	(626)
Cash and cash equivalents, end of period	$3,554	$4,934

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,904	$1,448
Cash paid during the period for:
Interest, net of capitalized interest and interest rate swap payments/receipts	$60	$97
Income taxes, net of refunds	$228	$171
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	7

INTEL CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (2017 Form 10-K), except for changes associated with recent accounting standards for retirement benefits, revenue recognition, and financial instruments as detailed in "Note 2: Recent Accounting Standards and Accounting Policies."
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in our 2017 Form 10-K.
NOTE 2: RECENT ACCOUNTING STANDARDS AND ACCOUNTING POLICIES
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements. The sections below describe impacts from newly adopted standards as well as material updates to our previous assessments, if any, from our 2017 Form 10-K.
ACCOUNTING STANDARDS ADOPTED
Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Standard/Description: This amended standard was issued to provide additional guidance on the presentation of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. In accordance with the revised standard, we have separated the different components of net periodic benefit cost, presenting service cost components within operating income and other non-service components separately outside of operating income on the income statement. In addition, only service costs are now eligible for inventory capitalization.
Effective Date and Adoption Considerations: Effective in the first quarter of 2018. Changes to the presentation of benefit costs were required to be adopted retrospectively, while changes to the capitalization of service costs into inventories are required to be adopted prospectively. The standard permits, as a practical expedient, use of the amounts disclosed in the Retirement Benefit Plans footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirement.
Effect on Financial Statements or Other Significant Matters: Adoption of the amended standard resulted in the reclassification of approximately $114 million of non-service net periodic benefit costs from line items within operating income to interest and other, net, for the year ended December 30, 2017 ($259 million for the year ended December 31, 2016).
Revenue Recognition - Contracts with Customers
Standard/Description: This standard was issued to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by all companies. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
Effective Date and Adoption Considerations: Effective in the first quarter of 2018.This standard was adopted using a modified retrospective approach through a cumulative adjustment to retained earnings for the fiscal year beginning December 31, 2017.
Effect on Financial Statements or Other Significant Matters: Our adoption assessments identified a change in revenue recognition timing on our component sales made to distributors. Under the new standard we now recognize revenue when we deliver to the distributor rather than deferring recognition until the distributor sells the components.
On the date of initial application, we removed the deferred income and related receivables on component sales made to distributors through a cumulative adjustment to retained earnings. The revenue deferral that was historically recognized in the following period is expected to be primarily offset by the acceleration of revenue recognition in the current period as control of the product transfers to our customer.

FINANCIAL STATEMENTS	Notes to Financial Statements	8

Our assessment also identified a change in expense recognition timing related to payments we make to our customers for distinct services they perform as part of cooperative advertising programs, which were previously recorded as operating expenses. We now recognize the expense for cooperative advertising in the period the marketing activities occur. Previously we recognized the expense in the period the customer was entitled to participate in the program, which coincided with the period of sale. On the date of initial adoption, we capitalized the expense of cooperative advertising not performed through a cumulative adjustment to retained earnings.
We have completed our adoption and implemented policies, processes, and controls to support the standard's measurement and disclosure requirements. Refer to the tables below, which summarize the impacts of the changes discussed above to Intel's financial statements recorded as an adjustment to opening balances for the fiscal year beginning December 31, 2017, and also provide comparative reporting of the impacts of adopting the standard.
Accounting Policy Updates: We recognize net product revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. Substantially all of our revenue is derived from product sales. In accordance with contract terms, revenue for product sales is recognized at the time of product shipment from our facilities or delivery to the customer location, as determined by the agreed upon shipping terms. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.
We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. Any variable consideration is recognized as a reduction of net revenue at the time of revenue recognition. We determine variable consideration, which consists primarily of sales price concessions, by estimating the most likely amount of consideration we expect to receive from the customer based on historical analysis of customer purchase volumes. The impacts of distributor sales price reductions resulting from price protection agreements are also estimated based on historical analysis of such activity and are reflected as a reduction in net revenue.
We make payments to our customers through cooperative advertising programs, such as our Intel Inside® program, for marketing activities for certain of our products. We accrue cooperative advertising obligations and record the costs as a reduction in revenue at the same time that the related revenue is recognized.
Financial Instruments - Recognition and Measurement
Standard/Description: Requires changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities measured using the fair value option, and the presentation and disclosure requirements for such instruments.
Effective Date and Adoption Considerations: Effective in the first quarter of 2018. Changes to our marketable equity securities were required to be adopted using a modified retrospective approach through a cumulative effect adjustment to retained earnings for the fiscal year beginning December 31, 2017. Since management has elected to apply the measurement alternative to non-marketable equity securities, changes to these securities were adopted prospectively.
Effect on Financial Statements or Other Significant Matters: Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded through the income statement.
All non-marketable equity securities formerly classified as cost method investments are measured and recorded using the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and observable price changes are recorded in the income statement.
Beginning in the first quarter of 2018, in accordance with the standard, recurring fair value disclosures are no longer provided for equity securities measured using the measurement alternative. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the standard is required to be applied prospectively for securities measured using the measurement alternative.
We have completed our adoption and implemented policies, processes, and controls to support the standard's measurement and disclosure requirements. Refer to the table below, which summarizes impacts, net of tax, of the changes discussed above to Intel's financial statements. This reflects an adjustment to opening balances for the fiscal year beginning December 31, 2017.
Accounting Policy Updates: We regularly invest in equity securities of public and private companies to promote business and strategic objectives. Equity investments are measured and recorded as follows:

•
Marketable equity securities are equity securities with readily determinable fair value (RDFV) that are measured and recorded at fair value. Prior to fiscal 2018, these securities were measured and recorded at fair value and classified as available-for-sale securities.

•
Non-marketable equity securities are equity securities without RDFV that are measured and recorded using a measurement alternative which measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. These securities were previously accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment.

FINANCIAL STATEMENTS	Notes to Financial Statements	9

•
Equity method investments are equity securities in investees we do not control but over which we have the ability to exercise significant influence. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of equity method investee income or loss. Our proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag and is recorded in gains (losses) on equity investments, net.

Realized and unrealized gains or losses resulting from changes in value and sale of our equity investments are recorded in gains (losses) on equity investments, net. We previously recorded unrealized gains and losses through other comprehensive income (loss) and realized gains and losses on the sale, exchange or impairment of these equity investments through gains (losses) on equity investments, net.
The carrying value of our portfolio of non-marketable equity securities totaled $2.8 billion as of March 31, 2018 ($2.6 billion as of December 30, 2017). The carrying value of our non-marketable equity securities is adjusted for qualifying observable price changes resulting from the issuance of similar or identical securities by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our equity securities as a result of observable price changes requires quantitative assessments of the fair value of our securities using various valuation methodologies and involves the use of estimates.
Non-marketable equity securities and equity method investments are also subject to periodic impairment reviews. Our quarterly impairment analysis considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors considered include industry and market conditions, the financial performance and near-term prospects of the investee, and other relevant events and factors affecting the investee. When indicators of impairment exist, we prepare quantitative assessments of the fair value of our equity investments using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and comparable market data of private and public companies, among others. Prior to fiscal 2018, non-marketable equity securities were tested for impairment using the other-than-temporary impairment model which considered the severity and duration of a decline in fair value below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery. Impairments of non-marketable equity securities were $16 million in the first quarter of 2018 ($46 million in the first quarter of 2017).
Opening Balance Adjustments
The following table summarizes the effects of adopting Revenue Recognition - Contracts with Customers, Financial Instruments - Recognition and Measurement, and other accounting standards on our financial statements for the fiscal year beginning December 31, 2017 as an adjustment to the opening balance:

		Adjustments from
(In Millions)	Balance as of Dec 30, 2017	Revenue Standard	Financial Instruments Update	Other[1]	Opening Balance as of Dec 31, 2017
Assets:
Accounts receivable	$5,607	$(530)	$—	$—	$5,077
Inventories	$6,983	$47	$—	$—	$7,030
Other current assets	$2,908	$64	$—	$(8)	$2,964
Equity investments	$—	$—	$8,579	$—	$8,579
Marketable equity securities	$4,192	$—	$(4,192)	$—	$—
Other long-term assets	$7,602	$—	$(4,387)	$(43)	$3,172

Liabilities:
Deferred income	$1,656	$(1,356)	$—	$—	$300
Other accrued liabilities	$7,535	$81	$—	$—	$7,616
Deferred income taxes	$3,046	$191	$—	$(20)	$3,217

Stockholders' equity:
Accumulated other comprehensive income (loss)	$862	$—	$(1,745)	$(45)	$(928)
Retained earnings	$42,083	$665	$1,745	$14	$44,507

[1]
Includes adjustments from adoption of "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory" and "Income Statement—Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

FINANCIAL STATEMENTS	Notes to Financial Statements	10

The following table summarizes the impacts of adopting the new revenue standard on our consolidated condensed statement of income and balance sheet:

	For the period ended March 31, 2018
(In Millions)	As reported	Adjustments	Without new revenue standard
Income Statement

Net revenue	$16,066	$(462)	$15,604
Cost of sales	6,335	(156)	6,179
Gross margin	9,731	(306)	9,425
Marketing, general and administrative	1,900	(52)	1,848
Operating income	4,470	(254)	4,216
Income before taxes	5,011	(254)	4,757
Provision for taxes	557	(47)	510
Net income	$4,454	$(207)	$4,247

Balance Sheet

Assets:
Accounts receivable	$4,879	$346	$5,225
Inventories	$7,146	$51	$7,197
Other current assets	$3,408	$(14)	$3,394

Liabilities:
Deferred income	$—	$1,670	$1,670
Other accrued liabilities	$9,586	$(181)	$9,405
Deferred income taxes	$1,564	$(229)	$1,335

Equity:
Retained earnings	$44,418	$(877)	$43,541
NOTE 3: OPERATING SEGMENTS
We manage our business through the following operating segments:

•	Client Computing Group (CCG)

•	Data Center Group (DCG)

•	Internet of Things Group (IOTG)

•	Non-Volatile Memory Solutions Group (NSG)

•	Programmable Solutions Group (PSG)

•	All Other
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
The “all other” category includes revenue, expenses, and charges such as:

•	results of operations from non-reportable segments not otherwise presented, including Mobileye results;

•	historical results of operations from divested businesses;

•	results of operations of start-up businesses that support our initiatives, including our foundry business;

•	amounts included within restructuring and other charges;

•	a portion of employee benefits, compensation, and other expenses not allocated to the operating segments; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.

FINANCIAL STATEMENTS	Notes to Financial Statements	11

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
Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 31, 2018	Apr 1, 2017
Net revenue:
Client Computing Group
Platform	$7,615	$7,397
Adjacent	605	579
	8,220	7,976
Data Center Group
Platform	4,824	3,879
Adjacent	410	353
	5,234	4,232
Internet of Things Group
Platform	719	632
Adjacent	121	89
	840	721
Non-Volatile Memory Solutions Group	1,040	866
Programmable Solutions Group	498	425
All other	234	576
Total net revenue	$16,066	$14,796

Operating income (loss):
Client Computing Group	$2,791	$3,031
Data Center Group	2,602	1,487
Internet of Things Group	227	105
Non-Volatile Memory Solutions Group	(81)	(129)
Programmable Solutions Group	97	92
All other	(1,166)	(954)
Total operating income	$4,470	$3,632

FINANCIAL STATEMENTS	Notes to Financial Statements	12

Disaggregated net revenue for each period was as follows:

	Three Months Ended
(In Millions)	Mar 31, 2018	Apr 1, 2017
Platform revenue
Desktop platform	$2,907	$2,855
Notebook platform	4,689	4,498
DCG platform	4,824	3,879
Other platform[1]	738	676
	13,158	11,908

Adjacent revenue[2]	2,908	2,354
ISecG divested business	—	534
Total revenue	$16,066	$14,796

[1]	Includes our tablet, service provider, and IOTG platform revenue.

[2]	Includes all of our non-platform products for CCG, DCG, and IOTG like modem, ethernet, and silicon photonic, as well as NSG, PSG, and Mobileye products.
NOTE 4: EARNINGS PER SHARE
We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 31, 2018	Apr 1, 2017
Net income available to common stockholders	$4,454	$2,964
Weighted average shares of common stock outstanding – basic	4,674	4,723
Dilutive effect of employee equity incentive plans	65	58
Dilutive effect of convertible debt	51	100
Weighted average shares of common stock outstanding – diluted	4,790	4,881
Earnings per share – Basic	$0.95	$0.63
Earnings per share – Diluted	$0.93	$0.61
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units (RSUs), and the assumed issuance of common stock under the stock purchase plan. In December 2017, we paid cash to satisfy the conversion of our 2035 debentures, which we excluded from our dilutive earnings per share computation starting in the fourth quarter of 2017 and are no longer dilutive. Our 2039 debentures require settlement of the principal amount of the debt in cash upon conversion. Since the conversion premium is paid in cash or stock at our option, we determined the potentially dilutive shares of common stock by applying the treasury stock method.
In all periods presented, potentially dilutive securities which would have been antidilutive are insignificant and are excluded from the computation of diluted earnings per share. In all periods presented, we included our 2039 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2039 debentures in the future if the average market price is below the conversion price.

FINANCIAL STATEMENTS	Notes to Financial Statements	13

NOTE 5: CONTRACT LIABILITIES

(In Millions)	Mar 31, 2018	Opening Balance as of Dec 31, 2017
Contract liabilities from prepaid supply agreements	$2,723	$105
Contract liabilities from software, services and other	115	195
Total contract liabilities	$2,838	$300
Contract liabilities are primarily related to partial prepayments received from customers on long term supply agreements towards future NSG product delivery. As new prepaid supply agreements are entered into and performance obligations are negotiated, this component of the contract liability balance will increase, and as customers purchase product and utilize their prepaid balances, the balance will decrease. The short-term portion of prepayments from supply agreements is reported on the consolidated condensed balance sheet within other accrued liabilities.
The following table shows the changes in contract liability balances relating to prepaid supply agreements during the first three months of 2018:

(In Millions)
Prepaid supply agreements balance as of Dec 31, 2017	$105
Additions and adjustments	2,692
Revenue recognized	(74)
Prepaid supply agreements balance as of Mar 31, 2018	$2,723
Additions in the first three months of 2018 include a $1.0 billion reclassification from customer deposits previously included in other long-term liabilities. The long-term supply agreements represent $5.3 billion in future anticipated revenues with 5% expected to be recognized during the current year and the remainder ratably over the next 5 years.
NOTE 6: OTHER FINANCIAL STATEMENT DETAILS
INVENTORIES

(In Millions)	Mar 31, 2018	Dec 30, 2017
Raw materials	$1,242	$1,098
Work in process	3,750	3,893
Finished goods	2,154	1,992
Total inventories	$7,146	$6,983
INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 31, 2018	Apr 1, 2017
Interest income	$91	$76
Interest expense	(112)	(146)
Other, net	(81)	1
Total interest and other, net	$(102)	$(69)
Interest expense in the preceding table is net of $113 million of interest capitalized in the first quarter of 2018 ($67 million in the first quarter of 2017).

FINANCIAL STATEMENTS	Notes to Financial Statements	14

NOTE 7: INCOME TAXES
We have not adjusted our provisional tax estimates related to the U.S. Tax Cuts and Jobs Act (Tax Reform) that we recorded in the fourth quarter of 2017. Our accounting remains incomplete as of the first three months of 2018 and will be refined throughout 2018 based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law. Our estimated annual effective tax rate for the first three months of 2018 includes provisional tax estimates for certain Tax Reform provisions related to foreign-derived intangible income and low-taxed intangible income. We expect that these provisions will be clarified by additional analysis and regulatory guidance, and the clarification could impact our estimated annual effective tax rate.
Our effective income tax rate was 11.1% in the first three months of 2018 compared to 22.3% in the first three months of 2017. The reduction from Tax Reform of the U.S. statutory federal tax rate from 35.0% to 21.0% favorably impacted our effective tax rate by approximately nine percentage points. Further, the new Tax Reform provisions related to foreign-derived intangible income favorably impacted our effective tax rate by approximately two percentage points, and the provision related to low-taxed intangible income and the repeal of the domestic manufacturing deduction each unfavorably impacted our effective tax rate by approximately one percentage point. In addition, our effective tax rate in the first three months of 2018 was favorably impacted by one-time items unrelated to Tax Reform.
NOTE 8: INVESTMENTS
DEBT SECURITIES
Trading Assets
Net gains related to trading assets still held at the reporting date were $175 million in the first three months of 2018 ($217 million of net gains in the first three months of 2017). Net losses on the related derivatives were $149 million in the first three months of 2018 ($186 million of net losses in the first three months of 2017).
Available-for-Sale Debt Investments

	March 31, 2018				December 30, 2017
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$2,440	$2	$(27)	$2,415	$2,294	$4	$(13)	$2,285
Financial institution instruments	3,303	3	(17)	3,289	3,387	3	(9)	3,381
Government debt	956	—	(12)	944	961	—	(6)	955
Total available-for-sale debt investments	$6,699	$5	$(56)	$6,648	$6,642	$7	$(28)	$6,621
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of March 31, 2018 and as of December 30, 2017.
The fair value of available-for-sale debt investments, by contractual maturity, as of March 31, 2018, were as follows:

(In Millions)	Fair Value
Due in 1 year or less	$2,823
Due in 1–2 years	1,715
Due in 2–5 years	1,651
Due after 5 years	69
Instruments not due at a single maturity date	390
Total	$6,648

FINANCIAL STATEMENTS	Notes to Financial Statements	15

EQUITY INVESTMENTS

(In Millions)	Mar 31, 2018	Dec 30, 2017
Marketable equity securities	$4,653	$4,192
Non-marketable equity securities	2,823	2,613
Equity method investments	2,005	1,774
Total	$9,481	$8,579

The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 31, 2018	Apr 1, 2017
Mark to market adjustments on marketable equity securities[1]	$606	$—
Gains (losses) on sales[1]	10	274
Observable price adjustments on non-marketable equity securities[1]	124	—
Impairments	(17)	(48)
Share of equity method investee gains (losses)	(82)	(11)
Other	2	37
Total gains (losses) on equity investments, net	$643	$252

[1]
Mark to market and observable price adjustments relate to the new financial instruments standard adopted in the first quarter of 2018, and are not applicable in prior periods. Gains (losses) on sales includes realized gains (losses) on sales of non-marketable equity securities and equity method investments, and in 2017 also includes realized gains (losses) on sales of available-for-sale equity securities which are now reflected in mark to market adjustments on marketable equity securities.

(In Millions)	Mar 31, 2018
Net gains (losses) recognized during the period on equity securities	$724
Less: Net gains and losses recognized during the period on equity securities sold during the period	(11)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$713
Cloudera, Inc.
On April 28, 2017, Cloudera, Inc. (Cloudera) completed its initial public offering and we designated our previous equity and cost method investments in Cloudera as available-for-sale. During the second quarter of 2017, we determined we had an other-than-temporary decline in the fair value of our investment and recognized an impairment charge of $278 million.
Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for phones. We agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of Beijing UniSpreadtrum Technology Ltd., a holding company under Tsinghua Unigroup. During 2015, we invested $966 million to complete the first phase of the equity investment and accounted for our interest using the cost method of accounting. During 2017, we reduced our expectation of the company's future operating performance due to competitive pressures, which resulted in an other-than-temporary impairment charge of $308 million.

FINANCIAL STATEMENTS	Notes to Financial Statements	16

IM Flash Technologies, LLC
Since the inception of IM Flash Technologies, LLC (IMFT) in 2006, Micron Technology, Inc. (Micron) and Intel have jointly developed NAND flash memory and 3D XPoint™ technology products. Intel also purchases jointly developed products directly from Micron under certain supply agreements.
As of March 31, 2018, we own a 49% interest in IMFT. The carrying value of our investment was $1.8 billion as of March 31, 2018 ($1.5 billion as of December 30, 2017) which is classified as an equity method investment.
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
IMFT is a variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Our portion of IMFT costs was approximately $83 million in the first three months of 2018 (approximately $130 million in the first three months of 2017). In the event that IMFT has excess cash, IMFT will make payments to Micron and Intel in the form of dividends.
IMFT depends on Micron and Intel for any additional cash needs. During the first quarter of 2018, we extended $319 million in member debt financing (MDF) to IMFT to fund the ramp of 3D XPoint technology. The MDF balance may be converted to a capital contribution at our request, or may be repaid upon availability of funds. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT and future cash calls. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity, and therefore, we account for our interest in IMFT using the equity method of accounting.
NOTE 9: IDENTIFIED INTANGIBLE ASSETS

	March 31, 2018
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$9,513	$(2,197)	$7,316
Acquisition-related customer relationships	2,036	(343)	1,693
Acquisition-related brands	143	(34)	109
Licensed technology and patents	3,104	(1,434)	1,670
Identified intangible assets subject to amortization	14,796	(4,008)	10,788
In-process research and development	1,567	—	1,567
Identified intangible assets not subject to amortization	1,567	—	1,567
Total identified intangible assets	$16,363	$(4,008)	$12,355

	December 30, 2017
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$8,912	$(1,922)	$6,990
Acquisition-related customer relationships	2,052	(313)	1,739
Acquisition-related brands	143	(29)	114
Licensed technology and patents	3,104	(1,370)	1,734
Identified intangible assets subject to amortization	14,211	(3,634)	10,577
In-process research and development	2,168	—	2,168
Identified intangible assets not subject to amortization	2,168	—	2,168
Total identified intangible assets	$16,379	$(3,634)	$12,745

FINANCIAL STATEMENTS	Notes to Financial Statements	17

Amortization expenses recorded in the consolidated condensed statements of income for each period were as follows:

		Three Months Ended
(In Millions)	Location	Mar 31, 2018	Apr 1, 2017
Acquisition-related developed technology	Cost of sales	$275	$209
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	45	35
Acquisition-related brands	Amortization of acquisition-related intangibles	5	3
Licensed technology and patents	Cost of sales	65	74
Total amortization expenses		$390	$321
We expect future amortization expenses for the next five years to be as follows:

(In Millions)	Remainder of 2018	2019	2020	2021	2022
Acquisition-related developed technology	$824	$1,097	$1,066	$1,030	$991
Acquisition-related customer relationships	136	180	179	179	171
Acquisition-related brands	15	20	20	20	6
Licensed technology and patents	195	246	214	195	190
Total future amortization expenses	$1,170	$1,543	$1,479	$1,424	$1,358
NOTE 10: OTHER LONG-TERM ASSETS

(In Millions)	Mar 31, 2018	Dec 30, 2017
Non-current deferred tax assets	$982	$840
Pre-payments for property, plant and equipment	1,145	714
Loans receivable	744	860
Other	743	801
Total other long-term assets	$3,614	$3,215

FINANCIAL STATEMENTS	Notes to Financial Statements	18

NOTE 11: FAIR VALUE
For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see "Note 2: Accounting Policies" and "Note 15: Fair Value" in our 2017 Form 10-K.
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	March 31, 2018				December 30, 2017
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$347	$—	$347	$—	$30	$—	$30
Financial institution instruments [1]	390	422	—	812	335	640	—	975
Government debt [2]	—	34	—	34	—	90	—	90
Reverse repurchase agreements	—	1,399	—	1,399	—	1,399	—	1,399
Short-term investments:
Corporate debt	—	631	—	631	—	672	3	675
Financial institution instruments [1]	—	1,184	—	1,184	—	1,009	—	1,009
Government debt [2]	—	205	—	205	—	130	—	130
Trading assets:
Asset-backed securities	—	—	—	—	—	2	—	2
Corporate debt	—	3,195	—	3,195	—	2,842	—	2,842
Financial institution instruments [1]	12	1,920	—	1,932	59	1,064	—	1,123
Government debt [2]	29	5,467	—	5,496	30	4,758	—	4,788
Other current assets:
Derivative assets	—	362	—	362	2	277	—	279
Loans receivable	—	166	—	166	—	30	—	30
Marketable equity securities	4,578	75	—	4,653	4,148	44	—	4,192
Other long-term investments:
Corporate debt	—	1,437	—	1,437	—	1,576	4	1,580
Financial institution instruments [1]	—	1,293	—	1,293	—	1,397	—	1,397
Government debt [2]	—	705	—	705	—	735	—	735
Other long-term assets:
Derivative assets	—	96	—	96	—	77	7	84
Loans receivable	—	494	—	494	—	610	—	610
Total assets measured and recorded at fair value	5,009	19,432	—	24,441	4,574	17,382	14	21,970
Liabilities
Other accrued liabilities:
Derivative liabilities	—	555	—	555	—	454	—	454
Other long-term liabilities:
Derivative liabilities	—	530	61	591	—	297	6	303
Total liabilities measured and recorded at fair value	$—	$1,085	$61	$1,146	$—	$751	$6	$757

[1]
Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.

[2]	Level 1 investments consist primarily of U.S. Treasury securities. Level 2 investments consist primarily of U.S. Agency notes and non-U.S. government debt.

FINANCIAL STATEMENTS	Notes to Financial Statements	19

FAIR VALUE OPTION FOR LOANS RECEIVABLE
As of March 31, 2018 and December 30, 2017, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.
ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS
Our non-marketable equity securities, equity method investments, non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities during the period we classify these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE ON A RECURRING BASIS
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities (that have not been re-measured or impaired in the current period), grants receivable, loans receivable, reverse repurchase agreements and our short-term and long-term debt.
Prior to the adoption of the new financial instrument standard, our non-marketable cost method investments were not recorded at fair value on a recurring basis and the carrying amount and fair value as of December 30, 2017 was $2.6 billion and $3.6 billion, respectively. These assets were classified as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
As of March 31, 2018, the aggregate carrying value of grants receivable, loans receivable, and reverse repurchase agreements was $815 million (the aggregate carrying amount as of December 30, 2017 was $935 million). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of March 31, 2018, the fair value of short and long-term debt (excluding drafts payable) was $30.3 billion (the fair value as of December 30, 2017 was $29.4 billion). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first three months of 2018 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Equity Investments	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation adjustments and other	Total
Balance as of December 30, 2017	$1,745	$106	$(963)	$(26)	$862
Impact of change in accounting principle	(1,745)	24	(65)	(4)	(1,790)
Opening Balance as of December 31, 2017	$—	$130	$(1,028)	$(30)	$(928)
Other comprehensive income (loss) before reclassifications	—	203	140	(29)	314
Amounts reclassified out of accumulated other comprehensive income	—	(53)	45	(1)	(9)
Tax effects	—	(31)	(37)	8	(60)
Other comprehensive income (loss)	—	119	148	(22)	245
Balance as of March 31, 2018	$—	$249	$(880)	$(52)	$(683)

FINANCIAL STATEMENTS	Notes to Financial Statements	20

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income for each period were as follows:

		Income Before Taxes Impact (In Millions)
		Three Months Ended
Comprehensive Income Components	Location	Mar 31, 2018	Apr 1, 2017
Unrealized holding gains (losses) on available-for-sale equity investments:
	Gains (losses) on equity investments, net	$—	$263
		—	263
Unrealized holding gains (losses) on derivatives:
Foreign currency contracts	Cost of sales	8	(20)
	Research and development	41	(16)
	Marketing, general and administrative	14	(5)
	Gains (losses) on equity investments, net	—	4
	Interest and other, net	(10)	38
		53	1
Amortization of pension and postretirement benefit components:
Actuarial valuation and other pension expenses		(45)	(24)
		(45)	(24)
Translation adjustments and other	Interest and other, net	1	—
Total amounts reclassified out of accumulated other comprehensive income (loss)		$9	$240
The amortization of pension and postretirement benefit components is included in the computation of net periodic benefit cost. For more information, see "Note 18: Retirement Benefit Plans" in our 2017 Form 10-K.
We estimate that we will reclassify approximately $122 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	21

NOTE 13: DERIVATIVE FINANCIAL INSTRUMENTS
For further information on our derivative policies, see "Note 2: Accounting Policies" in our 2017 Form 10-K.
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 31, 2018	Dec 30, 2017	Apr 1, 2017
Foreign currency contracts	$22,020	$19,958	$18,575
Interest rate contracts	20,905	16,823	14,815
Other	2,154	1,636	1,357
Total	$45,079	$38,417	$34,747
FAIR VALUE OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2018		December 30, 2017
(In Millions)	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as hedging instruments:
Foreign currency contracts [3]	$303	$9	$283	$32
Interest rate contracts	30	540	1	254
Total derivatives designated as hedging instruments	333	549	284	286
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	94	575	52	447
Interest rate contracts	31	22	18	24
Other	—	—	9	—
Total derivatives not designated as hedging instruments	125	597	79	471
Total derivatives	$458	$1,146	$363	$757

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	22

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	March 31, 2018
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$440	$—	$440	$(327)	$(61)	$52
Reverse repurchase agreements	1,649	—	1,649	—	(1,649)	—
Total assets	2,089	—	2,089	(327)	(1,710)	52
Liabilities:
Derivative liabilities subject to master netting arrangements	1,133	—	1,133	(327)	(753)	53
Total liabilities	$1,133	$—	$1,133	$(327)	$(753)	$53

	December 30, 2017
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$350	$—	$350	$(206)	$(130)	$14
Reverse repurchase agreements	1,649	—	1,649	—	(1,649)	—
Total assets	1,999	—	1,999	(206)	(1,779)	14
Liabilities:
Derivative liabilities subject to master netting arrangements	745	—	745	(206)	(504)	35
Total liabilities	$745	$—	$745	$(206)	$(504)	$35
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $203 million net gains in the first three months of 2018 ($266 million net gains in the first three months of 2017). Substantially all of our cash flow hedges were foreign currency contracts for the first three months of 2018 and 2017.
During the first three months of 2018 and 2017, the amounts excluded from effectiveness testing were insignificant.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 12: Other Comprehensive Income (Loss)."

FINANCIAL STATEMENTS	Notes to Financial Statements	23

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 31, 2018	Apr 1, 2017
Interest rate contracts	$(258)	$(14)
Hedged items	258	14
Total	$—	$—
The amounts recorded on the consolidated condensed balance sheet related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item Is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
Years Ended (In Millions)	Mar 31, 2018	Dec 30, 2017	Mar 31, 2018	Dec 30, 2017
Long-Term Debt	$(16,612)	$(12,653)	$510	$252
As of March 31, 2018 and December 30, 2017, the total notional amount of pay variable/receive fixed-interest rate swaps was $17.1 billion and $12.9 billion, respectively.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 31, 2018	Apr 1, 2017
Foreign currency contracts	Interest and other, net	$(170)	$(160)
Interest rate contracts	Interest and other, net	14	(2)
Other	Various	(31)	58
Total		$(187)	$(104)
NOTE 14: EMPLOYEE EQUITY INCENTIVE PLANS
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. Our plans include our 2006 Equity Incentive Plan and our 2006 Stock Purchase Plan. The 2006 Equity Incentive Plan had 208 million shares of common stock available through June 2020 for future grants.
SHARE-BASED COMPENSATION
Share-based compensation expense recognized was $433 million in the first three months of 2018 ($397 million in the first three months of 2017).

FINANCIAL STATEMENTS	Notes to Financial Statements	24

RESTRICTED STOCK UNIT AWARDS
Restricted stock unit activity in the first three months of 2018 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 30, 2017	100.4	$32.36
Granted	8.1	$49.03
Vested	(4.0)	$39.18
Forfeited	(1.8)	$32.09
March 31, 2018	102.7	$33.41
The aggregate fair value of awards that vested in the first three months of 2018 was $204 million, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in first three months of 2018 was $157 million. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
STOCK PURCHASE PLAN
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. The 2006 Stock Purchase Plan had 142 million shares of common stock remaining through August 2021 for issuance.
Employees purchased 8.2 million shares of common stock in the first three months of 2018 for $249 million (8.0 million shares of common stock in the first three months of 2017 for $235 million) under the 2006 Stock Purchase Plan.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	25

We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016. In October 2016, Advocate General Wahl, an advisor to the Court of Justice, issued a non-binding advisory opinion that favored Intel on a number of grounds. The Court of Justice issued its decision in September 2017, setting aside the judgment of the General Court and sending the case back to the General Court to examine whether the rebates at issue were capable of restricting competition. The General Court has appointed a panel of five judges to consider our appeal of the EC’s 2009 decision in light of the Court of Justice’s clarifications of the law. In November 2017, the parties filed initial “Observations” about the Court of Justice’s decision and the appeal, and were invited by the General Court to offer supplemental comments to each other’s “Observations,” which the parties submitted in March 2018. Pending the final decision in this matter, the fine paid by Intel has been placed by the EC in commercial bank accounts where it accrues interest.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	26

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
As of April 25, 2018, 42 customer class action lawsuits and three securities class action lawsuits have been filed. The customer class action plaintiffs, who purport to represent various classes of end users of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. Of the customer class action lawsuits, 39 have been filed in the United States, two in Canada, and one in Israel. In April 2018, the United States Judicial Panel on Multidistrict Litigation ordered the U.S. customer lawsuits consolidated for pretrial proceedings in the United States District Court for the District of Oregon. The securities class action plaintiffs, who purport to represent classes of acquirers of Intel stock between July 27, 2017 and January 4, 2018, generally allege that Intel and certain officers violated securities laws by making statements about Intel's products and internal controls that were revealed to be false or misleading by the disclosure of the security vulnerabilities. Additional lawsuits and claims may be asserted on behalf of customers and shareholders seeking monetary damages or other related relief. We dispute the claims described above and intend to defend the lawsuits vigorously. Given the procedural posture and the nature of these cases, including that the proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
In addition to these lawsuits, Intel stockholders have filed seven shareholder derivative lawsuits against certain members of our Board of Directors and certain officers. In January and April 2018, Joseph Tola, Joanne Bicknese, Michael Kellogg, and Jeffrey Lockwood each filed a shareholder derivative action in the Superior Court of the State of California in San Mateo County alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints seek to recover damages from the defendants on behalf of Intel. In March and April 2018, Joseph Lipovich, Martin Salsberg, and Margaret Birch, et al. each filed substantially similar shareholder derivative actions in the United States District Court for the Northern District of California, and all were assigned to the same judge. The Lipovich and Salsberg actions were consolidated, and defendants moved to dismiss those actions on the ground that plaintiffs’ failure to make a pre-lawsuit demand on the Board was not excused. The hearing on that motion is scheduled for May 2018. Defendants also filed a motion to consolidate, stay, or dismiss the Birch action on the grounds that plaintiffs’ failure to make a pre-lawsuit demand on the Board was not excused, and that the lawsuit is redundant of the Lipovich and Salsberg actions. The hearing on that motion is scheduled for June 2018. Defendants have not yet responded to the Tola, Bicknese, Kellogg, or Lockwood complaints.

FINANCIAL STATEMENTS	Notes to Financial Statements	27

MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A) - RESULTS OF OPERATIONS
Q1 2018 was a record first quarter in revenue and exceeded the expectations we set in January 2018. Our transformation to a data-centric company accelerated with the revenue of our data-centric businesses up 25% over the first quarter of last year excluding Intel Security Group (ISecG). Collectively, these businesses now account for 49% of revenue and are on track to cross over 50% of revenue this year — an important milestone for our company. CCG continued to execute well, producing revenue growth within a declining PC market. For a more comprehensive overview of the results of our operations, see "A Quarter in Review."

	Three Months Ended
	Q1 2018		Q1 2017
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$16,066	100.0%	$14,796	100.0%
Cost of sales	6,335	39.4%	5,636	38.1%
Gross margin	9,731	60.6%	9,160	61.9%
Research and development	3,311	20.6%	3,311	22.4%
Marketing, general and administrative	1,900	11.8%	2,099	14.2%
Restructuring and other charges	—	—%	80	0.5%
Amortization of acquisition-related intangibles	50	0.3%	38	0.3%
Operating income	4,470	27.8%	3,632	24.5%
Gains (losses) on equity investments, net	643	4.0%	252	1.8%
Interest and other, net	(102)	(0.6)%	(69)	(0.5)%
Income before taxes	5,011	31.2%	3,815	25.8%
Provision for taxes	557	3.5%	851	5.8%
Net income	$4,454	27.7%	$2,964	20.0%

Earnings per share – Diluted	$0.93		$0.61

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	28

REVENUE
(Dollars in charts are shown in billions)

SEGMENT REVENUE WALK

Q1 2018 vs. Q1 2017
Our Q1 2018 revenue was $16.1 billion, up $1.3 billion, or 9%, from Q1 2017. After adjusting for the Q1 2017 results of the of Intel Security Group (ISecG), which we divested in Q2 2017, revenue grew 13%. The increase in revenue was primarily driven by strong performance across our data-centric businesses, which collectively grew 25% year over year after adjusting for ISecG. Mobileye, which we acquired in Q3 2017, recognized $151 million in revenue, contributing to the growth of our data-centric businesses. The PC-centric business also grew 3%, despite a declining PC market.
GROSS MARGIN
(Dollars in chart are shown in billions; percentages indicate gross margin as a percentage of total revenue)

GROSS MARGIN
We derived most of our overall gross margin dollars from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q1 2018 increased by $571 million, or 6.2% compared to Q1 2017.

(In Millions)	Gross Margin Walk
$9,731	Q1 2018 Gross Margin
1,145	Higher gross margin from platform revenue
240	Lower factory start-up costs, primarily associated with our 10nm process technology
(445)	Impact of the ISecG divestiture and lower gross margin from adjacent businesses
(270)	Period charges primarily associated with engineering samples and higher initial production costs from our 10nm products
(99)	Other
$9,160	Q1 2017 Gross Margin

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	29

OPERATING EXPENSES
(Dollars in charts are shown in billions; percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT	MARKETING, GENERAL AND ADMINISTRATIVE
Total research and development (R&D) and marketing, general and administrative (MG&A) expenses for Q1 2018 were $5.2 billion, down 3.7% from Q1 2017. These expenses represent 32.4% of revenue for Q1 2018 and 36.6% of revenue for Q1 2017.
Research and Development

Q1 2018 vs. Q1 2017
R&D was flat in Q1 2018 compared to Q1 2017, driven by the following:
-     Lower expenses due to the ISecG divestiture
+    Higher investments in data-centric businesses
+    Higher profit-dependent compensation due to an increase in net income

Marketing, General and Administrative

Q1 2018 vs. Q1 2017
MG&A decreased by $199 million, or 9.5%, in Q1 2018 compared to Q1 2017. This decrease was driven by the following:
-    Lower expenses due to the ISecG divestiture
-    Change to the Intel Inside program
+    Higher profit-dependent compensation due to an increase in net income

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	30

CLIENT COMPUTING GROUP (CCG)
(Dollars in charts are shown in billions)
Overview
CCG is responsible for all aspects of the client computing continuum, which includes platforms designed for end-user form factors, focusing on high growth segments of 2-in-1, thin-and-light, commercial and gaming, and growing adjacencies as well as connectivity technologies.

CCG REVENUE	CCG OPERATING INCOME

■ Platform	■ Adjacent
CCG Revenue Summary
Our revenue year over year increased from strong commercial market segment demand and higher demand for our high-performance processors in desktop which more than offset the volume decline.

(In Millions)	CCG Revenue Walk
$8,220	Q1 2018 CCG Revenue
180	Desktop platform ASP
167	Notebook platform volume
(128)	Desktop platform volume
25	Other
$7,976	Q1 2017 CCG Revenue

Key Revenue Metrics
	Q1 2018 vs. Q1 2017
Desktop Platform
Volume	down	(6)%
ASP	up	7%

Notebook Platform
Volume	up	4%
ASP	up	1%

Adjacent Products
Revenue	up	4%

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	31

(In Millions)	CCG Operating Income Walk
$2,791	Q1 2018 CCG Operating Income
(420)	Period charges primarily associated with engineering samples and higher initial production costs from our 10nm products
(115)	Lower gross margin from adjacent businesses, primarily due to initial production costs of our new modem product
245	Higher gross margin from CCG platform revenue
50	Other
$3,031	Q1 2017 CCG Operating Income
DATA CENTER GROUP (DCG)
(Dollars in charts are shown in billions)
Overview
DCG develops workload-optimized platforms for compute, storage, network, and related functions, which are designed for and sold into the enterprise and government, cloud, and communications service providers market segments.

DCG REVENUE	DCG OPERATING INCOME

■ Platform	■ Adjacent
DCG Revenue Summary
Our revenue grew year over year from strength across all market segments and adoption of 14nm Intel® Xeon® Scalable processors, which drove ASP up. We had strong volume in cloud, improved market conditions in enterprise and government, and increased market share in communication service provider.

(In Millions)	DCG Revenue Walk
$5,234	Q1 2018 DCG Revenue
614	DCG platform volume
331	DCG platform ASP
57	Other
$4,232	Q1 2017 DCG Revenue

Markets Segment Revenue Growth[1]	Q1 2018 vs. Q1 2017		Key Revenue Metrics	Q1 2018 vs. Q1 2017
Cloud service provider	up	45%	DCG Platform
Enterprise and government	up	3%	Volume	up	16%
Communication service provider	up	33%	ASP	up	7%

1 DCG platform products are sold across all three market segments.			Adjacent Products
			Revenue	up	16%

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	32

(In Millions)	DCG Operating Income Walk
$2,602	Q1 2018 DCG Operating Income
870	Higher gross margin from DCG platform revenue
115	Lower factory start-up costs, primarily associated with our 10nm process technology
130	Other
$1,487	Q1 2017 DCG Operating Income
INTERNET OF THINGS GROUP (IOTG)
(Dollars in charts are shown in billions)
Overview
IOTG develops and sells high-performance Internet of Things compute solutions for retail, automotive, industrial, and video surveillance market segments, along with a broad range of other embedded applications. These market-driven solutions utilize silicon and software assets from our data center and client businesses to expand our compute footprint into Internet of Things market segments.

IOTG REVENUE	IOTG OPERATING INCOME

■ Platform	■ Adjacent
Revenue and Operating Income Summary

Q1 2018 vs. Q1 2017
Net revenue increased $119 million, driven primarily by $257 million higher IOTG platform unit sales, partially offset by $170 million lower IOTG platform ASPs. Revenue grew across the retail and video market segments. Operating income increased $122 million driven by higher revenue, lower costs from the mix of our processors, and lower spending as autonomous driving investment shifted to Mobileye.

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	33

NON-VOLATILE MEMORY SOLUTIONS GROUP (NSG)
(Dollars in charts are shown in billions)
Overview
NSG offers lntel® Optane™ and lntel® 3D NAND technologies, which drive innovation in solid-state drives (SSDs). The primary customers are enterprise and cloud-based data centers, users of business and consumer desktops and laptops, and a variety of embedded and Internet of Things application providers.

NSG REVENUE	NSG OPERATING INCOME
Revenue and Operating Income Summary

Q1 2018 vs. Q1 2017
Net revenue increased $174 million, driven by $619 million higher unit sales due to strong demand in data center, offset by $445 million lower ASP due to mix of products. Operating loss decreased $48 million as our triple-level cell (TLC) NAND and 64-Layer product lines continued to ramp, driving lower unit cost, which outpaced the decline in ASP.
PROGRAMMABLE SOLUTIONS GROUP (PSG)
(Dollars in charts are shown in billions)
Overview
PSG offers programmable semiconductors, primarily field-programmable gate arrays (FPGAs) and related products for a broad range of market segments, including communications, data center, industrial, military, and automotive.

PSG REVENUE	PSG OPERATING INCOME
Revenue and Operating Income Summary

Q1 2018 vs. Q1 2017
PSG revenue was $498 million, up $73 million year over year, driven by strength in data center and embedded market segments as well as last-time buys of our legacy products and growth of our advanced products, based on 28nm, 20nm, and 14nm process technologies, which grew over 40% in the quarter. Operating income was $97 million, up $5 million year over year.

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	34

GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q1 2018	Q1 2017
Gains (losses) on equity investments, net	$643	$252
Interest and other, net	$(102)	$(69)
Gains (losses) on equity investments, net
We recognized mark to market gains on our marketable equity securities of $606 million in Q1 2018, primarily related to our interests in ASML Holding N.V. (ASML) and Cloudera, Inc. In Q1 2017, we recognized $235 million of net realized gains on sales of a portion of our interest in ASML.
PROVISION FOR TAXES

(Dollars in Millions)	Q1 2018	Q1 2017
Income before taxes	$5,011	$3,815
Provision for taxes	$557	$851
Effective tax rate	11.1%	22.3%
Our effective tax rate in was 11.1% in Q1 2018 compared to 22.3% in Q1 2017. The reduction from U.S. Tax Cuts and Jobs Act (Tax Reform) of the U.S. statutory federal tax rate from 35% to 21% favorably impacted our effective tax rate by approximately nine percentage points. Further, the new Tax Reform provisions related to foreign-derived intangible income favorably impacted our effective tax rate by approximately two percentage points, and the provision related to low-taxed intangible income and the repeal of the domestic manufacturing deduction each unfavorably impacted our effective tax rate by approximately one percentage point. In addition, our effective tax rate decrease was favorably impacted in Q1 2018 by one-time items unrelated to Tax Reform.
LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Mar 31, 2018	Dec 30, 2017
Cash and cash equivalents, short-term investments, and trading assets	$16,197	$14,002
Other long-term investments	$3,435	$3,712
Loans receivable and other	$1,105	$1,097
Reverse repurchase agreements with original maturities greater than three months	$250	$250
Total debt	$28,612	$26,813
Temporary equity	$801	$866
Debt as percentage of permanent stockholders’ equity	40.8%	38.8%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity we include investments as shown in the preceding table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of March 31, 2018, $2.2 billion of commercial paper remained outstanding.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, acquisitions, and strategic investments.

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	35

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks

	Three Months Ended
(In Millions)	Mar 31, 2018	Apr 1, 2017
Net cash provided by operating activities	$6,284	$3,898
Net cash used for investing activities	(4,791)	(2,778)
Net cash provided by (used for) financing activities	(1,372)	(1,746)
Net increase (decrease) in cash and cash equivalents	$121	$(626)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For Q1 2018 compared to Q1 2017, the $2.4 billion increase in cash provided by operations was primarily due to higher net income and changes in working capital, which benefited from receipts of customer deposits and prepaid supply agreements. These increases were partially offset by adjustments to net income for non-cash items, primarily driven by gains on equity investments.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher for Q1 2018 compared to Q1 2017 primarily due to increased net purchases of trading assets and higher capital expenditures.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was lower in Q1 2018 compared to Q1 2017 primarily due to the issuance of commercial paper in Q1 2018. This was partially offset by increased repurchases of common stock, repayment of debt, and dividends to stockholders.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. For discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices, and commodity prices refer to Quantitative and Qualitative Disclosures About Market Risk within MD&A - Results of Operations, in our 2017 Form 10-K.

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	36

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within "Other Key Information" in our 2017 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section in our 2017 Form 10-K remains current in all material respects.
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
Changes in Internal Control Over Financial Reporting
We implemented controls relating to adoption of the new revenue recognition and financial instruments accounting standards that were adopted in fiscal year 2018 to ensure that the necessary revenue contracts, equity investments, and related policies and process flows were sufficiently reviewed to identify adoption impacts. There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

OTHER KEY INFORMATION	37

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
Our non-GAAP operating income and diluted earnings per share reflect adjustments for the following items, as well as the related income tax effects. Income tax effects have been calculated using an appropriate tax rate for each adjustment. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated.
Acquisition-related adjustments:
The non-GAAP financial measures disclosed by the company exclude certain expenses related to acquisitions. Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. We record charges related to the amortization of these intangibles within both cost of sales and operating expenses in our GAAP financial statements. Amortization charges for our acquisition-related intangible assets are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. Consequently, our non-GAAP adjustments exclude these charges to facilitate an evaluation of our current operating performance and comparisons to our past operating performance.
Restructuring and other charges:
Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include asset impairments, pension charges, and costs associated with the Intel Security Group divestiture. We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures. We believe that these costs do not reflect our current operating performance. Consequently, our non-GAAP adjustments exclude these charges to facilitate an evaluation of our current operating performance and comparisons to our past operating performance.
Mark to market on marketable equity securities:
We exclude gains and losses resulting from mark to market adjustments of our marketable equity securities when calculating certain non-GAAP measures as we do not believe the volatility generally associated with these securities correlates to our core operational performance. Consequently, our non-GAAP earnings per share figures exclude these impacts to facilitate an evaluation of our current performance and comparisons to our past performance.
Planned Divestiture of Wind River:
We recognized a tax provision adjustment in the first quarter of 2018 due to our planned divestiture of Wind River Systems, Inc. (Wind River). Consequently, our non-GAAP earnings per share figures exclude this impact to facilitate an evaluation of our current performance and comparisons to our past performance.
Following are the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

(In Millions)	Mar 31, 2018	Apr 1, 2017
Operating income	$4,470	$3,632
Amortization of acquisition-related intangibles	325	247
Restructuring and other charges	—	80
Non-GAAP operating income	$4,795	$3,959

	Mar 31, 2018	Apr 1, 2017
Earnings per share - Diluted	$0.93	$0.61
Amortization of acquisition-related intangibles	0.07	0.05
Restructuring and other charges	—	0.01
Mark to market on marketable equity securities	(0.13)	—
Income tax effect (2018 includes $.01 tax impact from Wind River planned divestiture)	—	(0.01)
Non-GAAP Earnings per share - Diluted	$0.87	$0.66

OTHER KEY INFORMATION	38

ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of March 31, 2018, we were authorized to repurchase up to $75.0 billion, of which $11.2 billion remained available.
Common stock repurchase activity under our publicly announced stock repurchase plan during the first quarter of 2018 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans (In Millions)
December 31, 2017 - January 27, 2018	18.2	$44.55	$12,379
January 28, 2018 - February 24, 2018	3.1	$48.33	$12,228
February 25, 2018 - March 31, 2018	19.4	$51.04	$11,237
Total	40.8	$47.93
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

OTHER KEY INFORMATION	39

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 14, 2018	8-K	000-06217	3.2	3/19/2018
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1
Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

OTHER KEY INFORMATION	40

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 4 - 27
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 28 - 35
	Liquidity and capital resources	Pages 35 - 36
	Off balance sheet arrangements	(a)
	Contractual obligations	(b)
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 36
Item 4.	Controls and Procedures	Page 37

Part II - Other Information
Item 1.	Legal Proceedings	Pages 25 - 27
Item 1A.	Risk Factors	Page 37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 39
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 40

Signatures		Page 42

(a)	As of March 31, 2018, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

(b)	There were no material changes to our significant contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

OTHER KEY INFORMATION	41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 26, 2018	By:	/s/ ROBERT H. SWAN
Robert H. Swan
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	April 26, 2018	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

42