Form 10-Q
period 2018-06-30
INTEL CORP
filed 2018-07-27
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of June 30, 2018
Common stock, $0.001 par value	4,611 million

THE ORGANIZATION OF OUR QUARTERLY REPORT ON FORM 10-Q
The order and presentation of content in our Quarterly Report on Form 10-Q (Form 10-Q) differs from the traditional U.S. Securities and Exchange Commission (SEC) Form 10-Q format. We believe this format improves readability and better presents how we organize and manage our business. See "Form 10-Q Cross-Reference Index" within Other Key Information for a cross-reference index to the traditional SEC Form 10-Q format.
We have included key metrics that we use to measure our business, some of which are non-GAAP measures. See these "Non-GAAP Financial Measures" within Other Key Information.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, projected growth of markets relevant to our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 30, 2017, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

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
Intel, the Intel logo, Intel Inside, Intel Optane, Intel Core, Xeon, 3D XPoint and XMM are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
*Other names and brands may be claimed as the property of others.

1

A QUARTER IN REVIEW
After five decades in the tech industry, we are poised to deliver another record year, our third in a row. We had record second quarter revenue and are continuing to transform the company from a PC-centric to a data-centric company. Our data-centric businesses collectively grew 26% from a year ago and are now approaching 50% of our revenue. Individually, Data Center Group (DCG), Internet of Things Group (IOTG), Non-volatile Memory Solutions Group (NSG), and Programmable Solutions Group (PSG) all achieved double digit revenue growth. Client Computing Group (CCG) continued to execute well, producing 6% revenue growth and funding data-centric investments. Strong operating margin leverage and our lower tax rate resulted in GAAP and non-GAAP EPS growth, even as we continued investing in growth areas. From a capital allocation perspective, in the first half of the year we generated $13.7 billion of cash flow from operations and returned $8.6 billion to shareholders.

REVENUE		OPERATING INCOME		DILUTED EPS
$17.0B		$5.3B	$5.6B	$1.05	$1.04
GAAP		GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
up $2.2B or 15% from Q2 2017		up $1.4B or 37% from Q2 2017	up $1.4B or 34% from Q2 2017	up $0.47 or 82% from Q2 2017	up $0.32 or 44% from Q2 2017

Strong performance across all businesses and record revenue from IOTG and NSG		Higher demand of performance-leading products and growth of adjacent businesses; offset by corresponding unit costs		Top-line revenue growth, strong operating margin leverage, lower tax rate from Tax Reform[2]

■ Data-centric $B	■ PC-centric $B	■ GAAP $B	■ Non-GAAP $B	■ GAAP	■ Non-GAAP
BUSINESS SUMMARY

•
Fifty years ago, Robert Noyce and Gordon Moore founded Intel. In honor of our golden anniversary, we are embracing Robert Noyce’s inspiring challenge, "Don't be encumbered by history, go off and do something wonderful.” We will celebrate our heritage and the wonderful things we are doing to create a bright future for Intel and the world.

•
Micron Technology, Inc. (Micron) and Intel announced that we had agreed to complete joint development for the second generation of 3D XPoint™ technology and that technology development beyond the second generation of 3D XPoint technology will be pursued independently in order to optimize the technology for our respective products and business needs. Intel-Micron Flash Technologies (IMFT) facility in Lehi, Utah, will continue to manufacture memory based on 3D XPoint technology.

•
We had several notable product updates during the quarter. We announced that Mobileye’s EyeQ* computer vision technology and Responsibility Sensitive Safety driving policy will be used in Baidu, Inc.'s, Apollo* commercial Autonomous Vehicle program. We are now shipping the Intel® XMM™ 7560 modem, our first CDMA and first multi-SIM capable cellular modem, manufactured based on our 14nm process technology. Expanding our memory product line, we announced production of the industry’s first four-bits-per-cell (QLC) NAND PCIe SSDs. CCG launched several new 8th Gen Intel® Core™ processors including the 8th Gen Intel Core i7-8086K limited-edition processor for gaming.

•
We released our annual Corporate Responsibility Report, highlighting our progress over the past year in environmental sustainability, supply chain responsibility, diversity and inclusion, and social impact. We made significant progress on our diversity initiatives and accelerated our 2020 diversity goal by two years to achieve full representation[3] in our U.S. workforce by the end of 2018.

1 See "Non-GAAP Financial Measures" within Other Key Information.
2 Tax Reform refers to the U.S. Tax Cuts and Jobs Act enacted in December 2017.
3 Full representation of women and underrepresented minorities is the point at which Intel’s workforce in the U.S. matches the supply of skilled talent available (market availability) for current roles at Intel.

A QUARTER IN REVIEW	2

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Net revenue	$16,962	$14,763	$33,028	$29,559
Cost of sales	6,543	5,667	12,878	11,303
Gross margin	10,419	9,096	20,150	18,256
Research and development	3,371	3,262	6,682	6,573
Marketing, general and administrative	1,725	1,850	3,625	3,949
Restructuring and other charges	—	105	—	185
Amortization of acquisition-related intangibles	50	37	100	75
Operating expenses	5,146	5,254	10,407	10,782
Operating income	5,273	3,842	9,743	7,474
Gains (losses) on equity investments, net	(203)	342	440	594
Interest and other, net	459	388	357	319
Income before taxes	5,529	4,572	10,540	8,387
Provision for taxes	523	1,764	1,080	2,615
Net income	$5,006	$2,808	$9,460	$5,772
Earnings per share – Basic	$1.08	$0.60	$2.03	$1.22
Earnings per share – Diluted	$1.05	$0.58	$1.98	$1.19
Cash dividends declared per share of common stock	$—	$—	$0.60	$0.5325
Weighted average shares of common stock outstanding:
Basic	4,649	4,710	4,661	4,717
Diluted	4,747	4,845	4,768	4,864
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	3

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(In Millions; Unaudited)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Net income	$5,006	$2,808	$9,460	$5,772
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on available-for-sale equity investments	—	(534)	—	9
Net unrealized holding gains (losses) on derivatives	(293)	136	(174)	331
Actuarial valuation and other pension benefits (expenses), net	(122)	202	26	220
Translation adjustments and other	9	507	(13)	508
Other comprehensive income (loss)	(406)	311	(161)	1,068
Total comprehensive income	$4,600	$3,119	$9,299	$6,840
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	4

INTEL CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Jun 30, 2018	Dec 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,614	$3,433
Short-term investments	2,263	1,814
Trading assets	7,348	8,755
Accounts receivable	4,636	5,607
Inventories	7,344	6,983
Other current assets	3,398	2,908
Total current assets	27,603	29,500
Property, plant and equipment, net of accumulated depreciation of $62,071 ($59,286 as of December 30, 2017)	45,914	41,109
Equity investments	9,245	8,579
Other long-term investments	3,071	3,712
Goodwill	24,351	24,389
Identified intangible assets, net	12,098	12,745
Other long-term assets	3,690	3,215
Total assets	$125,972	$123,249
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$3,510	$1,776
Accounts payable	4,143	2,928
Accrued compensation and benefits	2,601	3,526
Deferred income	—	1,656
Other accrued liabilities	7,317	7,535
Total current liabilities	17,571	17,421
Debt	24,632	25,037
Contract liabilities	2,393	—
Income taxes payable, non-current	5,618	4,069
Deferred income taxes	1,666	3,046
Other long-term liabilities	3,391	3,791
Contingencies (Note 15)
Temporary equity	654	866
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,611 issued and outstanding (4,687 issued and outstanding as of December 30, 2017)	25,470	26,074
Accumulated other comprehensive income (loss)	(1,089)	862
Retained earnings	45,666	42,083
Total stockholders’ equity	70,047	69,019
Total liabilities, temporary equity, and stockholders’ equity	$125,972	$123,249
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	5

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In Millions; Unaudited)	Jun 30, 2018	Jul 1, 2017
Cash and cash equivalents, beginning of period	$3,433	$5,560
Cash flows provided by (used for) operating activities:
Net income	9,460	5,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,536	3,300
Share-based compensation	820	725
Restructuring and other charges	—	185
Amortization of intangibles	782	634
(Gains) losses on equity investments, net	(401)	(526)
(Gains) losses on divestitures	(497)	(387)
Deferred taxes	93	807
Changes in assets and liabilities:
Accounts receivable	369	(618)
Inventories	(303)	(760)
Accounts payable	274	425
Accrued compensation and benefits	(884)	(1,102)
Customer deposits and prepaid supply agreements	1,580	—
Income taxes payable and receivable	(1,226)	563
Other assets and liabilities	94	(413)
Total adjustments	4,237	2,833
Net cash provided by operating activities	13,697	8,605
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(7,440)	(4,730)
Purchases of available-for-sale debt investments	(1,578)	(1,876)
Maturities of available-for-sale debt investments	1,720	2,197
Purchases of trading assets	(6,501)	(7,961)
Maturities and sales of trading assets	7,691	5,977
Purchases of equity investments	(594)	(643)
Sales of equity investments	215	1,751
Proceeds from divestitures	548	924
Other investing	(45)	145
Net cash used for investing activities	(5,984)	(4,216)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	1,991	(12)
Issuance of long-term debt, net of issuance costs	—	7,078
Repayment of debt and debt conversion	(1,169)	(500)
Proceeds from sales of common stock through employee equity incentive plans	320	406
Repurchase of common stock	(5,807)	(2,518)
Restricted stock unit withholdings	(465)	(404)
Payment of dividends to stockholders	(2,800)	(2,516)
Other financing	(602)	204
Net cash provided by (used for) financing activities	(8,532)	1,738
Net increase (decrease) in cash and cash equivalents	(819)	6,127
Cash and cash equivalents, end of period	$2,614	$11,687

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,789	$1,686
Loan receivable from McAfee and TPG	$—	$2,200
Non-marketable equity investment in McAfee from divestiture	$—	$1,078
Cash paid during the period for:
Interest, net of capitalized interest and interest rate swap payments/receipts	$209	$280
Income taxes, net of refunds	$2,196	$1,139
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	6

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
Effective Date and Adoption Considerations: Effective in the first quarter of 2018. Changes to the presentation of benefit costs were required to be adopted retrospectively, while changes to the capitalization of service costs into inventories were required to be adopted prospectively. The standard permits, as a practical expedient, use of the amounts disclosed in the Retirement Benefit Plans footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirement.
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
Effective Date and Adoption Considerations: Effective in the first quarter of 2018. This standard was adopted using a modified retrospective approach through a cumulative adjustment to retained earnings for the fiscal year beginning December 31, 2017.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	7

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
All non-marketable equity securities formerly classified as cost method investments are measured and recorded using the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and qualifying observable price changes are recorded in the income statement.
Beginning in the first quarter of 2018, in accordance with the standard, recurring fair value disclosures are no longer provided for equity securities measured using the measurement alternative. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the standard was required to be applied prospectively for securities measured using the measurement alternative.
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

•
Equity method investments are equity securities in investees we do not control but over which we have the ability to exercise significant influence. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of equity method investee income or loss. Our proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag.

FINANCIAL STATEMENTS	Notes to Financial Statements	8

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
The carrying value of our portfolio of non-marketable equity securities totaled $2.9 billion as of June 30, 2018 ($2.6 billion as of December 30, 2017). The carrying value of our non-marketable equity securities is adjusted for qualifying observable price changes resulting from the issuance of similar or identical securities by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our equity securities as a result of observable price changes requires quantitative assessments of the fair value of our securities using various valuation methodologies and involves the use of estimates.
Non-marketable equity securities and equity method investments are also subject to periodic impairment reviews. Our quarterly impairment analysis considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors considered include industry and market conditions, the financial performance and near-term prospects of the investee, and other relevant events and factors affecting the investee. When indicators of impairment exist, we prepare quantitative assessments of the fair value of our equity investments using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and comparable market data of private and public companies, among others. Prior to fiscal 2018, non-marketable equity securities were tested for impairment using the other-than-temporary impairment model which considered the severity and duration of a decline in fair value below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery. Impairments of non-marketable equity securities were $43 million in the first six months of 2018 and $325 million in the first six months of 2017.
Opening Balance Adjustments
The following table summarizes the effects of adopting Revenue Recognition - Contracts with Customers, Financial Instruments - Recognition and Measurement, and other accounting standards on our financial statements for the fiscal year beginning December 31, 2017 as an adjustment to the opening balance:

		Adjustments from
(In Millions)	Balance as of Dec 30, 2017	Revenue Standard	Financial Instruments Standard	Other[1]	Opening Balance as of Dec 31, 2017
Assets:
Accounts receivable	$5,607	$(530)	$—	$—	$5,077
Inventories	$6,983	$47	$—	$—	$7,030
Other current assets	$2,908	$64	$—	$(8)	$2,964
Equity investments	$—	$—	$8,579	$—	$8,579
Marketable equity securities	$4,192	$—	$(4,192)	$—	$—
Other long-term assets	$7,602	$—	$(4,387)	$(43)	$3,172

Liabilities:
Deferred income	$1,656	$(1,356)	$—	$—	$300
Other accrued liabilities	$7,535	$81	$—	$—	$7,616
Deferred income taxes	$3,046	$191	$—	$(20)	$3,217

Stockholders' equity:
Accumulated other comprehensive income (loss)	$862	$—	$(1,745)	$(45)	$(928)
Retained earnings	$42,083	$665	$1,745	$14	$44,507

[1]
Includes adjustments from adoption of "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory" and "Income Statement—Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

FINANCIAL STATEMENTS	Notes to Financial Statements	9

The following table summarizes the impacts of adopting the new revenue standard on our consolidated condensed statements of income and balance sheets:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In Millions)	As reported	Adjustments	Without new revenue standard	As reported	Adjustments	Without new revenue standard
Income Statement

Net revenue	$16,962	$78	$17,040	$33,028	$(384)	$32,644
Cost of sales	6,543	(26)	6,517	12,878	(182)	12,696
Gross margin	10,419	104	10,523	20,150	(202)	19,948
Marketing, general and administrative	1,725	(18)	1,707	3,625	(70)	3,555
Operating income	5,273	122	5,395	9,743	(132)	9,611
Income before taxes	5,529	122	5,651	10,540	(132)	10,408
Provision for taxes	523	23	546	1,080	(24)	1,056
Net income	$5,006	$99	$5,105	$9,460	$(108)	$9,352

				As of June 30, 2018
(In Millions)				As reported	Adjustments	Without new revenue standard
Balance Sheet

Assets:
Accounts receivable				$4,636	$482	$5,118
Inventories				$7,344	$34	$7,378
Other current assets				$3,398	$4	$3,402

Liabilities:
Deferred income				$—	$1,677	$1,677
Other accrued liabilities				$7,317	$(181)	$7,136
Deferred income taxes				$1,666	$(203)	$1,463

Equity:
Retained earnings				$45,666	$(773)	$44,893
NOTE 3: OPERATING SEGMENTS
We manage our business through the following operating segments:

•	Client Computing Group (CCG)

•	Data Center Group (DCG)

•	Internet of Things Group (IOTG)

•	Non-Volatile Memory Solutions Group (NSG)

•	Programmable Solutions Group (PSG)

•	All Other
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

FINANCIAL STATEMENTS	Notes to Financial Statements	10

The “all other” category includes revenue, expenses, and charges such as:

•	results of operations from non-reportable segments not otherwise presented, including Mobileye results;

•	historical results of operations from divested businesses, including Intel Security Group (ISecG) results;

•	results of operations of start-up businesses that support our initiatives, including our foundry business;

•	amounts included within restructuring and other charges;

•	a portion of employee benefits, compensation, and other expenses not allocated to the operating segments; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
The Chief Operating Decision Maker (CODM), which is our interim Chief Executive Officer, does not evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except for these differences, the accounting policies for segment reporting are the same as for Intel as a whole.
Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Net revenue:
Client Computing Group
Platform	$8,065	$7,634	$15,680	$15,031
Adjacent	663	579	1,268	1,158
	8,728	8,213	16,948	16,189
Data Center Group
Platform	5,100	4,026	9,924	7,905
Adjacent	449	346	859	699
	5,549	4,372	10,783	8,604
Internet of Things Group
Platform	745	614	1,464	1,246
Adjacent	135	106	256	195
	880	720	1,720	1,441
Non-Volatile Memory Solutions Group	1,079	874	2,119	1,740
Programmable Solutions Group	517	440	1,015	865
All other	209	144	443	720
Total net revenue	$16,962	$14,763	$33,028	$29,559

Operating income (loss):
Client Computing Group	$3,234	$3,025	$6,025	$6,056
Data Center Group	2,737	1,661	5,339	3,148
Internet of Things Group	243	139	470	244
Non-Volatile Memory Solutions Group	(65)	(110)	(146)	(239)
Programmable Solutions Group	101	97	198	189
All other	(977)	(970)	(2,143)	(1,924)
Total operating income	$5,273	$3,842	$9,743	$7,474

FINANCIAL STATEMENTS	Notes to Financial Statements	11

Disaggregated net revenue for each period was as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Platform revenue
Desktop platform	$2,954	$2,776	$5,861	$5,631
Notebook platform	5,086	4,816	9,775	9,314
DCG platform	5,100	4,026	9,924	7,905
Other platform[1]	770	656	1,508	1,332
	13,910	12,274	27,068	24,182
	—
Adjacent revenue[2]	3,052	2,489	5,960	4,843
ISecG divested business	—	—	—	534
Total revenue	$16,962	$14,763	$33,028	$29,559

[1]	Includes our tablet, service provider, and IOTG platform revenue.

[2]	Includes all of our non-platform products for CCG, DCG, and IOTG like modem, ethernet, and silicon photonics, as well as NSG, PSG, and Mobileye products.
NOTE 4: EARNINGS PER SHARE
We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Net income available to common stockholders	$5,006	$2,808	$9,460	$5,772
Weighted average shares of common stock outstanding – basic	4,649	4,710	4,661	4,717
Dilutive effect of employee equity incentive plans	52	36	59	48
Dilutive effect of convertible debt	46	99	48	99
Weighted average shares of common stock outstanding – diluted	4,747	4,845	4,768	4,864
Earnings per share – Basic	$1.08	$0.60	$2.03	$1.22
Earnings per share – Diluted	$1.05	$0.58	$1.98	$1.19
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units (RSUs), and the assumed issuance of common stock under the stock purchase plan. In December 2017, we paid cash to satisfy the conversion of our 2035 debentures, which we excluded from our dilutive earnings per share computation starting in the fourth quarter of 2017 and are no longer dilutive. Our 2039 debentures require settlement of the principal amount of the debt in cash upon conversion. Since the conversion premium is paid in cash or stock at our option, we determined the potentially dilutive shares of common stock by applying the treasury stock method. As of June 30, 2018, we paid cash to satisfy the conversion of a portion of our 2039 debentures. The potentially dilutive shares associated with the converted portion are excluded from our diluted earnings per share computation in the first six months of 2018 as they are no longer dilutive.
In all periods presented, potentially dilutive outstanding securities which would have been antidilutive are insignificant and are excluded from the computation of diluted earnings per share. In all periods presented, we included our outstanding 2039 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2039 debentures in the future if the average market price is below the conversion price.
NOTE 5: CONTRACT LIABILITIES

(In Millions)	Jun 30, 2018	Opening Balance as of Dec 31, 2017
Contract liabilities from prepaid supply agreements	$2,704	$105
Contract liabilities from software, services and other	115	195
Total contract liabilities	$2,819	$300
Contract liabilities are primarily related to partial prepayments received from customers on long term supply agreements towards future NSG product delivery. As new prepaid supply agreements are entered into and performance obligations are negotiated, this component of the contract liability balance will increase, and as customers purchase product and utilize their prepaid balances, the balance will decrease. The short-term portion of prepayments from supply agreements is reported on the consolidated condensed balance sheets within other accrued liabilities.
The following table shows the changes in contract liability balances relating to prepaid supply agreements during the first six months of 2018:

(In Millions)
Prepaid supply agreements balance as of Dec 31, 2017	$105
Additions and adjustments	2,723
Revenue recognized	(124)
Prepaid supply agreements balance as of Jun 30, 2018	$2,704
Additions in the first six months of 2018 include a $1.0 billion reclassification from customer deposits previously included in other long-term liabilities. The long-term supply agreements represent $5.0 billion in future anticipated revenues with 4% expected to be recognized during the current year and the remainder ratably over the next five years.
NOTE 6: OTHER FINANCIAL STATEMENT DETAILS
INVENTORIES

(In Millions)	Jun 30, 2018	Dec 30, 2017
Raw materials	$1,236	$1,098
Work in process	4,081	3,893
Finished goods	2,027	1,992
Total inventories	$7,344	$6,983
INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Interest income	$108	$136	$199	$212
Interest expense	(116)	(156)	(228)	(302)
Other, net	467	408	386	409
Total interest and other, net	$459	$388	$357	$319
Interest expense in the preceding table is net of $126 million of interest capitalized in the second quarter of 2018 and $239 million in the first six months of 2018 ($69 million in the second quarter of 2017 and $136 million in the first six months of 2017).
In the second quarter of 2018, we completed the divestiture of Wind River Systems, Inc. and recognized a pre-tax gain of $494 million. For the six months ended June 30, 2018, we have settled conversion requests for our 2039 convertible debentures totaling $476 million in principal, resulting in a cumulative loss of $130 million.

FINANCIAL STATEMENTS	Notes to Financial Statements	12

NOTE 7: INCOME TAXES
During the second quarter of 2018, we adjusted our provisional tax estimates related to the U.S. Tax Cuts and Jobs Act (Tax Reform) that we recorded in the fourth quarter of 2017 to reflect the impact of additional analysis related to the transition tax liability. Our accounting remains incomplete as of the second quarter of 2018 and will be refined throughout 2018 based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law. Our estimated annual effective tax rate for the first six months of 2018 includes provisional tax estimates for certain Tax Reform provisions related to foreign-derived intangible income and low-taxed intangible income. We expect that these provisions will be clarified by additional analysis and regulatory guidance, and the clarification could impact our estimated annual effective tax rate.
Our effective income tax rate was 10.2% in the first six months of 2018 compared to 31.2% in the first six months of 2017. Tax Reform reduced the U.S. statutory federal tax rate from 35.0% to 21.0%, which favorably impacted our effective tax rate in the first six months of 2018 by approximately eight percentage points. Further, the Tax Reform provisions related to foreign-derived intangible income favorably impacted our effective tax rate by approximately three percentage points, and the provision related to low-taxed intangible income and the repeal of the domestic manufacturing deduction each unfavorably impacted our effective tax rate by approximately one percentage point. The decrease in the first six months of 2018 was also driven by one-time items, primarily associated with the $822 million tax expense in the second quarter of 2017 due to our divestiture of ISecG, which increased our effective tax rate in the first six months of 2017 by approximately nine percentage points, and the adjustment to our provisional estimates for Tax Reform in the first six months of 2018, which reduced our effective tax rate by approximately two percentage points.
NOTE 8: INVESTMENTS
DEBT INVESTMENTS
Trading Assets
Net losses related to trading assets still held at the reporting date were $326 million in the second quarter of 2018 and $214 million in the first six months of 2018 ($321 million of net gains in the second quarter of 2017 and $483 million in the first six months of 2017). Net gains on the related derivatives were $316 million in the second quarter of 2018 and $221 million in the first six months of 2018 ($311 million of net losses in the second quarter of 2017 and $446 million in the first six months of 2017).
Available-for-Sale Debt Investments

	June 30, 2018				December 30, 2017
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$2,054	$2	$(27)	$2,029	$2,294	$4	$(13)	$2,285
Financial institution instruments	3,433	4	(16)	3,421	3,387	3	(9)	3,381
Government debt	791	—	(13)	778	961	—	(6)	955
Total available-for-sale debt investments	$6,278	$6	$(56)	$6,228	$6,642	$7	$(28)	$6,621
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of June 30, 2018 and December 30, 2017.
The fair value of available-for-sale debt investments, by contractual maturity, as of June 30, 2018, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$3,011
Due in 1–2 years	1,115
Due in 2–5 years	1,887
Due after 5 years	69
Instruments not due at a single maturity date	146
Total	$6,228

FINANCIAL STATEMENTS	Notes to Financial Statements	13

EQUITY INVESTMENTS

(In Millions)	Jun 30, 2018	Dec 30, 2017
Marketable equity securities	$4,432	$4,192
Non-marketable equity securities	2,851	2,613
Equity method investments	1,962	1,774
Total	$9,245	$8,579
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Initial mark to market adjustments on marketable equity securities1 2	$46	$—	$46	$—
Ongoing mark to market adjustments on marketable equity securities1 2	(235)	—	371	—
Gains (losses) on sales[2]	1	802	11	1,076
Observable price adjustments on non-marketable equity securities[2]	24	—	148	—
Impairments	(26)	(555)	(43)	(603)
Share of equity method investee gains (losses)	(70)	(8)	(152)	(19)
Dividends	35	66	37	68
Other	22	37	22	72
Total gains (losses) on equity investments, net	$(203)	$342	$440	$594

[1]
Initial mark to market adjustments refers to the fair value adjustment recorded upon a security becoming marketable, generally as a result of an initial public offering (IPO), whereas ongoing mark to market adjustments refers to all post-IPO mark to market adjustments.

2 Both initial and ongoing mark to market adjustments and observable price adjustments relate to the new financial instruments standard adopted in the first quarter of 2018, and are not applicable in prior periods. Gains (losses) on sales includes realized gains (losses) on sales of non-marketable equity securities and equity method investments, and in 2017 also includes realized gains (losses) on sales of available-for-sale equity securities which are now reflected in ongoing mark to market adjustments on marketable equity securities.

	Three Months Ended	Six Months Ended
(In Millions)	Jun 30, 2018	Jun 30, 2018
Net gains (losses) recognized during the period on equity securities	$(133)	$592
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(11)	(49)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(144)	$543
Cloudera, Inc.
On April 28, 2017, Cloudera, Inc. (Cloudera) completed its initial public offering and we designated our previous equity and cost method investments in Cloudera as available-for-sale. During the second quarter of 2017, we determined we had an other-than-temporary decline in the fair value of our investment and recognized an impairment charge of $278 million.
Beijing UniSpreadtrum Technology Ltd.
During 2014, we entered into a series of agreements with Tsinghua Unigroup Ltd. (Tsinghua Unigroup), an operating subsidiary of Tsinghua Holdings Co. Ltd., to, among other things, jointly develop Intel® architecture- and communications-based solutions for phones. We agreed to invest up to 9.0 billion Chinese yuan (approximately $1.5 billion as of the date of the agreement) for a minority stake of approximately 20% of Beijing UniSpreadtrum Technology Ltd., a holding company under Tsinghua Unigroup. During 2015, we invested $966 million to complete the first phase of the equity investment and accounted for our interest using the cost method of accounting. During 2017, we reduced our expectation of the company's future operating performance due to competitive pressures, which resulted in an impairment charge of $308 million.

FINANCIAL STATEMENTS	Notes to Financial Statements	14

IM Flash Technologies, LLC
IMFT was formed in 2006 by Micron and Intel to jointly develop NAND flash memory and 3D XPoint™ technology products. On July 16, 2018, Intel and Micron announced that they agreed to complete joint development for the second generation of 3D XPoint technology, which is expected to occur in the first half of 2019. Technology development beyond the second generation of 3D XPoint technology will be pursued independently by the two companies in order to optimize the technology for their respective product and business needs. Intel continues to purchase jointly developed products from Micron under certain supply agreements.
As of June 30, 2018, we own a 49% interest in IMFT. The carrying value of our investment was $1.9 billion as of June 30, 2018 ($1.5 billion as of December 30, 2017), which is classified as an equity method investment.
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
IMFT is a variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. Our portion of IMFT costs was approximately $144 million in the second quarter of 2018 and approximately $227 million in the first six months of 2018 (approximately $105 million in the second quarter of 2017 and approximately $235 million in the first six months of 2017). In the event that IMFT has excess cash, IMFT will make payments to Micron and Intel in the form of dividends.
IMFT depends on Micron and Intel for any additional cash needs. During the first six months of 2018, we extended $319 million in member debt financing (MDF) to IMFT to fund the ramp of 3D XPoint technology. The MDF balance may be converted to a capital contribution at our request, or may be repaid upon availability of funds. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT. Our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT and future cash calls. In addition, because we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
We have determined that we do not have the characteristics of a consolidating investor in the variable interest entity and therefore, we account for our interest in IMFT using the equity method of accounting.

FINANCIAL STATEMENTS	Notes to Financial Statements	15

NOTE 9: IDENTIFIED INTANGIBLE ASSETS

	June 30, 2018
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$9,513	$(2,472)	$7,041
Acquisition-related customer relationships	2,036	(388)	1,648
Acquisition-related brands	143	(39)	104
Licensed technology and patents	3,084	(1,487)	1,597
Identified intangible assets subject to amortization	14,776	(4,386)	10,390
In-process research and development	1,567	—	1,567
Other intangible assets	141	—	141
Identified intangible assets not subject to amortization	1,708	—	1,708
Total identified intangible assets	$16,484	$(4,386)	$12,098

	December 30, 2017
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$8,912	$(1,922)	$6,990
Acquisition-related customer relationships	2,052	(313)	1,739
Acquisition-related brands	143	(29)	114
Licensed technology and patents	3,104	(1,370)	1,734
Identified intangible assets subject to amortization	14,211	(3,634)	10,577
In-process research and development	2,168	—	2,168
Identified intangible assets not subject to amortization	2,168	—	2,168
Total identified intangible assets	$16,379	$(3,634)	$12,745
Amortization expenses recorded in the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Acquisition-related developed technology	Cost of sales	$275	$198	$550	$407
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	45	33	90	68
Acquisition-related brands	Amortization of acquisition-related intangibles	5	4	10	7
Licensed technology and patents	Cost of sales	67	78	132	152
Total amortization expenses		$392	$313	$782	$634
We expect future amortization expenses for the next five years to be as follows:

(In Millions)	Remainder of 2018	2019	2020	2021	2022
Acquisition-related developed technology	$549	$1,097	$1,066	$1,030	$991
Acquisition-related customer relationships	90	180	179	179	171
Acquisition-related brands	10	20	20	20	6
Licensed technology and patents	127	238	208	196	191
Total future amortization expenses	$776	$1,535	$1,473	$1,425	$1,359

FINANCIAL STATEMENTS	Notes to Financial Statements	16

NOTE 10: OTHER LONG-TERM ASSETS

(In Millions)	Jun 30, 2018	Dec 30, 2017
Non-current deferred tax assets	$1,026	$840
Pre-payments for property, plant and equipment	1,117	714
Loans receivable	541	860
Other	1,006	801
Total other long-term assets	$3,690	$3,215

FINANCIAL STATEMENTS	Notes to Financial Statements	17

NOTE 11: FAIR VALUE
For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see "Note 2: Accounting Policies" and "Note 15: Fair Value" in our 2017 Form 10-K.
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	June 30, 2018				December 30, 2017
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$231	$—	$231	$—	$30	$—	$30
Financial institution instruments [1]	146	517	—	663	335	640	—	975
Government debt [2]	—	—	—	—	—	90	—	90
Reverse repurchase agreements	—	1,249	—	1,249	—	1,399	—	1,399
Short-term investments:
Corporate debt	—	500	—	500	—	672	3	675
Financial institution instruments [1]	—	1,602	—	1,602	—	1,009	—	1,009
Government debt [2]	—	161	—	161	—	130	—	130
Trading assets:
Asset-backed securities	—	—	—	—	—	2	—	2
Corporate debt	—	2,755	—	2,755	—	2,842	—	2,842
Financial institution instruments [1]	88	1,642	—	1,730	59	1,064	—	1,123
Government debt [2]	29	2,834	—	2,863	30	4,758	—	4,788
Other current assets:
Derivative assets	—	214	—	214	—	279	—	279
Loans receivable [3]	—	301	—	301	—	30	—	30
Marketable equity securities	4,412	20	—	4,432	4,148	44	—	4,192
Other long-term investments:
Corporate debt	—	1,298	—	1,298	—	1,576	4	1,580
Financial institution instruments [1]	—	1,156	—	1,156	—	1,397	—	1,397
Government debt [2]	—	617	—	617	—	735	—	735
Other long-term assets:
Derivative assets	—	63	—	63	—	77	7	84
Loans receivable [3]	—	291	—	291	—	610	—	610
Total assets measured and recorded at fair value	4,675	15,451	—	20,126	4,572	17,384	14	21,970
Liabilities
Other accrued liabilities:
Derivative liabilities	—	435	—	435	—	454	—	454
Other long-term liabilities:
Derivative liabilities	—	590	79	669	—	297	6	303
Total liabilities measured and recorded at fair value	$—	$1,025	$79	$1,104	$—	$751	$6	$757

[1]
Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.

[2]	Level 1 investments consist primarily of U.S. Treasury securities. Level 2 investments consist primarily of U.S. Agency notes and non-U.S. government debt.

[3]	The fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.

FINANCIAL STATEMENTS	Notes to Financial Statements	18

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS
Our non-marketable equity securities, equity method investments, non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities during the period, we classify these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE ON A RECURRING BASIS
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities (that have not been re-measured or impaired in the current period), grants receivable, loans receivable, reverse repurchase agreements and our short-term and long-term debt.
Prior to the adoption of the new financial instrument standard, our non-marketable cost method investments were disclosed at fair value on a recurring basis and the carrying amount and fair value as of December 30, 2017 was $2.6 billion and $3.6 billion, respectively. These assets were classified as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
As of June 30, 2018, the aggregate carrying value of grants receivable, loans receivable, and reverse repurchase agreements was $996 million (the aggregate carrying amount as of December 30, 2017 was $935 million). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of June 30, 2018, the fair value of short and long-term debt (excluding drafts payable) was $29.5 billion (the fair value as of December 30, 2017 was $29.4 billion). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2018 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Equity Investments	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation adjustments and other	Total
Balance as of December 30, 2017	$1,745	$106	$(963)	$(26)	$862
Impact of change in accounting standards	(1,745)	24	(65)	(4)	(1,790)
Opening Balance as of December 31, 2017	$—	$130	$(1,028)	$(30)	$(928)
Other comprehensive income (loss) before reclassifications	—	(134)	4	(26)	(156)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(87)	32	6	(49)
Tax effects	—	47	(10)	7	44
Other comprehensive income (loss)	—	(174)	26	(13)	(161)
Balance as of June 30, 2018	$—	$(44)	$(1,002)	$(43)	$(1,089)

FINANCIAL STATEMENTS	Notes to Financial Statements	19

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income for each period were as follows:

		Income Before Taxes Impact (In Millions)
		Three Months Ended		Six Months Ended
Comprehensive Income Components	Location	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Unrealized holding gains (losses) on available-for-sale equity investments:
	Gains (losses) on equity investments, net	$—	$783	$—	$1,046
		—	783	—	1,046
Unrealized holding gains (losses) on derivatives:
Foreign currency contracts	Cost of sales	11	(27)	19	(47)
	Research and development	30	2	71	(14)
	Marketing, general and administrative	18	(1)	32	(6)
	Gains (losses) on equity investments, net	—	12	—	16
	Interest and other, net	(25)	(3)	(35)	35
		34	(17)	87	(16)
Amortization of pension and postretirement benefit components:
Actuarial valuation and other pension expenses		13	(4)	(32)	(28)
		13	(4)	(32)	(28)
Translation adjustments and other	Interest and other, net	(7)	(507)	(6)	(507)
Total amounts reclassified out of accumulated other comprehensive income (loss)		$40	$255	$49	$495
The amortization of pension and postretirement benefit components is included in the computation of net periodic benefit cost. For more information, see "Note 18: Retirement Benefit Plans" in our 2017 Form 10-K.
We estimate that we will reclassify approximately $145 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	20

NOTE 13: DERIVATIVE FINANCIAL INSTRUMENTS
For further information on our derivative policies, see "Note 2: Accounting Policies" in our 2017 Form 10-K.
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jun 30, 2018	Dec 30, 2017	Jul 1, 2017
Foreign currency contracts	$18,396	$19,958	$20,861
Interest rate contracts	23,349	16,823	16,781
Other	1,477	1,636	1,396
Total	$43,222	$38,417	$39,038
FAIR VALUE OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2018		December 30, 2017
(In Millions)	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as hedging instruments:
Foreign currency contracts [3]	$60	$185	$283	$32
Interest rate contracts	24	647	1	254
Total derivatives designated as hedging instruments	84	832	284	286
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	159	247	52	447
Interest rate contracts	33	25	18	24
Other	1	—	9	—
Total derivatives not designated as hedging instruments	193	272	79	471
Total derivatives	$277	$1,104	$363	$757

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	21

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	June 30, 2018
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$277	$—	$277	$(172)	$(105)	$—
Reverse repurchase agreements	1,499	—	1,499	—	(1,499)	—
Total assets	1,776	—	1,776	(172)	(1,604)	—
Liabilities:
Derivative liabilities subject to master netting arrangements	1,095	—	1,095	(172)	(885)	38
Total liabilities	$1,095	$—	$1,095	$(172)	$(885)	$38

	December 30, 2017
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$350	$—	$350	$(206)	$(130)	$14
Reverse repurchase agreements	1,649	—	1,649	—	(1,649)	—
Total assets	1,999	—	1,999	(206)	(1,779)	14
Liabilities:
Derivative liabilities subject to master netting arrangements	745	—	745	(206)	(504)	35
Total liabilities	$745	$—	$745	$(206)	$(504)	$35
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $339 million net losses in the second quarter of 2018 and were $134 million net losses in the first six months of 2018 ($180 million net gains in the second quarter of 2017 and $445 million net gains in the first six months of 2017). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first six months of 2018 and 2017, the amounts excluded from effectiveness testing were insignificant.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 12: Other Comprehensive Income (Loss)."

FINANCIAL STATEMENTS	Notes to Financial Statements	22

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Interest rate contracts	$(113)	$96	$(371)	$82
Hedged items	113	(96)	371	(82)
Total	$—	$—	$—	$—
The amounts recorded on the consolidated condensed balance sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item Is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
Years Ended (In Millions)	Jun 30, 2018	Dec 30, 2017	Jun 30, 2018	Dec 30, 2017
Long-Term Debt	$19,389	$(12,653)	$623	$252
As of June 30, 2018 and December 30, 2017, the total notional amount of pay variable/receive fixed-interest rate swaps was $20.0 billion and $12.9 billion, respectively.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Foreign currency contracts	Interest and other, net	$438	$(271)	$268	$(430)
Interest rate contracts	Interest and other, net	6	1	20	(1)
Other	Various	27	38	(4)	95
Total		$471	$(232)	$284	$(336)
NOTE 14: EMPLOYEE EQUITY INCENTIVE PLANS
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. Our plans include our 2006 Equity Incentive Plan and our 2006 Stock Purchase Plan. The 2006 Equity Incentive Plan had 186 million shares of common stock available through June 2020 for future grants.
SHARE-BASED COMPENSATION
Share-based compensation expense recognized was $387 million in the second quarter of 2018 and $820 million in the first six months of 2018 ($328 million in the second quarter of 2017 and $725 million in the first six months of 2017).

FINANCIAL STATEMENTS	Notes to Financial Statements	23

RESTRICTED STOCK UNIT AWARDS
Restricted stock unit activity in the first six months of 2018 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 30, 2017	100.4	$32.36
Granted	32.5	$49.47
Vested	(34.7)	$30.82
Forfeited	(4.1)	$34.02
June 30, 2018	94.1	$38.76
The aggregate fair value of awards that vested in the first six months of 2018 was $1.8 billion, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in the first six months of 2018 was $1.1 billion. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
STOCK PURCHASE PLAN
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. The 2006 Stock Purchase Plan had 142 million shares of common stock remaining through August 2021 for issuance.
Employees purchased 8.2 million shares of common stock in the first six months of 2018 for $249 million (8 million shares of common stock in the first six months of 2017 for $235 million) under the 2006 Stock Purchase Plan.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	24

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
In April 2016, John Esposito filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, current members of our Board of Directors, and certain former officers and employees. Esposito made a demand on our Board in 2013 to investigate whether our officers or directors should be sued for their participation in the events described in In re High Tech Employee Antitrust Litigation. In November 2015, our Board decided not to take further action on Esposito’s demand based on the recommendation of the Audit Committee of the Board after its investigation of relevant facts and circumstances. Esposito seeks to set aside such decision, and alleges that the Board was not disinterested in making that decision and that the investigation was inadequate. In November 2016, the court granted Intel’s motion to dismiss the case, without leave to amend. In March 2017, plaintiff filed a motion for fees. The court denied plaintiff’s fee motion in May 2017, and entered final judgment in this matter in June 2017. In August 2017, Esposito appealed the final judgment but withdrew the appeal in June 2018, ending the case.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	25

In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative, and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012, and entered final judgment in the case in February 2013. In April 2013, plaintiffs appealed the final judgment. The California Court of Appeal heard oral argument in October 2017, and in November 2017, affirmed the judgment as to McAfee's nine outside directors, reversed the judgment as to former McAfee director and chief executive officer David DeWalt, Intel, and McAfee, and affirmed the trial court's ruling that the plaintiffs are not entitled to a jury trial. At a June 2018 case management conference following remand, the Superior Court set an October hearing date for any additional summary judgment motions that may be filed, and set trial to begin in December 2018. Plaintiffs subsequently filed a motion for leave to amend the complaint which is set for hearing in September 2018. Because the resolution of pretrial motions may materially impact the scope and nature of the proceeding, and because of uncertainties regarding theories that may be asserted at trial following the appellate court's remand of only certain claims in the proceeding and the extent of Intel's responsibility, if any, with respect to such claims, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.
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
As of July 25, 2018, 46 consumer class action lawsuits and three securities class action lawsuits have been filed. The consumer class action plaintiffs, who purport to represent various classes of end users of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. Of the consumer class action lawsuits, 42 have been filed in the United States, two in Canada, and two in Israel. In April 2018, the United States Judicial Panel on Multidistrict Litigation ordered the U.S. consumer class action lawsuits consolidated for pretrial proceedings in the United States District Court for the District of Oregon. The lead securities class action plaintiffs, who purport to represent classes of acquirers of Intel stock between October 27, 2017 and January 9, 2018, generally allege that Intel and certain officers violated securities laws by making statements about Intel's products that were revealed to be false or misleading by the disclosure of the security vulnerabilities. The securities class actions are pending in the United States District Court for the Northern District of California. Additional lawsuits and claims may be asserted on behalf of customers and shareholders seeking monetary damages or other related relief. We dispute the claims described above and intend to defend the lawsuits vigorously. Given the procedural posture and the nature of these cases, including that the proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
In addition to these lawsuits, Intel stockholders have filed seven shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints seek to recover damages from the defendants on behalf of Intel. Three of the derivative actions were filed in the United States District Court for the Northern District of California and have been consolidated. Defendants moved to dismiss those actions on the ground that plaintiffs’ failure to make a pre-lawsuit demand on the Board was not excused. The hearing on that motion is scheduled for August 2018. Four of the derivative actions were filed in the Superior Court of the State of California in San Mateo County and have been consolidated. Defendants moved to stay the state court derivative actions pending resolution of the federal derivative actions and also moved to dismiss the state court actions on the ground that plaintiffs’ failure to make a pre-lawsuit demand on the Board was not excused. The hearing on the motion to stay is scheduled for early August 2018, and the hearing on the motion to dismiss is scheduled for late August 2018.

FINANCIAL STATEMENTS	Notes to Financial Statements	26

MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A) - RESULTS OF OPERATIONS
After five decades in the tech industry, we are poised to deliver another record year, our third in a row. We had record second quarter revenue and are continuing to transform the company from a PC-centric to a data-centric company. Our data-centric businesses collectively grew 26% from a year ago and are now approaching 50% of our revenue. Individually, Data Center Group (DCG), Internet of Things Group (IOTG), Non-volatile Memory Solutions Group (NSG), and Programmable Solutions Group (PSG) all achieved double digit revenue growth. Client Computing Group (CCG) continued to execute well, producing 6% revenue growth and funding data-centric investments. Strong operating margin leverage and our lower tax rate resulted in GAAP and non-GAAP EPS growth, even as we continued investing in growth areas. For a more comprehensive overview of the results of our operations, see "A Quarter in Review."

	Three Months Ended				Six Months Ended
	Q2 2018		Q2 2017		YTD 2018		YTD 2017
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$16,962	100.0%	$14,763	100.0%	$33,028	100.0%	$29,559	100.0%
Cost of sales	6,543	38.6%	5,667	38.4%	12,878	39.0%	11,303	38.2%
Gross margin	10,419	61.4%	9,096	61.6%	20,150	61.0%	18,256	61.8%
Research and development	3,371	19.9%	3,262	22.1%	6,682	20.2%	6,573	22.2%
Marketing, general and administrative	1,725	10.2%	1,850	12.5%	3,625	11.0%	3,949	13.4%
Restructuring and other charges	—	—%	105	0.7%	—	—%	185	0.6%
Amortization of acquisition-related intangibles	50	0.3%	37	0.3%	100	0.3%	75	0.3%
Operating income	5,273	31.1%	3,842	26.0%	9,743	29.5%	7,474	25.3%
Gains (losses) on equity investments, net	(203)	(1.2)%	342	2.3%	440	1.3%	594	2.0%
Interest and other, net	459	2.7%	388	2.6%	357	1.1%	319	1.1%
Income before taxes	5,529	32.6%	4,572	31.0%	10,540	31.9%	8,387	28.4%
Provision for taxes	523	3.1%	1,764	11.9%	1,080	3.3%	2,615	8.8%
Net income	$5,006	29.5%	$2,808	19.0%	$9,460	28.6%	$5,772	19.5%

Earnings per share – Diluted	$1.05		$0.58		$1.98		$1.19

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	27

REVENUE
(Dollars in charts are shown in billions)

SEGMENT REVENUE WALKS
Q2 2018 vs. Q2 2017	YTD 2018 vs. YTD 2017

Q2 2018 vs. Q2 2017
Our Q2 2018 revenue was $17.0 billion, up $2.2 billion, or 15%, from Q2 2017. The increase in revenue was primarily driven by strong performance across our data-centric businesses, which collectively grew 26% year over year. Mobileye, which we acquired in Q3 2017, recognized $173 million in revenue, contributing to the growth of our data-centric businesses. Our PC-centric business also grew 6%.

YTD 2018 vs. YTD 2017
Our YTD 2018 revenue was $33.0 billion, up $3.5 billion, or 12% from YTD 2017. We are executing to our strategy of growing data-centric businesses, which collectively grew revenue by 20% in the first half of 2018 compared to first half of 2017. Our recently acquired Mobileye business recognized $324 million in revenue, contributing to the growth of our data-centric businesses. Data-centric businesses in YTD 2017 included $534 million in revenue from Intel Security Group (ISecG), which we divested in Q2 2017. Our PC-centric business also grew 5%.
GROSS MARGIN
(Dollars in chart are shown in billions; percentages indicate gross margin as a percentage of total revenue)

GROSS MARGIN

We derived most of our overall gross margin dollars from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q2 2018 increased by $1.3 billion compared to Q2 2017. Our gross margin percentage was slightly down as the increase in higher platform revenue was offset by higher unit costs as well as a higher proportion of our revenue from lower margin adjacent businesses.

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	28

(In Millions)	Gross Margin Walk
$10,419	Q2 2018 Gross Margin
1,550	Higher gross margin from platform revenue
150	Higher gross margin from adjacent businesses
120	Lower factory start-up costs, primarily associated with our 10nm process technology
(350)	Higher platform unit costs, primarily from mix of products
(125)	Period charges primarily associated with engineering samples and higher initial production costs from our 10nm products
(22)	Other
$9,096	Q2 2017 Gross Margin

$20,150	YTD 2018 Gross Margin
2,695	Higher gross margin from platform revenue
360	Lower factory start-up costs, primarily associated with our 10nm process technology
(435)	Higher platform unit cost, primarily from mix of products
(395)	Period charges primarily associated with engineering samples and higher initial production costs from our 10nm products
(295)	Impact of ISecG divestiture offset by higher gross margin from adjacent businesses
(36)	Other
$18,256	YTD 2017 Gross Margin

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	29

OPERATING EXPENSES
(Dollars in charts are shown in billions; percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT	MARKETING, GENERAL AND ADMINISTRATIVE
Total research and development (R&D) and marketing, general and administrative (MG&A) expenses for Q2 2018 were $5.1 billion, flat from Q2 2017 (down 2.0% on a YTD basis). These expenses represent 30.0% of revenue for Q2 2018 and 34.6% of revenue for Q2 2017 (31.2% of revenue in the first six months of 2018 and 35.6% of revenue in the first six months of 2017).
Research and Development

Q2 2018 vs. Q2 2017
R&D increased by $109 million, or 3.3%, in Q2 2018 compared to Q2 2017, driven by the following:
+    Higher investments in data-centric businesses
+    Higher profit-dependent compensation due to an increase in net income

YTD 2018 vs. YTD 2017
R&D increased by $109 million, or 1.7%, in the first six months of 2018 compared to the first six months of 2017, driven by the following:
+    Higher investments in data-centric businesses
+    Higher investments in 10nm process technology
+    Higher profit-dependent compensation due to an increase in net income
-     Lower expenses due to the ISecG divestiture
Marketing, General and Administrative

Q2 2018 vs. Q2 2017
MG&A decreased by $125 million, or 6.8%, in Q2 2018 compared to Q2 2017, driven by the following:
-    Lower expenses due to the ISecG divestiture
-    Change to the Intel Inside program
+    Higher profit-dependent compensation due to an increase in net income

YTD 2018 vs. YTD 2017
MG&A decreased by $324 million, or 8.2%, in the first six months of 2018 compared to the first six months of 2017, driven by the following:
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
CCG Revenue Summary
Our revenue in Q2 2018 and in YTD 2018 increased from strong demand in commercial and gaming market segments, and higher demand for our high-performance processors in desktop which more than offset the volume decline. Overall market conditions continue to improve and we now expect modest growth in the PC total addressable market (TAM) this year for the first time since 20111.

(In Millions)	CCG Revenue Walk
$8,728	Q2 2018 CCG Revenue
328	Desktop platform ASP
156	Notebook platform volume
113	Notebook platform ASP
(150)	Desktop platform volume
68	Other
$8,213	Q2 2017 CCG Revenue

$16,948	YTD 2018 CCG Revenue
509	Desktop platform ASP
323	Notebook platform volume
(279)	Desktop platform volume
206	Other
$16,189	YTD 2017 CCG Revenue

1 Source: Intel calculated TAM derived from industry analyst reports

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	31

Key Revenue Metrics
	Q2 2018 vs. Q2 2017		YTD 2018 vs. YTD 2017
Desktop Platform
Volume	down	(9)%	down	(8)%
ASP	up	13%	up	10%

Notebook Platform
Volume	up	3%	up	3%
ASP	up	2%	up	1%

Adjacent Products
Revenue	up	15%	up	9%

(In Millions)	CCG Operating Income Walk
$3,234	Q2 2018 CCG Operating Income
455	Higher gross margin from CCG platform revenue
110	Lower CCG operating expense
(175)	Period charges primarily associated with engineering samples and higher initial product costs from our 10nm products
(230)	Higher CCG platform unit costs due to increased mix to performance products
49	Other
$3,025	Q2 2017 CCG Operating Income

$6,025	YTD 2018 CCG Operating Income
(595)	Period charges primarily associated with engineering samples and higher initial product costs from our 10nm products
(285)	Higher CCG platform unit costs due to increased mix to performance products
700	Higher gross margin from CCG platform revenue
149	Other
$6,056	YTD 2017 CCG Operating Income
DATA CENTER GROUP (DCG)
(Dollars in charts are shown in billions)
Overview
DCG develops workload-optimized platforms for compute, storage, network, and related functions, which are designed for and sold into the enterprise and government, cloud, and communications service providers market segments.

DCG REVENUE	DCG OPERATING INCOME

■ Platform	■ Adjacent

DCG Revenue Summary

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	32

Our revenue grew in Q2 2018 and in YTD 2018 from strength across all market segments and adoption of 14nm Intel® Xeon® Scalable processors, which drove ASP up. We had heightened demand for data intensive workloads and macroeconomic momentum in cloud, improved market conditions in enterprise and government, and increased market segment share with communication service providers.

(In Millions)	DCG Revenue Walk
$5,549	Q2 2018 DCG Revenue
566	DCG platform volume
508	DCG platform ASP
103	Adjacent revenue
$4,372	Q2 2017 DCG Revenue

$10,783	YTD 2018 DCG Revenue
1,181	DCG platform volume
838	DCG platform ASP
160	Other
$8,604	YTD 2017 DCG Revenue

Markets Segment Revenue Growth[1]	Q2 2018 vs. Q2 2017		Key Revenue Metrics	Q2 2018 vs. Q2 2017		YTD 2018 vs. YTD 2017
Cloud service provider	up	41%	DCG Platform
Enterprise and government	up	10%	Volume	up	14%	up	15%
Communication service provider	up	30%	ASP	up	11%	up	9%

1 DCG platform products are sold across all three market segments.			Adjacent Products
			Revenue	up	30%	up	23%

(In Millions)	DCG Operating Income Walk
$2,737	Q2 2018 DCG Operating Income
1,005	Higher gross margin from DCG platform revenue
100	Lower factory start-up costs, primarily associated with our 10nm process technology
(120)	Higher DCG platform unit costs
91	Other
$1,661	Q2 2017 DCG Operating Income

$5,339	YTD 2018 DCG Operating Income
1,875	Higher gross margin from DCG platform revenue
220	Lower factory start-up costs, primarily associated with our 10nm process technology
96	Other
$3,148	YTD 2017 DCG Operating Income

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	33

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
Revenue and Operating Income Summary

Q2 2018 vs. Q2 2017
Net revenue was $880 million, up $160 million, driven primarily by $199 million higher IOTG platform unit sales, partially offset by $68 million lower IOTG platform ASPs. Revenue grew due to strength across the retail, industrial, and other market segments. Operating income was $243 million, up $104 million driven by higher revenue.

YTD 2018 vs. YTD 2017
Net revenue was $1.7 billion, up $279 million, driven primarily by $453 million higher IOTG platform unit sales, partially offset by $235 million lower IOTG platform ASPs. Revenue grew due to strength across the retail, industrial, and other market segments. Operating income was $470 million, up $226 million driven by higher revenue, lower costs from lower factory startup and the mix of our processors, and lower spending as autonomous driving investment shifted to other businesses.
NON-VOLATILE MEMORY SOLUTIONS GROUP (NSG)
(Dollars in charts are shown in billions)
Overview
NSG offers lntel® Optane™ and lntel® 3D NAND technologies, which drive innovation in solid-state drives (SSDs) and other memory products. The primary customers are enterprise and cloud-based data centers, users of business and consumer desktops and laptops, and a variety of embedded and Internet of Things application providers.

NSG REVENUE	NSG OPERATING INCOME

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	34

Revenue and Operating Income Summary

Q2 2018 vs. Q2 2017
Net revenue was $1.1 billion, up $205 million, driven by $620 million higher unit sales due to strong demand in data center and the growth of component and Intel Optane technology products, offset by $414 million lower ASP due to market condition and mix of products. Operating loss was $65 million, down $45 million, as our triple-level cell (TLC) NAND and 64-Layer product lines continued to ramp, driving higher unit sales and lower unit cost, which more than offset the decline in ASP.

YTD 2018 vs. YTD 2017
Net revenue was $2.1 billion, up $379 million, driven by $1.2 billion higher unit sales due to continued demand in data center and the growth of component and Intel Optane technology products, offset by $859 million lower ASP due to market condition and mix of products. Operating loss was $146 million, down $93 million, as our TLC NAND and 64-Layer product lines continued to ramp, driving higher unit sales and lower unit cost, which more than offset the decline in ASP.
PROGRAMMABLE SOLUTIONS GROUP (PSG)
(Dollars in charts are shown in billions)
Overview
PSG offers programmable semiconductors, primarily field-programmable gate arrays (FPGAs) and related products for a broad range of market segments, including communications, data center, industrial, military, and automotive.

PSG REVENUE	PSG OPERATING INCOME
Revenue and Operating Income Summary

Q2 2018 vs. Q2 2017
PSG revenue was $517 million, up $77 million year over year, driven by strength in the data center market segment and growth of our advanced products, based on 28nm, 20nm, and 14nm process technologies, which collectively grew roughly 70% in the quarter. Operating income was $101 million, up $4 million year over year.

YTD 2018 vs. YTD 2017
PSG revenue was $1.0 billion, up $150 million, driven by strength in the data center and embedded market segments as well as last-time buys of our legacy products and growth of our advanced products, based on 28nm, 20nm, and 14nm process technologies. Operating income was $198 million, up $9 million.

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	35

GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q2 2018	Q2 2017	YTD 2018	YTD 2017
Gains (losses) on equity investments, net	$(203)	$342	$440	$594
Interest and other, net	$459	$388	$357	$319
Gains (losses) on equity investments, net
We recognized ongoing mark to market net losses on our marketable equity securities of $235 million in Q2 2018, primarily related to our interests in Cloudera, Inc. and ongoing mark to market net gains of $371 million in the first six months of 2018, primarily related to our interests in ASML Holding N.V. (ASML). We recognized $802 million of net realized gains on sales in Q2 2017 and $1.1 billion in the first six months of 2017, primarily related to sales of a portion of our interest in ASML. The net realized gains were partially offset by $555 million of impairment charges in Q2 2017.
Interest and other, net
We recognized a net gain in Q2 2018 and for the first six months of 2018 primarily due to a $494 million gain on the divestiture of Wind River Systems, Inc. (Wind River) in Q2 2018. We recognized a net gain in Q2 2017 and for the first six months of 2017 primarily due to a $387 million gain on the divestiture of ISecG in Q2 2017.
For the six months ended June 30, 2018, we paid $1.2 billion to satisfy conversion obligations for $476 million of our $2.0 billion 3.25% junior subordinated 2039 convertible debentures. We recognized a loss of $130 million in interest and other, net and $770 million as a reduction in stockholders' equity related to the conversion feature.
PROVISION FOR TAXES

(Dollars in Millions)	Q2 2018	Q2 2017	YTD 2018	YTD 2017
Income before taxes	$5,529	$4,572	$10,540	$8,387
Provision for taxes	$523	$1,764	$1,080	$2,615
Effective tax rate	9.5%	38.6%	10.2%	31.2%
Our effective tax rate was 9.5% in Q2 2018 compared to 38.6% in Q2 2017. The U.S. Tax Cuts and Jobs Act (Tax Reform) reduced the U.S. statutory federal tax rate from 35.0% to 21.0% and the decrease in effective tax rate was also driven by one-time items, primarily associated with the $822 million tax expense in Q2 2017 due to our divestiture of ISecG, which increased our Q2 2017 effective tax rate by 16 percentage points, and the adjustment to our provisional estimates for Tax Reform in Q2 2018, which reduced our effective income tax rate by three percentage points.
Our effective income tax rate was 10.2% in the first six months of 2018 compared to 31.2% in the first six months of 2017. The reduction in the U.S statutory federal tax rate favorably impacted our effective tax rate by approximately eight percentage points. Further, the Tax Reform provisions related to foreign-derived intangible income favorably impacted our effective tax rate by approximately three percentage points, and the provision related to low-taxed intangible income and the repeal of the domestic manufacturing deduction each unfavorably impacted our effective tax rate by approximately one percentage point. The decrease was also driven by one-time items, primarily associated with the $822 million tax expense in Q2 2017 due to our divestiture of ISecG, which increased our effective tax rate in the first six months of 2017 by approximately nine percentage points, and the adjustment to our provisional estimates for Tax Reform in the first six months of 2018, which reduced our effective tax rate by approximately two percentage points.

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	36

LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Jun 30, 2018	Dec 30, 2017
Cash and cash equivalents, short-term investments, and trading assets	$12,225	$14,002
Other long-term investments	$3,071	$3,712
Loans receivable and other	$1,189	$1,097
Reverse repurchase agreements with original maturities greater than three months	$250	$250
Total debt	$28,142	$26,813
Temporary equity	$654	$866
Debt as percentage of permanent stockholders’ equity	40.2%	38.8%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity we include investments as shown in the preceding table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of June 30, 2018, $2.0 billion of commercial paper remained outstanding.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, acquisitions, and strategic investments.

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks

	Six Months Ended
(In Millions)	Jun 30, 2018	Jul 1, 2017
Net cash provided by operating activities	$13,697	$8,605
Net cash used for investing activities	(5,984)	(4,216)
Net cash provided by (used for) financing activities	(8,532)	1,738
Net increase (decrease) in cash and cash equivalents	$(819)	$6,127
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first six months of 2018 compared to the first six months of 2017, the $5.1 billion increase in cash provided by operations was primarily due to higher net income and changes in working capital, which benefited from receipts of customer deposits and prepaid supply agreements, offset by increased tax payments.

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	37

Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher for the first six months of 2018 compared to the first six months of 2017 primarily due to increased capital expenditures and reduced sales of equity investments. The increase was partially offset by net trading asset activity.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was used for financing activities in the first six months of 2018 compared to cash provided by financing activities for the first six months of 2017 primarily due to no new long-term debt issuance, increased repurchases of common stock, and conversion of a portion of our 2039 debentures; these were partially offset by increases in short-term debt.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. For discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices, and commodity prices refer to "Quantitative and Qualitative Disclosures About Market Risk" within "MD&A - Results of Operations," in our 2017 Form 10-K.

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	38

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within "Other Key Information" in our 2017 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Below, we have updated the risk factor included in our 2017 Form 10-K titled “We are subject to cybersecurity and privacy risks—Third parties regularly attempt to gain unauthorized access to our network, products, services, and infrastructure.” The Risk Factors section in our 2017 Form 10-K otherwise remains current in all material respects.
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
From time to time, we encounter intrusions or unauthorized access to our network, products, services, or infrastructure. To date, none have resulted in any material adverse impact to our business or operations. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain the business relationship, or taking other remedial steps with respect to third parties. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. While we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes or updates to our products and services, we remain potentially vulnerable to additional known or unknown threats. In some instances, we, our customers, and the users of our products and services may be unaware of an incident or its magnitude and effects.
We or third parties regularly identify security vulnerabilities with respect to our processors and other products as well as the operating systems and workloads running on them. For example, a type of security vulnerability known as a side-channel exploit has been identified. Side-channel exploits include the variants referred to as “Spectre” and “Meltdown.” Additional variants have been identified and may continue to be identified. As we have become a more data-centric company, our processors and other products are being used in more and different critical application areas that create new or increased cybersecurity and privacy risks. In addition, publicity about security vulnerabilities and attempted or successful exploits, whether accurate or inaccurate, may result in increased attempts by third parties to identify additional vulnerabilities. Although vulnerabilities have often been discovered and mitigated in advance of being exploited, it is possible that vulnerabilities may not be mitigated before they become known. We, our customers, and the users of our products may not promptly learn of or be able to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Subsequent events or new information could develop which changes our assessment of the impact of a security vulnerability, including additional information learned as we develop and deploy mitigations or updates, become aware of additional variants, evaluate the competitiveness of existing and new products, address future warranty or other claims or customer satisfaction considerations, as well as developments in the course of any litigation or regulatory inquiries or actions over these matters.
Mitigation techniques designed to address security vulnerabilities, including software and firmware updates or other preventative measures, may not be available on a timely basis, or at all, may not operate as intended, or may not effectively resolve vulnerabilities for all applications. In addition, we may be required to rely on third parties, including hardware, software, and services vendors, as well as our customers and end users, to develop and deploy mitigation techniques, and the availability, effectiveness, and performance impact of mitigation techniques may depend solely or in part on the actions of these third parties in determining whether and how to develop and deploy mitigations. Security vulnerabilities and/or mitigation techniques may result in adverse performance effects, reboots, system instability or unavailability, data loss or corruption, unpredictable system behavior, decisions by customers and end users to limit or change the applications in which they use our products or product features, or the misappropriation of data by third parties.

OTHER KEY INFORMATION	39

Security vulnerabilities and any limitations of, or adverse effects resulting from, mitigation techniques can adversely affect our results of operations, financial condition, customer relationships, prospects, and reputation in a number of ways, any of which may be material. For example, whether or not they involve attempted or successful exploits, they may result in our incurring significant costs related to developing and deploying updates and mitigations, writing down inventory value, defending against product claims and litigation, responding to regulatory inquiries or actions, paying damages, addressing customer satisfaction considerations, or taking other remedial steps with respect to third parties. Adverse publicity about security vulnerabilities or mitigations could damage our reputation with customers or users and reduce demand for our products and services. These effects may be greater to the extent that competing products are not susceptible to the same vulnerabilities or if vulnerabilities can be more effectively mitigated in competing products. Moreover, third parties may release information regarding potential vulnerabilities of our products before mitigations are available, which, in turn, could lead to attempted or successful exploits, adversely affect our ability to introduce mitigations, or otherwise harm our business and reputation. For example, information on the “Spectre” and “Meltdown” side-channel variants was prematurely reported publicly before mitigation techniques to address all vulnerabilities were made widely available, and certain of the mitigation techniques did not operate as intended.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
NON-GAAP FINANCIAL MEASURES
We believe non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance.
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

OTHER KEY INFORMATION	40

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
Ongoing mark to market on marketable equity securities:
We exclude gains and losses resulting from ongoing mark to market adjustments of our marketable equity securities when calculating certain non-GAAP measures as we do not believe this volatility correlates to our core operational performance. Consequently, our non-GAAP earnings per share figures exclude these impacts to facilitate an evaluation of our current performance and comparisons to our past operating performance.
Gains or losses from divestitures:
We divested ISecG in Q2 2017 and Wind River in Q2 2018. We exclude gains or losses, and related tax impacts, resulting from divestitures when calculating certain non-GAAP measures. We believe making these adjustments facilitates a better evaluation of our current operating performance and comparisons to our past operating performance.
Tax Reform adjustment:
During Q2 2018, we made an adjustment to our Tax Reform provisional tax estimates that we recorded in Q4 2017. We exclude this provisional tax adjustment when calculating certain non-GAAP measures. We believe making this adjustment facilitates a better evaluation of our current operating performance and comparisons to our past operating performance.
Following are the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions)	Jun 30, 2018	Jul 1, 2017
Operating income	$5,273	$3,842
Amortization of acquisition-related intangibles	325	235
Restructuring and other charges	—	105
Non-GAAP operating income	$5,598	$4,182

	Three Months Ended
	Jun 30, 2018	Jul 1, 2017
Earnings per share - Diluted	$1.05	$0.58
Amortization of acquisition-related intangibles	0.07	0.05
Restructuring and other charges	—	0.02
Ongoing mark to market on marketable equity securities	0.05	—
(Gains) losses from divestitures	(0.10)	(0.08)
Tax Reform	(0.04)	—
Income tax effect	0.01	0.15
Non-GAAP Earnings per share - Diluted	$1.04	$0.72

OTHER KEY INFORMATION	41

ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of June 30, 2018, we were authorized to repurchase up to $75.0 billion, of which $7.2 billion remained available.
Common stock repurchase activity under our publicly announced stock repurchase plan during the second quarter of 2018 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans (In Millions)
April 1, 2018 - April 28, 2018	12.9	$50.97	$10,577
April 29, 2018 - May 26, 2018	13.6	$54.16	$9,840
May 27, 2018 - June 30, 2018	49.3	$53.02	$7,224
Total	75.9	$52.87
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

OTHER KEY INFORMATION	42

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 14, 2018	8-K	000-06217	3.2	3/19/2018
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32.1
Certification of the interim Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

OTHER KEY INFORMATION	43

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 26
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 27 - 36
	Liquidity and capital resources	Pages 37 - 38
	Off-balance sheet arrangements	(a)
	Contractual obligations	(b)
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 38
Item 4.	Controls and Procedures	Page 40

Part II - Other Information
Item 1.	Legal Proceedings	Pages 24 - 26
Item 1A.	Risk Factors	Page 39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 42
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 43

Signatures		Page 45

(a)	As of June 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

(b)	There were no material changes to our significant contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

OTHER KEY INFORMATION	44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 26, 2018	By:	/s/ ROBERT H. SWAN
Robert H. Swan
Interim Chief Executive Officer and Principal Executive Officer; Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	July 26, 2018	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

45