Form 10-Q
period 2018-09-29
INTEL CORP
filed 2018-10-26
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of September 29, 2018
Common stock, $0.001 par value	4,564 million

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, projected growth of markets relevant to our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 30, 2017, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

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

PC-CENTRIC BUSINESS	Is made up of our CCG business, both platform and adjacent products.

DATA-CENTRIC BUSINESSES	Includes our DCG, IOTG, NSG, PSG, and all other businesses, which includes Mobileye
Intel, the Intel logo, Intel Inside, Intel Optane, Intel Core, Xeon, and 3D XPoint are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
*Other names and brands may be claimed as the property of others.

1

A QUARTER IN REVIEW
The third quarter was a record quarter in revenue, operating income, and net income, driven by strong customer demand for the performance of our leadership products across the business. Data Center Group (DCG), Client Computing Group (CCG), Internet of Things Group (IOTG), Non-Volatile Memory Solutions Group (NSG), and Mobileye each achieved record revenue. Strong business performance, operating margin leverage, and lower tax rate resulted in net income of $6.4 billion in the third quarter. From a capital allocation perspective, in the first nine months we generated $22.5 billion of cash flow from operations and returned $12.6 billion to shareholders, including $4.2 billion in dividends and $8.5 billion in buybacks.

REVENUE		OPERATING INCOME		DILUTED EPS
$19.2B		$7.3B	$7.6B	$1.38	$1.40
GAAP		GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
up $3.0B or 19% from Q3 2017		up $2.2B or 43% from Q3 2017	up $2.0B or 36% from Q3 2017	up $0.44 or 47% from Q3 2017	up $0.39 or 39% from Q3 2017

Strong performance across all businesses and record revenue from DCG, CCG, IOTG, NSG, and Mobileye		Demand for leadership product and continued operating margin leverage while investing in key opportunities such as artificial intelligence and autonomous driving		Growing demand for higher performance products, growth in adjacent businesses, lower tax rate, and lower share outstanding

■ Data-centric $B	■ PC-centric $B	■ GAAP $B	■ Non-GAAP $B	■ GAAP	■ Non-GAAP
BUSINESS SUMMARY

•
Five years ago, we set a course to transform to a data-centric company. Today our strategy, products, and employees are delivering on that ambition with strong growth, record results, and new opportunities. We are gaining share in an expanded total addressable market (TAM) opportunity, which is now expected to be over $300 billion[2] as our transformation accelerates.

•
Our data-centric businesses collectively grew 22% led by the growth in the cloud and communication service provider market segments. To extend the growth momentum, we are now shipping Intel® Optane™ data center persistent memory, which combines the speed of traditional memory with the capacity and native persistence of storage.

•
Our focus on performance leadership and differentiation in client computing is producing outstanding results. In addition, we expect modest PC TAM[2] growth this year and continued share gain in modems. To extend product leadership and to deliver more value to customers, we launched new 9th Gen Intel® Core™ processors, targeting the growing gaming market segment.

•
The return to PC TAM growth put pressure on our factory network. In addition to prioritizing production to serve server and high-performance PC market segments, we are investing additional capital expenditure to increase our supply, working with customers to align demand with available supply, and making good progress to improve 10nm yields.

•
30 years ago, in September, 1988, Gordon Moore helped establish the Intel Foundation, a public charity funded by our company. From investing in science, technology, engineering, and mathematics (STEM) programs, providing disaster relief, and amplifying the philanthropy of Intel employees, the Intel Foundation has been committed to improving lives around the world.

1 See "Non-GAAP Financial Measures" within Other Key Information.
2 Source: Intel calculated 2022 TAM and current year PC TAM derived from industry analyst reports and internal estimates.

A QUARTER IN REVIEW	2

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net revenue	$19,163	$16,149	$52,191	$45,708
Cost of sales	6,803	6,085	19,681	17,388
Gross margin	12,360	10,064	32,510	28,320
Research and development	3,428	3,209	10,110	9,782
Marketing, general and administrative	1,605	1,661	5,230	5,610
Restructuring and other charges	(72)	4	(72)	189
Amortization of acquisition-related intangibles	50	49	150	124
Operating expenses	5,011	4,923	15,418	15,705
Operating income	7,349	5,141	17,092	12,615
Gains (losses) on equity investments, net	(75)	846	365	1,440
Interest and other, net	(132)	(57)	225	262
Income before taxes	7,142	5,930	17,682	14,317
Provision for taxes	744	1,414	1,824	4,029
Net income	$6,398	$4,516	$15,858	$10,288
Earnings per share – Basic	$1.40	$0.96	$3.42	$2.19
Earnings per share – Diluted	$1.38	$0.94	$3.35	$2.12
Cash dividends declared per share of common stock	$0.60	$0.5450	$1.20	$1.0775
Weighted average shares of common stock outstanding:
Basic	4,574	4,688	4,632	4,707
Diluted	4,648	4,821	4,728	4,849
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	3

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net income	$6,398	$4,516	$15,858	$10,288
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on available-for-sale equity investments	—	399	—	408
Net unrealized holding gains (losses) on derivatives	(25)	19	(199)	350
Actuarial valuation and other pension benefits (expenses), net	13	13	39	233
Translation adjustments and other	(2)	5	(15)	513
Other comprehensive income (loss)	(14)	436	(175)	1,504
Total comprehensive income	$6,384	$4,952	$15,683	$11,792
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	4

INTEL CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Sep 29, 2018	Dec 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,407	$3,433
Short-term investments	2,641	1,814
Trading assets	7,138	8,755
Accounts receivable	5,457	5,607
Inventories	7,401	6,983
Other current assets	3,546	2,908
Total current assets	29,590	29,500
Property, plant and equipment, net of accumulated depreciation of $63,684 ($59,286 as of December 30, 2017)	47,071	41,109
Equity investments	7,551	8,579
Other long-term investments	3,562	3,712
Goodwill	24,506	24,389
Identified intangible assets, net	12,007	12,745
Other long-term assets	3,955	3,215
Total assets	$128,242	$123,249
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$3,051	$1,776
Accounts payable	3,593	2,928
Accrued compensation and benefits	3,095	3,526
Deferred income	—	1,656
Other accrued liabilities	9,835	7,535
Total current liabilities	19,574	17,421
Debt	24,823	25,037
Contract liabilities	2,220	—
Income taxes payable, non-current	4,879	4,069
Deferred income taxes	1,485	3,046
Other long-term liabilities	3,263	3,791
Contingencies (Note 16)
Temporary equity	515	866
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,564 issued and outstanding (4,687 issued and outstanding as of December 30, 2017)	25,492	26,074
Accumulated other comprehensive income (loss)	(1,103)	862
Retained earnings	47,094	42,083
Total stockholders’ equity	71,483	69,019
Total liabilities, temporary equity, and stockholders’ equity	$128,242	$123,249
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	5

INTEL CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In Millions; Unaudited)	Sep 29, 2018	Sep 30, 2017
Cash and cash equivalents, beginning of period	$3,433	$5,560
Cash flows provided by (used for) operating activities:
Net income	15,858	10,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,420	4,990
Share-based compensation	1,203	1,051
Amortization of intangibles	1,172	999
(Gains) losses on equity investments, net	(329)	(1,372)
(Gains) losses on divestitures	(497)	(387)
Loss on debt conversion and extinguishment	211	—
Deferred taxes	18	570
Changes in assets and liabilities:
Accounts receivable	(449)	(1,128)
Inventories	(362)	(1,245)
Accounts payable	430	171
Accrued compensation and benefits	(801)	(362)
Customer deposits and prepaid supply agreements	1,472	—
Income taxes payable and receivable	(1,075)	979
Other assets and liabilities	261	315
Total adjustments	6,674	4,581
Net cash provided by operating activities	22,532	14,869
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(11,291)	(7,709)
Acquisitions, net of cash acquired	(183)	(14,499)
Purchases of available-for-sale debt investments	(3,090)	(1,959)
Sales of available-for-sale debt investments	135	1,511
Maturities of available-for-sale debt investments	2,232	3,488
Purchases of trading assets	(8,316)	(9,792)
Maturities and sales of trading assets	9,705	11,806
Purchases of equity investments	(667)	(744)
Sales of equity investments	1,646	3,173
Proceeds from divestitures	548	3,124
Other investing	(138)	1,069
Net cash used for investing activities	(9,419)	(10,532)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	1,707	(5)
Issuance of long-term debt, net of issuance costs	423	7,716
Repayment of debt and debt conversion	(1,928)	(1,502)
Proceeds from sales of common stock through employee equity incentive plans	545	637
Repurchase of common stock	(8,464)	(3,611)
Restricted stock unit withholdings	(492)	(424)
Payment of dividends to stockholders	(4,173)	(3,794)
Other financing	(757)	161
Net cash provided by (used for) financing activities	(13,139)	(822)
Net increase (decrease) in cash and cash equivalents	(26)	3,515
Cash and cash equivalents, end of period	$3,407	$9,075

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$1,988	$1,736
Non-marketable equity investment in McAfee from divestiture	$—	$1,078
Cash paid during the period for:
Interest, net of capitalized interest	$316	$386
Income taxes, net of refunds	$2,854	$2,328
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	6

INTEL CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (2017 Form 10-K), except for changes associated with recent accounting standards for retirement benefits, revenue recognition, and financial instruments as detailed in "Note 2: Recent Accounting Standards and Accounting Policies." We have reclassified certain prior period amounts to conform to current period presentation.
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
We have completed our adoption and implemented policies, processes, and controls to support the standard's measurement and disclosure requirements. Refer to the tables below, which summarize the impacts of the changes discussed above to our financial statements recorded as an adjustment to opening balances for the fiscal year beginning December 31, 2017, and also provide comparative reporting of the impacts of adopting the standard.
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
We make payments to our customers through cooperative advertising programs, such as our Intel Inside® program, for marketing activities for certain of our products. We generally record the payment as a reduction in revenue in the period that the revenue is earned, unless the payment is for a distinct service, which we record as expense when the marketing activities occur.
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
We have completed our adoption and implemented policies, processes, and controls to support the standard's measurement and disclosure requirements. Refer to the table below, which summarizes impacts, net of tax, of the changes discussed above to our financial statements. This reflects an adjustment to opening balances for the fiscal year beginning December 31, 2017.
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
The carrying value of our portfolio of non-marketable equity securities totaled $2.9 billion as of September 29, 2018 ($2.6 billion as of December 30, 2017). The carrying value of our non-marketable equity securities is adjusted for qualifying observable price changes resulting from the issuance of similar or identical securities by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our equity securities as a result of observable price changes requires quantitative assessments of the fair value of our securities using various valuation methodologies and involves the use of estimates.
Non-marketable equity securities and equity method investments are also subject to periodic impairment reviews. Our quarterly impairment analysis considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors considered include industry and market conditions, the financial performance and near-term prospects of the investee, and other relevant events and factors affecting the investee. When indicators of impairment exist, we prepare quantitative assessments of the fair value of our equity investments using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and comparable market data of private and public companies, among others. Prior to fiscal 2018, non-marketable equity securities were tested for impairment using the other-than-temporary impairment model which considered the severity and duration of a decline in fair value below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery. Impairments of equity investments were $372 million in the first nine months of 2018 and $613 million in the first nine months of 2017.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	9

The following table summarizes the impacts of adopting the new revenue standard on our consolidated condensed statements of income and balance sheets:

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
(In Millions)	As reported	Adjustments	Without new revenue standard	As reported	Adjustments	Without new revenue standard
Income Statement

Net revenue	$19,163	$118	$19,281	$52,191	$(266)	$51,925
Cost of sales	6,803	46	6,849	19,681	(136)	19,545
Gross margin	12,360	72	12,432	32,510	(130)	32,380
Marketing, general and administrative	1,605	—	1,605	5,230	(70)	5,160
Operating income	7,349	72	7,421	17,092	(60)	17,032
Income before taxes	7,142	72	7,214	17,682	(60)	17,622
Provision for taxes	744	20	764	1,824	(4)	1,820
Net income	$6,398	$52	$6,450	$15,858	$(56)	$15,802

				As of September 29, 2018
(In Millions)				As reported	Adjustments	Without new revenue standard
Balance Sheet

Assets:
Accounts receivable				$5,457	$446	$5,903
Inventories				$7,401	$23	$7,424
Other current assets				$3,546	$4	$3,550

Liabilities:
Deferred income				$—	$1,668	$1,668
Other accrued liabilities				$9,835	$(334)	$9,501
Deferred income taxes				$1,485	$(140)	$1,345

Equity:
Retained earnings				$47,094	$(721)	$46,373
ACCOUNTING STANDARDS NOT YET ADOPTED
Leases
Standard/Description: This new lease accounting standard requires that we recognize leased assets and corresponding liabilities on the balance sheet and provide enhanced disclosure of lease activity.
Effective Date and Adoption Considerations: Effective in the first quarter of 2019. The standard requires a modified retrospective adoption. We can choose to apply the provisions at the beginning of the earliest comparative period presented in the financial statements or at the beginning of the period of adoption. We have elected to apply the guidance at the beginning of the period of adoption.
Effect on Financial Statements or Other Significant Matters: We expect the valuation of our right-of-use assets and lease liabilities, previously described as operating leases, to approximate the present value of our forecasted future lease commitments. We are currently implementing processes to comply with the measurement and disclosure requirements.
Cloud Computing Implementation Costs
Standard/Description: The standard requires implementation costs incurred in cloud computing (i.e. hosting) arrangements that are service contracts to be assessed under existing guidance to determine which costs to capitalize as assets or expense as incurred.
Effective Date and Adoption Considerations: Effective in the first quarter of 2020. The standard requires adoption either retrospectively or prospectively.
Effect on Financial Statements or Other Significant Matters: We have not yet determined the impact of this standard on our financial statements.

FINANCIAL STATEMENTS	Notes to Financial Statements	10

NOTE 3: OPERATING SEGMENTS
We manage our business through the following operating segments:

•	Client Computing Group (CCG)

•	Data Center Group (DCG)

•	Internet of Things Group (IOTG)

•	Non-Volatile Memory Solutions Group (NSG)

•	Programmable Solutions Group (PSG)

•	All Other
During the third quarter of 2018, we made an organizational change to combine our artificial intelligence investments in edge computing with IOTG; accordingly, approximately $480 million of goodwill was reallocated from "all other" to the IOTG operating segment.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	11

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net revenue:
Client Computing Group
Platform	$9,023	$8,132	$24,703	$23,163
Adjacent	1,211	728	2,479	1,886
	10,234	8,860	27,182	25,049
Data Center Group
Platform	5,637	4,439	15,561	12,344
Adjacent	502	439	1,361	1,138
	6,139	4,878	16,922	13,482
Internet of Things Group
Platform	855	680	2,319	1,926
Adjacent	64	169	320	364
	919	849	2,639	2,290
Non-Volatile Memory Solutions Group	1,081	891	3,200	2,631
Programmable Solutions Group	496	469	1,511	1,334
All other	294	202	737	922
Total net revenue	$19,163	$16,149	$52,191	$45,708

Operating income (loss):
Client Computing Group	$4,532	$3,600	$10,557	$9,656
Data Center Group	3,082	2,255	8,421	5,403
Internet of Things Group	321	146	791	390
Non-Volatile Memory Solutions Group	160	(52)	14	(291)
Programmable Solutions Group	106	113	304	302
All other	(852)	(921)	(2,995)	(2,845)
Total operating income	$7,349	$5,141	$17,092	$12,615
Disaggregated net revenue for each period was as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Platform revenue
Desktop platform	$3,225	$2,967	$9,087	$8,598
Notebook platform	5,774	5,123	15,549	14,437
DCG platform	5,637	4,439	15,561	12,344
Other platform[1]	879	722	2,386	2,054
	15,515	13,251	42,583	37,433

Adjacent revenue[2]	3,648	2,898	9,608	7,741
ISecG divested business	—	—	—	534
Total revenue	$19,163	$16,149	$52,191	$45,708

[1]	Includes our tablet, service provider, and IOTG platform revenue.

[2]	Includes all of our non-platform products for CCG, DCG, and IOTG like modem, ethernet, and silicon photonics, as well as NSG, PSG, and Mobileye products.

FINANCIAL STATEMENTS	Notes to Financial Statements	12

NOTE 4: EARNINGS PER SHARE
We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net income available to common stockholders	$6,398	$4,516	$15,858	$10,288
Weighted average shares of common stock outstanding – basic	4,574	4,688	4,632	4,707
Dilutive effect of employee equity incentive plans	40	34	52	43
Dilutive effect of convertible debt	34	99	44	99
Weighted average shares of common stock outstanding – diluted	4,648	4,821	4,728	4,849
Earnings per share – Basic	$1.40	$0.96	$3.42	$2.19
Earnings per share – Diluted	$1.38	$0.94	$3.35	$2.12
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units (RSUs), and the assumed issuance of common stock under the stock purchase plan. In December 2017, we paid cash to satisfy the conversion of our 2035 debentures, which we excluded from our dilutive earnings per share computation starting in the fourth quarter of 2017 and are no longer dilutive. Our 2039 debentures require settlement of the principal amount of the debt in cash upon conversion. Since the conversion premium is paid in cash or stock at our option, we determined the potentially dilutive shares of common stock by applying the treasury stock method. For the nine months ended September 29, 2018, we paid cash to satisfy the conversion of a portion of our 2039 debentures. The potentially dilutive shares associated with the converted portion are excluded from our diluted earnings per share computation in 2018 as they are no longer dilutive.
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
NOTE 5: CONTRACT LIABILITIES

(In Millions)	Sep 29, 2018	Opening Balance as of Dec 31, 2017
Contract liabilities from prepaid supply agreements	$2,692	$105
Contract liabilities from software, services and other	93	195
Total contract liabilities	$2,785	$300
Contract liabilities are primarily related to partial prepayments received from customers on long-term supply agreements towards future NSG product delivery. As new prepaid supply agreements are entered into and performance obligations are negotiated, this component of the contract liability balance will increase, and as customers purchase product and utilize their prepaid balances, the balance will decrease. The short-term portion of prepayments from supply agreements is reported on the consolidated condensed balance sheets within other accrued liabilities.
The following table shows the changes in contract liability balances relating to prepaid supply agreements during the first nine months of 2018:

(In Millions)
Prepaid supply agreements balance as of December 31, 2017	$105
Additions and adjustments	2,753
Revenue recognized	(166)
Prepaid supply agreements balance as of September 29, 2018	$2,692
Additions and adjustments in the first nine months of 2018 include a $1.0 billion reclassification from customer deposits previously included in other long-term liabilities. The long-term supply agreements represent $4.8 billion in future anticipated revenues with 2% expected to be recognized during the fourth quarter of the year and the remainder ratably over the next five years.

FINANCIAL STATEMENTS	Notes to Financial Statements	13

NOTE 6: OTHER FINANCIAL STATEMENT DETAILS
INVENTORIES

(In Millions)	Sep 29, 2018	Dec 30, 2017
Raw materials	$932	$738
Work in process	4,507	4,213
Finished goods	1,962	2,032
Total inventories	$7,401	$6,983
INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Interest income	$109	$137	$308	$349
Interest expense	(109)	(191)	(337)	(493)
Other, net	(132)	(3)	254	406
Total interest and other, net	$(132)	$(57)	$225	$262
Interest expense in the preceding table is net of $142 million of interest capitalized in the third quarter of 2018 and $381 million in the first nine months of 2018 ($77 million in the third quarter of 2017 and $212 million in the first nine months of 2017).
In the second quarter of 2018, we completed the divestiture of Wind River Systems, Inc. and recognized a pre-tax gain of $494 million. For the first nine months of 2018, we have settled conversion requests for our 2039 convertible debentures totaling $793 million in principal, resulting in a cumulative loss of $211 million.
NOTE 7: INCOME TAXES
During the third quarter of 2018, we adjusted our provisional tax estimates related to the U.S. Tax Cuts and Jobs Act (Tax Reform) that we recorded in the fourth quarter of 2017 to reflect the impact of additional analysis related to the transition tax liability and the refinement of our measurement of deferred income taxes. Our estimated annual effective tax rate for the first nine months of 2018 includes provisional tax estimates for certain Tax Reform provisions related to foreign-derived intangible income and low-taxed intangible income. Our accounting remains incomplete as of the third quarter of 2018. We could receive additional data and regulatory guidance during the fourth quarter of 2018 that may impact our provisional estimates.
Our effective income tax rate was 10.3% in the first nine months of 2018 compared to 28.1% in the first nine months of 2017. Tax Reform reduced the U.S. statutory federal tax rate from 35.0% to 21.0%, which favorably impacted our effective tax rate in the first nine months of 2018 by approximately nine percentage points. Further, the Tax Reform provisions related to foreign-derived intangible income favorably impacted our effective tax rate by approximately four percentage points, and the provision related to low-taxed intangible income and the repeal of the domestic manufacturing deduction each unfavorably impacted our effective tax rate by approximately one percentage point. The decrease in the first nine months of 2018 was also driven by non-recurring items, primarily our divestiture of ISecG in the second quarter of 2017, which increased our effective tax rate in the first nine months of 2017 by approximately five percentage points, and the adjustment to our provisional estimates for Tax Reform in the first nine months of 2018, which reduced our effective tax rate by approximately two percentage points.

FINANCIAL STATEMENTS	Notes to Financial Statements	14

NOTE 8: INVESTMENTS
DEBT INVESTMENTS
Trading Assets
Trading assets still held at the reporting date incurred net losses of $4 million in the third quarter of 2018 and net losses of $169 million in the first nine months of 2018 (net gains of $81 million in the third quarter of 2017 and net gains of $433 million in the first nine months of 2017). Related derivatives incurred net losses of $11 million in the third quarter of 2018 and net gains of $159 million in the first nine months of 2018 (net losses of $75 million in the third quarter of 2017 and net losses of $402 million in the first nine months of 2017).
Available-for-Sale Debt Investments

	September 29, 2018				December 30, 2017
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$2,647	$2	$(29)	$2,620	$2,294	$4	$(13)	$2,285
Financial institution instruments	3,647	3	(18)	3,632	3,387	3	(9)	3,381
Government debt	940	—	(14)	926	961	—	(6)	955
Total available-for-sale debt investments	$7,234	$5	$(61)	$7,178	$6,642	$7	$(28)	$6,621
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of September 29, 2018 and December 30, 2017.
The fair value of available-for-sale debt investments, by contractual maturity, as of September 29, 2018, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$3,138
Due in 1–2 years	782
Due in 2–5 years	2,662
Due after 5 years	118
Instruments not due at a single maturity date	478
Total	$7,178
EQUITY INVESTMENTS

(In Millions)	Sep 29, 2018	Dec 30, 2017
Marketable equity securities	$3,039	$4,192
Non-marketable equity securities	2,878	2,613
Equity method investments	1,634	1,774
Total	$7,551	$8,579

FINANCIAL STATEMENTS	Notes to Financial Statements	15

The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Initial mark to market adjustments on marketable equity securities1 2	$—	$—	$46	$—
Ongoing mark to market adjustments on marketable equity securities1 2	8	—	379	—
Gains (losses) on sales[2]	57	944	68	2,020
Observable price adjustments on non-marketable equity securities[2]	43	—	191	—
Impairments	(328)	(10)	(372)	(613)
Share of equity method investee gains (losses)	—	(110)	(152)	(129)
Dividends	1	—	39	68
Other	144	22	166	94
Total gains (losses) on equity investments, net	$(75)	$846	$365	$1,440

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

	Three Months Ended	Nine Months Ended
(In Millions)	Sep 29, 2018	Sep 29, 2018
Net gains (losses) recognized during the period on equity securities	$(75)	$518
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(225)	(463)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(300)	$55
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
IM Flash Technologies, LLC
Intel-Micron Flash Technologies (IMFT) was formed in 2006 by Micron Technology, Inc. (Micron) and Intel to jointly develop NAND flash memory and 3D XPoint™ technology products. IMFT is an unconsolidated variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. As of September 29, 2018, we own a 49% interest in IMFT. Our portion of IMFT costs was approximately $97 million in the third quarter of 2018 and approximately $324 million in the first nine months of 2018 (approximately $115 million in the third quarter of 2017 and approximately $350 million in the first nine months of 2017).
IMFT depends on Micron and Intel for any additional cash needs to be provided in the form of cash calls or member debt financing (MDF). The MDF balance may be converted to a capital contribution at our request, or may be repaid upon availability of funds. The IMFT operating agreement continues through 2024 unless terminated earlier, and provides for certain buy-sell rights of the joint venture. Intel has the right to cause Micron to buy our interest in IMFT and, if exercised, Micron could elect to receive financing from us for one to two years. Commencing in January 2019, Micron has the right to call our interest in IMFT.

FINANCIAL STATEMENTS	Notes to Financial Statements	16

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
On October 18, 2018, Micron publicly announced their intent to exercise the right to call our interest in IMFT. The timeline to close the transaction is between six and twelve months after the date Micron exercises the call. Following the closing date, we will continue to receive supply for a period of one year. We recognized an impairment charge of $290 million during the third quarter of 2018. This reduced the carrying value of our equity method investment in IMFT to $1.6 billion in line with our expectation of future cash flows and Micron exercising the call in January.
NOTE 9: IDENTIFIED INTANGIBLE ASSETS

	September 29, 2018
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$9,611	$(2,742)	$6,869
Acquisition-related customer relationships	2,036	(433)	1,603
Acquisition-related brands	143	(44)	99
Licensed technology and patents	3,052	(1,505)	1,547
Identified intangible assets subject to amortization	14,842	(4,724)	10,118
In-process research and development	1,497	—	1,497
Other intangible assets	392	—	392
Identified intangible assets not subject to amortization	1,889	—	1,889
Total identified intangible assets	$16,731	$(4,724)	$12,007

	December 30, 2017
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$8,912	$(1,922)	$6,990
Acquisition-related customer relationships	2,052	(313)	1,739
Acquisition-related brands	143	(29)	114
Licensed technology and patents	3,104	(1,370)	1,734
Identified intangible assets subject to amortization	14,211	(3,634)	10,577
In-process research and development	2,168	—	2,168
Identified intangible assets not subject to amortization	2,168	—	2,168
Total identified intangible assets	$16,379	$(3,634)	$12,745
Amortization expenses recorded in the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Acquisition-related developed technology	Cost of sales	$276	$243	$826	$650
Acquisition-related customer relationships	Amortization of acquisition-related intangibles	45	45	135	113
Acquisition-related brands	Amortization of acquisition-related intangibles	5	4	15	11
Licensed technology and patents	Cost of sales	64	73	196	225
Total amortization expenses		$390	$365	$1,172	$999

FINANCIAL STATEMENTS	Notes to Financial Statements	17

We expect future amortization expenses for the next five years to be as follows:

(In Millions)	Remainder of 2018	2019	2020	2021	2022
Acquisition-related developed technology	$279	$1,114	$1,082	$1,047	$1,008
Acquisition-related customer relationships	45	180	179	179	171
Acquisition-related brands	5	20	20	20	6
Licensed technology and patents	64	241	210	198	193
Total future amortization expenses	$393	$1,555	$1,491	$1,444	$1,378
NOTE 10: OTHER LONG-TERM ASSETS

(In Millions)	Sep 29, 2018	Dec 30, 2017
Non-current deferred tax assets	$1,011	$840
Pre-payments for property, plant and equipment	1,383	714
Loans receivable	544	860
Other	1,017	801
Total other long-term assets	$3,955	$3,215
NOTE 11: BORROWINGS
For the first nine months of 2018, we paid $1.9 billion to satisfy conversion obligations for $793 million of our $2.0 billion 3.25% junior subordinated 2039 convertible debentures. We recognized a loss of $211 million in interest and other, net and a reduction of $1.3 billion in stockholders' equity related to the conversion feature.
During the third quarter of 2018, we remarketed $423 million principal of bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (the Arizona bonds) and the State of Oregon Business Development Commission (the Oregon bonds). The bonds are our unsecured general obligations in accordance with loan agreements we entered into with the Industrial Development Authority of the City of Chandler, Arizona and the State of Oregon Business Development Commission. The bonds mature between 2035 and 2040 and carry interest rates of 2.4% - 2.7%. Each series of the Arizona bonds and the Oregon bonds are subject to mandatory tender in August 2023, at which time we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until another fixed rate period is selected or until their final maturity date.

FINANCIAL STATEMENTS	Notes to Financial Statements	18

NOTE 12: FAIR VALUE
For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see "Note 2: Accounting Policies" and "Note 15: Fair Value" in our 2017 Form 10-K.
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	September 29, 2018				December 30, 2017
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$179	$—	$179	$—	$30	$—	$30
Financial institution instruments [1]	478	318	—	796	335	640	—	975
Government debt [2]	—	—	—	—	—	90	—	90
Reverse repurchase agreements	—	1,949	—	1,949	—	1,399	—	1,399
Short-term investments:
Corporate debt	—	573	—	573	—	672	3	675
Financial institution instruments [1]	—	1,740	—	1,740	—	1,009	—	1,009
Government debt [2]	—	328	—	328	—	130	—	130
Trading assets:
Asset-backed securities	—	—	—	—	—	2	—	2
Corporate debt	—	2,562	—	2,562	—	2,842	—	2,842
Financial institution instruments [1]	29	1,299	—	1,328	59	1,064	—	1,123
Government debt [2]	28	3,220	—	3,248	30	4,758	—	4,788
Other current assets:
Derivative assets	—	150	—	150	—	279	—	279
Loans receivable [3]	—	304	—	304	—	30	—	30
Marketable equity securities	3,039	—	—	3,039	4,148	44	—	4,192
Other long-term investments:
Corporate debt	—	1,868	—	1,868	—	1,576	4	1,580
Financial institution instruments [1]	—	1,096	—	1,096	—	1,397	—	1,397
Government debt [2]	—	598	—	598	—	735	—	735
Other long-term assets:
Derivative assets	—	47	—	47	—	77	7	84
Loans receivable [3]	—	294	—	294	—	610	—	610
Total assets measured and recorded at fair value	3,574	16,525	—	20,099	4,572	17,384	14	21,970
Liabilities
Other accrued liabilities:
Derivative liabilities	—	464	—	464	—	454	—	454
Other long-term liabilities:
Derivative liabilities	—	761	106	867	—	297	6	303
Total liabilities measured and recorded at fair value	$—	$1,225	$106	$1,331	$—	$751	$6	$757

[1]
Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.

[2]	Level 1 investments consist primarily of U.S. Treasury securities. Level 2 investments consist primarily of U.S. Agency notes and non-U.S. government debt.

[3]	The fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.

FINANCIAL STATEMENTS	Notes to Financial Statements	19

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS
Our non-marketable equity securities, equity method investments, and certain non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities during the period, we classify these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE ON A RECURRING BASIS
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities (that have not been re-measured or impaired in the current period), equity method investments, grants receivable, loans receivable, reverse repurchase agreements and our short-term and long-term debt.
Prior to the adoption of the new financial instrument standard, our non-marketable cost method investments were disclosed at fair value on a recurring basis and the carrying amount and fair value as of December 30, 2017 was $2.6 billion and $3.6 billion, respectively. These assets were classified as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
As of September 29, 2018, the aggregate carrying value of grants receivable, loans receivable, and reverse repurchase agreements was $1.1 billion (the aggregate carrying amount as of December 30, 2017 was $935 million). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of September 29, 2018, the fair value of short and long-term debt (excluding drafts payable) was $29.3 billion (the fair value as of December 30, 2017 was $29.4 billion). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2018 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Available-for-Sale Equity Investments	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation adjustments and other	Total
Balance as of December 30, 2017	$1,745	$106	$(963)	$(26)	$862
Impact of change in accounting standards	(1,745)	24	(65)	(4)	(1,790)
Opening Balance as of December 31, 2017	$—	$130	$(1,028)	$(30)	$(928)
Other comprehensive income (loss) before reclassifications	—	(203)	3	(31)	(231)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(55)	48	8	1
Tax effects	—	59	(12)	8	55
Other comprehensive income (loss)	—	(199)	39	(15)	(175)
Balance as of September 29, 2018	$—	$(69)	$(989)	$(45)	$(1,103)

FINANCIAL STATEMENTS	Notes to Financial Statements	20

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated condensed statements of income for each period were as follows:

		Income Before Taxes Impact (In Millions)
		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Location	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Unrealized holding gains (losses) on available-for-sale equity investments:
	Gains (losses) on equity investments, net	$—	$916	$—	$1,962
		—	916	—	1,962
Unrealized holding gains (losses) on derivatives:
Foreign currency contracts	Cost of sales	(14)	(13)	5	(60)
	Research and development	(11)	24	60	10
	Marketing, general and administrative	(1)	4	31	(2)
	Gains (losses) on equity investments, net	—	12	—	28
	Interest and other, net	(6)	17	(41)	52
		(32)	44	55	28
Amortization of pension and postretirement benefit components:
Actuarial valuation and other pension expenses		—	(18)	(48)	(46)
		—	(18)	(48)	(46)
Translation adjustments and other	Interest and other, net	(2)	—	(8)	(507)
Total amounts reclassified out of accumulated other comprehensive income (loss)		$(34)	$942	$(1)	$1,437
The amortization of pension and postretirement benefit components is included in the computation of net periodic benefit cost. For more information, see "Note 18: Retirement Benefit Plans" in our 2017 Form 10-K.
We estimate that we will reclassify approximately $143 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	21

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS
For further information on our derivative policies, see "Note 2: Accounting Policies" in our 2017 Form 10-K.
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 29, 2018	Dec 30, 2017
Foreign currency contracts	$19,179	$19,958
Interest rate contracts	22,936	16,823
Other	1,539	1,636
Total	$43,654	$38,417
FAIR VALUE OF DERIVATIVE INSTRUMENTS

	September 29, 2018		December 30, 2017
(In Millions)	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as hedging instruments:
Foreign currency contracts [3]	$59	$221	$283	$32
Interest rate contracts	—	853	1	254
Total derivatives designated as hedging instruments	59	1,074	284	286
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	105	236	52	447
Interest rate contracts	31	21	18	24
Other	2	—	9	—
Total derivatives not designated as hedging instruments	138	257	79	471
Total derivatives	$197	$1,331	$363	$757

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	22

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	September 29, 2018
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$193	$—	$193	$(133)	$(60)	$—
Reverse repurchase agreements	2,199	—	2,199	—	(2,099)	100
Total assets	2,392	—	2,392	(133)	(2,159)	100
Liabilities:
Derivative liabilities subject to master netting arrangements	1,315	—	1,315	(133)	(1,038)	144
Total liabilities	$1,315	$—	$1,315	$(133)	$(1,038)	$144

	December 30, 2017
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$350	$—	$350	$(206)	$(130)	$14
Reverse repurchase agreements	1,649	—	1,649	—	(1,649)	—
Total assets	1,999	—	1,999	(206)	(1,779)	14
Liabilities:
Derivative liabilities subject to master netting arrangements	745	—	745	(206)	(504)	35
Total liabilities	$745	$—	$745	$(206)	$(504)	$35
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $69 million net losses in the third quarter of 2018 and were $203 million net losses in the first nine months of 2018 ($83 million net gains in the third quarter of 2017 and $528 million net gains in the first nine months of 2017). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first nine months of 2018 and 2017, the amounts excluded from effectiveness testing were insignificant.
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, see "Note 13: Other Comprehensive Income (Loss)."

FINANCIAL STATEMENTS	Notes to Financial Statements	23

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Interest rate contracts	$(230)	$(15)	$(601)	$67
Hedged items	230	15	601	(67)
Total	$—	$—	$—	$—
The amounts recorded on the consolidated condensed balance sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
Years Ended (In Millions)	Sep 29, 2018	Dec 30, 2017	Sep 29, 2018	Dec 30, 2017
Long-term debt	$(19,159)	$(12,653)	$853	$252
As of September 29, 2018 and December 30, 2017, the total notional amount of pay variable/receive fixed-interest rate swaps was $20.0 billion and $12.9 billion, respectively.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Foreign currency contracts	Interest and other, net	$(1)	$(91)	$268	$(521)
Interest rate contracts	Interest and other, net	3	(3)	22	(4)
Other	Various	53	40	49	135
Total		$55	$(54)	$339	$(390)
NOTE 15: EMPLOYEE EQUITY INCENTIVE PLANS
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. Our plans include our 2006 Equity Incentive Plan and our 2006 Stock Purchase Plan. The 2006 Equity Incentive Plan had 187 million shares of common stock available through June 2020 for future grants.
SHARE-BASED COMPENSATION
Share-based compensation expense recognized was $383 million in the third quarter of 2018 and $1.2 billion in the first nine months of 2018 ($397 million in the third quarter of 2017 and $1.1 billion in the first nine months of 2017).

FINANCIAL STATEMENTS	Notes to Financial Statements	24

RESTRICTED STOCK UNIT AWARDS
Restricted stock unit activity in the first nine months of 2018 was as follows:

	Number of RSUs (In Millions)	Weighted Average Grant-Date Fair Value
December 30, 2017	100.4	$32.36
Granted	33.7	$49.33
Vested	(36.4)	$31.07
Forfeited	(6.2)	$35.60
September 29, 2018	91.5	$38.90
The aggregate fair value of awards that vested in the first nine months of 2018 was $1.9 billion, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in the first nine months of 2018 was $1.1 billion. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
STOCK PURCHASE PLAN
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares of common stock are granted during the first and third quarters of each year. The 2006 Stock Purchase Plan had 137 million shares of common stock remaining through August 2021 for issuance.
Employees purchased 14 million shares of common stock in the first nine months of 2018 for $468 million (15 million shares of common stock in the first nine months of 2017 for $432 million) under the 2006 Stock Purchase Plan.
NOTE 16: CONTINGENCIES
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

We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016. In October 2016, Advocate General Wahl, an advisor to the Court of Justice, issued a non-binding advisory opinion that favored Intel on a number of grounds. The Court of Justice issued its decision in September 2017, setting aside the judgment of the General Court and sending the case back to the General Court to examine whether the rebates at issue were capable of restricting competition. The General Court has appointed a panel of five judges to consider our appeal of the EC’s 2009 decision in light of the Court of Justice’s clarifications of the law. In November 2017, the parties filed initial “Observations” about the Court of Justice’s decision and the appeal, and were invited by the General Court to offer supplemental comments to each other’s “Observations,” which the parties submitted in March 2018. Responses to other questions posed by the General Court were filed in May and June 2018. We are now awaiting notice whether the General Court will hold a management conference before it conducts oral argument, at some future date. Pending the final decision in this matter, the fine paid by Intel has been placed by the EC in commercial bank accounts where it accrues interest.
Shareholder Derivative Litigation regarding In re High Tech Employee Antitrust Litigation
In March 2014, the Police Retirement System of St. Louis (PRSSL) filed a shareholder derivative action in the Superior Court of California in Santa Clara County against Intel, certain current and former members of our Board of Directors, and former officers. The complaint alleges that the defendants breached their duties to the company by participating in, or allowing, purported antitrust violations that were alleged in a now-settled antitrust class action lawsuit captioned In re High Tech Employee Antitrust Litigation claiming that Intel, Adobe Systems Incorporated, Apple Inc., Google Inc., Intuit Inc., Lucasfilm Ltd., and Pixar conspired to suppress their employees’ compensation. In March 2014, a second plaintiff, Barbara Templeton, filed a substantially similar derivative suit in the same court. In May 2014, a third shareholder, Robert Achermann, filed a substantially similar derivative action in the same court. The court consolidated the three actions into one, which is captioned In re Intel Corporation Shareholder Derivative Litigation. Plaintiffs filed a consolidated complaint in July 2014. In August 2015, the court granted our motion to dismiss the consolidated complaint. The plaintiffs thereafter filed a motion for reconsideration and a motion for new trial, both of which the court denied in October 2015. In November 2015, plaintiffs PRSSL and Templeton appealed the court's decision. The appeal was withdrawn in September 2018, and the case is over.
In June 2015, the International Brotherhood of Electrical Workers (IBEW) filed a shareholder derivative action in the Chancery Court in Delaware against Intel, certain current and former members of our Board of Directors, and former officers. The lawsuit makes allegations substantially similar to those in the California shareholder derivative litigation described above, but additionally alleges breach of the duty of disclosure with respect to In re High Tech Employee Antitrust Litigation and that Intel's 2013 and 2014 proxy statements misrepresented the effectiveness of the Board’s oversight of compliance issues at Intel and the Board’s compliance with Intel’s Code of Conduct and Board of Director Guidelines on Significant Corporate Governance Issues. In October 2015, the court stayed the IBEW lawsuit for six months pending further developments in the California case. In March 2016, Intel and IBEW entered into a stipulated dismissal pursuant to which IBEW dismissed its complaint without prejudice.
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
In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative, and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012, and entered final judgment in the case in February 2013. In April 2013, plaintiffs appealed the final judgment. The California Court of Appeal heard oral argument in October 2017, and in November 2017, affirmed the judgment as to McAfee's nine outside directors, reversed the judgment as to former McAfee director and chief executive officer David DeWalt, Intel, and McAfee, and affirmed the trial court's ruling that the plaintiffs are not entitled to a jury trial. At a June 2018 case management conference following remand, the Superior Court set an October hearing date for any additional summary judgment motions that may be filed, and set trial to begin in December 2018. In July 2018, plaintiffs filed a motion for leave to amend the complaint which the court denied in September 2018. Also in July 2018, McAfee and Intel filed a motion for summary judgment on the aiding and abetting claims asserted against them; in October 2018, the court granted the motion as to McAfee and denied the motion as to Intel. Because the resolution of pretrial motions may materially impact the scope and nature of the proceeding, and because of uncertainties regarding the disposition of theories that may be asserted at trial and the extent of Intel's responsibility, if any, with respect to such claims, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to continue to defend the lawsuit vigorously.

FINANCIAL STATEMENTS	Notes to Financial Statements	26

Litigation related to Security Vulnerabilities
In June 2017, a Google research team notified us and other companies that it had identified security vulnerabilities (now commonly referred to as “Spectre” and “Meltdown”) that affect many types of microprocessors, including our products. As is standard when findings like these are presented, we worked together with other companies in the industry to verify the research and develop and validate software and firmware updates for impacted technologies. On January 3, 2018, information on the security vulnerabilities was publicly reported, before software and firmware updates to address the vulnerabilities were made widely available. Numerous lawsuits have been filed against Intel and, in certain cases, our executives and directors, in U.S. federal and state courts and in certain courts in other countries relating to the Spectre and Meltdown security vulnerabilities, as well as another variant of these vulnerabilities (“Foreshadow”) that has since been identified.
As of October 24, 2018, 47 consumer class action lawsuits and three securities class action lawsuits have been filed. The consumer class action plaintiffs, who purport to represent various classes of end users of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. Of the consumer class action lawsuits, 43 have been filed in the United States, two in Canada, and two in Israel. In April 2018, the United States Judicial Panel on Multidistrict Litigation ordered the U.S. consumer class action lawsuits consolidated for pretrial proceedings in the United States District Court for the District of Oregon. Intel filed a motion to dismiss that consolidated action in October 2018, and a hearing on that motion has been scheduled for February 2019. There has been no activity in the case pending in the Superior Court of Justice of Ontario, and in October 2018 the Superior Court of Justice of Quebec entered an order staying the case pending in that court for one year. In Israel, both consumer class action lawsuits were filed in the District Court of Haifa. The Supreme Court of Israel stayed the first case pending disposition of an appeal by one of Intel’s co-defendants of an order by the District Court of Haifa. Intel filed a motion to stay the second case, which is scheduled for hearing in November 2018. In the securities class action litigation, the lead securities class action plaintiffs, who purport to represent classes of acquirers of Intel stock between October 27, 2017 and January 9, 2018, generally allege that Intel and certain officers violated securities laws by making statements about Intel's products that were revealed to be false or misleading by the disclosure of the security vulnerabilities. The securities class actions have been consolidated and are pending in the United States District Court for the Northern District of California. Defendants moved to dismiss those actions on various grounds, and a hearing on that motion has been scheduled for November 2018. Additional lawsuits and claims may be asserted on behalf of customers and shareholders seeking monetary damages or other related relief. We dispute the claims described above and intend to defend the lawsuits vigorously. Given the procedural posture and the nature of these cases, including that the proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
In addition to these lawsuits, Intel stockholders have filed seven shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints seek to recover damages from the defendants on behalf of Intel. Three of the derivative actions were filed in the United States District Court for the Northern District of California and have been consolidated, and the other four were filed in the Superior Court of the State of California in San Mateo County and have been consolidated. In August 2018, the federal court granted defendants' motion to dismiss the consolidated complaint on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The federal court granted plaintiffs leave to amend their complaint, but in September 2018, plaintiffs instead requested that the action be voluntarily dismissed. Defendants and plaintiffs disagree whether the dismissal should be with or without prejudice, and are awaiting the court’s decision on that issue. In August 2018, the California Superior Court granted defendants' motion to dismiss the consolidated complaint in the action on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The state court granted plaintiffs leave to amend their complaint, and the parties have stipulated that plaintiffs must file any amended complaint by February 2019. The state court plaintiffs have also moved to intervene in the federal action to argue against the dismissal of the federal case with prejudice; defendants are opposing that motion.

FINANCIAL STATEMENTS	Notes to Financial Statements	27

MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A) - RESULTS OF OPERATIONS
The third quarter was a record quarter in revenue, operating income, and net income, driven by strong customer demand for the performance of our leadership products across the business. Data Center Group (DCG), Client Computing Group (CCG), Internet of Things Group (IOTG), Non-Volatile Memory Solutions Group (NSG), and Mobileye each achieved record revenue. Strong business performance, operating margin leverage, and lower tax rate resulted in net income of $6.4 billion in the third quarter. From a capital allocation perspective, in the first nine months we generated $22.5 billion of cash flow from operations and returned $12.6 billion to shareholders, including $4.2 billion in dividends and $8.5 billion in buybacks. For a more comprehensive overview of the results of our operations, see "A Quarter in Review."

	Three Months Ended				Nine Months Ended
	Q3 2018		Q3 2017		YTD 2018		YTD 2017
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$19,163	100.0%	$16,149	100.0%	$52,191	100.0%	$45,708	100.0%
Cost of sales	6,803	35.5%	6,085	37.7%	19,681	37.7%	17,388	38.0%
Gross margin	12,360	64.5%	10,064	62.3%	32,510	62.3%	28,320	62.0%
Research and development	3,428	17.9%	3,209	19.9%	10,110	19.4%	9,782	21.4%
Marketing, general and administrative	1,605	8.4%	1,661	10.3%	5,230	10.0%	5,610	12.3%
Restructuring and other charges	(72)	(0.4)%	4	—%	(72)	(0.1)%	189	0.4%
Amortization of acquisition-related intangibles	50	0.3%	49	0.3%	150	0.3%	124	0.3%
Operating income	7,349	38.3%	5,141	31.8%	17,092	32.7%	12,615	27.6%
Gains (losses) on equity investments, net	(75)	(0.4)%	846	5.2%	365	0.7%	1,440	3.2%
Interest and other, net	(132)	(0.7)%	(57)	(0.4)%	225	0.4%	262	0.6%
Income before taxes	7,142	37.3%	5,930	36.7%	17,682	33.9%	14,317	31.3%
Provision for taxes	744	3.9%	1,414	8.8%	1,824	3.5%	4,029	8.8%
Net income	$6,398	33.4%	$4,516	28.0%	$15,858	30.4%	$10,288	22.5%

Earnings per share – Diluted	$1.38		$0.94		$3.35		$2.12

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	28

REVENUE
(Dollars in charts are shown in billions)

SEGMENT REVENUE WALKS
Q3 2018 vs. Q3 2017	YTD 2018 vs. YTD 2017

Q3 2018 vs. Q3 2017
Our Q3 2018 revenue was $19.2 billion, up $3.0 billion, or 19%, from Q3 2017. The increase in revenue was driven by strong performance across all businesses. Our data-centric businesses collectively grew 22% year over year and our PC-centric business also grew 16%.

YTD 2018 vs. YTD 2017
Our YTD 2018 revenue was $52.2 billion, up $6.5 billion, or 14% from YTD 2017. We are executing to our strategy of growing data-centric businesses, which collectively grew revenue by 21% in the first nine months of 2018 compared to the first nine months of 2017. Our PC-centric business also grew 9%.
GROSS MARGIN
(Dollars in chart are shown in billions; percentages indicate gross margin as a percentage of total revenue)

GROSS MARGIN

We derived most of our overall gross margin dollars from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q3 2018 increased by $2.3 billion compared to Q3 2017. In the first nine months of 2018, our gross margin percentage was slightly up as the gross margin increase from platform products was substantially offset by the growth from lower margin adjacent businesses, which negatively impacted our gross margin percentage but favorably impacted gross margin dollars.

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	29

(In Millions)	Gross Margin Walk
$12,360	Q3 2018 Gross Margin
2,100	Higher gross margin from platform revenue
315	Higher gross margin from adjacent businesses primarily from memory and modem
305	Higher margin primarily from sell-through of previously reserved and non-qualified platform products
(390)	Higher platform unit costs, primarily from increased mix to performance products
(34)	Other
$10,064	Q3 2017 Gross Margin

$32,510	YTD 2018 Gross Margin
4,800	Higher gross margin from platform revenue
230	Higher margin primarily from sell-through of previously reserved and non-qualified platform products
(835)	Higher platform unit cost primarily from increased mix to performance products
(5)	Other
$28,320	YTD 2017 Gross Margin

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	30

OPERATING EXPENSES
(Dollars in charts are shown in billions; percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT	MARKETING, GENERAL AND ADMINISTRATIVE
Total research and development (R&D) and marketing, general and administrative (MG&A) expenses for Q3 2018 were $5.0 billion, up 3% from Q3 2017, and were $15.3 billion for YTD 2018, flat from YTD 2017. These expenses represent 26.3% of revenue for Q3 2018 and 30.2% of revenue for Q3 2017, and 29.4% of revenue in the first nine months of 2018 and 33.7% of revenue in the first nine months of 2017.
Research and Development

Q3 2018 vs. Q3 2017
R&D increased by $219 million, or 6.8%, in Q3 2018 compared to Q3 2017, driven by the following:
+    Higher investments in data-centric businesses
+    Higher profit-dependent compensation due to an increase in net income
-    Lower expenses due to the Wind River Systems, Inc. (Wind River) divestiture

YTD 2018 vs. YTD 2017
R&D increased by $328 million, or 3.4%, in the first nine months of 2018 compared to the first nine months of 2017, driven by the following:
+    Higher investments in data-centric businesses
+    Higher investments in 10nm process technology
+    Higher profit-dependent compensation due to an increase in net income
-     Lower expenses due to the Intel Security Group (ISecG) divestiture
Marketing, General and Administrative

Q3 2018 vs. Q3 2017
MG&A decreased by $56 million, or 3.4%, in Q3 2018 compared to Q3 2017, driven by the following:
-    Lower acquisition costs due to Q3 2017 Mobileye acquisition
-    Lower expenses due to the Wind River divestiture
+    Higher profit-dependent compensation due to an increase in net income

YTD 2018 vs. YTD 2017
MG&A decreased by $380 million, or 6.8%, in the first nine months of 2018 compared to the first nine months of 2017, driven by the following:
-    Lower acquisition costs due to Q3 2017 Mobileye acquisition
-    Lower expenses due to the ISecG divestiture
-    Change to the Intel Inside program
+    Higher profit-dependent compensation due to an increase in net income

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	31

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
CCG Revenue Summary
Our revenue in Q3 2018 and in YTD 2018 increased due to strong demand in commercial and gaming market segments, and higher demand for our high-performance processors in desktop which more than offset the volume decline. Overall market conditions continued to improve in the quarter and we expect modest growth in the PC total addressable market (TAM) this year for the first time since 20111.

(In Millions)	CCG Revenue Walk
$10,234	Q3 2018 CCG Revenue
483	Higher adjacent revenue, primarily from modem products
430	Higher notebook platform volume
300	Higher desktop platform ASP
221	Higher notebook platform ASP
(60)	Other
$8,860	Q3 2017 CCG Revenue

$27,182	YTD 2018 CCG Revenue
805	Higher desktop platform ASP
755	Higher notebook platform volume
593	Higher adjacent revenue, primarily from modem products
357	Higher notebook platform ASP
(316)	Lower desktop platform volume
(60)	Other
$25,049	YTD 2017 CCG Revenue

1 Source: Intel calculated PC TAM derived from industry analyst reports and internal estimates.

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	32

Key Revenue Metrics
	Q3 2018 vs. Q3 2017		YTD 2018 vs. YTD 2017
Desktop Platform
Volume	up	1%	down	(5)%
ASP	up	10%	up	10%

Notebook Platform
Volume	up	8%	up	5%
ASP	up	4%	up	2%

Adjacent Products
Revenue	up	66%	up	31%

(In Millions)	CCG Operating Income Walk
$4,532	Q3 2018 CCG Operating Income
840	Higher gross margin from CCG platform revenue
240	Higher margin primarily from sell-through of previously reserved and non-qualified platform products
205	Higher CCG adjacent product margin, primarily from sell-through of previously non-qualified modem
(215)	Higher CCG platform unit cost primarily from increased mix to performance products
(140)	Higher period charges primarily associated with factory startup costs as we continue to ramp 10nm process technology
2	Other
$3,600	Q3 2017 CCG Operating Income

$10,557	YTD 2018 CCG Operating Income
1,540	Higher gross margin from CCG platform revenue
(505)	Higher CCG platform unit cost due to increased mix to performance products
(400)	Higher period charges primarily associated with factory startup costs and engineering samples as we continue to ramp 10nm process technology
266	Other
$9,656	YTD 2017 CCG Operating Income
DATA CENTER GROUP (DCG)
(Dollars in charts are shown in billions)
Overview
DCG develops workload-optimized platforms for compute, storage, network, and related functions, which are designed for and sold into the enterprise and government, cloud, and communications service providers market segments.

DCG REVENUE	DCG OPERATING INCOME

■ Platform	■ Adjacent

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	33

DCG Revenue Summary
Our revenue grew in Q3 2018 and in YTD 2018 due to strength from cloud and communication service provider market segments and adoption of 14nm Intel® Xeon® Scalable processors, which drove ASP up. We had heightened demand for data intensive workloads and macroeconomic momentum in cloud, improved market conditions in enterprise and government, and increased market segment share with communication service providers.

(In Millions)	DCG Revenue Walk
$6,139	Q3 2018 DCG Revenue
673	Higher DCG platform volume
525	Higher DCG platform ASP
63	Adjacent revenue
$4,878	Q3 2017 DCG Revenue

$16,922	YTD 2018 DCG Revenue
1,854	Higher DCG platform volume
1,363	Higher DCG platform ASP
223	Adjacent revenue
$13,482	YTD 2017 DCG Revenue

Markets Segment Revenue Growth[1]	Q3 2018 vs. Q3 2017		Key Revenue Metrics	Q3 2018 vs. Q3 2017		YTD 2018 vs. YTD 2017
Cloud service provider	up	50%	DCG Platform
Enterprise and government	up	1%	Volume	up	15%	up	15%
Communication service provider	up	30%	ASP	up	10%	up	10%

1 DCG platform products are sold across all three market segments.			Adjacent Products
			Revenue	up	14%	up	20%

(In Millions)	DCG Operating Income Walk
$3,082	Q3 2018 DCG Operating Income
1,120	Higher gross margin from DCG platform revenue
(145)	Higher DCG platform unit cost
(130)	Higher DCG operating expenses
(18)	Other
$2,255	Q3 2017 DCG Operating Income

$8,421	YTD 2018 DCG Operating Income
2,995	Higher gross margin from DCG platform revenue
230	Lower factory start-up costs, primarily associated with our 10nm process technology
(320)	Higher DCG platform unit cost
113	Other
$5,403	YTD 2017 DCG Operating Income

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	34

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
Revenue and Operating Income Summary

Q3 2018 vs. Q3 2017
Net revenue was $919 million, up $70 million, driven primarily by $167 million higher IOTG platform unit sales due to broad business strength. The increase in revenue was partially offset by $105 million lower adjacent revenue primarily due to our divestiture of Wind River in Q2 2018, which negatively impacted the revenue comparison by approximately $75 million. Operating income was $321 million, up $175 million, primarily driven by higher revenue.

YTD 2018 vs. YTD 2017
Net revenue was $2.6 billion, up $349 million, driven primarily by $612 million higher IOTG platform unit sales, partially offset by $219 million lower IOTG platform ASPs. Revenue grew due to strength across the retail, industrial, and other market segments. Operating income was $791 million, up $401 million driven by higher revenue and lower spending as autonomous driving investment shifted to other businesses.

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	35

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
Revenue and Operating Income Summary

Q3 2018 vs. Q3 2017
Net revenue was $1.1 billion, up $190 million, driven by $686 million higher unit sales due to strong demand in data center and the growth of component and Intel Optane technology products, offset by $497 million lower ASP due to market condition and mix of products. NSG had operating income of $160 million in Q3 2018, up $212 million, due to the continued ramp of our triple-level cell (TLC) NAND and 64-Layer product lines, which drove higher unit sales and lower unit cost more than offsetting the decline in ASP, and a total of $160 million earned government grants benefiting Q3 2018.

YTD 2018 vs. YTD 2017
Net revenue was $3.2 billion, up $569 million, driven by $1.9 billion higher unit sales due to continued demand in data center and the growth of component and Intel Optane technology products, offset by $1.4 billion lower ASP due to market condition and mix of products. Operating income was $14 million, up $305 million, as our triple-level cell (TLC) NAND and 64-Layer product lines continued to ramp, driving higher unit sales and lower unit cost, which more than offset the decline in ASP. In addition, we had a total of $160 million earned government grants benefiting Q3 2018. We now expect NSG operating income to be approximately break-even for the full year.
PROGRAMMABLE SOLUTIONS GROUP (PSG)
(Dollars in charts are shown in billions)
Overview
PSG offers programmable semiconductors, primarily field-programmable gate arrays (FPGAs) and related products for a broad range of market segments, including communications, data center, industrial, military, and automotive.

PSG REVENUE	PSG OPERATING INCOME

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	36

Revenue and Operating Income Summary

Q3 2018 vs. Q3 2017
PSG revenue was $496 million, up $27 million, driven by strength in the data center and communications market segments and growth of our advanced products (28nm, 20nm, and 14nm process technologies), which collectively grew roughly 55% in the quarter. Operating income was $106 million, down $7 million.

YTD 2018 vs. YTD 2017
PSG revenue was $1.5 billion, up $177 million, driven by strength in the data center and embedded market segments as well as last-time buys of our legacy products and growth of our advanced products. Operating income was $304 million, roughly flat year over year.
GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q3 2018	Q3 2017	YTD 2018	YTD 2017
Gains (losses) on equity investments, net	$(75)	$846	$365	$1,440
Interest and other, net	$(132)	$(57)	$225	$262
Gains (losses) on equity investments, net
We recognized ongoing mark to market net gains on our marketable equity securities of $8 million in Q3 2018 and $379 million in the first nine months of 2018, primarily related to changes in value of our interests in ASML Holding N.V. (ASML) and Cloudera, Inc. Gains and losses on equity investments, net in Q3 2018 were primarily driven by an impairment charge of $290 million to our equity method investment in Intel-Micron Flash Technologies (IMFT). We recognized $944 million of net realized gains on sales in Q3 2017 and $2.0 billion in the first nine months of 2017, primarily related to sales of a portion of our interest in ASML. The net realized gains were partially offset by $613 million of impairment charges and our share of equity method investee losses for the first nine months of 2017.
Interest and other, net
We recognized a net gain for the first nine months of 2018 primarily due to a $494 million gain on the divestiture of Wind River in Q2 2018. We recognized a net gain for the first nine months of 2017 primarily due to a $387 million gain on the divestiture of ISecG in Q2 2017.
We recognized a loss of $211 million in interest and other, net in the first nine months of 2018 as a result of satisfying conversion obligations for a portion of our $2.0 billion 3.25% junior subordinated 2039 convertible debentures.
PROVISION FOR TAXES

(Dollars in Millions)	Q3 2018	Q3 2017	YTD 2018	YTD 2017
Income before taxes	$7,142	$5,930	$17,682	$14,317
Provision for taxes	$744	$1,414	$1,824	$4,029
Effective tax rate	10.4%	23.8%	10.3%	28.1%
Our effective tax rate was 10.4% in Q3 2018 compared to 23.8% in Q3 2017. The decrease was primarily driven by the U.S. Tax Cuts and Jobs Act (Tax Reform), which reduced the U.S. statutory federal tax rate from 35.0% to 21.0%.
Our effective income tax rate was 10.3% in the first nine months of 2018 compared to 28.1% in the first nine months of 2017. Tax Reform reduced the U.S. statutory federal tax rate from 35.0% to 21.0%, which favorably impacted our effective tax rate in the first nine months of 2018 by approximately nine percentage points. Further, the Tax Reform provisions related to foreign-derived intangible income favorably impacted our effective tax rate by approximately four percentage points, and the provision related to low-taxed intangible income and the repeal of the domestic manufacturing deduction each unfavorably impacted our effective tax rate by approximately one percentage point. The decrease in the first nine months of 2018 was also driven by non-recurring items, primarily our divestiture of ISecG in the second quarter of 2017 which increased our effective tax rate in the first nine months of 2017 by approximately five percentage points and the adjustment to our provisional estimates for Tax Reform in the first nine months of 2018 which reduced our effective tax rate by approximately two percentage points.

MD&A - RESULTS OF OPERATIONS	Segment Results & Analysis	37

LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Sep 29, 2018	Dec 30, 2017
Cash and cash equivalents, short-term investments, and trading assets	$13,186	$14,002
Other long-term investments	$3,562	$3,712
Loans receivable and other	$1,404	$1,097
Reverse repurchase agreements with original maturities greater than three months	$250	$250
Total debt	$27,874	$26,813
Temporary equity	$515	$866
Debt as percentage of permanent stockholders’ equity	39.0%	38.8%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity we include investments as shown in the preceding table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of September 29, 2018, $1.7 billion of commercial paper remained outstanding.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, acquisitions, and strategic investments.

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks

	Nine Months Ended
(In Millions)	Sep 29, 2018	Sep 30, 2017
Net cash provided by operating activities	$22,532	$14,869
Net cash used for investing activities	(9,419)	(10,532)
Net cash provided by (used for) financing activities	(13,139)	(822)
Net increase (decrease) in cash and cash equivalents	$(26)	$3,515
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first nine months of 2018 compared to the first nine months of 2017, the $7.7 billion increase in cash provided by operations was primarily due to higher net income and changes in working capital, which benefited from receipts of customer deposits and prepaid supply agreements, offset by increased tax payments.

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	38

Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for the first nine months of 2018 compared to the first nine months of 2017 primarily due to lower cash paid on acquisitions. This was partially offset by increased capital expenditures and decreased proceeds from divestitures, decreased sales of equity investments (substantially all from ASML sales), and increased net purchases of available-for-sale debt investments.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was higher in the first nine months of 2018 compared to the first nine months of 2017 primarily due to decreased long-term debt issuance and increased repurchases of common stock. The cash used for financing activities was partially offset by increases in commercial paper.
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

MD&A - RESULTS OF OPERATIONS	Consolidated Results & Analysis	39

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within "Other Key Information" in our 2017 Form 10-K and our Q2 2018 Form 10-Q could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section in our 2017 Form 10-K, as updated by our Q2 2018 Form 10-Q, remains current in all material respects.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Acquisition-related adjustments
The non-GAAP financial measures disclosed by the company exclude certain business combination accounting adjustments and certain expenses related to acquisitions.
Inventory valuation adjustments: Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of inventory reflects the acquired company's cost of manufacturing plus a portion of the expected profit margin. The non-GAAP adjustments to our cost of sales exclude the expected profit margin component that is recorded under business combination accounting principles associated with our acquisition of Mobileye. We believe the adjustments are useful to investors as an additional means to reflect cost of sales and gross margin trends of our business.

OTHER KEY INFORMATION	40

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
Other acquisition-related charges: Other acquisition-related charges exclude the impact of other charges associated with the acquisition of Mobileye. These charges primarily include bankers' fees, compensation-related costs, and valuation charges for stock-based compensation incurred related to the acquisition. We believe these adjustments are useful to investors as an additional means to reflect the spending trends of our business.
Restructuring and other charges
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
Ongoing mark to market on marketable equity securities
We exclude gains and losses resulting from ongoing mark to market adjustments of our marketable equity securities when calculating certain non-GAAP measures, as we do not believe this volatility correlates to our core operational performance. Consequently, our non-GAAP earnings per share figures exclude these impacts to facilitate an evaluation of our current performance and comparisons to our past operating performance.
Tax Reform adjustment
During 2018, we made adjustments to our Tax Reform provisional tax estimates that we recorded in Q4 2017. We exclude these provisional tax adjustments when calculating certain non-GAAP measures. We believe making this adjustment facilitates a better evaluation of our current operating performance and comparisons to past operating results.
Following are the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions)	Sep 29, 2018	Sep 30, 2017
Operating income	$7,349	$5,141
Inventory valuation adjustments	—	27
Amortization of acquisition-related intangible assets	326	292
Other acquisition-related charges	—	113
Restructuring and other charges	(72)	4
Non-GAAP Operating income	$7,603	$5,577

	Three Months Ended
	Sep 29, 2018	Sep 30, 2017
Earnings per share - Diluted	$1.38	$0.94
Inventory valuation adjustments	—	0.01
Amortization of acquisition-related intangible assets	0.07	0.06
Restructuring and other charges	(0.02)	—
Other acquisition-related charges	—	0.02
Ongoing mark to market on marketable equity securities	—	—
Tax Reform	(0.02)	—
Income tax effect	(0.01)	(0.02)
Non-GAAP Earnings per share - Diluted	$1.40	$1.01

OTHER KEY INFORMATION	41

ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of September 29, 2018, we were authorized to repurchase up to $75.0 billion, of which $4.7 billion remained available.
Common stock repurchase activity under our publicly announced stock repurchase plan during the third quarter of 2018 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans (In Millions)
July 1, 2018 - July 28, 2018	19.6	$50.86	$6,228
July 29, 2018 - August 25, 2018	30.5	$49.17	$4,728
August 26, 2018 - September 29, 2018	—	$—	$4,728
Total	50.1	$49.83
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

OTHER KEY INFORMATION	42

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 14, 2018	8-K	000-06217	3.2	3/19/2018
10.1†	Intel Corporation Form of Notice of Grant - Restricted Stock Units					X
10.2†	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for time-based RSUs granted to Robert Swan as interim CEO on August 15, 2018)					X
10.3†	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for performance-based RSUs granted to Robert Swan as interim CEO on August 15, 2018)					X
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
31.1	Certification of interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32.1
Certification of the interim Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

OTHER KEY INFORMATION	43

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 27
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 28 - 37
	Liquidity and capital resources	Pages 38 - 39
	Off-balance sheet arrangements	(a)
	Contractual obligations	(b)
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 39
Item 4.	Controls and Procedures	Page 40

Part II - Other Information
Item 1.	Legal Proceedings	Pages 25 - 27
Item 1A.	Risk Factors	Page 40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 42
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 43

Signatures		Page 45

(a)	As of September 29, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

(b)	There were no material changes to our significant contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

OTHER KEY INFORMATION	44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 25, 2018	By:	/s/ ROBERT H. SWAN
Robert H. Swan
Interim Chief Executive Officer and Principal Executive Officer; Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	October 25, 2018	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

45