Form 10-Q
period 2019-03-30
INTEL CORP
filed 2019-04-26
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of March 30, 2019
Common stock, $0.001 par value	4,477 million

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, projected growth of markets relevant to our businesses, future products and the expected availability and benefits of such products, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 29, 2018, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
INTEL UNIQUE TERMS
We use specific terms throughout this document to describe our business and results. Below are key terms and how we define them:

PLATFORM PRODUCTS
A microprocessor (processor or central processing unit (CPU)) and chipset, a stand-alone System-on-Chip (SoC), or a multichip package, based on Intel® architecture. Platform products, or platforms, are primarily used in solutions sold through the Client Computing Group (CCG), Data Center Group (DCG), and Internet of Things Group (IOTG) segments.

ADJACENT PRODUCTS
All of our non-platform products, for CCG, DCG, and IOTG, such as modem, Ethernet and silicon photonics, as well as Mobileye, Non-Volatile Memory Solutions Group (NSG), and Programmable Solutions Group (PSG) products. Combined with our platform products, adjacent products form comprehensive platform solutions to meet customer needs.

PC-CENTRIC BUSINESS	Our CCG business, including both platform and adjacent products.

DATA-CENTRIC BUSINESSES	Our DCG, IOTG, Mobileye, NSG, PSG, and all other businesses.
Intel, the Intel logo, Intel Agilex, Intel Optane, Thunderbolt, Xeon and 3D XPoint are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.

1

A QUARTER IN REVIEW
Total revenue of $16.1 billion was flat year over year as our PC-centric business grew 4% and our data-centric businesses were down 5%. Compared to a year ago, data-centric revenue was down as data center market growth slowed and NAND pricing remains under pressure. Our PC-centric business was up due to an increase in platform average selling price (ASP) driven by a richer mix of higher performance products. Our continued ramp of the 10 nanometer (nm) process node and further margin compression on memory products resulted in lower gross margins and operating income, which was partially offset by executing the quarter with continued operating margin leverage. In the first three months we generated $5.0 billion of cash flow from operations and returned $3.9 billion to stockholders, including $1.4 billion in dividends and $2.5 billion in buybacks.

REVENUE	OPERATING INCOME	DILUTED EPS
■ PC-CENTRIC $B ■ DATA-CENTRIC $B	■ GAAP $B ■ NON-GAAP $B	■ GAAP ■ NON-GAAP

$16.1B	$4.2B	$4.5B	$0.87	$0.89
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
flat in comparison to Q1 2018	down $296M or 7% from Q1 2018	down $290M or 6% from Q1 2018	down $0.06 or 6% from Q1 2018	up $0.02 or 2% from Q1 2018

Growth in PC-centric, Internet of Things, and Mobileye, offset by declines in other data-centric businesses	Lower gross margin from ramp of 10nm and sustained ASP pressure on NAND, partially offset by increased spending leverage		Impact from lower gross margin driven by 10nm ramp, offset by positive spending leverage and the receipt of McAfee, Inc. dividend, as well as lower shares outstanding
BUSINESS SUMMARY

•
We have maintained an intense, company-wide focus on improving execution while accelerating innovation. We are on track with 10nm process technology and continue to expect product on shelves for the 2019 holiday season. We are increasing the velocity of our product development while also announcing new 10nm products like the 10nm-based Snow Ridge network SoC for use in 5G base stations and Intel® Agilex™, our next generation field-programmable gate array (FPGA) product family.

•
At our Data-Centric Innovation Day event, we unveiled a broad portfolio of tools and technologies that underscore our unmatched depth, scale, and ability to move, store, and process data across the most demanding workloads from the data center to the edge, including our newly-released 2nd generation Intel® Xeon® Scalable processors which connect directly to another breakthrough innovation—Intel® Optane™ DC persistent memory.

•
DCG experienced challenges as cloud customers absorb capacity purchased in 2018, inventory consumption in enterprise and government and communication service providers market segments led to a deceleration in spending, and China demand weakened. NSG declined as industry-wide pricing pressure for NAND intensified. However, demand for edge compute drove double digit revenue growth for Mobileye and IOTG (excluding the effects of the Wind River Systems, Inc. (Wind River) divestiture).

•
PC-centric growth was driven by strength in our gaming and large commercial market segments. Platform volumes declined and pricing increased as we prioritized production to server and high-performance PC market segments. We continue to invest in capacity expansion for 14nm production, improving our supply in the second half of 2019, although product mix will continue to be a challenge in the third quarter.

•
We will be exiting the 5G smartphone modem business but will continue to meet current customer commitments for our existing 4G smartphone modem product lines. 5G continues to be a strategic priority and we will continue to invest in our 5G network infrastructure business. We are assessing opportunities for 4G and 5G modems in PCs, Internet of Things and other data-centric devices.

1 See "Non-GAAP Financial Measures" within Other Key Information.

A QUARTER IN REVIEW	2

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Mar 30, 2019	Mar 31, 2018
Net revenue	$16,061	$16,066
Cost of sales	6,972	6,335
Gross margin	9,089	9,731
Research and development	3,332	3,311
Marketing, general and administrative	1,533	1,900
Amortization of acquisition-related intangibles	50	50
Operating expenses	4,915	5,261
Operating income	4,174	4,470
Gains (losses) on equity investments, net	434	643
Interest and other, net	(61)	(102)
Income before taxes	4,547	5,011
Provision for taxes	573	557
Net income	$3,974	$4,454
Earnings per share – basic	$0.88	$0.95
Earnings per share – diluted	$0.87	$0.93
Weighted average shares of common stock outstanding:
Basic	4,492	4,674
Diluted	4,564	4,790
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	3

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In Millions; Unaudited)	Mar 30, 2019	Mar 31, 2018
Net income	$3,974	$4,454
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	102	119
Actuarial valuation and other pension benefits (expenses), net	9	148
Translation adjustments and other	50	(22)
Other comprehensive income (loss)	161	245
Total comprehensive income	$4,135	$4,699
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	4

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Mar 30, 2019	Dec 29, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,154	$3,019
Short-term investments	2,698	2,788
Trading assets	6,181	5,843
Accounts receivable	6,957	6,722
Inventories	7,765	7,253
Other current assets	2,305	3,162
Total current assets	29,060	28,787
Property, plant and equipment, net of accumulated depreciation of $67,438 ($65,342 as of December 29, 2018)	50,040	48,976
Equity investments	5,254	6,042
Other long-term investments	3,465	3,388
Goodwill	24,521	24,513
Identified intangible assets, net	11,457	11,836
Other long-term assets	5,661	4,421
Total assets	$129,458	$127,963

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$2,750	$1,261
Accounts payable	4,059	3,824
Accrued compensation and benefits	1,984	3,622
Other accrued liabilities	10,118	7,919
Total current liabilities	18,911	16,626
Debt	25,737	25,098
Contract liabilities	1,775	2,049
Income taxes payable, non-current	4,781	4,897
Deferred income taxes	1,521	1,665
Other long-term liabilities	2,797	2,646
Contingencies (Note 10)
Temporary equity	275	419
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,477 issued and outstanding (4,516 issued and outstanding as of December 29, 2018)	25,346	25,365
Accumulated other comprehensive income (loss)	(813)	(974)
Retained earnings	49,128	50,172
Total stockholders’ equity	73,661	74,563
Total liabilities, temporary equity, and stockholders’ equity	$129,458	$127,963
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In Millions; Unaudited)	Mar 30, 2019	Mar 31, 2018
Cash and cash equivalents, beginning of period	$3,019	$3,433
Cash flows provided by (used for) operating activities:
Net income	3,974	4,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,229	1,806
Share-based compensation	389	433
Amortization of intangibles	396	390
(Gains) losses on equity investments, net	(274)	(643)
Changes in assets and liabilities:
Accounts receivable	(235)	102
Inventories	(512)	(96)
Accounts payable	196	73
Accrued compensation and benefits	(1,620)	(1,307)
Customer deposits and prepaid supply agreements	(228)	1,599
Income taxes	440	295
Other assets and liabilities	204	(822)
Total adjustments	985	1,830
Net cash provided by operating activities	4,959	6,284
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,321)	(2,910)
Purchases of available-for-sale debt investments	(872)	(859)
Maturities of available-for-sale debt investments	940	893
Purchases of trading assets	(1,869)	(5,398)
Maturities and sales of trading assets	1,554	3,760
Sales of equity investments	1,077	163
Other investing	(231)	(440)
Net cash used for investing activities	(2,722)	(4,791)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	1,682	2,142
Repayment of debt and debt conversion	(861)	(327)
Proceeds from sales of common stock through employee equity incentive plans	290	289
Repurchase of common stock	(2,530)	(1,914)
Payment of dividends to stockholders	(1,414)	(1,400)
Other financing	731	(162)
Net cash provided by (used for) financing activities	(2,102)	(1,372)
Net increase (decrease) in cash and cash equivalents	135	121
Cash and cash equivalents, end of period	$3,154	$3,554

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,259	$2,904
Cash paid during the period for:
Interest, net of capitalized interest	$109	$60
Income taxes, net of refunds	$125	$228
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	6

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In Millions, Except Per Share Amounts)	Shares	Amount
Three Months Ended

Balance as of December 29, 2018	4,516	$25,365	$(974)	$50,172	$74,563
Net income	—	—	—	3,974	3,974
Other comprehensive income (loss)	—	—	161	—	161
Employee equity incentive plans and other	11	372	—	—	372
Share-based compensation	—	389	—	—	389
Temporary equity reduction	—	145	—	—	145
Convertible debt	—	(592)	—	—	(592)
Repurchase of common stock	(49)	(278)	—	(2,172)	(2,450)
Restricted stock unit withholdings	(1)	(55)	—	(17)	(72)
Cash dividends declared ($0.63 per share)	—	—	—	(2,829)	(2,829)
Balance as of March 30, 2019	4,477	$25,346	$(813)	$49,128	$73,661

Balance as of December 30, 2017	4,687	$26,074	$862	$42,083	$69,019
Adjustment for change in accounting principle	—	—	(1,790)	2,424	634
Opening balance as of December 31, 2017	4,687	26,074	(928)	44,507	69,653
Net income	—	—	—	4,454	4,454
Other comprehensive income (loss)	—	—	245	—	245
Employee equity incentive plans and other	15	323	—	—	323
Share-based compensation	—	453	—	—	453
Temporary equity reduction	—	65	—	—	65
Convertible debt	—	(207)	—	—	(207)
Repurchase of common stock	(41)	(225)	—	(1,730)	(1,955)
Restricted stock unit withholdings	(1)	(53)	—	(12)	(65)
Cash dividends declared ($0.60 per share)	—	—	—	(2,801)	(2,801)
Balance as of March 31, 2018	4,660	$26,430	$(683)	$44,418	$70,165

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Stockholders' Equity	7

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 :	BASIS OF PRESENTATION
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with GAAP, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (2018 Form 10-K), except for changes associated with leases as detailed in "Note 2: Recent Accounting Standards and Accounting Policies." We have reclassified certain prior period amounts to conform to current period presentation.
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in our 2018 Form 10-K.

NOTE 2 :	RECENT ACCOUNTING STANDARDS AND ACCOUNTING POLICIES

We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements and below describe impacts from newly adopted standards, as well as material updates to our previous assessments, if any, from our 2018 Form 10-K.
ACCOUNTING STANDARDS ADOPTED
Leases
Standard/Description: This new lease accounting standard requires that we recognize leased assets and corresponding liabilities on the balance sheet and provide enhanced disclosure of lease activity.
Effective Date and Adoption Considerations: Effective in the first quarter of 2019. The standard was adopted applying the modified retrospective approach at the beginning of the period of adoption. Our leased assets and corresponding liabilities exclude non-lease components.
Effect on Financial Statements or Other Significant Matters: Within the opening balances for the fiscal year beginning December 30, 2018, we recognized leased assets and corresponding liabilities in other long-term assets of $706 million, which includes $81 million of previously recognized prepaid land use rights, as well as corresponding accrued liabilities of $180 million and other long-term liabilities of $445 million.
Accounting Policy Updates and Disclosures: We determine if an arrangement is a lease at inception, and classify it as finance or operating. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, and the non-lease components are accounted for separately and, not included in our leased assets and corresponding liabilities. Leases primarily consist of real property, and, to a lesser extent, certain machinery and equipment.
We recognized leased assets in other long-term assets of $696 million and corresponding accrued liabilities of $177 million, and other long-term liabilities of $438 million as of March 30, 2019. Our leases have remaining lease terms of 1 to 10 years, some of which may include options to extend the leases for up to 40 years. The weighted average remaining lease term was 5.2 years, and the weighted average discount rate was 3.7% as of March 30, 2019.
For the three months ended March 30, 2019, lease expense was $47 million. In accordance with the new leases standard, discounted and undiscounted lease payments under non-cancelable leases as of March 30, 2019, excluding non-lease components, are as follows:

(In Millions)	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Lease payments	$138	$160	$116	$91	$65	$106	$676
Present value of lease payments							$615

FINANCIAL STATEMENTS	Notes to Financial Statements	8

Lease expense was $231 million in 2018 ($264 million in 2017). Prior to our adoption of the new leases standard, future minimum lease payments as of December 29, 2018, which were undiscounted and included lease and non-lease components, were as follows:

(In Millions)	2019	2020	2021	2022	2023	2024 and Thereafter	Total
Minimum rental commitments under all non-cancelable leases	$229	$181	$133	$101	$70	$121	$835

NOTE 3 :	OPERATING SEGMENTS

We manage our business through the following operating segments:

•	Client Computing Group (CCG)

•	Data Center Group (DCG)

•	Internet of Things Group (IOTG)

•	Mobileye

•	Non-Volatile Memory Solutions Group (NSG)

•	Programmable Solutions Group (PSG)

•	All Other
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
CCG and DCG are our reportable operating segments. IOTG, Mobileye, NSG, and PSG do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments.
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
The Chief Operating Decision Maker (CODM), which is our Chief Executive Officer, does not evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except for these differences, the accounting policies for segment reporting are the same as for Intel as a whole.

FINANCIAL STATEMENTS	Notes to Financial Statements	9

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2019	Mar 31, 2018
Net revenue:
Client Computing Group
Platform	$7,824	$7,615
Adjacent	762	605
	8,586	8,220
Data Center Group
Platform	4,482	4,824
Adjacent	420	410
	4,902	5,234
Internet of Things Group
Platform	825	719
Adjacent	85	121
	910	840

Mobileye	209	151
Non-Volatile Memory Solutions Group	915	1,040
Programmable Solutions Group	486	498
All other	53	83
Total net revenue	$16,061	$16,066

Operating income (loss):
Client Computing Group	$3,072	$2,791
Data Center Group	1,841	2,602
Internet of Things Group	251	227
Mobileye	68	10
Non-Volatile Memory Solutions Group	(297)	(81)
Programmable Solutions Group	89	97
All other	(850)	(1,176)
Total operating income	$4,174	$4,470

Disaggregated net revenue for each period was as follows:

	Three Months Ended
(In Millions)	Mar 30, 2019	Mar 31, 2018
Platform revenue
Desktop platform	$2,886	$2,907
Notebook platform	4,926	4,689
DCG platform	4,482	4,824
Other platform[1]	837	738
	13,131	13,158

Adjacent revenue[2]	2,930	2,908
Total revenue	$16,061	$16,066

[1]	Includes our tablet, service provider, and IOTG platform revenue.

[2]	Includes all of our non-platform products for CCG, DCG, and IOTG such as modem, Ethernet, and silicon photonics, as well as Mobileye, NSG, and PSG products.

FINANCIAL STATEMENTS	Notes to Financial Statements	10

NOTE 4 :	EARNINGS PER SHARE

We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 30, 2019	Mar 31, 2018
Net income available to common stockholders	$3,974	$4,454
Weighted average shares of common stock outstanding – basic	4,492	4,674
Dilutive effect of employee equity incentive plans	53	65
Dilutive effect of convertible debt	19	51
Weighted average shares of common stock outstanding – diluted	4,564	4,790
Earnings per share – basic	$0.88	$0.95
Earnings per share – diluted	$0.87	$0.93
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
In all periods presented, securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share. In all periods presented, we included our 2009 debentures in the calculation of diluted earnings per share of common stock because the average market price was above the conversion price. We could potentially exclude the 2009 debentures in the future if the average market price is below the conversion price.

NOTE 5 :	CONTRACT LIABILITIES

(In Millions)	Mar 30, 2019	Dec 29, 2018
Prepaid supply agreements	$2,359	$2,587
Other	129	122
Total contract liabilities	$2,488	$2,709

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
The following table shows the changes in contract liability balances relating to prepaid supply agreements during the first three months of 2019:

(In Millions)
Prepaid supply agreements balance as of December 29, 2018	$2,587
Prepaids utilized	(228)
Prepaid supply agreements balance as of March 30, 2019	$2,359

FINANCIAL STATEMENTS	Notes to Financial Statements	11

NOTE 6 :	OTHER FINANCIAL STATEMENT DETAILS

INVENTORIES

(In Millions)	Mar 30, 2019	Dec 29, 2018
Raw materials	$789	$813
Work in process	4,758	4,511
Finished goods	2,218	1,929
Total inventories	$7,765	$7,253

INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2019	Mar 31, 2018
Interest income	$135	$91
Interest expense	(138)	(112)
Other, net	(58)	(81)
Total interest and other, net	$(61)	$(102)

Interest expense in the preceding table is net of $125 million of interest capitalized in the first quarter of 2019 ($113 million in the first quarter of 2018).

FINANCIAL STATEMENTS	Notes to Financial Statements	12

NOTE 7 :	INVESTMENTS

DEBT INVESTMENTS
Trading Assets
Net gains related to trading assets still held at the reporting date were $16 million in the first three months of 2019 ($175 million of net gains in the first three months of 2018). Net gains on the related derivatives were $2 million in the first three months of 2019 (net losses of $149 million in the first three months of 2018).
Available-for-Sale Debt Investments

	March 30, 2019				December 29, 2018
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$3,033	$26	$(11)	$3,048	$3,068	$2	$(28)	$3,042
Financial institution instruments	3,172	11	(5)	3,178	3,076	3	(11)	3,068
Government debt	930	2	(3)	929	1,069	1	(9)	1,061
Total available-for-sale debt investments	$7,135	$39	$(19)	$7,155	$7,213	$6	$(48)	$7,171

Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of March 30, 2019 and December 29, 2018.
The fair value of available-for-sale debt investments, by contractual maturity, as of March 30, 2019, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$3,210
Due in 1–2 years	427
Due in 2–5 years	2,934
Due after 5 years	102
Instruments not due at a single maturity date	482
Total	$7,155

EQUITY INVESTMENTS

(In Millions)	Mar 30, 2019	Dec 29, 2018
Marketable equity securities	$568	$1,440
Non-marketable equity securities	3,117	2,978
Equity method investments	1,569	1,624
Total	$5,254	$6,042

FINANCIAL STATEMENTS	Notes to Financial Statements	13

The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2019	Mar 31, 2018
Ongoing mark-to-market adjustments on marketable equity securities	$253	$606
Observable price adjustments on non-marketable equity securities	8	124
Impairments	(23)	(17)
Sale of equity investments and other¹	196	(70)
Total gains (losses) on equity investments, net	$434	$643

1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investee gains (losses), and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities during the period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2019	Mar 31, 2018
Net gains (losses) recognized during the period on equity securities	$263	$724
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(190)	(11)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$73	$713

IM Flash Technologies, LLC
IM Flash Technologies, LLC (IMFT) was formed in 2006 by Micron Technology, Inc. (Micron) and Intel to jointly develop NAND flash memory and 3D XPoint™ technology products. IMFT is an unconsolidated variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. As of March 30, 2019, we own a 49% interest in IMFT. Our portion of IMFT costs was approximately $132 million in the first three months of 2019 (approximately $83 million in the first three months of 2018).
IMFT depends on Micron and Intel for any additional cash needs to be provided in the form of cash calls or member debt financing (MDF). Extensions of MDF may be converted to a capital contribution at the lender's request, or may be repaid upon availability of funds.
In January 2019, Micron exercised its right to call our interest in IMFT. The call transaction will close between six and twelve months from the date Micron exercised the call option. We will continue to purchase product manufactured at the IMFT facility for a period of up to one year following the close date. The carrying balance of our equity method investment in IMFT as of March 30, 2019 was $1.5 billion.
ASML Holding N.V.
As of December 29, 2018, Intel owned $1.1 billion in ASML Holding N.V. (ASML). We have fully sold our equity investment in ASML.

FINANCIAL STATEMENTS	Notes to Financial Statements	14

NOTE 8 :	FAIR VALUE
For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see "Note 2: Accounting Policies" and "Note 16: Fair Value" in our 2018 Form 10-K.
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	March 30, 2019				December 29, 2018
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$124	$—	$124	$—	$262	$—	$262
Financial institution instruments¹	482	387	—	869	550	183	—	733
Reverse repurchase agreements	—	1,699	—	1,699	—	1,850	—	1,850
Short-term investments:
Corporate debt	—	1,058	—	1,058	—	937	—	937
Financial institution instruments¹	—	1,274	—	1,274	—	1,423	—	1,423
Government debt²	—	366	—	366	—	428	—	428
Trading assets:
Corporate debt	—	2,545	—	2,545	—	2,635	—	2,635
Financial institution instruments¹	45	1,227	—	1,272	67	1,273	—	1,340
Government debt²	—	2,364	—	2,364	—	1,868	—	1,868
Other current assets:
Derivative assets	—	189	—	189	—	180	—	180
Loans receivable³	—	225	—	225	—	354	—	354
Marketable equity securities	568	—	—	568	1,440	—	—	1,440
Other long-term investments:
Asset-backed securities	—	—	—	—	—	—	—	—
Corporate debt	—	1,866	—	1,866	—	1,843	—	1,843
Financial institution instruments¹	—	1,035	—	1,035	—	912	—	912
Government debt²	—	564	—	564	—	633	—	633
Other long-term assets:
Derivative assets	—	330	—	330	—	100	—	100
Loans receivable³	—	500	—	500	—	229	—	229
Total assets measured and recorded at fair value	1,095	15,753	—	16,848	2,057	15,110	—	17,167
Liabilities
Other accrued liabilities:
Derivative liabilities	—	304	—	304	—	412	—	412
Other long-term liabilities:
Derivative liabilities	—	212	13	225	—	415	68	483
Total liabilities measured and recorded at fair value	$—	$516	$13	$529	$—	$827	$68	$895

[1]
Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.

[2]	Level 1 investments consist primarily of U.S. Treasury securities. Level 2 investments consist primarily of U.S. agency notes and non-U.S. government debt.

[3]	The fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.

FINANCIAL STATEMENTS	Notes to Financial Statements	15

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
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE ON A RECURRING BASIS
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities (that have not been re-measured or impaired in the current period), equity method investments, grants receivable, loans receivable, reverse repurchase agreements, and our short-term and long-term debt.
As of March 30, 2019, the aggregate carrying value of grants receivable, loans receivable, and reverse repurchase agreements was $768 million (the aggregate carrying amount as of December 29, 2018 was $833 million). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of March 30, 2019, the fair value of short and long-term debt (excluding drafts payable) was $29.8 billion (the fair value as of December 29, 2018 was $27.1 billion). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.

NOTE 9 :	DERIVATIVE FINANCIAL INSTRUMENTS
For further information on our derivative policies, see "Note 2: Accounting Policies" in our 2018 Form 10-K.
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 30, 2019	Dec 29, 2018
Foreign currency contracts	$20,951	$19,223
Interest rate contracts	21,873	22,447
Other	1,595	1,356
Total	$44,419	$43,026
FAIR VALUE OF DERIVATIVE INSTRUMENTS

	March 30, 2019		December 29, 2018
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$62	$170	$44	$244
Interest rate contracts	306	211	84	474
Total derivatives designated as hedging instruments	368	381	128	718
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	141	121	132	155
Interest rate contracts	10	27	20	22
Total derivatives not designated as hedging instruments	151	148	152	177
Total derivatives	$519	$529	$280	$895

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	16

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	March 30, 2019
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$526	$—	$526	$(351)	$(175)	$—
Reverse repurchase agreements	1,949	—	1,949	—	(1,949)	—
Total assets	2,475	—	2,475	(351)	(2,124)	—
Liabilities:
Derivative liabilities subject to master netting arrangements	513	—	513	(351)	(141)	21
Total liabilities	$513	$—	$513	$(351)	$(141)	$21

	December 29, 2018
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$292	$—	$292	$(220)	$(72)	$—
Reverse repurchase agreements	2,099	—	2,099	—	(1,999)	100
Total assets	2,391	—	2,391	(220)	(2,071)	100
Liabilities:
Derivative liabilities subject to master netting arrangements	890	—	890	(220)	(576)	94
Total liabilities	$890	$—	$890	$(220)	$(576)	$94

We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $29 million net gains in the first three months of 2019 ($203 million net gains in the first three months of 2018). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first three months of 2019 and 2018, the amounts excluded from effectiveness testing were insignificant.

FINANCIAL STATEMENTS	Notes to Financial Statements	17

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2019	Mar 31, 2018
Interest rate contracts	$485	$(258)
Hedged items	(485)	258
Total	$—	$—

The amounts recorded on the consolidated condensed balance sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
Years Ended (In Millions)	Mar 30, 2019	Dec 29, 2018	Mar 30, 2019	Dec 29, 2018
Long-term debt	$(20,107)	$(19,622)	$(95)	$390

As of March 30, 2019 and December 29, 2018, the total notional amount of pay variable/receive fixed-interest rate swaps was $20.0 billion.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 30, 2019	Mar 31, 2018
Foreign currency contracts	Interest and other, net	$57	$(170)
Interest rate contracts	Interest and other, net	(14)	14
Other	Various	146	(31)
Total		$189	$(187)

NOTE 10 :	CONTINGENCIES
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

FINANCIAL STATEMENTS	Notes to Financial Statements	18

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
The parties agreed in principle to settle the case in late October 2018, and finalized the settlement agreement in March 2019. The settlement agreement calls for an aggregate payment by defendants of $11.7 million. Intel’s contribution to the settlement will be immaterial to its financial statements. Plaintiffs filed a motion for preliminary approval of the settlement in March 2019, which is scheduled for hearing in May 2019.

FINANCIAL STATEMENTS	Notes to Financial Statements	19

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
As of April 24, 2019, 48 consumer class action lawsuits and three securities class action lawsuits have been filed. The consumer class action plaintiffs, who purport to represent various classes of end users of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. Of the consumer class action lawsuits, 44 have been filed in the U.S., two of which have been dismissed; two have been filed in Canada; and two have been filed in Israel. In April 2018, the U.S. Judicial Panel on Multidistrict Litigation ordered the U.S. consumer class action lawsuits consolidated for pretrial proceedings in the U.S. District Court for the District of Oregon. Intel filed a motion to dismiss that consolidated action in October 2018, and a hearing on that motion was held in February 2019. In the case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In the case pending in the Superior Court of Justice of Quebec, the court entered an order in October 2018, staying that case for one year. In Israel, both consumer class action lawsuits were filed in the District Court of Haifa. The District Court denied the parties' joint request for a stay in the first case. Intel filed a motion to stay the second case, and a hearing on that motion has been scheduled for July 2019. In the securities class action litigation, the lead securities class action plaintiffs, who purport to represent classes of acquirers of Intel stock between October 27, 2017 and January 9, 2018, generally allege that Intel and certain officers violated securities laws by making statements about Intel's products that were revealed to be false or misleading by the disclosure of the security vulnerabilities. The securities class actions have been consolidated and are pending in the U.S. District Court for the Northern District of California. Defendants filed a motion to dismiss those actions in August 2018, which the court granted in March 2019. The court's order granted plaintiffs leave to amend their complaint, but in April 2019 plaintiffs notified the court that they would not re-plead or appeal. Defendants subsequently filed a motion for entry of final judgment, which is set for hearing in May 2019. Additional lawsuits and claims may be asserted on behalf of customers and shareholders seeking monetary damages or other related relief. We dispute the claims described above and intend to defend the lawsuits vigorously. Given the procedural posture and the nature of these cases, including that the proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
In addition to these lawsuits, Intel stockholders have filed seven shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints seek to recover damages from the defendants on behalf of Intel. Three of the derivative actions were filed in the U.S. District Court for the Northern District of California and were consolidated, and the other four were filed in the Superior Court of the State of California in San Mateo County and were consolidated. In August 2018, the federal court granted defendants' motion to dismiss the consolidated complaint on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The federal court granted plaintiffs leave to amend their complaint, but in September 2018, plaintiffs instead requested that the action be dismissed. The federal court ordered the case dismissed without prejudice in January 2019. In August 2018, the California Superior Court granted defendants' motion to dismiss the consolidated complaint in the action on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The state court granted plaintiffs leave to amend their complaint, and the parties stipulated that plaintiffs must file any amended complaint by February 2019, which the court subsequently extended to the end of April 2019.

FINANCIAL STATEMENTS	Notes to Financial Statements	20

MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A)
Total revenue of $16.1 billion was flat year over year as our PC-centric business grew 4% and our data-centric businesses were down 5%. Compared to a year ago, data-centric revenue was down as data center market growth slowed and NAND pricing remains under pressure. Our PC-centric business was up due to an increase in platform average selling price (ASP) driven by a richer mix of higher performance products. Our continued ramp of the 10 nanometer (nm) process node and further margin compression on memory products resulted in lower gross margins and operating income, which was partially offset by executing the quarter with continued operating margin leverage. In the first three months we generated $5.0 billion of cash flow from operations and returned $3.9 billion to stockholders, including $1.4 billion in dividends and $2.5 billion in buybacks. For key highlights of the results of our operations, see "A Quarter in Review."

	Three Months Ended
	Q1 2019		Q1 2018
(Dollars in Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$16,061	100.0%	$16,066	100.0%
Cost of sales	6,972	43.4%	6,335	39.4%
Gross margin	9,089	56.6%	9,731	60.6%
Research and development	3,332	20.7%	3,311	20.6%
Marketing, general and administrative	1,533	9.5%	1,900	11.8%
Amortization of acquisition-related intangibles	50	0.3%	50	0.3%
Operating income	4,174	26.0%	4,470	27.8%
Gains (losses) on equity investments, net	434	2.7%	643	4.0%
Interest and other, net	(61)	(0.4)%	(102)	(0.6)%
Income before taxes	4,547	28.3%	5,011	31.2%
Provision for taxes	573	3.6%	557	3.5%
Net income	$3,974	24.7%	$4,454	27.7%

Earnings per share – diluted	$0.87		$0.93

MD&A	Consolidated Results & Analysis	21

REVENUE

SEGMENT REVENUE WALK $B

Q1 2019 – Q1 2018
Our Q1 2019 revenue was $16.1 billion, flat from Q1 2018. Compared to a year ago, our data-centric businesses were collectively down 5% as demand from enterprise and government data center customers weakened and NSG ASPs declined due to the increasingly competitive NAND pricing environment. Revenue for our PC-centric business grew by 4% year over year, primarily driven by strength in our gaming and large commercial market segments.
GROSS MARGIN
We derived most of our overall gross margin dollars from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q1 2019 decreased by $642 million, or 6.6% compared to Q1 2018.

GROSS MARGIN $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$9,089	Q1 2019 Gross Margin
(530)	Higher period charges, primarily due to reserved non-qualified platform product and initial ramp of 10nm
(175)	Higher platform unit cost, primarily from increased mix of performance products
(85)	Lower margin from adjacent businesses due to lower NAND margins, offset by fewer initial production costs for modem
135	Higher gross margin from platform revenue
13	Other
$9,731	Q1 2018 Gross Margin

MD&A	Consolidated Results & Analysis	22

OPERATING EXPENSES
Total research and development (R&D) and marketing, general and administrative (MG&A) expenses for Q1 2019 were $4.9 billion, down 7% from Q1 2018. These expenses represent 30.3% of revenue for Q1 2019 and 32.4% of revenue for Q1 2018.

RESEARCH AND DEVELOPMENT $B	MARKETING, GENERAL AND ADMINISTRATIVE $B
(Percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT
Q1 2019 – Q1 2018
R&D increased by $21 million, or 0.6%, driven by the following:
+    Investments in data-centric businesses
+    Investments in process technology
-    Corporate spending efficiencies
-    Profit dependent compensation due to a decrease in net income

MARKETING, GENERAL AND ADMINISTRATIVE
Q1 2019 – Q1 2018
MG&A decreased by $367 million, or 19.3%, driven by the following:
-    Corporate spending efficiencies
-    Lack of expenses due to the Wind River Systems, Inc. (Wind River) divestiture in Q2 2018

MD&A	Consolidated Results & Analysis	23

CLIENT COMPUTING GROUP (CCG)
CCG is our largest business unit. The PC market remains a critical facet of our business, providing an important source of IP, scale, and cash flow. CCG is dedicated to delivering client computing end-user solutions, focusing on higher growth segments of 2-in-1, thin-and-light, commercial, and gaming, as well as growing adjacencies such as WiFi and Thunderbolt™. CCG is the human edge in a data-centric world. We deploy platforms that connect people to data and analytics, allowing each person to focus, create, and connect in ways that unlock their individual potential.
We will be exiting the 5G smartphone modem business, while continuing to meet current customer commitments for our existing 4G smartphone modem product lines. We are assessing opportunities for 4G and 5G modems in PCs and Internet of Things and other data-centric devices.

CCG REVENUE $B	CCG OPERATING INCOME $B

■ Platform	■ Adjacent

REVENUE SUMMARY
Our revenue in Q1 2019 grew by 4% due to share gain in our modem business and strength in the gaming and large commercial market segments, driving revenue growth from higher ASPs on a favorable mix despite a decline in volume.

	Q1 2019 vs. Q1 2018
(Dollars in Millions)%			$ Impact

Desktop platform volume	down	(8)%	$(218)
Desktop platform ASP	up	7%	197
Notebook platform volume	down	(7)%	(323)
Notebook platform ASP	up	13%	560
Adjacent products and other			150

Total change in revenue			$366

OPERATING INCOME SUMMARY
Operating income in Q1 2019 increased 10% from Q1 2018, reaching an operating margin of 36% in the first three months of 2019.

(In Millions)
$3,072	Q1 2019 CCG Operating Income
330	Higher gross margin from platform revenue
165	Lower operating expenses
160	Higher gross margin from adjacent businesses, primarily due to lack of initial production costs of modem products
(275)	Higher period charges, primarily due to reserved non-qualified platform product as we ramp 10nm
(115)	Higher platform unit cost due to increased mix to performance products
16	Other
$2,791	Q1 2018 CCG Operating Income

MD&A	Segment Results & Analysis	24

DATA CENTER GROUP (DCG)
DCG develops workload-optimized platforms for compute, storage, and network functions. Customers include cloud service providers, enterprise and government, and communications service providers. DCG is fueled by demand in key workloads like artificial intelligence (AI) and network function virtualization across key market segments.

DCG REVENUE $B	DCG OPERATING INCOME $B

■ Platform	■ Adjacent

REVENUE SUMMARY
Revenue in Q1 2019 decreased from Q1 2018 due to a decline in platform volume. Compared to Q1 2018, cloud revenue grew 5% as customers consumed the capacity put in place after significant cloud segment growth in 2018. Revenue from the enterprise and government market segment declined 21% year over year, and revenue from the communication service provider market segment was down 4% year over year. Customers in both market segments worked through inventory and China demand weakened.

	Q1 2019 vs. Q1 2018
(Dollars in Millions)	% Growth		$ Impact

Platform volume	down	(8)%	$(365)
Platform ASP	up	1%	23
Adjacent Products	up	2%	10

Total change in revenue			$(332)

OPERATING INCOME SUMMARY
Operating income in Q1 2019 decreased 29% from Q1 2018, reaching an operating margin of 38% in the first three months of 2019.

(In Millions)
$1,841	Q1 2019 DCG Operating Income
(295)	Lower gross margin from platform revenue
(235)	Higher period charges, primarily associated with the initial ramp of 10nm
(170)	Higher DCG operating expenses
(61)	Other
$2,602	Q1 2018 DCG Operating Income

MD&A	Segment Results & Analysis	25

INTERNET OF THINGS GROUP (IOTG) and MOBILEYE
IOTG develops high-performance compute for targeted verticals and embedded markets. Our customers include retailers, manufacturers, health care providers, energy companies, automakers, and governments. We facilitate our customers creating, storing, and processing data generated by connected devices to accelerate business transformations.
Mobileye is the global leader in the development of computer vision and machine learning-based sensing, data analysis, localization, mapping, and driving policy technology for advanced driver assistance systems (ADAS) and autonomous driving. Mobileye’s advanced ADAS products form the building blocks for higher levels of autonomy which is being pursued by the automotive industry. Our customers and strategic partners include major U.S. and global Tier 1 automotive system integrators.

IOTG & MOBILEYE REVENUE $B	IOTG & MOBILEYE OPERATING INCOME $B

■ IOTG Platform	■ IOTG Adjacent	■ Mobileye	■ IOTG	■ Mobileye

REVENUE AND OPERATING INCOME SUMMARY

Q1 2019 vs. Q1 2018
IOTG net revenue was $910 million, up $70 million, due to higher platform unit sales and higher ASPs from favorable core mix, partially offset by lower revenue from our divestiture of Wind River in Q2 2018, which negatively impacted the revenue comparison by approximately $74 million. After adjusting for the Wind River divestiture, IOTG revenue grew 19% year over year. Operating income was $251 million, up $24 million, primarily driven by higher platform revenue from core mix.
Mobileye recognized record revenue in the first quarter, up by $58 million due to increasing adoption of ADAS. Operating income increased by the same amount.

MD&A	Segment Results & Analysis	26

NON-VOLATILE MEMORY SOLUTIONS GROUP (NSG)
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

NSG REVENUE $B	NSG OPERATING INCOME $B

REVENUE AND OPERATING INCOME SUMMARY

Q1 2019 vs. Q1 2018
Net revenue was $915 million, down $125 million from Q1 2018, driven by $683 million lower ASP due to the increasingly competitive market pricing environment for NAND products, partially offset by $557 million higher volume due to an increase in demand for component and data center SSD products. NSG had an operating loss of $297 million in Q1 2019, up $216 million from Q1 2018. While we continued to see the ramp at Fab 68 drive cost improvements, the decline in ASP more than offset the improved unit cost, resulting in lower gross margins and higher period charges being taken against certain inventories.

MD&A	Segment Results & Analysis	27

PROGRAMMABLE SOLUTIONS GROUP (PSG)
PSG offers programmable semiconductors, primarily FPGAs and related products, for a broad range of market segments, including communications, data center, industrial, and military. PSG collaborates with the other Intel businesses to deliver FPGA acceleration in tandem with Intel microprocessors. This "better together" integration broadens the use of FPGAs and combines the benefits of both technologies to allow more flexibility for systems to operate with increased efficiency and higher performance.

PSG REVENUE $B	PSG OPERATING INCOME $B

REVENUE AND OPERATING INCOME SUMMARY

Q1 2019 vs. Q1 2018
Revenue was $486 million, down $12 million driven by a 55% decline in our cloud and enterprise segment, partially offset by strength in wireless and advanced products (28nm, 20nm, and 14nm process technologies), each with approximately 30% year over year growth. Operating income was $89 million, down $8 million.

MD&A	Segment Results & Analysis	28

GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q1 2019	Q1 2018
Gains (losses) on equity investments, net	$434	$643
Interest and other, net	$(61)	$(102)
Gains (losses) on equity investments, net
We recognized a net gain for the first three months of 2019 primarily due to mark-to-market gains of $253 million, of which a substantial majority related to our interest in ASML Holding N.V. (ASML), and dividends of $154 million from McAfee, Inc. (McAfee). We recognized a net gain for the first three months of 2018 primarily due to mark-to-market gains on our marketable securities of $606 million, of which a substantial majority related to our interest in ASML. We have fully sold our equity investment in ASML.
PROVISION FOR TAXES

(Dollars in Millions)	Q1 2019	Q1 2018
Income before taxes	$4,547	$5,011
Provision for taxes	$573	$557
Effective tax rate	12.6%	11.1%
Our effective tax rate was 12.6% in Q1 2019 compared to 11.1% in Q1 2018. The increase was primarily driven by one-time benefits that occurred in the first three months of 2018.
LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Mar 30, 2019	Dec 29, 2018
Cash and cash equivalents, short-term investments, and trading assets	$12,033	$11,650
Other long-term investments	$3,465	$3,388
Loans receivable and other	$1,690	$1,550
Reverse repurchase agreements with original maturities greater than three months	$250	$250
Total debt	$28,487	$26,359
Temporary equity	$275	$419
Debt as percentage of permanent stockholders’ equity	38.7%	35.4%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity we include investments as shown in the preceding table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of March 30, 2019, $2.2 billion of commercial paper remained outstanding.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential acquisitions, strategic investments, dividends, and common stock repurchases.

MD&A	Consolidated Results & Analysis	29

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks

	Three Months Ended
(In Millions)	Mar 30, 2019	Mar 31, 2018
Net cash provided by operating activities	$4,959	$6,284
Net cash used for investing activities	(2,722)	(4,791)
Net cash provided by (used for) financing activities	(2,102)	(1,372)
Net increase (decrease) in cash and cash equivalents	$135	$121
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first three months of 2019 compared to the first three months of 2018, the $1.3 billion decrease in cash provided by operations was primarily attributable to changes in working capital and supply agreement prepayments received in Q1 2018, which are being utilized by customers thereafter.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower for the first three months of 2019 compared to the first three months of 2018 primarily due to the change in net trading asset activity and increased sales of equity investments (substantially all from ASML sales). This was partially offset by increased capital expenditures to expand our 14nm capacity and ramp 10nm products.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was higher in the first three months of 2019 compared to the first three months of 2018 primarily due to increased repurchases of common stock and cash paid to satisfy the conversion of a portion of our convertible debt due 2039 as well as lower issuance of commercial paper.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. For discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices, and commodity prices refer to "Quantitative and Qualitative Disclosures About Market Risk" within "MD&A," in our 2018 Form 10-K.

MD&A	Consolidated Results & Analysis	30

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within "Other Key Information" in our 2018 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section in our 2018 Form 10-K remains current in all material respects.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
NON-GAAP FINANCIAL MEASURES
In addition to disclosing financial results in accordance with GAAP, this document contains references to the non-GAAP financial measures included in the table below. We believe these non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance.
Our non-GAAP operating income and diluted earnings per share reflect adjustments for one or more of the following items, as well as the related income tax effects. Income tax effects have been calculated using an appropriate tax rate for each adjustment. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated.
Amortization of acquisition-related intangible assets
Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. We record charges related to the amortization of these intangibles within both cost of sales and operating expenses in our GAAP financial statements. Amortization charges for our acquisition-related intangible assets are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. Consequently, our non-GAAP adjustments exclude these charges to facilitate an evaluation of our current operating performance and comparisons to our past operating performance.

OTHER KEY INFORMATION	31

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
Gains or losses from divestiture
We recognized a tax provision adjustment in Q1 2018 due to our divestiture of Wind River in Q2 2018. Consequently, our non-GAAP earnings per share figures exclude this impact to facilitate an evaluation of our current performance and comparisons to our past performance.
Following are the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 30, 2019	Mar 31, 2018
Operating income	$4,174	$4,470
Amortization of acquisition-related intangible assets	331	325
Non-GAAP operating income	$4,505	$4,795

Earnings per share - diluted	$0.87	$0.93
Amortization of acquisition-related intangible assets	0.07	0.07
Ongoing mark-to-market on marketable equity securities	(0.05)	(0.13)
Income tax effect	—	—
Non-GAAP earnings per share - diluted	$0.89	$0.87
ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of March 30, 2019, we were authorized to repurchase up to $90.0 billion, of which $14.9 billion remained available.
Common stock repurchase activity under our publicly announced stock repurchase program during the first quarter of 2019 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Program (In Millions)
December 30, 2018 - January 26, 2019	19.8	$47.72	$16,389
January 27, 2019 - February 23, 2019	18.6	$49.08	$15,474
February 24, 2019 - March 30, 2019	11.1	$53.36	$14,883
Total	49.5
We issue RSUs as part of our equity incentive plans. In our consolidated condensed financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase program and accordingly are not included in the common stock repurchase totals in the preceding table.

OTHER KEY INFORMATION	32

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 16, 2019	8-K	000-06217	3.2	1/17/2019
10.1†	Intel Corporation 2006 Employee Stock Purchase Plan, as amended and restated, effective January 1, 2019	10-K	000-06217	10.2	2/1/2019
10.2†	Offer Letter between Intel Corporation and Robert H. Swan, dated January 30, 2019	8-K	000-06217	10.1	1/31/2019
10.3†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for RSUs with retirement vesting terms granted to executives on or after January 30, 2019)					X
10.4†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for RSUs without retirement vesting terms granted to executives on or after January 30, 2019)					X
10.5†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for performance-based RSUs granted to grandfathered executives on or after January 30, 2019)					X
10.6†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for strategic growth performance-based RSUs granted to executives on or after February 1, 2019)					X
10.7†	Intel Corporation Form of Stock Option Grant Agreement under the 2006 Equity Incentive Plan (for strategic growth performance-based stock options granted to executives on or after February 1, 2019)					X
10.8†	Intel Corporation Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for RSUs granted to Robert Swan for interim CEO service on January 30, 2019)					X
10.9†	Intel Corporation Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for performance-based RSUs granted to Robert Swan for interim CEO service on January 30, 2019)					X
10.10†
Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for Annual Performance Bonus Plan-related performance-based RSUs granted to Robert Swan on February 1, 2019)
X
10.11†	Intel Corporation Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for RSUs granted to non-employee directors on or after January 30, 2019)					X
10.12†	Lease Agreement between Intel Corporation and Steven R. Rodgers††					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

OTHER KEY INFORMATION	33

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

††	Personally identifiable information has been redacted from this exhibit.

OTHER KEY INFORMATION	34

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 21 - 29
	Liquidity and capital resources	Pages 29 - 30
	Off-balance sheet arrangements	(a)
	Contractual obligations	(b)
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 30
Item 4.	Controls and Procedures	Page 31

Part II - Other Information
Item 1.	Legal Proceedings	Pages 18 - 20
Item 1A.	Risk Factors	Page 31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 32
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Pages 33 - 34

Signatures		Page 36

(a)	As of March 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

(b)	There were no material changes to our significant contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

OTHER KEY INFORMATION	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 25, 2019	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	April 25, 2019	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

36