Form 10-Q
period 2019-06-29
INTEL CORP
filed 2019-07-26
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 29, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	INTC	Nasdaq Global Select Market
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

Large Accelerated Filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 29, 2019, the registrant had outstanding 4,430 million shares of common stock.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, projected growth of markets relevant to our businesses, future products and technology and the expected availability and benefits of such products and technology, expected timing and impact of acquisitions, divestitures, and other significant transactions, expected completion of restructuring activities, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 29, 2018, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
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

PC-CENTRIC BUSINESS	Our CCG business, including both platform and adjacent products.

DATA-CENTRIC BUSINESSES	Our DCG, Internet of Things (IOTG and Mobileye), NSG, PSG, and all other businesses.
Intel, the Intel logo, Intel Optane, Thunderbolt, Xeon, 3D NAND and 3D XPoint are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

A QUARTER IN REVIEW
Total revenue of $16.5 billion declined year over year as our data-centric businesses were down 7%; this was partially offset by 1% growth in our PC-centric business. Data-centric revenue was down compared to a year ago as cloud customers absorbed capacity, data center total addressable market (TAM) for the quarter contracted in the enterprise and government market segment, China demand weakened, and NAND pricing remained under pressure. Our PC-centric business was up driven by average selling price (ASP) strength with richer commercial segment mix and modem growth. PC client volume declined on small core supply constraint partially offset by sales pull-ins by customers in anticipation of tariff impacts. Lower platform unit sales and further margin compression on memory products resulted in lower gross margins and operating income, which was partially offset by executing the quarter with continued operating margin leverage. In the first six months we generated $12.5 billion of cash flow from operations and returned $8.4 billion to stockholders, including $2.8 billion in dividends and $5.6 billion in buybacks.

REVENUE	OPERATING INCOME	DILUTED EPS
■ PC-CENTRIC $B ■ DATA-CENTRIC $B	■ GAAP $B ■ NON-GAAP $B	■ GAAP ■ NON-GAAP

$16.5B	$4.6B	$5.1B	$0.92	$1.06
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
down $457M or 3% from Q2 2018	down $656M or 12% from Q2 2018	down $460M or 8% from Q2 2018	down $0.13 or 12% from Q2 2018	up $0.02 or 2% from Q2 2018

Declines in data-centric businesses generally, partially offset by growth in PC-centric business and Internet of Things	Lower gross margin from decrease in platform unit sales and NAND pricing degradation, partially offset by CPU ASP strength		Impact from lower platform volume, and NAND pricing pressure, partially offset by the receipt of McAfee, Inc. dividend, as well as lower shares outstanding
BUSINESS SUMMARY

•
We have maintained an intense, company-wide focus on improving execution while accelerating innovation. We began shipping our 10 nanometer (nm)-based 10th generation Intel® Core™ processors, code-named Ice Lake. These processors feature a new core architecture and are expected to deliver increased graphics performance and artificial intelligence and new levels of integrated connectivity for thin-and-light laptops and 2-in-1s. We also shared more details about our Project Athena platform innovation program to help the PC ecosystem create advanced laptops that meet ambitious key experience indicators in performance, responsiveness, battery life, form factor, and artificial intelligence.

•
At our 2019 Investor Meeting, we shared details on our 7nm process technology and the expected performance gains resulting from a combination of technical innovations across six pillars — process and packaging, architecture, memory, interconnect, security, and software — giving insight into the design and engineering model steering our product development.

•
DCG experienced challenges as cloud customers absorbed capacity and the enterprise and government TAM declined. NSG declined as industry-wide pricing pressure for NAND intensified. However, demand for edge compute drove double digit revenue growth for Mobileye and IOTG.

•
PC-centric growth was driven by strength in our commercial market segment, as well as adjacencies led by modem. Platform volumes declined in the first half of 2019 compared to first half of 2018 as we experienced small core supply constraints. We continued to invest in capacity expansion for 14nm production, improving our supply in the second half of 2019.

•
In July, we signed an agreement to divest the majority of our smartphone modem business, including certain employees, intellectual property, equipment and leases. The transaction enables us to increase the focus of our 5G efforts on the broader opportunity to modernize network and edge infrastructure, and is expected to close in the fourth quarter of 2019. We also acquired Barefoot Networks, an emerging leader in Ethernet switch silicon and software for use in data center.

1 See "Non-GAAP Financial Measures" within Other Key Information.

A QUARTER IN REVIEW	2

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Net revenue	$16,505	$16,962	$32,566	$33,028
Cost of sales	6,627	6,543	13,599	12,878
Gross margin	9,878	10,419	18,967	20,150
Research and development	3,438	3,371	6,770	6,682
Marketing, general and administrative	1,589	1,725	3,122	3,625
Restructuring and other charges	184	—	184	—
Amortization of acquisition-related intangibles	50	50	100	100
Operating expenses	5,261	5,146	10,176	10,407
Operating income	4,617	5,273	8,791	9,743
Gains (losses) on equity investments, net	170	(203)	604	440
Interest and other, net	(63)	459	(124)	357
Income before taxes	4,724	5,529	9,271	10,540
Provision for taxes	545	523	1,118	1,080
Net income	$4,179	$5,006	$8,153	$9,460
Earnings per share – basic	$0.94	$1.08	$1.82	$2.03
Earnings per share – diluted	$0.92	$1.05	$1.79	$1.98
Weighted average shares of common stock outstanding:
Basic	4,466	4,649	4,479	4,661
Diluted	4,523	4,747	4,543	4,768
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	3

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(In Millions; Unaudited)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Net income	$4,179	$5,006	$8,153	$9,460
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	151	(293)	253	(174)
Actuarial valuation and other pension benefits (expenses), net	8	(122)	17	26
Translation adjustments and other	32	9	82	(13)
Other comprehensive income (loss)	191	(406)	352	(161)
Total comprehensive income	$4,370	$4,600	$8,505	$9,299
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	4

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Jun 29, 2019	Dec 29, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,867	$3,019
Short-term investments	2,414	2,788
Trading assets	6,663	5,843
Accounts receivable	6,233	6,722
Inventories	8,696	7,253
Other current assets	2,366	3,162
Total current assets	29,239	28,787
Property, plant and equipment, net of accumulated depreciation of $69,227 ($65,342 as of December 29, 2018)	51,377	48,976
Equity investments	4,629	6,042
Other long-term investments	3,577	3,388
Goodwill	24,583	24,513
Identified intangible assets, net	11,249	11,836
Other long-term assets	6,105	4,421
Total assets	$130,759	$127,963

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$3,726	$1,261
Accounts payable	4,682	3,824
Accrued compensation and benefits	2,554	3,622
Other accrued liabilities	8,743	7,919
Total current liabilities	19,705	16,626
Debt	25,089	25,098
Contract liabilities	1,558	2,049
Income taxes payable, non-current	4,847	4,897
Deferred income taxes	1,783	1,665
Other long-term liabilities	2,583	2,646
Contingencies (Note 12)
Temporary equity	247	419
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,430 issued and outstanding (4,516 issued and outstanding as of December 29, 2018)	25,140	25,365
Accumulated other comprehensive income (loss)	(622)	(974)
Retained earnings	50,429	50,172
Total stockholders’ equity	74,947	74,563
Total liabilities, temporary equity, and stockholders’ equity	$130,759	$127,963
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In Millions; Unaudited)	Jun 29, 2019	Jun 30, 2018
Cash and cash equivalents, beginning of period	$3,019	$3,433
Cash flows provided by (used for) operating activities:
Net income	8,153	9,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,379	3,536
Share-based compensation	859	820
Amortization of intangibles	800	782
(Gains) losses on equity investments, net	(100)	(401)
Changes in assets and liabilities:
Accounts receivable	490	369
Inventories	(1,443)	(303)
Accounts payable	431	274
Accrued compensation and benefits	(1,012)	(884)
Customer deposits and prepaid supply agreements	(444)	1,580
Income taxes	(15)	(1,133)
Other assets and liabilities	448	(403)
Total adjustments	4,393	4,237
Net cash provided by operating activities	12,546	13,697
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(6,875)	(7,440)
Purchases of available-for-sale debt investments	(1,721)	(1,578)
Maturities of available-for-sale debt investments	1,903	1,720
Purchases of trading assets	(4,498)	(6,501)
Maturities and sales of trading assets	3,808	7,691
Sales of equity investments	1,331	215
Other investing	42	(91)
Net cash used for investing activities	(6,010)	(5,984)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	996	1,991
Issuance of long-term debt, net of issuance costs	601	—
Repayment of debt and debt conversion	(1,033)	(1,169)
Proceeds from sales of common stock through employee equity incentive plans	305	320
Repurchase of common stock	(5,579)	(5,807)
Payment of dividends to stockholders	(2,828)	(2,800)
Other financing	850	(1,067)
Net cash provided by (used for) financing activities	(6,688)	(8,532)
Net increase (decrease) in cash and cash equivalents	(152)	(819)
Cash and cash equivalents, end of period	$2,867	$2,614

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,678	$2,789
Cash paid during the period for:
Interest, net of capitalized interest	$243	$209
Income taxes, net of refunds	$1,112	$2,196
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	6

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In Millions, Except Per Share Amounts)	Shares	Amount
Three Months Ended

Balance as of March 30, 2019	4,477	$25,346	$(813)	$49,128	$73,661
Net income	—	—	—	4,179	4,179
Other comprehensive income (loss)	—	—	191	—	191
Employee equity incentive plans and other	28	31	—	—	31
Share-based compensation	—	471	—	—	471
Temporary equity reduction	—	28	—	—	28
Convertible debt	—	(120)	—	—	(120)
Repurchase of common stock	(67)	(381)	—	(2,764)	(3,145)
Restricted stock unit withholdings	(7)	(235)	—	(114)	(349)
Balance as of June 29, 2019	4,430	$25,140	$(622)	$50,429	$74,947

Balance as of March 31, 2018	4,660	$26,430	$(683)	$44,418	$70,165
Net income	—	—	—	5,006	5,006
Other comprehensive income (loss)	—	—	(406)	—	(406)
Employee equity incentive plans and other¹	31	110	—	—	110
Share-based compensation	—	372	—	—	372
Temporary equity reduction	—	147	—	—	147
Convertible debt	—	(563)	—	—	(563)
Non-controlling interest	—	(375)	—	—	(375)
Repurchase of common stock	(76)	(424)	—	(3,589)	(4,013)
Restricted stock unit withholdings	(8)	(227)	—	(169)	(396)
Balance as of June 30, 2018	4,607	$25,470	$(1,089)	$45,666	$70,047

Six Months Ended

Balance as of December 29, 2018	4,516	$25,365	$(974)	$50,172	$74,563
Net income	—	—	—	8,153	8,153
Other comprehensive income (loss)	—	—	352	—	352
Employee equity incentive plans and other	39	403	—	—	403
Share-based compensation	—	860	—	—	860
Temporary equity reduction	—	173	—	—	173
Convertible debt	—	(712)	—	—	(712)
Repurchase of common stock	(117)	(659)	—	(4,936)	(5,595)
Restricted stock unit withholdings	(8)	(290)	—	(131)	(421)
Cash dividends declared ($0.63 per share)	—	—	—	(2,829)	(2,829)
Balance as of June 29, 2019	4,430	$25,140	$(622)	$50,429	$74,947

Balance as of December 30, 2017	4,687	$26,074	$862	$42,083	$69,019
Adjustment for change in accounting principle	—	—	(1,790)	2,424	634
Opening balance as of December 31, 2017	4,687	26,074	(928)	44,507	69,653
Net income	—	—	—	9,460	9,460
Other comprehensive income (loss)	—	—	(161)	—	(161)
Employee equity incentive plans and other¹	46	433	—	—	433
Share-based compensation	—	825	—	—	825
Temporary equity reduction	—	212	—	—	212
Convertible debt	—	(770)	—	—	(770)
Non-controlling interest	—	(375)	—	—	(375)
Repurchase of common stock	(117)	(649)	—	(5,319)	(5,968)
Restricted stock unit withholdings	(9)	(280)	—	(181)	(461)
Cash dividends declared ($0.60 per share)	—	—	—	(2,801)	(2,801)
Balance as of June 30, 2018	4,607	$25,470	$(1,089)	$45,666	$70,047

[1]	Includes approximately $375 million of non-controlling interest activity due to our acquisition of Mobileye in 2017, which was eliminated in 2018 due to the purchase of remaining shares.
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Stockholders' Equity	7

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 :	BASIS OF PRESENTATION
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
Accounting Policy Updates and Disclosures: We determine if an arrangement is a lease at inception, and classify it as finance or operating. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, and the non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. Leases primarily consist of real property, and, to a lesser extent, certain machinery and equipment.
We recognized leased assets in other long-term assets of $684 million and corresponding accrued liabilities of $178 million, and other long-term liabilities of $426 million as of June 29, 2019. Our leases have remaining lease terms of 1 to 9 years, some of which may include options to extend the leases for up to 39 years. The weighted average remaining lease term was 5.0 years, and the weighted average discount rate was 3.6% as of June 29, 2019.
For the six months ended June 29, 2019, lease expense was $94 million. In accordance with the new leases standard, discounted and undiscounted lease payments under non-cancelable leases as of June 29, 2019, excluding non-lease components, are as follows:

(In Millions)	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Lease payments	$93	$173	$122	$96	$70	$107	$661
Present value of lease payments							$604

FINANCIAL STATEMENTS	Notes to Financial Statements	8

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
CCG and DCG are our reportable operating segments. IOTG, Mobileye, NSG, and PSG do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. Our Internet of Things portfolio, presented as Internet of Things, is comprised of IOTG and Mobileye operating segments.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	9

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Net revenue:
Client Computing Group
Platform	$7,925	$8,065	$15,749	$15,680
Adjacent	916	663	1,678	1,268
	8,841	8,728	17,427	16,948
Data Center Group
Platform	4,553	5,100	9,035	9,924
Adjacent	430	449	850	859
	4,983	5,549	9,885	10,783
Internet of Things
IOTG	986	880	1,896	1,720
Mobileye	201	173	410	324
	1,187	1,053	2,306	2,044

Non-Volatile Memory Solutions Group	940	1,079	1,855	2,119
Programmable Solutions Group	489	517	975	1,015
All other	65	36	118	119
Total net revenue	$16,505	$16,962	$32,566	$33,028

Operating income (loss):
Client Computing Group	$3,737	$3,234	$6,809	$6,025
Data Center Group	1,800	2,737	3,641	5,339

Internet of Things
IOTG	294	243	545	470
Mobileye	53	44	121	54
	347	287	666	524

Non-Volatile Memory Solutions Group	(284)	(65)	(581)	(146)
Programmable Solutions Group	52	101	141	198
All other	(1,035)	(1,021)	(1,885)	(2,197)
Total operating income	$4,617	$5,273	$8,791	$9,743

FINANCIAL STATEMENTS	Notes to Financial Statements	10

Disaggregated net revenue for each period was as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Platform revenue
Desktop platform	$2,767	$2,954	$5,653	$5,861
Notebook platform	5,136	5,086	10,063	9,775
DCG platform	4,553	5,100	9,035	9,924
IOTG platform	891	745	1,716	1,464
Other platform[1]	22	25	33	44
	13,369	13,910	26,500	27,068

Adjacent revenue[2]	3,136	3,052	6,066	5,960
Total revenue	$16,505	$16,962	$32,566	$33,028

[1]	Includes our tablet and service provider revenue.

[2]	Includes all of our non-platform products for CCG, DCG, and IOTG such as modem, Ethernet, and silicon photonics, as well as Mobileye, NSG, and PSG products.
Planned divestiture of smartphone modem business
On July 25, 2019, we signed a definitive agreement to sell the majority of our smartphone modem business. We will continue to meet current customer commitments for our existing 4G smartphone modem product line. We expect to close the transaction, which will include certain employees, intellectual property, equipment and leases, in the fourth quarter of 2019. We expect to record a gain on divestiture of approximately $500 million, net of tax.

NOTE 4 :	EARNINGS PER SHARE

We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Net income available to common stockholders	$4,179	$5,006	$8,153	$9,460
Weighted average shares of common stock outstanding – basic	4,466	4,649	4,479	4,661
Dilutive effect of employee equity incentive plans	40	52	46	59
Dilutive effect of convertible debt	17	46	18	48
Weighted average shares of common stock outstanding – diluted	4,523	4,747	4,543	4,768
Earnings per share – basic	$0.94	$1.08	$1.82	$2.03
Earnings per share – diluted	$0.92	$1.05	$1.79	$1.98
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

FINANCIAL STATEMENTS	Notes to Financial Statements	11

NOTE 5 :	CONTRACT LIABILITIES

(In Millions)	Jun 29, 2019	Dec 29, 2018
Prepaid supply agreements	$2,143	$2,587
Other	162	122
Total contract liabilities	$2,305	$2,709

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
The following table shows the changes in contract liability balances relating to prepaid supply agreements during the first six months of 2019:

(In Millions)
Prepaid supply agreements balance as of December 29, 2018	$2,587
Prepaids utilized	(444)
Prepaid supply agreements balance as of June 29, 2019	$2,143

NOTE 6 :	OTHER FINANCIAL STATEMENT DETAILS

INVENTORIES

(In Millions)	Jun 29, 2019	Dec 29, 2018
Raw materials	$808	$813
Work in process	5,612	4,511
Finished goods	2,276	1,929
Total inventories	$8,696	$7,253

INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Interest income	$125	$108	$260	$199
Interest expense	(135)	(116)	(273)	(228)
Other, net	(53)	467	(111)	386
Total interest and other, net	$(63)	$459	$(124)	$357

Interest expense in the preceding table is net of $120 million of interest capitalized in the second quarter of 2019 and $245 million in the first six months of 2019 ($126 million in the second quarter of 2018 and $239 million in the first six months of 2018). In the second quarter of 2018, we completed the divestiture of Wind River, and recognized a pre-tax gain of $494 million.

NOTE 7 :	RESTRUCTURING AND OTHER CHARGES
A restructuring program was approved in the second quarter of 2019 to align our workforce with the planned exit of the smartphone modem business. We expect these actions to be substantially complete by end of 2019.

FINANCIAL STATEMENTS	Notes to Financial Statements	12

Restructuring and other charges by type for the 2019 Restructuring Program for the period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Employee severance and benefit arrangements	$168	$—	$168	$—
Asset impairment and other charges	16	—	16	—
Total restructuring and other charges	$184	$—	$184	$—

NOTE 8 :	INVESTMENTS

DEBT INVESTMENTS
Trading Assets
Net gains related to trading assets still held at the reporting date were $99 million in the second quarter of 2019 and $117 million in the first six months of 2019 ($326 million of net losses in the second quarter of 2018 and $214 million in the first six months of 2018). Net losses on the related derivatives were $102 million in the second quarter of 2019 and $104 million in the first six months of 2019 (net gains of $316 million in the second quarter of 2018 and $221 million in the first six months of 2018).
Available-for-Sale Debt Investments

	June 29, 2019				December 29, 2018
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$3,160	$45	$(4)	$3,201	$3,068	$2	$(28)	$3,042
Financial institution instruments	3,034	18	(1)	3,051	3,076	3	(11)	3,068
Government debt	903	6	—	909	1,069	1	(9)	1,061
Total available-for-sale debt investments	$7,097	$69	$(5)	$7,161	$7,213	$6	$(48)	$7,171

Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of June 29, 2019 and December 29, 2018.
The fair value of available-for-sale debt investments, by contractual maturity, as of June 29, 2019, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$3,174
Due in 1–2 years	733
Due in 2–5 years	2,722
Due after 5 years	122
Instruments not due at a single maturity date	410
Total	$7,161

EQUITY INVESTMENTS

(In Millions)	Jun 29, 2019	Dec 29, 2018
Marketable equity securities	$197	$1,440
Non-marketable equity securities	3,134	2,978
Equity method investments	1,298	1,624
Total	$4,629	$6,042

FINANCIAL STATEMENTS	Notes to Financial Statements	13

The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Ongoing mark-to-market adjustments on marketable equity securities	$(179)	$(235)	$74	$371
Observable price adjustments on non-marketable equity securities	8	24	16	148
Impairments	(39)	(26)	(62)	(43)
Sale of equity investments and other¹	380	34	576	(36)
Total gains (losses) on equity investments, net	$170	$(203)	$604	$440

1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investee gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities during the period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Net gains (losses) recognized during the period on equity securities	$(178)	$(133)	$84	$592
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(33)	(11)	(258)	(49)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(211)	$(144)	$(174)	$543

IM Flash Technologies, LLC
IM Flash Technologies, LLC (IMFT) was formed in 2006 by Micron Technology, Inc. (Micron) and Intel to jointly develop NAND flash memory and 3D XPoint™ technology products. IMFT is an unconsolidated variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. As of June 29, 2019, we own a 49% interest in IMFT. Our portion of IMFT costs was approximately $224 million in the second quarter of 2019 and approximately $356 million in the first six months of 2019 (approximately $144 million in the second quarter of 2018 and $227 million in the first six months of 2018).
IMFT depends on Micron and Intel for any additional cash needs to be provided in the form of cash calls or member debt financing (MDF). Extensions of MDF may be converted to a capital contribution at the lender's request, or may be repaid upon availability of funds. During the first six months of 2019, IMFT repaid $316 million of MDF to Intel. The carrying balance of our equity method investment in IMFT as of June 29, 2019 is $1.3 billion.
In January 2019, Micron exercised its right to call our interest in IMFT. The sale of our non-controlling interest in IMFT to Micron is expected to close on October 31, 2019. We will continue to purchase product manufactured at the IMFT facility for a period of up to one year following the close date.
ASML Holding N.V.
As of December 29, 2018, Intel owned $1.1 billion in ASML Holding N.V. (ASML). We have fully sold our equity investment in ASML.

NOTE 9 :	BORROWINGS
During the first six months of 2019, we received proceeds of $601 million in aggregate from the sale of bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (the Arizona bonds) and the State of Oregon Business Development Commission (the Oregon bonds). The bonds are our unsecured general obligations in accordance with loan agreements we entered into with the Industrial Development Authority of the City of Chandler, Arizona and the State of Oregon Business Development Commission. The bonds mature in 2049 and carry an interest rate of 5.0%. The Arizona bonds and the Oregon bonds are subject to mandatory tender in June 2024 and March 2022, respectively, at which time we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until another fixed-rate period is selected or until their final maturity date.

FINANCIAL STATEMENTS	Notes to Financial Statements	14

NOTE 10 :	FAIR VALUE
For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see "Note 2: Accounting Policies" and "Note 16: Fair Value" in our 2018 Form 10-K.
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	June 29, 2019				December 29, 2018
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$417	$—	$417	$—	$262	$—	$262
Financial institution instruments¹	410	343	—	753	550	183	—	733
Reverse repurchase agreements	—	1,300	—	1,300	—	1,850	—	1,850
Short-term investments:
Corporate debt	—	810	—	810	—	937	—	937
Financial institution instruments¹	—	1,324	—	1,324	—	1,423	—	1,423
Government debt²	—	280	—	280	—	428	—	428
Trading assets:
Corporate debt	—	2,755	—	2,755	—	2,635	—	2,635
Financial institution instruments¹	54	1,470	—	1,524	67	1,273	—	1,340
Government debt²	—	2,384	—	2,384	—	1,868	—	1,868
Other current assets:
Derivative assets	29	225	—	254	—	180	—	180
Loans receivable³	—	57	—	57	—	354	—	354
Marketable equity securities	197	—	—	197	1,440	—	—	1,440
Other long-term investments:
Corporate debt	—	1,974	—	1,974	—	1,843	—	1,843
Financial institution instruments¹	—	974	—	974	—	912	—	912
Government debt²	—	629	—	629	—	633	—	633
Other long-term assets:
Derivative assets	—	689	—	689	—	100	—	100
Loans receivable³	—	507	—	507	—	229	—	229
Total assets measured and recorded at fair value	690	16,138	—	16,828	2,057	15,110	—	17,167
Liabilities
Other accrued liabilities:
Derivative liabilities	—	303	—	303	—	412	—	412
Other long-term liabilities:
Derivative liabilities	—	15	18	33	—	415	68	483
Total liabilities measured and recorded at fair value	$—	$318	$18	$336	$—	$827	$68	$895

[1]
Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.

[2]	Level 2 investments consist primarily of U.S. agency notes and non-U.S. government debt.

[3]	The fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.

FINANCIAL STATEMENTS	Notes to Financial Statements	15

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
As of June 29, 2019, the aggregate carrying value of grants receivable, loans receivable, and reverse repurchase agreements was $1.1 billion (the aggregate carrying amount as of December 29, 2018 was $833 million). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of June 29, 2019, the fair value of short and long-term debt (excluding drafts payable) was $30.0 billion (the fair value as of December 29, 2018 was $27.1 billion). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.

NOTE 11 :	DERIVATIVE FINANCIAL INSTRUMENTS
For further information on our derivative policies, see "Note 2: Accounting Policies" in our 2018 Form 10-K.
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jun 29, 2019	Dec 29, 2018
Foreign currency contracts	$23,293	$19,223
Interest rate contracts	22,292	22,447
Other	1,633	1,356
Total	$47,218	$43,026
FAIR VALUE OF DERIVATIVE INSTRUMENTS

	June 29, 2019		December 29, 2018
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$106	$90	$44	$244
Interest rate contracts	669	20	84	474
Total derivatives designated as hedging instruments	775	110	128	718
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	134	170	132	155
Interest rate contracts	5	52	20	22
Equity Contracts	29	4	—	—
Total derivatives not designated as hedging instruments	168	226	152	177
Total derivatives	$943	$336	$280	$895

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	16

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	June 29, 2019
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$937	$—	$937	$(258)	$(679)	$—
Reverse repurchase agreements	1,650	—	1,650	—	(1,650)	—
Total assets	2,587	—	2,587	(258)	(2,329)	—
Liabilities:
Derivative liabilities subject to master netting arrangements	325	—	325	(258)	(62)	5
Total liabilities	$325	$—	$325	$(258)	$(62)	$5

	December 29, 2018
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$292	$—	$292	$(220)	$(72)	$—
Reverse repurchase agreements	2,099	—	2,099	—	(1,999)	100
Total assets	2,391	—	2,391	(220)	(2,071)	100
Liabilities:
Derivative liabilities subject to master netting arrangements	890	—	890	(220)	(576)	94
Total liabilities	$890	$—	$890	$(220)	$(576)	$94

We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $122 million net gains in the second quarter of 2019 and $151 million net gains in the first six months of 2019 ($339 million net losses in the second quarter of 2018 and $134 million net losses in the first six months of 2018). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first six months of 2019 and 2018, the amounts excluded from effectiveness testing were insignificant.

FINANCIAL STATEMENTS	Notes to Financial Statements	17

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Interest rate contracts	$554	$(113)	$1,039	$(371)
Hedged items	(554)	113	(1,039)	371
Total	$—	$—	$—	$—

The amounts recorded on the consolidated condensed balance sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
Years Ended (In Millions)	Jun 29, 2019	Dec 29, 2018	Jun 29, 2019	Dec 29, 2018
Long-term debt	$(20,661)	$(19,622)	$(649)	$390

As of June 29, 2019 and December 29, 2018, the total notional amount of pay variable/receive fixed-interest rate swaps was $20.0 billion.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Foreign currency contracts	Interest and other, net	$(20)	$438	$37	$268
Interest rate contracts	Interest and other, net	(25)	6	(39)	20
Other	Various	35	27	181	(4)
Total		$(10)	$471	$179	$284

NOTE 12 :	CONTINGENCIES
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
The parties agreed in principle to settle the case in late October 2018, and finalized the settlement agreement in March 2019. The settlement agreement calls for an aggregate payment by defendants of $12 million. Intel’s contribution to the settlement will be immaterial to its financial statements. In May 2019, the court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled a final approval hearing for October 2019.

FINANCIAL STATEMENTS	Notes to Financial Statements	19

Litigation Related to Security Vulnerabilities
In June 2017, a Google research team notified us and other companies that it had identified security vulnerabilities (now commonly referred to as “Spectre” and “Meltdown”) that affect many types of microprocessors, including our products. As is standard when findings like these are presented, we worked together with other companies in the industry to verify the research and develop and validate software and firmware updates for impacted technologies. On January 3, 2018, information on the security vulnerabilities was publicly reported, before software and firmware updates to address the vulnerabilities were made widely available. Numerous lawsuits have been filed against Intel and, in certain cases, our current and former executives and directors, in U.S. federal and state courts and in certain courts in other countries relating to the Spectre and Meltdown security vulnerabilities, as well as another variant of these vulnerabilities (“Foreshadow”) that has since been identified.
As of July 24, 2019, 48 consumer class action lawsuits and three securities class action lawsuits have been filed. The securities class actions, which were consolidated, were dismissed with prejudice in April 2019. The consumer class action plaintiffs, who purport to represent various classes of end users of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. Of the consumer class action lawsuits, 44 have been filed in the U.S., two of which have been dismissed; two have been filed in Canada; and two have been filed in Israel. In April 2018, the U.S. Judicial Panel on Multidistrict Litigation ordered the U.S. consumer class action lawsuits consolidated for pretrial proceedings in the U.S. District Court for the District of Oregon. Intel filed a motion to dismiss that consolidated action in October 2018, and a hearing on that motion was held in February 2019. In the case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In the case pending in the Superior Court of Justice of Quebec, the court entered an order in October 2018, staying that case for one year. In Israel, both consumer class action lawsuits were filed in the District Court of Haifa. In the first case, the District Court denied the parties' joint motion to stay filed in January 2019, but to date has deferred Intel’s deadline to respond to the complaint in view of Intel’s pending motion to dismiss in the consolidated class action in the U.S. Intel filed a motion to stay the second case pending resolution of the consolidated class action in the U.S., and a hearing on that motion has been rescheduled for September 2019. In the securities class action litigation, the lead securities class action plaintiffs, who purported to represent classes of acquirers of Intel stock between October 27, 2017 and January 9, 2018, generally alleged that Intel and certain officers violated securities laws by making statements about Intel's products that were revealed to be false or misleading by the disclosure of the security vulnerabilities. The securities class actions were consolidated and were pending in the U.S. District Court for the Northern District of California. Defendants filed a motion to dismiss those actions in August 2018, which the court granted in March 2019. The court's order granted plaintiffs leave to amend their complaint, but the case was dismissed with prejudice in April 2019 after plaintiffs elected not to re-plead. Plaintiffs did not appeal. Additional lawsuits and claims may be asserted on behalf of customers and shareholders seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
In addition to these lawsuits, Intel stockholders have filed seven shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints seek to recover damages from the defendants on behalf of Intel. Three of the derivative actions were filed in the U.S. District Court for the Northern District of California and were consolidated, and the other four were filed in the Superior Court of the State of California in San Mateo County and were consolidated. In August 2018, the federal court granted defendants' motion to dismiss the consolidated complaint on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The federal court granted plaintiffs leave to amend their complaint, but in September 2018, plaintiffs instead requested that the action be dismissed. The federal court ordered the case dismissed without prejudice in January 2019. In August 2018, the California Superior Court granted defendants' motion to dismiss the consolidated complaint in the action on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. Plaintiffs filed an amended complaint in April 2019, which defendants moved to dismiss on the same grounds. A hearing on the motion is scheduled for July 2019.

FINANCIAL STATEMENTS	Notes to Financial Statements	20

MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A)
Total revenue of $16.5 billion declined year over year as our data-centric businesses were down 7%; this was partially offset by 1% growth in our PC-centric business. Data-centric revenue was down compared to a year ago as cloud customers absorbed capacity, data center total addressable market (TAM) for the quarter contracted in the enterprise and government market segment, China demand weakened, and NAND pricing remained under pressure. Our PC-centric business was up driven by average selling price (ASP) strength with richer commercial segment mix and modem growth. PC client volume declined on small core supply constraint partially offset by sales pull-ins by customers in anticipation of tariff impacts. Lower platform unit sales and further margin compression on memory products resulted in lower gross margins and operating income, which was partially offset by executing the quarter with continued operating margin leverage. In the first six months we generated $12.5 billion of cash flow from operations and returned $8.4 billion to stockholders, including $2.8 billion in dividends and $5.6 billion in buybacks. For key highlights of the results of our operations, see "A Quarter in Review."

	Three Months Ended				Six Months Ended
	Q2 2019		Q2 2018		YTD 2019		YTD 2018
(Dollars in Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$16,505	100.0%	$16,962	100.0%	$32,566	100.0%	$33,028	100.0%
Cost of sales	6,627	40.2%	6,543	38.6%	13,599	41.8%	12,878	39.0%
Gross margin	9,878	59.8%	10,419	61.4%	18,967	58.2%	20,150	61.0%
Research and development	3,438	20.8%	3,371	19.9%	6,770	20.8%	6,682	20.2%
Marketing, general and administrative	1,589	9.6%	1,725	10.2%	3,122	9.6%	3,625	11.0%
Restructuring and other charges	184	1.1%	—	—%	184	0.6%	—	—%
Amortization of acquisition-related intangibles	50	0.3%	50	0.3%	100	0.3%	100	0.3%
Operating income	4,617	28.0%	5,273	31.1%	8,791	27.0%	9,743	29.5%
Gains (losses) on equity investments, net	170	1.0%	(203)	(1.2)%	604	1.9%	440	1.3%
Interest and other, net	(63)	(0.4)%	459	2.7%	(124)	(0.4)%	357	1.1%
Income before taxes	4,724	28.6%	5,529	32.6%	9,271	28.5%	10,540	31.9%
Provision for taxes	545	3.3%	523	3.1%	1,118	3.4%	1,080	3.3%
Net income	$4,179	25.3%	$5,006	29.5%	$8,153	25.0%	$9,460	28.6%

Earnings per share – diluted	$0.92		$1.05		$1.79		$1.98

MD&A	Consolidated Results & Analysis	21

REVENUE

SEGMENT REVENUE WALKS $B
Q2 2019 vs. Q2 2018	YTD 2019 vs. YTD 2018

Q2 2019 vs. Q2 2018
Our Q2 2019 revenue was $16.5 billion, down 3% from Q2 2018. The decrease in revenue was driven by our data-centric businesses, which were collectively down 7% as demand from enterprise and government data center customers weakened and NSG ASPs declined due to lower NAND market pricing. Revenue for our PC-centric business grew by 1% year over year, primarily driven by ASP strength in our commercial market segment, despite a decline in unit sales.
YTD 2019 vs. YTD 2018
Our YTD 2019 revenue was $32.6 billion, down $462 million, or 1% from YTD 2018. Our data-centric businesses were collectively down 6% as demand from enterprise and government data center customers weakened and NSG ASPs declined due to lower NAND market pricing. Revenue for our PC-centric business was up 3% in the first half of 2019 compared to the first half of 2018.

MD&A	Consolidated Results & Analysis	22

GROSS MARGIN
We derived most of our overall gross margin dollars from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q2 2019 decreased by $541 million, or 5.2% compared to Q2 2018.

GROSS MARGIN $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$9,878	Q2 2019 Gross Margin
(370)	Lower gross margin from platform revenue
(310)	Lower gross margin from adjacent businesses primarily due to lower margins on NAND, modem, and PSG
145	Lower period charges primarily due to lower factory start-up costs associated with our 10nm products
(6)	Other
$10,419	Q2 2018 Gross Margin

$18,967	YTD 2019 Gross Margin
(385)	Higher period charges primarily due to reserved non-qualified 10nm platform product in Q1 2019, offset by lower factory start-up costs associated with our 10nm products
(355)	Lower gross margin from adjacent businesses due to lower NAND margins
(230)	Lower gross margin from platform revenue
(195)	Higher platform unit cost primarily from increased mix of performance products
(18)	Other
$20,150	YTD 2018 Gross Margin

MD&A	Consolidated Results & Analysis	23

OPERATING EXPENSES
Total research and development (R&D) and marketing, general and administrative (MG&A) expenses for Q2 2019 were $5.0 billion, down 1% from Q2 2018, and were $9.9 billion for YTD 2019, down 4% from YTD 2018. These expenses represent 30.5% of revenue for Q2 2019 and 30.0% of revenue for Q2 2018, and 30.4% of revenue in the first six months of 2019 and 31.2% of revenue in the first six months of 2018.

RESEARCH AND DEVELOPMENT $B	MARKETING, GENERAL AND ADMINISTRATIVE $B
(Percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT
Q2 2019 – Q2 2018
R&D increased by $67 million, or 2.0%, driven by the following:
+    Investments in data-centric businesses
+    Investments in process technology
-    Profit dependent compensation due to a decrease in net income
-    Ramp down of 5G smartphone modem business
YTD 2019 – YTD 2018
R&D increased by $88 million, or 1.3%, driven by the following:
+    Investments in data-centric businesses
+    Investments in process technology
-    Corporate spending efficiencies
-    Profit dependent compensation due to a decrease in net income
-    Ramp down of 5G smartphone modem business

MARKETING, GENERAL AND ADMINISTRATIVE
Q2 2019 – Q2 2018
MG&A decreased by $136 million, or 7.9%, driven by the following:
-    Corporate spending efficiencies
-    Profit dependent compensation due to a decrease in net income
-    Lack of expenses due to the Wind River Systems, Inc. (Wind River) divestiture in Q2 2018
YTD 2019 – YTD 2018
MG&A decreased by $503 million, or 13.9%, driven by the following:
-    Corporate spending efficiencies
-    Profit dependent compensation due to a decrease in net income
-    Lack of expenses due to the Wind River divestiture in Q2 2018

MD&A	Consolidated Results & Analysis	24

CLIENT COMPUTING GROUP (CCG)
CCG is our largest business unit. The PC market remains a critical facet of our business, providing an important source of IP, scale, and cash flow. CCG is dedicated to delivering client computing end-user solutions, focusing on higher growth segments of 2-in-1, thin-and-light, commercial, and gaming, as well as growing adjacencies such as WiFi and Thunderbolt™ technology. CCG is the human edge in a data-centric world. We deploy platforms that connect people to data and analytics, allowing each person to focus, create, and connect in ways that unlock their individual potential.
We will be exiting the 5G smartphone modem business, while continuing to meet current customer commitments for our existing 4G smartphone modem product lines. We are assessing opportunities for 4G and 5G modems in PCs, as well as Internet of Things and other data-centric devices.

CCG REVENUE $B	CCG OPERATING INCOME $B

■ Platform	■ Adjacent

REVENUE SUMMARY
Our revenue in Q2 2019 was up 1% compared to Q2 2018, and YTD 2019 up 3% compared to YTD 2018. Revenue increased year over year and year to date driven by ASP strength with richer commercial segment mix, modem growth, and tariff pull-ins, offset by platform volume decline as we experienced small core supply constraints.

	Q2 2019 vs. Q2 2018			YTD 2019 vs. YTD 2018
(Dollars in Millions)%			$ Impact	%		$ Impact

Desktop platform volume	down	(11)%	$(308)	down	(9)%	$(525)
Desktop platform ASP	up	5%	121	up	6%	317
Notebook platform volume	down	(2)%	(109)	down	(4)%	(432)
Notebook platform ASP	up	3%	160	up	8%	720
Adjacent products and other			249			399

Total change in revenue			$113			$479

OPERATING INCOME SUMMARY
Operating income in Q2 2019 increased 16% from Q2 2018, with an operating margin of 42%. Operating income YTD 2019 increased 13% from YTD 2018, with an operating margin of 39%.

MD&A	Segment Results & Analysis	25

(In Millions)
$3,737	Q2 2019 CCG Operating Income
400	Lower period charges primarily due to lower factory start-up costs associated with our 10nm process technology
120	Lower operating expenses partially driven by lower investment in modem
(17)	Other
$3,234	Q2 2018 CCG Operating Income

$6,809	YTD 2019 CCG Operating Income
300	Higher gross margin from platform revenue
285	Lower operating expenses partially driven by lower investment in modem
130	Lower period charges from factory start-up costs, offset by reserved non-qualified platform product associated with our 10nm process technology taken in Q1 2019
110	Higher gross margin from adjacent businesses, primarily due to lack of initial production costs of modem products
(41)	Other
$6,025	YTD 2018 CCG Operating Income
DATA CENTER GROUP (DCG)
DCG develops workload-optimized platforms for compute, storage, and network functions. Customers include cloud service providers, enterprise and government, and communications service providers. DCG is fueled by demand in key workloads like artificial intelligence and network function virtualization across key market segments.

DCG REVENUE $B	DCG OPERATING INCOME $B

■ Platform	■ Adjacent

REVENUE SUMMARY
Revenue decreased in Q2 2019 and in YTD 2019 due to a decline in platform volume. Cloud customers absorbed capacity, China demand weakened, and TAM contracted in the enterprise and government market segment. In Q2 2019, revenue in the enterprise and government segment was down 31%, cloud service providers segment was down 1%, and the communication service providers segment was up 3% year over year.

	Q2 2019 vs. Q2 2018			YTD 2019 vs. YTD 2018
(Dollars in Millions)%			$ Impact	%		$ Impact

Platform volume	down	(12)%	$(627)	down	(10)%	$(989)
Platform ASP	up	2%	80	up	1%	100
Adjacent products	down	(4)%	(19)	down	(1)%	(9)

Total change in revenue			$(566)			$(898)

MD&A	Segment Results & Analysis	26

OPERATING INCOME SUMMARY
Operating income in Q2 2019 decreased 34% from Q2 2018, with an operating margin of 36%. Operating income YTD 2019 decreased 32% from YTD 2018, with an operating margin of 37%.

(In Millions)
$1,800	Q2 2019 DCG Operating Income
(465)	Lower gross margin from platform revenue
(240)	Higher period charges, primarily associated with the initial ramp of 10nm
(205)	Higher DCG operating expenses
(27)	Other
$2,737	Q2 2018 DCG Operating Income

$3,641	YTD 2019 DCG Operating Income
(760)	Lower gross margin from platform revenue
(470)	Higher period charges, primarily associated with the initial ramp of 10nm
(375)	Higher DCG operating expenses
(93)	Other
$5,339	YTD 2018 DCG Operating Income

MD&A	Segment Results & Analysis	27

INTERNET OF THINGS
As more intelligence is moving to the edge, more industries want to harness the power of data to create business value, innovate, and grow. We are using our architecture, accelerators, and software assets, combined with scale and partners, to develop a growing Internet of Things portfolio. Our Internet of Things portfolio is comprised of our IOTG and Mobileye businesses.
IOTG develops high-performance compute for targeted verticals and embedded markets. Our customers include retailers, manufacturers, health care providers, energy companies, automakers, and governments. We facilitate our customers creating, storing, and processing data generated by connected devices to accelerate business transformations.
Mobileye is the global leader in the development of computer vision and machine learning-based sensing, data analysis, localization, mapping, and driving policy technology for advanced driver assistance systems (ADAS) and autonomous driving. Mobileye’s advanced ADAS products form the building blocks for higher levels of autonomy that are being pursued by the automotive industry. Our customers and strategic partners include major U.S. and global Tier 1 automotive system integrators.

INTERNET OF THINGS REVENUE $B	INTERNET OF THINGS OPERATING INCOME $B

■ IOTG	■ Mobileye	■ IOTG	■ Mobileye

REVENUE AND OPERATING INCOME SUMMARY

Q2 2019 vs. Q2 2018
IOTG net revenue was $986 million, up $106 million, due to higher platform unit sales and higher ASPs from favorable core mix, partially offset by lower revenue from our divestiture of Wind River in Q2 2018, which negatively impacted the revenue comparison by approximately $80 million. After adjusting for the Wind River divestiture, IOTG revenue grew 23% year over year. Operating income was $294 million, up $51 million, primarily driven by higher platform revenue from core mix.
Mobileye net revenue was $201 million, up $28 million due to increasing adoption of ADAS. Operating income was $53 million, up $9 million.

YTD 2019 vs. YTD 2018
IOTG net revenue was $1.9 billion, up $176 million, due to $94 million higher platform unit sales and $158 million higher ASPs from favorable core mix, partially offset by lower revenue from our divestiture of Wind River in Q2 2018, which negatively impacted the revenue comparison by approximately $153 million year to date. After adjusting for the Wind River divestiture, IOTG revenue grew 21%. Operating income was $545 million, up $75 million, primarily driven by higher platform revenue from core mix.
Mobileye net revenue was $410 million, up $86 million due to increasing adoption of ADAS. Operating income was $121 million, up $67 million.

MD&A	Segment Results & Analysis	28

NON-VOLATILE MEMORY SOLUTIONS GROUP (NSG)
NSG's core offerings include Intel® Optane™ and Intel® 3D NAND Technology, driving innovation in SSDs and next-generation memory and storage products. Our customers include enterprise and cloud-based data centers, and users of business and consumer desktops and laptops. We are ramping 64-layer (64L) triple-level cell (TLC) and quad-level cell (QLC) NAND technologies, and Intel® Optane™ technology in innovative new form factors and densities to address the challenges our customers face in a rapidly evolving technological landscape.

NSG REVENUE $B	NSG OPERATING INCOME $B

REVENUE AND OPERATING INCOME SUMMARY

Q2 2019 vs. Q2 2018
Net revenue was $940 million, down $139 million from Q2 2018, driven by a $922 million impact from lower ASP due to lower NAND market pricing, offset by $783 million higher volume due to an increase in demand for component and data center SSD products. NSG had an operating loss of $284 million in Q2 2019, up $219 million from Q2 2018. While we continued to see the ramp at Fab 68 drive cost improvements, the decline in ASP more than offset the improved unit cost, resulting in lower gross margins and higher period charges being taken against certain inventories.

YTD 2019 vs. YTD 2018
Net revenue was $1.9 billion, down $264 million, driven by a $1.6 billion impact from lower ASP due to lower NAND market pricing, offset by $1.3 billion higher volume due to an increase in demand for component and data center SSD products. NSG had an operating loss of $581 million, up $435 million. While we continued to see the ramp at Fab 68 drive cost improvements, the decline in ASP more than offset the improved unit cost, resulting in lower gross margins and higher period charges being taken against certain inventories.

MD&A	Segment Results & Analysis	29

PROGRAMMABLE SOLUTIONS GROUP (PSG)
PSG offers programmable semiconductors, primarily field-programmable gate array (FPGAs) and related products, for a broad range of market segments, including communications, data center, industrial, and military. PSG collaborates with the other Intel businesses to deliver FPGA acceleration in tandem with Intel microprocessors. This "better together" integration broadens the use of FPGAs and combines the benefits of both technologies to allow more flexibility for systems to operate with increased efficiency and higher performance.

PSG REVENUE $B	PSG OPERATING INCOME $B

REVENUE AND OPERATING INCOME SUMMARY

Q2 2019 vs. Q2 2018
Revenue was $489 million, down $28 million as softness in cloud and enterprise demand more than offset growth in 5G/wireless. Advanced products (28nm, 20nm, and 14nm process technologies) grew 15% year over year. Operating income was $52 million, down $49 million.

YTD 2019 vs. YTD 2018
Revenue was $975 million, down $40 million, driven by a decline in our cloud and enterprise segment, partially offset by strength in wireless and advanced products (28nm, 20nm, and 14nm process technologies). Operating income was $141 million, down $57 million.

MD&A	Segment Results & Analysis	30

GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q2 2019	Q2 2018	YTD 2019	YTD 2018
Gains (losses) on equity investments, net	$170	$(203)	$604	$440
Interest and other, net	$(63)	$459	$(124)	$357
Gains (losses) on equity investments, net
We recognized a net gain during Q2 2019 primarily due to a $340 million dividend from McAfee, Inc. (McAfee) but partially offset by ongoing mark-to-market losses of $179 million, primarily related to our investment in Cloudera, Inc. (Cloudera). We recognized a net gain during the first six months of 2019 primarily due to dividends of $494 million from McAfee and ongoing mark-to-market gains from ASML Holdings N.V. (ASML), partially offset by ongoing mark-to-market losses from Cloudera. We have fully sold our equity investment in ASML.
We recognized ongoing mark-to-market net losses on our marketable equity securities of $235 million in Q2 2018, primarily related to our interest in Cloudera, and ongoing mark-to-market net gains of $371 million in the first six months of 2018, primarily related to our interests in ASML.
Interest and other, net
For the six months ended June 29, 2019, we paid $1.0 billion to satisfy conversion obligations for $400 million of our $2.0 billion 3.25% junior subordinated 2039 convertible debentures and recognized a loss of $91 million in interest and other, net and $712 million as a reduction in stockholders' equity related to the conversion feature. For the six months ended June 30, 2018, we paid $1.2 billion to satisfy conversion obligations for $476 million of our $2.0 billion 3.25% junior subordinated 2039 convertible debentures and recognized a loss of $130 million in interest and other, net and $770 million as a reduction in stockholders' equity related to the conversion feature.
We recognized a net gain in Q2 2018 and for the first six months of 2018 primarily due to a $494 million gain on the divestiture of Wind River in Q2 2018.
PROVISION FOR TAXES

(Dollars in Millions)	Q2 2019	Q2 2018	YTD 2019	YTD 2018
Income before taxes	$4,724	$5,529	$9,271	$10,540
Provision for taxes	$545	$523	$1,118	$1,080
Effective tax rate	11.5%	9.5%	12.1%	10.2%
The increase in effective tax rate was primarily driven by one-time benefits that occurred in the first six months of 2018.

MD&A	Consolidated Results & Analysis	31

LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Jun 29, 2019	Dec 29, 2018
Cash and cash equivalents, short-term investments, and trading assets	$11,944	$11,650
Other long-term investments	$3,577	$3,388
Loans receivable and other	$1,691	$1,550
Reverse repurchase agreements with original maturities greater than three months	$350	$250
Total debt	$28,815	$26,359
Temporary equity	$247	$419
Debt as percentage of permanent stockholders’ equity	38.4%	35.4%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity, we include investments as shown in the preceding table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of June 29, 2019, $1.5 billion of commercial paper remained outstanding.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential acquisitions, strategic investments, dividends, and common stock repurchases.

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks

	Six Months Ended
(In Millions)	Jun 29, 2019	Jun 30, 2018
Net cash provided by operating activities	$12,546	$13,697
Net cash used for investing activities	(6,010)	(5,984)
Net cash provided by (used for) financing activities	(6,688)	(8,532)
Net increase (decrease) in cash and cash equivalents	$(152)	$(819)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

MD&A	Consolidated Results & Analysis	32

For the first six months of 2019 compared to the first six months of 2018, the $1.2 billion decrease in cash provided by operations was primarily attributable to changes in working capital and lower net income. Cash flow related to working capital was down as customers utilized supply agreement prepayments, and as we continued to build inventory. These working capital changes were partially offset by changes in income tax and other assets and liabilities balances.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was flat for the first six months of 2019 compared to the first six months of 2018. Trading asset activity was offset by increased sales of equity investments (substantially all from ASML sales) and reduced capital expenditures.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was lower in the first six months of 2019 compared to the first six months of 2018 due to collateral received for our fair value hedges associated with our senior notes and cash received from issuance of debt partially offset by repayment of commercial paper.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. For discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices, and commodity prices refer to "Quantitative and Qualitative Disclosures About Market Risk" within "MD&A," in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (2018 Form 10-K).

MD&A	Consolidated Results & Analysis	33

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within "Other Key Information" in our 2018 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Below, we have updated the risk factor included in our 2018 Form 10-K titled "Global or regional conditions may harm our financial results." The Risk Factors section in our 2018 Form 10-K otherwise remains current in all material respects.
Global or regional conditions may harm our financial results. We have manufacturing, assembly and test, R&D, sales, and other operations in many countries, and some of our business activities may be concentrated in one or more geographic areas. Moreover, sales outside the U.S. accounted for approximately 84% of our revenue for the fiscal year ended December 29, 2018, with revenue from billings to China, including Hong Kong, contributing approximately 27% of our total revenue. As a result, our operations and our financial results, including our ability to manufacture, assemble and test, design, develop, or sell products, and the demand for our products, may be adversely affected by a number of global and regional factors outside of our control.
Adverse changes in global or regional economic conditions, including recession or slowing growth, changes or uncertainty in fiscal or monetary policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment, and lower consumer confidence and spending, could significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or limits on our access to capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties and other financial institutions, and declines in the value of our financial instruments.
International trade disputes may result in increased tariffs, trade barriers, and other protectionist measures that could increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policy, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets.
Escalating trade tensions between the U.S. and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. The U.S. has previously imposed, and continues to impose, restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies, which have included, and continue to include, certain of our customers. These restrictions have reduced our sales, and continuing or future restrictions could adversely affect our financial results, result in reputational harm to us due to our relationship with such companies, or lead such companies to develop or adopt technologies that compete with our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.
Trade disputes and protectionist measures could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained trade tensions could lead to long-term changes in global trade and technology supply chains, which could adversely affect our business and growth prospects.
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

•
formal or informal imposition of new or revised export, import, or doing-business regulations, including trade sanctions, tariffs, and changes in the ability to obtain export licenses, which could be changed without notice;

•	government restrictions on, or nationalization of, our operations in any country, or restrictions on our ability to repatriate earnings from a particular country;

•	differing employment practices and labor issues;

•	ineffective legal protection of our IP rights in certain countries;

•	local business and cultural factors that differ from our current standards and practices;

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

OTHER KEY INFORMATION	34

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Amortization of acquisition-related intangible assets
Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. We record charges related to the amortization of these intangibles within both cost of sales and operating expenses in our GAAP financial statements. Amortization charges for our acquisition-related intangible assets are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions, rather than our core operations. Consequently, our non-GAAP adjustments exclude these charges to facilitate an evaluation of our current operating performance and comparisons to our past operating performance.
Restructuring and other charges
Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include asset impairments. We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures. We believe that these costs do not reflect our current operating performance. Consequently, our non-GAAP adjustments exclude these charges to facilitate an evaluation of our current operating performance and comparisons to our past operating performance.

OTHER KEY INFORMATION	35

Gains or losses from divestiture
We divested Wind River in Q2 2018 and recognized an associated gain. Our non-GAAP earnings per share figures exclude this impact to facilitate an evaluation of our current operating performance and comparisons to our past operating performance.
Ongoing mark-to-market on marketable equity securities
We exclude gains and losses resulting from ongoing mark-to-market adjustments of our marketable equity securities, after the initial mark-to-market adjustment is recorded upon a security becoming marketable, when calculating certain non-GAAP measures, as we do not believe this volatility correlates to our core operational performance. Consequently, our non-GAAP earnings per share figures exclude these impacts to facilitate an evaluation of our current operating performance and comparisons to our past operating performance.
Tax Reform adjustment
During Q2 2018, we made an adjustment to our U.S. Tax Cuts and Jobs Act (Tax Reform) provisional tax estimates that we recorded in Q4 2017. We exclude this provisional tax adjustment when calculating certain non-GAAP measures. We believe excluding this adjustment facilitates a better evaluation of our current operating performance and comparisons to past operating performance.
Following are the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Jun 29, 2019	Jun 30, 2018
Operating income	$4,617	$5,273
Amortization of acquisition-related intangible assets	337	325
Restructuring and other charges	184	—
Non-GAAP operating income	$5,138	$5,598

Earnings per share - diluted	$0.92	$1.05
Amortization of acquisition-related intangible assets	0.08	0.07
Restructuring and other charges	0.04	—
(Gains) losses from divestiture	—	(0.10)
Ongoing mark-to-market on marketable equity securities	0.04	0.05
Tax Reform	—	(0.04)
Income tax effect	(0.02)	0.01
Non-GAAP earnings per share - diluted	$1.06	$1.04
ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of June 29, 2019, we were authorized to repurchase up to $90.0 billion, of which $11.7 billion remained available.
Common stock repurchase activity under our publicly announced stock repurchase program during the second quarter of 2019 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Program (In Millions)
March 31, 2019 - April 27, 2019	4.7	$55.82	$14,621
April 28, 2019 - May 25, 2019	28.3	$46.27	$13,311
May 26, 2019 - June 29, 2019	34.2	$45.95	$11,739
Total	67.2
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

OTHER KEY INFORMATION	36

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 16, 2019	8-K	000-06217	3.2	1/17/2019
10.1†	Intel Corporation 2006 Equity Incentive Plan, as amended and restated effective May 16, 2019					X
10.2†	Offer Letter between Intel Corporation and George S. Davis, dated April 2, 2019	8-K	000-06217	10.1	4/3/2019
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

OTHER KEY INFORMATION	37

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 21 - 31
	Liquidity and capital resources	Pages 32 - 33
	Off-balance sheet arrangements	(a)
	Contractual obligations	(b)
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 33
Item 4.	Controls and Procedures	Page 35

Part II - Other Information
Item 1.	Legal Proceedings	Pages 18 - 20
Item 1A.	Risk Factors	Pages 34 - 35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 36
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 37

Signatures		Page 39

(a)	As of June 29, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

(b)	There were no material changes to our significant contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

OTHER KEY INFORMATION	38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 25, 2019	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	July 25, 2019	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

39