Form 10-Q
period 2019-09-28
INTEL CORP
filed 2019-10-25
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 28, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 28, 2019, the registrant had outstanding 4,350 million shares of common stock.

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
The preparation of our consolidated condensed financial statements is in conformity with U.S. generally accepted accounting principles (GAAP). We have included key metrics that we use to measure our business, some of which are non-GAAP measures. See these "Non-GAAP Financial Measures" within Other Key Information.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, projected growth of markets relevant to our businesses, future products and technology and the expected availability and benefits of such products and technology, expected timing and impact of acquisitions, divestitures, and other significant transactions, expected completion of restructuring activities, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 29, 2018, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
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
Intel, the Intel logo, Intel Agilex, Intel Core, Intel Optane, Thunderbolt, Xeon, 3D NAND, and 3D XPoint are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

A QUARTER IN REVIEW
Third quarter revenue was $19.2 billion as our data-centric businesses grew 6% year over year, offset by the PC-centric business decline of 5%. Data-centric revenue was up compared to a year ago, driven by a strong mix of high-performance Intel® Xeon® processors in our DCG business and growth across all businesses. Our PC-centric business was down on lower year over year platform volume, partially offset by a strong mix of higher performance products as the commercial segment of the PC market remained strong. Lower platform unit sales and margin compression on memory products resulted in lower gross margins and operating income, which was partially offset by platform ASP strength and lower investments in modem. In the first nine months we generated $23.3 billion of cash flow from operations and returned $14.3 billion to stockholders, including $4.2 billion in dividends and $10.1 billion in buybacks.

REVENUE	OPERATING INCOME	DILUTED EPS
■ PC-CENTRIC $B ■ DATA-CENTRIC $B	■ GAAP $B ■ NON-GAAP $B	■ GAAP ■ NON-GAAP

$19.2B	$6.4B	$6.9B	$1.35	$1.42
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
flat in comparison to Q3 2018	down $902M or 12% from Q3 2018	down $714M or 9% from Q3 2018	down $0.03 or 2% from Q3 2018	up $0.02 or 1% from Q3 2018

Growth in data-centric businesses with record revenue from DCG, NSG, IOTG and Mobileye, offset by decline in PC-centric business	Lower gross margin from decrease in platform unit sales and lower NAND market pricing, partially offset by platform ASP strength		Impact from lower platform volume and lower NAND market pricing, partially offset by lower shares outstanding and ASP strength
BUSINESS SUMMARY

•
We launched the first wave of 10th generation Intel® Core™ processors, with 11 new 10 nanometer (nm)-based Ice Lake processors that integrate artificial intelligence, graphics, Wi-Fi 6 and Thunderbolt™ 3 all on the SoC. We began shipping our 10nm Intel® Agilex® field programmable gate arrays (FPGAs) to early access program customers.

•
We experienced growth across all data-centric businesses. DCG grew across all segments, with the cloud and enterprise and government market segments returning to growth. NSG grew with NAND and Intel® Optane™ bit growth, partially offset by lower NAND market pricing. Demand for edge compute drove double digit revenue growth for Mobileye and high single digit growth for IOTG.

•
PC-centric decline was driven by lower product shipments compared to Q3 2018, when internal inventory was drawn on to meet demand, partially offset by adjacencies growth and ASP strength. We continued to be supply constrained in Q3, particularly at the value-end of the market, as higher than expected PC demand strength continues to outpace our supply despite capacity additions we have made this year.

•
In July, we signed an agreement to divest the majority of our smartphone modem business, including certain employees, intellectual property, equipment and leases. The transaction enables us to increase the focus of our 5G efforts on the broader opportunity to modernize network and edge infrastructure, and is expected to close in the fourth quarter of 2019.

1 See "Non-GAAP Financial Measures" within Other Key Information.

A QUARTER IN REVIEW	2

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net revenue	$19,190	$19,163	$51,756	$52,191
Cost of sales	7,895	6,803	21,494	19,681
Gross margin	11,295	12,360	30,262	32,510
Research and development	3,208	3,428	9,978	10,110
Marketing, general and administrative	1,486	1,605	4,608	5,230
Restructuring and other charges	104	(72)	288	(72)
Amortization of acquisition-related intangibles	50	50	150	150
Operating expenses	4,848	5,011	15,024	15,418
Operating income	6,447	7,349	15,238	17,092
Gains (losses) on equity investments, net	318	(75)	922	365
Interest and other, net	(46)	(132)	(170)	225
Income before taxes	6,719	7,142	15,990	17,682
Provision for taxes	729	744	1,847	1,824
Net income	$5,990	$6,398	$14,143	$15,858
Earnings per share – basic	$1.36	$1.40	$3.18	$3.42
Earnings per share – diluted	$1.35	$1.38	$3.14	$3.35
Weighted average shares of common stock outstanding:
Basic	4,391	4,574	4,450	4,632
Diluted	4,433	4,648	4,507	4,728
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	3

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net income	$5,990	$6,398	$14,143	$15,858
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	(115)	(25)	138	(199)
Actuarial valuation and other pension benefits (expenses), net	9	13	26	39
Translation adjustments and other	6	(2)	88	(15)
Other comprehensive income (loss)	(100)	(14)	252	(175)
Total comprehensive income	$5,890	$6,384	$14,395	$15,683
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	4

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Sep 28, 2019	Dec 29, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,935	$3,019
Short-term investments	1,849	2,788
Trading assets	6,241	5,843
Accounts receivable	6,880	6,722
Inventories	8,638	7,253
Other current assets	2,414	3,162
Total current assets	29,957	28,787
Property, plant and equipment, net of accumulated depreciation of $71,183 ($65,342 as of December 29, 2018)	53,563	48,976
Equity investments	4,819	6,042
Other long-term investments	3,428	3,388
Goodwill	24,727	24,513
Identified intangible assets, net	11,019	11,836
Other long-term assets	6,255	4,421
Total assets	$133,768	$127,963

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$5,200	$1,261
Accounts payable	4,809	3,824
Accrued compensation and benefits	3,220	3,622
Other accrued liabilities	11,835	7,919
Total current liabilities	25,064	16,626
Debt	23,707	25,098
Contract liabilities	1,413	2,049
Income taxes payable, non-current	4,974	4,897
Deferred income taxes	1,696	1,665
Other long-term liabilities	2,506	2,646
Contingencies (Note 12)
Temporary equity	166	419
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,350 issued and outstanding (4,516 issued and outstanding as of December 29, 2018)	25,290	25,365
Accumulated other comprehensive income (loss)	(722)	(974)
Retained earnings	49,674	50,172
Total stockholders’ equity	74,242	74,563
Total liabilities, temporary equity, and stockholders’ equity	$133,768	$127,963
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In Millions; Unaudited)	Sep 28, 2019	Sep 29, 2018

Cash and cash equivalents, beginning of period	$3,019	$3,433
Cash flows provided by (used for) operating activities:
Net income	14,143	15,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,647	5,420
Share-based compensation	1,290	1,203
Amortization of intangibles	1,211	1,172
(Gains) losses on equity investments, net	(395)	(329)
Changes in assets and liabilities:
Accounts receivable	(156)	(449)
Inventories	(1,376)	(362)
Accounts payable	728	430
Accrued compensation and benefits	(365)	(801)
Customer deposits and prepaid supply agreements	(674)	1,472
Income taxes	435	(1,057)
Other assets and liabilities	1,769	(25)
Total adjustments	9,114	6,674
Net cash provided by operating activities	23,257	22,532
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(11,547)	(11,291)
Purchases of available-for-sale debt investments	(2,028)	(3,090)
Sales of available-for-sale debt investments	1,198	135
Maturities of available-for-sale debt investments	1,920	2,232
Purchases of trading assets	(5,769)	(8,316)
Maturities and sales of trading assets	5,467	9,705
Sales of equity investments	1,414	1,646
Other investing	(575)	(440)
Net cash used for investing activities	(9,920)	(9,419)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	835	1,707
Issuance of long-term debt, net of issuance costs	650	423
Repayment of debt and debt conversion	(1,478)	(1,928)
Proceeds from sales of common stock through employee equity incentive plans	797	545
Repurchase of common stock	(10,100)	(8,464)
Payment of dividends to stockholders	(4,214)	(4,173)
Other financing	1,089	(1,249)
Net cash provided by (used for) financing activities	(12,421)	(13,139)
Net increase (decrease) in cash and cash equivalents	916	(26)
Cash and cash equivalents, end of period	$3,935	$3,407

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,376	$1,988
Cash paid during the period for:
Interest, net of capitalized interest	$312	$316
Income taxes, net of refunds	$1,334	$2,854
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	6

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In Millions, Except Per Share Amounts)	Shares	Amount
Three Months Ended

Balance as of June 29, 2019	4,430	$25,140	$(622)	$50,429	$74,947
Net income	—	—	—	5,990	5,990
Other comprehensive income (loss)	—	—	(100)	—	(100)
Employee equity incentive plans and other	13	466	—	—	466
Share-based compensation	—	427	—	—	427
Temporary equity reduction	—	80	—	—	80
Convertible debt	—	(278)	—	—	(278)
Repurchase of common stock	(92)	(523)	—	(3,966)	(4,489)
Restricted stock unit withholdings	(1)	(22)	—	(6)	(28)
Cash dividends declared ($0.63 per share)	—	—	—	(2,773)	(2,773)
Balance as of September 28, 2019	4,350	$25,290	$(722)	$49,674	$74,242

Balance as of June 30, 2018	4,607	$25,470	$(1,089)	$45,666	$70,047
Net income	—	—	—	6,398	6,398
Other comprehensive income (loss)	—	—	(14)	—	(14)
Employee equity incentive plans and other	8	300	—	—	300
Share-based compensation	—	377	—	—	377
Temporary equity reduction	—	139	—	—	139
Convertible debt	—	(497)	—	—	(497)
Repurchase of common stock	(50)	(275)	—	(2,219)	(2,494)
Restricted stock unit withholdings	(1)	(22)	—	(6)	(28)
Cash dividends declared ($0.60 per share)	—	—	—	(2,745)	(2,745)
Balance as of September 29, 2018	4,564	$25,492	$(1,103)	$47,094	$71,483

Nine Months Ended

Balance as of December 29, 2018	4,516	$25,365	$(974)	$50,172	$74,563
Net income	—	—	—	14,143	14,143
Other comprehensive income (loss)	—	—	252	—	252
Employee equity incentive plans and other	52	869	—	—	869
Share-based compensation	—	1,287	—	—	1,287
Temporary equity reduction	—	253	—	—	253
Convertible debt	—	(990)	—	—	(990)
Repurchase of common stock	(209)	(1,182)	—	(8,902)	(10,084)
Restricted stock unit withholdings	(9)	(312)	—	(137)	(449)
Cash dividends declared ($1.26 per share)	—	—	—	(5,602)	(5,602)
Balance as of September 28, 2019	4,350	$25,290	$(722)	$49,674	$74,242

Balance as of December 30, 2017	4,687	$26,074	$862	$42,083	$69,019
Adjustment for change in accounting principle	—	—	(1,790)	2,424	634
Opening balance as of December 31, 2017	4,687	26,074	(928)	44,507	69,653
Net income	—	—	—	15,858	15,858
Other comprehensive income (loss)	—	—	(175)	—	(175)
Employee equity incentive plans and other¹	54	358	—	—	358
Share-based compensation	—	1,202	—	—	1,202
Temporary equity reduction	—	351	—	—	351
Convertible debt	—	(1,267)	—	—	(1,267)
Repurchase of common stock	(167)	(924)	—	(7,538)	(8,462)
Restricted stock unit withholdings	(10)	(302)	—	(187)	(489)
Cash dividends declared ($1.20 per share)	—	—	—	(5,546)	(5,546)
Balance as of September 29, 2018	4,564	$25,492	$(1,103)	$47,094	$71,483

[1]	Includes approximately $375 million of non-controlling interest activity due to our acquisition of Mobileye in 2017, which was eliminated in 2018 due to the purchase of remaining shares.
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Stockholders' Equity	7

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 :	BASIS OF PRESENTATION
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
Accounting Policy Updates and Disclosures: We determine if an arrangement is a lease at inception and classify it as finance or operating. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, and the non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. Leases primarily consist of real property, and, to a lesser extent, certain machinery and equipment.
We recognized leased assets in other long-term assets of $652 million and corresponding accrued liabilities of $174 million, and other long-term liabilities of $399 million as of September 28, 2019. Our leases have remaining lease terms of 1 to 9 years, some of which may include options to extend the leases for up to 39 years. The weighted average remaining lease term was 4.8 years, and the weighted average discount rate was 3.4% as of September 28, 2019.
For the nine months ended September 28, 2019, lease expense was $141 million. In accordance with the new leases standard, discounted and undiscounted lease payments under non-cancelable leases as of September 28, 2019, excluding non-lease components, are as follows:

(In Millions)	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Lease payments	$44	$178	$125	$96	$71	$108	$622
Present value of lease payments							$573

FINANCIAL STATEMENTS	Notes to Financial Statements	8

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

FINANCIAL STATEMENTS	Notes to Financial Statements	9

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net revenue:
Client Computing Group
Platform	$8,379	$9,023	$24,128	$24,703
Adjacent	1,330	1,211	3,008	2,479
	9,709	10,234	27,136	27,182
Data Center Group
Platform	5,819	5,637	14,854	15,561
Adjacent	564	502	1,414	1,361
	6,383	6,139	16,268	16,922
Internet of Things
IOTG	1,005	919	2,901	2,639
Mobileye	229	191	639	515
	1,234	1,110	3,540	3,154

Non-Volatile Memory Solutions Group	1,290	1,081	3,145	3,200
Programmable Solutions Group	507	496	1,482	1,511
All other	67	103	185	222
Total net revenue	$19,190	$19,163	$51,756	$52,191

Operating income (loss):
Client Computing Group	$4,305	$4,532	$11,114	$10,557
Data Center Group	3,115	3,082	6,756	8,421

Internet of Things
IOTG	309	321	854	791
Mobileye	67	52	188	106
	376	373	1,042	897

Non-Volatile Memory Solutions Group	(499)	160	(1,080)	14
Programmable Solutions Group	92	106	233	304
All other	(942)	(904)	(2,827)	(3,101)
Total operating income	$6,447	$7,349	$15,238	$17,092

FINANCIAL STATEMENTS	Notes to Financial Statements	10

Disaggregated net revenue for each period was as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Platform revenue
Desktop platform	$2,968	$3,225	$8,621	$9,087
Notebook platform	5,393	5,774	15,456	15,549
DCG platform	5,819	5,637	14,854	15,561
IOTG platform	923	855	2,639	2,319
Other platform[1]	18	24	51	67
	15,121	15,515	41,621	42,583

Adjacent revenue[2]	4,069	3,648	10,135	9,608
Total revenue	$19,190	$19,163	$51,756	$52,191

[1]	Includes our tablet and service provider revenue.

[2]	Includes all of our non-platform products for CCG, DCG, and IOTG such as modem, Ethernet, and silicon photonics, as well as Mobileye, NSG, and PSG products.
Planned divestiture of smartphone modem business
On July 25, 2019, we signed a definitive agreement to sell the majority of our smartphone modem business. We will continue to meet current customer commitments for our existing 4G smartphone modem product line. We expect to close the transaction, which will include certain employees, intellectual property, equipment and leases, in the fourth quarter of 2019. $235 million net assets of the modem business are classified as held for sale. We expect to record a gain on divestiture of approximately $500 million, net of tax.

NOTE 4 :	EARNINGS PER SHARE

We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net income available to common stockholders	$5,990	$6,398	$14,143	$15,858
Weighted average shares of common stock outstanding – basic	4,391	4,574	4,450	4,632
Dilutive effect of employee equity incentive plans	30	40	41	52
Dilutive effect of convertible debt	12	34	16	44
Weighted average shares of common stock outstanding – diluted	4,433	4,648	4,507	4,728
Earnings per share – basic	$1.36	$1.40	$3.18	$3.42
Earnings per share – diluted	$1.35	$1.38	$3.14	$3.35
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units (RSUs), and the assumed issuance of common stock under the stock purchase plan. Our 3.25% junior subordinated convertible debentures due 2039 (2009 debentures) require settlement of the principal amount of the debt in cash upon conversion. Since the conversion premium is paid in cash or stock at our option, we determined the potentially dilutive shares of common stock by applying the treasury stock method. We included our 2009 debentures in the calculation of diluted earnings per share of common stock in all periods presented because the average market price was above the conversion price.
Securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share in all periods presented.

FINANCIAL STATEMENTS	Notes to Financial Statements	11

NOTE 5 :	CONTRACT LIABILITIES

(In Millions)	Sep 28, 2019	Dec 29, 2018
Prepaid supply agreements	$1,913	$2,587
Other	180	122
Total contract liabilities	$2,093	$2,709

Contract liabilities are primarily related to partial prepayments received from customers on long-term supply agreements towards future NSG product delivery. The timing and amount of future anticipated revenues may vary from our expectations due to changes in supply, demand, and market pricing.
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
The following table shows the changes in contract liability balances relating to prepaid supply agreements during the first nine months of 2019:

(In Millions)
Prepaid supply agreements balance as of December 29, 2018	$2,587
Prepaids utilized	(674)
Prepaid supply agreements balance as of September 28, 2019	$1,913

NOTE 6 :	OTHER FINANCIAL STATEMENT DETAILS

INVENTORIES

(In Millions)	Sep 28, 2019	Dec 29, 2018
Raw materials	$803	$813
Work in process	5,945	4,511
Finished goods	1,890	1,929
Total inventories	$8,638	$7,253

INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Interest income	$114	$109	$374	$308
Interest expense	(107)	(109)	(381)	(337)
Other, net	(53)	(132)	(163)	254
Total interest and other, net	$(46)	$(132)	$(170)	$225

Interest expense in the preceding table is net of $122 million of interest capitalized in the third quarter of 2019 and $366 million in the first nine months of 2019 ($142 million in the third quarter of 2018 and $381 million in the first nine months of 2018).
In the second quarter of 2018, we completed the divestiture of Wind River, and recognized a pre-tax gain of $494 million.

FINANCIAL STATEMENTS	Notes to Financial Statements	12

NOTE 7 :	RESTRUCTURING AND OTHER CHARGES
A restructuring program was approved in the second quarter of 2019 to align our workforce with the planned exit of the smartphone modem business. We expect these actions to be substantially complete in the second quarter of 2020.
Restructuring and other charges by type for the 2019 Restructuring Program for each period were as follows:

	Three Months Ended	Nine Months Ended
(In Millions)	Sep 28, 2019	Sep 28, 2019
Employee severance and benefit arrangements	$40	$208
Asset impairment and other charges	64	80
Total restructuring and other charges	$104	$288

NOTE 8 :	INVESTMENTS

DEBT INVESTMENTS
Trading Assets
Net losses related to trading assets still held at the reporting date were $75 million in the third quarter of 2019 and net gains were $21 million in the first nine months of 2019 ($4 million of net losses in the third quarter of 2018 and $169 million of net losses in the first nine months of 2018). Net gains on the related derivatives were $81 million in the third quarter of 2019 and net losses were $7 million in the first nine months of 2019 (net losses of $11 million in the third quarter of 2018 and net gains of $159 million in the first nine months of 2018).
Available-for-Sale Debt Investments

	September 28, 2019				December 29, 2018
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$3,012	$46	$(1)	$3,057	$3,068	$2	$(28)	$3,042
Financial institution instruments	$3,347	$16	$(1)	$3,362	$3,076	$3	$(11)	$3,068
Government debt	$743	$5	$—	$748	$1,069	$1	$(9)	$1,061
Total available-for-sale debt investments	$7,102	$67	$(2)	$7,167	$7,213	$6	$(48)	$7,171

Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of September 28, 2019 and December 29, 2018.
The fair value of available-for-sale debt investments, by contractual maturity, as of September 28, 2019, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$2,638
Due in 1–2 years	794
Due in 2–5 years	2,509
Due after 5 years	125
Instruments not due at a single maturity date	1,101
Total	$7,167

FINANCIAL STATEMENTS	Notes to Financial Statements	13

EQUITY INVESTMENTS

(In Millions)	Sep 28, 2019	Dec 29, 2018
Marketable equity securities	$352	$1,440
Non-marketable equity securities	3,287	2,978
Equity method investments	1,180	1,624
Total	$4,819	$6,042

The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Ongoing mark-to-market adjustments on marketable equity securities	$114	$8	$188	$379
Observable price adjustments on non-marketable equity securities	84	43	100	191
Impairments	(17)	(328)	(79)	(372)
Sale of equity investments and other¹	137	202	713	167
Total gains (losses) on equity investments, net	$318	$(75)	$922	$365

1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investee gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities during the period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net gains (losses) recognized during the period on equity securities	$281	$215	$366	$808
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(54)	(225)	(321)	(463)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$227	$(10)	$45	$345

IM Flash Technologies, LLC
IM Flash Technologies, LLC (IMFT) was formed in 2006 by Micron Technology, Inc. (Micron) and Intel to jointly develop NAND flash memory and 3D XPoint™ technology products. IMFT is an unconsolidated variable interest entity and all costs of IMFT are passed on to Micron and Intel through sale of products or services in proportional share of ownership. As of September 28, 2019, we own a 49% interest in IMFT. Our portion of IMFT costs was approximately $140 million in the third quarter of 2019 and approximately $496 million in the first nine months of 2019 (approximately $97 million in the third quarter of 2018 and $324 million in the first nine months of 2018).
IMFT depends on Micron and Intel for any additional cash needs to be provided in the form of cash calls or member debt financing (MDF). Extensions of MDF may be converted to a capital contribution at the lender's request, or may be repaid upon availability of funds. During the first nine months of 2019, IMFT repaid $432 million of MDF to Intel. The carrying balance of our equity method investment in IMFT as of September 28, 2019 is $1.1 billion.
In January 2019, Micron exercised its right to call our interest in IMFT. The sale of our non-controlling interest in IMFT to Micron is expected to close on October 31, 2019. We will continue to purchase product manufactured at the IMFT facility for a period of up to one year following the close date.
ASML Holding N.V.
As of December 29, 2018, Intel owned $1.1 billion in ASML Holding N.V. (ASML). We have fully sold our equity investment in ASML.

FINANCIAL STATEMENTS	Notes to Financial Statements	14

NOTE 9 :	BORROWINGS
In the first nine months of 2019, we settled conversion requests for our 2009 debentures totaling $590 million in principal, resulting in a cumulative loss of $148 million recorded in interest and other, net. In the first nine months of 2018, we settled conversion requests for our 2009 debentures totaling $793 million in principal, resulting in a cumulative loss of $211 million.
During the first nine months of 2019, we received proceeds of $648 million in aggregate from the sale of bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (the Arizona bonds) and the State of Oregon Business Development Commission (the Oregon bonds). The bonds are our unsecured general obligations in accordance with loan agreements we entered into with the Industrial Development Authority of the City of Chandler, Arizona and the State of Oregon Business Development Commission. The bonds mature in 2049 and carry an interest rate of 5.0%. The Arizona bonds and the Oregon bonds are subject to mandatory tender in June 2024 and March 2022, respectively, at which time we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until another fixed-rate period is selected or until their final maturity date.

FINANCIAL STATEMENTS	Notes to Financial Statements	15

NOTE 10 :	FAIR VALUE
For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see "Note 2: Accounting Policies" and "Note 16: Fair Value" in our 2018 Form 10-K.
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	September 28, 2019				December 29, 2018
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$329	$—	$329	$—	$262	$—	$262
Financial institution instruments¹	1,101	460	—	1,561	550	183	—	733
Reverse repurchase agreements	—	1,495	—	1,495	—	1,850	—	1,850
Short-term investments:
Corporate debt	—	828	—	828	—	937	—	937
Financial institution instruments¹	—	911	—	911	—	1,423	—	1,423
Government debt²	—	110	—	110	—	428	—	428
Trading assets:
Corporate debt	—	2,921	—	2,921	—	2,635	—	2,635
Financial institution instruments¹	70	1,477	—	1,547	67	1,273	—	1,340
Government debt²	—	1,773	—	1,773	—	1,868	—	1,868
Other current assets:
Derivative assets	62	295	—	357	—	180	—	180
Loans receivable³	—	55	—	55	—	354	—	354
Marketable equity securities	352	—	—	352	1,440	—	—	1,440
Other long-term investments:
Corporate debt	—	1,900	—	1,900	—	1,843	—	1,843
Financial institution instruments¹	—	890	—	890	—	912	—	912
Government debt²	—	638	—	638	—	633	—	633
Other long-term assets:
Derivative assets	—	933	23	956	—	100	—	100
Loans receivable³	—	494	—	494	—	229	—	229
Total assets measured and recorded at fair value	$1,585	$15,509	$23	$17,117	$2,057	$15,110	$—	$17,167
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$440	$—	$440	$—	$412	$—	$412
Other long-term liabilities:
Derivative liabilities	—	19	—	19	—	415	68	483
Total liabilities measured and recorded at fair value	$—	$459	$—	$459	$—	$827	$68	$895

[1]
Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.

[2]	Level 2 investments consist primarily of U.S. agency notes and non-U.S. government debt.

[3]	The fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.

FINANCIAL STATEMENTS	Notes to Financial Statements	16

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
As of September 28, 2019, the aggregate carrying value of grants receivable, loans receivable, and reverse repurchase agreements was $1.3 billion (the aggregate carrying amount as of December 29, 2018 was $833 million). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of September 28, 2019, the fair value of short and long-term debt (excluding drafts payable) was $30.3 billion (the fair value as of December 29, 2018 was $27.1 billion). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.

NOTE 11 :	DERIVATIVE FINANCIAL INSTRUMENTS
For further information on our derivative policies, see "Note 2: Accounting Policies" in our 2018 Form 10-K.
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 28, 2019	Dec 29, 2018
Foreign currency contracts	$23,144	$19,223
Interest rate contracts	15,194	22,447
Other	1,594	1,356
Total	$39,932	$43,026
FAIR VALUE OF DERIVATIVE INSTRUMENTS

	September 28, 2019		December 29, 2018
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$84	$259	$44	$244
Interest rate contracts	922	—	84	474
Total derivatives designated as hedging instruments	1,006	259	128	718
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	236	131	132	155
Interest rate contracts	9	69	20	22
Equity contracts	62	—	—	—
Total derivatives not designated as hedging instruments	307	200	152	177
Total derivatives	$1,313	$459	$280	$895

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	17

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	September 28, 2019
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,299	$—	$1,299	$(240)	$(1,053)	$6
Reverse repurchase agreements	1,845	—	1,845	—	(1,845)	—
Total assets	3,144	—	3,144	(240)	(2,898)	6
Liabilities:
Derivative liabilities subject to master netting arrangements	407	—	407	(240)	(128)	39
Total liabilities	$407	$—	$407	$(240)	$(128)	$39

	December 29, 2018
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$292	$—	$292	$(220)	$(72)	$—
Reverse repurchase agreements	2,099	—	2,099	—	(1,999)	100
Total assets	2,391	—	2,391	(220)	(2,071)	100
Liabilities:
Derivative liabilities subject to master netting arrangements	890	—	890	(220)	(576)	94
Total liabilities	$890	$—	$890	$(220)	$(576)	$94

We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to the effective portion of cash flow hedges, recognized in other comprehensive income (loss), were $203 million net losses in the third quarter of 2019 and $52 million net losses in the first nine months of 2019 ($69 million net losses in the third quarter of 2018 and $203 million net losses in the first nine months of 2018). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first nine months of 2019 and 2018, the amounts excluded from effectiveness testing were insignificant.

FINANCIAL STATEMENTS	Notes to Financial Statements	18

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Interest rate contracts	$273	$(230)	$1,312	$(601)
Hedged items	(273)	230	(1,312)	601
Total	$—	$—	$—	$—

The amounts recorded on the consolidated condensed balance sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
Years Ended (In Millions)	Sep 28, 2019	Dec 29, 2018	Sep 28, 2019	Dec 29, 2018
Long-term debt	$(13,834)	$(19,622)	$(922)	$390

As of September 28, 2019 and December 29, 2018, the total notional amount of pay variable/receive fixed-interest rate swaps was $12.9 billion and $20.0 billion, respectively. During the third quarter of 2019, we unwound $7.1 billion of swaps resulting in a $111 million gain to be amortized over the remaining life of the debt.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Foreign currency contracts	Interest and other, net	$150	$(1)	$187	$268
Interest rate contracts	Interest and other, net	(12)	3	(51)	22
Other	Various	17	53	198	49
Total		$155	$55	$334	$339

NOTE 12 :	CONTINGENCIES
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

FINANCIAL STATEMENTS	Notes to Financial Statements	19

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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016. In October 2016, Advocate General Wahl, an advisor to the Court of Justice, issued a non-binding advisory opinion that favored Intel on a number of grounds. The Court of Justice issued its decision in September 2017, setting aside the judgment of the General Court and sending the case back to the General Court to examine whether the rebates at issue were capable of restricting competition. The General Court has appointed a panel of five judges to consider our appeal of the EC’s 2009 decision in light of the Court of Justice’s clarifications of the law. In November 2017, the parties filed initial “Observations” about the Court of Justice’s decision and the appeal, and were invited by the General Court to offer supplemental comments to each other’s “Observations,” which the parties submitted in March 2018. Responses to other questions posed by the General Court were filed in May and June 2018. We anticipate that the General Court will schedule oral argument for early 2020. Pending the final decision in this matter, the fine paid by Intel has been placed by the EC in commercial bank accounts where it accrues interest.
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
In January 2012, the court certified the action as a class action, appointed the Central Pension Laborers’ Fund to act as the class representative, and scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order; the petition was denied in June 2012. In March 2012, at defendants’ request, the court held that plaintiffs were not entitled to a jury trial and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. In August 2012, defendants filed a motion for summary judgment. The trial court granted that motion in November 2012 and entered final judgment in the case in February 2013. In April 2013, plaintiffs appealed the final judgment. The California Court of Appeal heard oral argument in October 2017, and in November 2017, affirmed the judgment as to McAfee's nine outside directors, reversed the judgment as to former McAfee director and chief executive officer David DeWalt, Intel, and McAfee, and affirmed the trial court's ruling that the plaintiffs are not entitled to a jury trial. At a June 2018 case management conference following remand, the Superior Court set an October hearing date for any additional summary judgment motions that may be filed, and set trial to begin in December 2018. In July 2018, plaintiffs filed a motion for leave to amend the complaint, which the court denied in September 2018. Also, in July 2018, McAfee and Intel filed a motion for summary judgment on the aiding and abetting claims asserted against them; in October 2018, the court granted the motion as to McAfee and denied the motion as to Intel.
The parties agreed in principle to settle the case in late October 2018, and finalized the settlement agreement in March 2019. The court granted plaintiffs' motion for preliminary approval of the settlement in May 2019, and granted plaintiffs' motion for final approval of the settlement in October 2019. The settlement requires an aggregate payment by defendants of $12 million. Intel’s contribution to the settlement is immaterial to its financial statements.

FINANCIAL STATEMENTS	Notes to Financial Statements	20

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
As of October 23, 2019, consumer class action lawsuits relating to certain security vulnerabilities publicly disclosed in 2018 were pending in the United States, Canada, and Israel. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the U.S., numerous individual class action suits filed in various jurisdictions were consolidated in April 2018 for all pretrial proceedings in the U.S. District Court for the District of Oregon. Intel filed a motion to dismiss that consolidated action in October 2018, and a hearing on that motion was held in February 2019. In Canada, in one case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In a second case pending in the Superior Court of Justice of Quebec, the court entered an order in October 2018, staying that case for one year. In Israel, both consumer class action lawsuits were filed in the District Court of Haifa. In the first case, the District Court denied the parties' joint motion to stay filed in January 2019, but to date has deferred Intel’s deadline to respond to the complaint in view of Intel’s pending motion to dismiss in the consolidated proceeding in the U.S. Intel filed a motion to stay the second case pending resolution of the consolidated proceeding in the U.S., and a hearing on that motion has been scheduled for November 2019. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
In addition to these lawsuits, Intel stockholders have filed multiple shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints seek to recover damages from the defendants on behalf of Intel. Some of the derivative actions were filed in the U.S. District Court for the Northern District of California and were consolidated, and the others were filed in the Superior Court of the State of California in San Mateo County and were consolidated. The federal court granted defendants' motion to dismiss the consolidated complaint in the federal action in August 2018 on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The federal court granted plaintiffs leave to amend their complaint, but subsequently dismissed the cases without prejudice in January 2019 at plaintiffs' request. In August 2018, the California Superior Court granted defendants' motion to dismiss the consolidated complaint in the state court action on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board, but granted plaintiffs leave to amend. In July 2019, the California Superior Court dismissed plaintiffs' amended complaint on the same grounds as the previous complaint, but again granted plaintiffs leave to amend. Defendants' motion to dismiss plaintiffs' second amended complaint is scheduled for hearing in November 2019.

FINANCIAL STATEMENTS	Notes to Financial Statements	21

MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A)
Third quarter revenue was $19.2 billion as our data-centric businesses grew 6% year over year, offset by the PC-centric business decline of 5%. Data-centric revenue was up compared to a year ago, driven by a strong mix of high-performance Intel® Xeon® processors in our DCG business and growth across all businesses. Our PC-centric business was down on lower year over year platform volume, partially offset by a strong mix of higher performance products as the commercial segment of the PC market remained strong. Lower platform unit sales and margin compression on memory products resulted in lower gross margins and operating income, which was partially offset by platform ASP strength and lower investments in modem. In the first nine months we generated $23.3 billion of cash flow from operations and returned $14.3 billion to stockholders, including $4.2 billion in dividends and $10.1 billion in buybacks. For key highlights of the results of our operations, see "A Quarter in Review."

	Three Months Ended				Nine Months Ended
	Q3 2019		Q3 2018		YTD 2019		YTD 2018
(Dollars in Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$19,190	100.0%	$19,163	100.0%	$51,756	100.0%	$52,191	100.0%
Cost of sales	7,895	41.1%	6,803	35.5%	21,494	41.5%	19,681	37.7%
Gross margin	11,295	58.9%	12,360	64.5%	30,262	58.5%	32,510	62.3%
Research and development	3,208	16.7%	3,428	17.9%	9,978	19.3%	10,110	19.4%
Marketing, general and administrative	1,486	7.7%	1,605	8.4%	4,608	8.9%	5,230	10.0%
Restructuring and other charges	104	0.5%	(72)	(0.4)%	288	0.6%	(72)	(0.1)%
Amortization of acquisition-related intangibles	50	0.3%	50	0.3%	150	0.3%	150	0.3%
Operating income	6,447	33.6%	7,349	38.3%	15,238	29.4%	17,092	32.7%
Gains (losses) on equity investments, net	318	1.7%	(75)	(0.4)%	922	1.8%	365	0.7%
Interest and other, net	(46)	(0.2)%	(132)	(0.7)%	(170)	(0.3)%	225	0.4%
Income before taxes	6,719	35.0%	7,142	37.3%	15,990	30.9%	17,682	33.9%
Provision for taxes	729	3.8%	744	3.9%	1,847	3.6%	1,824	3.5%
Net income	$5,990	31.2%	$6,398	33.4%	$14,143	27.3%	$15,858	30.4%

Earnings per share – diluted	$1.35		$1.38		$3.14		$3.35

MD&A	Consolidated Results & Analysis	22

REVENUE

SEGMENT REVENUE WALKS $B
Q3 2019 vs. Q3 2018	YTD 2019 vs. YTD 2018

Q3 2019 vs. Q3 2018
Our Q3 2019 revenue was $19.2 billion, flat from Q3 2018. Compared to a year ago, our data-centric businesses were collectively up 6% as platform ASPs increased due to richer core mix and NAND bit growth, partially offset by NSG ASP decline due to lower NAND market pricing. Revenue for our PC-centric business decreased by 5% year over year, primarily driven by platform volume decline compared to Q3 2018, when internal inventory was drawn on to meet demand, offset by ASP strength in our commercial market segment.
YTD 2019 vs. YTD 2018
Our YTD 2019 revenue was $51.8 billion, down $435 million, or 1% from YTD 2018. Our data-centric businesses were collectively down 2% as demand from enterprise and government data center customers weakened in the first half of 2019 and NSG ASPs declined due to lower NAND market pricing. Revenue for our PC-centric business was flat YTD 2019 compared to YTD 2018.

MD&A	Consolidated Results & Analysis	23

GROSS MARGIN
We derived most of our overall gross margin dollars from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q3 2019 decreased by $1.1 billion, or 8.6% compared to Q3 2018.

GROSS MARGIN $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$11,295	Q3 2019 Gross Margin
(855)	Lower gross margin from adjacent businesses primarily due to NAND, modem, and the absence of government grants recognized in Q3 2018
(500)	Higher platform unit cost primarily from increased mix of performance products
(140)	Lower gross margin from platform revenue
455
Lower period charges primarily due to lower factory start-up costs and sell-through of previously reserved non-qualified platform product, offset by higher initial production costs associated with our 10nm process technology

(25)	Other
$12,360	Q3 2018 Gross Margin

$30,262	YTD 2019 Gross Margin
(1,300)	Lower gross margin from adjacent businesses primarily due to NAND, the absence of government grants recognized in Q3 2018, modem, and IOTG
(695)	Higher platform unit cost primarily from increased mix of performance products
(370)	Lower gross margin from platform revenue
105
Lower period charges primarily due to lower factory start-up costs and sell-through of previously reserved non-qualified platform product, offset by higher initial production costs associated with our 10nm process technology

12	Other
$32,510	YTD 2018 Gross Margin

MD&A	Consolidated Results & Analysis	24

OPERATING EXPENSES
Total research and development (R&D) and marketing, general and administrative (MG&A) expenses for Q3 2019 were $4.7 billion, down 7% from Q3 2018, and were $14.6 billion for YTD 2019, down 5% from YTD 2018. These expenses represent 24.5% of revenue for Q3 2019 and 26.3% of revenue for Q3 2018, and 28.2% of revenue in the first nine months of 2019 and 29.4% of revenue in the first nine months of 2018.

RESEARCH AND DEVELOPMENT $B	MARKETING, GENERAL AND ADMINISTRATIVE $B
(Percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT
Q3 2019 – Q3 2018

R&D decreased by $220 million, or 6.4%, driven by the following:

-	Ramp down of 5G smartphone modem business
-	Profit dependent compensation due to a decrease in net income
+	Investments in data-centric businesses
YTD 2019 – YTD 2018

R&D decreased by $132 million, or 1.3%, driven by the following:

-	Ramp down of 5G smartphone modem business and other projects
-	Corporate spending efficiencies
-	Profit dependent compensation due to a decrease in net income
+	Investments in data-centric businesses
+	Investments in process technology

MARKETING, GENERAL AND ADMINISTRATIVE
Q3 2019 – Q3 2018

MG&A decreased by $119 million, or 7.4%, driven by the following:

-	Corporate spending efficiencies
-	Profit dependent compensation due to a decrease in net income
YTD 2019 – YTD 2018

MG&A decreased by $622 million, or 11.9%, driven by the following:

-	Corporate spending efficiencies
-	Profit dependent compensation due to a decrease in net income
-	Lack of expenses due to the Wind River Divestiture

MD&A	Consolidated Results & Analysis	25

CLIENT COMPUTING GROUP (CCG)
CCG is our largest business unit. The PC market remains a critical facet of our business, providing an important source of intellectual property, scale, and cash flow. CCG is dedicated to delivering client computing end-user solutions, focusing on higher growth segments of 2-in-1, thin-and-light, commercial, and gaming, as well as growing adjacencies such as WiFi and Thunderbolt™ technology. CCG is the human edge in a data-centric world. We deploy platforms that connect people to data and analytics, allowing each person to focus, create, and connect in ways that unlock their individual potential. We continued to be supply constrained in Q3, particularly at the value-end of the market, as higher than expected PC demand strength continues to outpace our supply despite capacity additions we have made this year.
We will be exiting the 5G smartphone modem business, while continuing to meet current customer commitments for our existing 4G modem product lines. We continue to pursue opportunities for 4G and 5G modems in PCs, as well as Internet of Things and other data-centric devices.

CCG REVENUE $B	CCG OPERATING INCOME $B

■ Platform	■ Adjacent

REVENUE SUMMARY
Our revenue in Q3 2019 was down 5% compared to Q3 2018, and flat YTD 2019 compared to YTD 2018. Q3 revenue decreased year over year driven by platform volume decline compared to Q3 2018, when internal inventory was drawn on to meet demand, offset by ASP strength from richer commercial segment mix and modem growth. Revenue was flat year to date compared to 2018, as the decline in platform volume was mostly offset by ASP strength from richer commercial segment mix and modem growth.

	Q3 2019 vs. Q3 2018			YTD 2019 vs. YTD 2018
(Dollars in Millions)%			$ Impact	%		$ Impact

Desktop platform volume	down	(11)%	$(362)	down	(10)%	$(890)
Desktop platform ASP	up	3%	105	up	5%	425
Notebook platform volume	down	(10)%	(568)	down	(6)%	(998)
Notebook platform ASP	up	4%	187	up	6%	905
Adjacent products and other			113			512

Total change in revenue			$(525)			$(46)

MD&A	Segment Results & Analysis	26

OPERATING INCOME SUMMARY
Operating income in Q3 2019 decreased 5% from Q3 2018, with an operating margin of 44%. Operating income YTD 2019 increased 5% from YTD 2018, with an operating margin of 41%.

(In Millions)
$4,305	Q3 2019 CCG Operating Income
(515)	Higher platform unit cost
(435)	Lower gross margin from platform revenue
(225)	Lower gross margin from adjacent businesses
690
Lower period charges primarily due to lower factory start-up costs and sell-through of previously reserved non-qualified platform product, offset by higher initial production costs associated with our 10nm process technology

265	Lower operating expenses primarily driven by lower investments in modem
(7)	Other
$4,532	Q3 2018 CCG Operating Income

$11,114	YTD 2019 CCG Operating Income
820
Lower period charges primarily due to lower factory start-up costs and sell-through of previously reserved non-qualified platform product, offset by higher initial production costs associated with our 10nm process technology

550	Lower operating expenses primarily driven by lower investments in modem
(595)	Higher platform unit cost
(130)	Lower gross margin from platform revenue
(110)	Lower gross margin from adjacent businesses
22	Other
$10,557	YTD 2018 CCG Operating Income

MD&A	Segment Results & Analysis	27

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

REVENUE SUMMARY
DCG delivered record revenue in Q3 2019, up 4% compared to Q3 2018 primarily driven by platform ASP strength partially offset by a decline in platform volume. In Q3 2019, revenue in the enterprise and government market segment was up 1%, cloud service providers market segment was up 3%, and the communication service providers market segment was up 11% year over year. Revenue was down 4% YTD 2019 compared to YTD 2018 as customers worked through inventory and the total addressable market (TAM) contracted in the enterprise and government market segment in the first half of 2019, partially offset by platform ASP strength and adjacencies growth.

	Q3 2019 vs. Q3 2018			YTD 2019 vs. YTD 2018
(Dollars in Millions)%			$ Impact	%		$ Impact

Platform volume	down	(6)%	$(315)	down	(8)%	$(1,306)
Platform ASP	up	9%	497	up	4%	599
Adjacent products	up	12%	62	up	4%	53

Total change in revenue			$244			$(654)

OPERATING INCOME SUMMARY
Operating income in Q3 2019 increased 1% from Q3 2018, with an operating margin of 49%. Operating income YTD 2019 decreased 20% from YTD 2018, with an operating margin of 42%.

(In Millions)
$3,115	Q3 2019 DCG Operating Income
225	Higher gross margin from platform revenue
(165)	Higher period charges, primarily associated with the initial ramp of 10nm
(27)	Other
$3,082	Q3 2018 DCG Operating Income

$6,756	YTD 2019 DCG Operating Income
(610)	Higher period charges, primarily associated with the initial ramp of 10nm
(540)	Lower gross margin from platform revenue
(425)	Higher DCG operating expenses
(90)	Lower gross margin from adjacent businesses and other
$8,421	YTD 2018 DCG Operating Income

MD&A	Segment Results & Analysis	28

INTERNET OF THINGS
As more intelligence is moving to the edge, more industries want to harness the power of data to create business value, innovate, and grow. We are using our architecture, accelerators, and software assets, combined with scale and partners, to develop a growing Internet of Things portfolio. Our Internet of Things portfolio is comprised of our Internet of Things Group (IOTG) and Mobileye businesses.
IOTG develops high-performance compute for targeted verticals and embedded markets. Our customers include retailers, manufacturers, health care providers, energy companies, automakers, and governments. We facilitate our customers creating, storing, and processing data generated by connected devices to accelerate business transformations.
Mobileye is the global leader in the development of computer vision and machine learning-based sensing, data analysis, localization, mapping, and driving policy technology for advanced driver assistance systems (ADAS) and autonomous driving. Mobileye’s ADAS products form the building blocks for higher levels of autonomy that are being pursued by the automotive industry. Our customers and strategic partners include major U.S. and global Tier 1 automotive system integrators.

INTERNET OF THINGS REVENUE $B	INTERNET OF THINGS OPERATING INCOME $B

■ IOTG	■ Mobileye	■ IOTG	■ Mobileye

REVENUE AND OPERATING INCOME SUMMARY

Q3 2019 vs. Q3 2018
IOTG delivered record net revenue of $1.0 billion, up $86 million, due to higher platform unit sales and higher ASPs from richer core mix. Operating income was $309 million, down $12 million driven by higher period charges offset by higher platform revenue.
Mobileye recognized record net revenue of $229 million, up $38 million due to increasing adoption of ADAS. Operating income was $67 million, up $15 million.

YTD 2019 vs. YTD 2018
IOTG net revenue was $2.9 billion, up $262 million, due to $230 million higher ASPs from richer core mix and $90 million higher platform unit sales, partially offset by lower revenue from our divestiture of Wind River in Q2 2018, which negatively impacted the revenue comparison by approximately $153 million in the first half of 2019. After adjusting for the Wind River divestiture, IOTG revenue grew 17%. Operating income was $854 million, up $63 million, primarily driven by higher platform revenue from richer core mix.
Mobileye net revenue was $639 million, up $124 million due to increasing adoption of ADAS. Operating income was $188 million, up $82 million.

MD&A	Segment Results & Analysis	29

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

REVENUE AND OPERATING INCOME SUMMARY

Q3 2019 vs. Q3 2018
NSG recognized record net revenue of $1.3 billion, up $209 million from Q3 2018, driven by $1.7 billion higher volume due to an increase in demand for NAND products offset by a $1.5 billion impact from lower ASP due to lower NAND market pricing. NSG had an operating loss of $499 million in Q3 2019, down $659 million from a Q3 2018 operating profit of $160 million. While we continued to see the ramp at Fab 68 drive cost improvements, the decline in ASP and the absence of $160 million in government grants recognized in Q3 2018 more than offset the improved unit cost, resulting in lower gross margins.

YTD 2019 vs. YTD 2018
Net revenue was $3.1 billion, down $55 million, driven by a $3.2 billion impact from lower ASP due to lower NAND market pricing, offset by $3.1 billion higher volume due to an increase in demand for NAND products. NSG had an operating loss of $1.1 billion, down $1.1 billion from a Q3 YTD 2018 operating profit of $14 million. While we continued to see the ramp at Fab 68 drive cost improvements, the decline in ASP and the absence of $160 million in government grants recognized in Q3 2018 more than offset the improved unit cost, resulting in lower gross margins.

MD&A	Segment Results & Analysis	30

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

REVENUE AND OPERATING INCOME SUMMARY

Q3 2019 vs. Q3 2018
Revenue was $507 million, up $11 million as 5G/wireless grew 64% and advanced products (28nm, 20nm, and 14nm process technologies) grew 26% offset by softness in cloud and enterprise, which was down 12% year over year. Operating income was $92 million, down $14 million.

YTD 2019 vs. YTD 2018
Revenue was $1.5 billion, down $29 million, driven by a decline in our cloud and enterprise market segment, offset by strength in wireless and advanced products (28nm, 20nm, and 14nm process technologies). Operating income was $233 million, down $71 million.

MD&A	Segment Results & Analysis	31

GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q3 2019	Q3 2018	YTD 2019	YTD 2018
Gains (losses) on equity investments, net	$318	$(75)	$922	$365
Interest and other, net	$(46)	$(132)	$(170)	$225
Gains (losses) on equity investments, net
We recognized a net gain during Q3 2019 of $318 million due to ongoing mark-to-market gains of $114 million, primarily related to Cloudera, Inc. (Cloudera), and observable price adjustments of $84 million. We recognized a net gain during the first nine months of 2019 primarily due to dividends of $515 million from McAfee and ongoing mark-to-market gains from ASML Holdings N.V. (ASML), partially offset by ongoing mark-to-market losses from Cloudera. We have fully sold our equity investment in ASML.
We recognized a net loss during Q3 2018 primarily due to an impairment charge of $290 million from our equity method investment in IM Flash Technologies, LLC (IMFT). We recognized a net gain during the first nine months of 2018 primarily due to ongoing mark-to-market gains of $379 million on our marketable equity securities, primarily related to our interests in ASML and Cloudera, partially offset by the IMFT impairment charge.
Interest and other, net
For the nine months ended September 28, 2019, we paid $1.5 billion to satisfy conversion obligations for $590 million of our $2.0 billion 3.25% junior subordinated convertible debentures due 2039 (2009 debentures) and recognized a loss of $148 million in interest and other, net and $990 million as a reduction in stockholders' equity related to the conversion feature. For the nine months ended September 29, 2018, we paid $1.9 billion to satisfy conversion obligations for $793 million of our 2009 debentures and recognized a loss of $211 million in interest and other, net and $1.3 billion as a reduction in stockholders' equity related to the conversion feature.
We recognized a net gain for the first nine months of 2018 primarily due to a $494 million gain on the divestiture of Wind River in Q2 2018.
PROVISION FOR TAXES

(Dollars in Millions)	Q3 2019	Q3 2018	YTD 2019	YTD 2018
Income before taxes	$6,719	$7,142	$15,990	$17,682
Provision for taxes	$729	$744	$1,847	$1,824
Effective tax rate	10.8%	10.4%	11.6%	10.3%
The increase in effective tax rate was primarily driven by one-time benefits that occurred in the first nine months of 2018.

MD&A	Consolidated Results & Analysis	32

LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Sep 28, 2019	Dec 29, 2018
Cash and cash equivalents, short-term investments, and trading assets	$12,025	$11,650
Other long-term investments	$3,428	$3,388
Loans receivable and other	$1,693	$1,550
Reverse repurchase agreements with original maturities greater than three months	$350	$250
Total debt	$28,907	$26,359
Temporary equity	$166	$419
Debt as percentage of permanent stockholders’ equity	38.9%	35.4%
Cash generated by operations is our primary source of liquidity. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. When assessing our sources of liquidity, we include investments as shown in the preceding table. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of September 28, 2019, $1.3 billion of commercial paper remained outstanding.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential acquisitions, strategic investments, dividends, and common stock repurchases.

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks

	Nine Months Ended
(In Millions)	Sep 28, 2019	Sep 29, 2018
Net cash provided by operating activities	$23,257	$22,532
Net cash used for investing activities	(9,920)	(9,419)
Net cash provided by (used for) financing activities	(12,421)	(13,139)
Net increase (decrease) in cash and cash equivalents	$916	$(26)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first nine months of 2019 compared to the first nine months of 2018, the $725 million increase in cash provided by operations was primarily attributable to changes in working capital. Cash flow related to working capital was up due to changes in income tax and other asset and liability balances offset by customer utilization of prepaid supply agreement payments and continued inventory build.

MD&A	Consolidated Results & Analysis	33

Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher in the first nine months of 2019 compared to the first nine months of 2018 primarily due to a lower use of cash from our net trading assets, lower proceeds from divestitures, and increased capital expenditures. The increase was partially offset by a higher source of cash from available-for-sale debt investments, net.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was lower in the first nine months of 2019 compared to the first nine months of 2018 due to collateral received for our fair value hedges associated with our senior notes and lower debt conversions and repayments. The decrease was partially offset by increased repurchases of common stock as well as lower issuance of commercial paper.
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

MD&A	Consolidated Results & Analysis	34

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within "Other Key Information" in our 2018 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 (Q2 2019 Form 10-Q) could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section in our 2018 Form 10-K, as updated by our Q2 2019 Form 10-Q, remains current in all material respects.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
NON-GAAP FINANCIAL MEASURES
In addition to disclosing financial results in accordance with GAAP, this document contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance.
Our non-GAAP financial measures reflect adjustments based on one or more of the following items, as well as the related income tax effects where applicable. Income tax effects have been calculated using an appropriate tax rate for each adjustment. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated.
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

Restructuring and other charges
Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include asset impairments, pension charges, and costs associated with the exit of the 5G smartphone modem business. We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures. We believe that these costs do not reflect our current operating performance. Consequently, our non-GAAP adjustments exclude these charges to facilitate an evaluation of our current operating performance and comparisons to our past operating performance.
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
Tax Reform adjustment
During 2018, we made adjustments to our U.S. Tax Cuts and Jobs Act (Tax Reform) provisional tax estimates that we recorded in Q4 2017. We exclude these provisional tax adjustments when calculating certain non-GAAP measures. We believe excluding these adjustments facilitates a better evaluation of our current operating performance and comparisons to past operating performance.
Following are the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Sep 28, 2019	Sep 29, 2018
Operating income	$6,447	$7,349
Amortization of acquisition-related intangible assets	338	326
Restructuring and other charges	104	(72)
Non-GAAP operating income	$6,889	$7,603

Earnings per share - diluted	$1.35	$1.38
Amortization of acquisition-related intangible assets	0.08	0.07
Restructuring and other charges	0.02	(0.02)
Ongoing mark-to-market on marketable equity securities	(0.02)	—
Tax Reform	—	(0.02)
Income tax effect	(0.01)	(0.01)
Non-GAAP earnings per share - diluted	$1.42	$1.40

OTHER KEY INFORMATION	36

ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of September 28, 2019, we were authorized to repurchase up to $90.0 billion, of which $7.2 billion remained available. Our Board of Directors subsequently approved a $20.0 billion increase in the authorization limit in October 2019.
Common stock repurchase activity under our publicly announced stock repurchase program during the third quarter of 2019 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Program (In Millions)
June 30, 2019 - July 27, 2019	22.5	$49.63	$10,621
July 28, 2019 - August 24, 2019	36.8	$47.36	$8,877
August 25, 2019 - September 28, 2019	32.7	$49.81	$7,249
Total	92.0
We issue Restricted Stock Units (RSUs) as part of our equity incentive plans. In our consolidated condensed financial statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase program and accordingly are not included in the common stock repurchase totals in the preceding table.

OTHER KEY INFORMATION	37

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 16, 2019	8-K	000-06217	3.2	1/17/2019
4.1
Supplemental Indenture No. 1, dated as of August 27, 2019, to the Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009
X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

OTHER KEY INFORMATION	38

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 22 - 32
	Liquidity and capital resources	Pages 33 - 34
	Off-balance sheet arrangements	(a)
	Contractual obligations	(b)
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 34
Item 4.	Controls and Procedures	Page 35

Part II - Other Information
Item 1.	Legal Proceedings	Pages 19 - 21
Item 1A.	Risk Factors	Page 35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 37
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 38

Signatures		Page 40

(a)	As of September 28, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

(b)	There were no material changes to our significant contractual obligations from those disclosed in our 2018 Form 10-K.

OTHER KEY INFORMATION	39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 24, 2019	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	October 24, 2019	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

40