Form 10-Q
period 2020-03-28
INTEL CORP
filed 2020-04-24
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 28, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 28, 2020, the registrant had outstanding 4,234 million shares of common stock.

THE ORGANIZATION OF OUR QUARTERLY REPORT ON FORM 10-Q
The order and presentation of content in our Form 10-Q differs from the traditional SEC Form 10-Q format. Our format is designed to improve readability and better presents how we organize and manage our business. See "Form 10-Q Cross-Reference Index" within Other Key Information for a cross-reference index to the traditional SEC Form 10-Q format. To reflect our focus on transforming from a PC-centric1 company to a data-centric company, we have presented our data-centric businesses1 first in the "Segment Trends and Results" within MD&A.
We have defined certain terms and abbreviations used throughout our Form 10-Q in "Key Terms" within the Consolidated Condensed Financial Statements and Supplemental Details.
The preparation of our Consolidated Condensed Financial Statements is in conformity with U.S. GAAP. Our Form 10-Q includes key metrics that we use to measure our business, some of which are non-GAAP measures. See "Non-GAAP Financial Measures" within MD&A for an explanation of these measures and why management uses them and believes they provide investors with useful supplemental information.

[1]	Intel's definition is included in "Key Terms" within the Consolidated Condensed Financial Statements and Supplemental Details.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipate," "expect," "intend," "pledge," "committed," "plans," "opportunities," "future," "believes," "target," "on-track," "estimates," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to future responses to and effects of COVID-19; projections of our future financial performance and demand; our anticipated growth and trends in our businesses or operations; projected growth and trends in markets relevant to our businesses; future products and technology and the expected availability and benefits of such products and technology; expectations regarding construction projects; expected timing and impact of acquisitions, divestitures, and other significant transactions; expected completion of restructuring activities; availability, uses, sufficiency, and cost of capital and capital resources, including expected returns to stockholders such as dividends and share repurchases; accounting estimates and judgments regarding reported matters, events and contingencies and the actual results thereof; future production capacity and product supply, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 28, 2019, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

Intel, the Intel logo, 3D XPoint, Intel Atom, Intel Core, Intel Optane, and Xeon, are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

OUR PANDEMIC RESPONSE
Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees. As governments institute new restrictions on commercial operations, we are working to ensure our compliance while also maintaining business continuity for essential operations in our factories. At this time, our factories continue to operate around the world in accordance with guidance issued by local and national government authorities. We remain open as we support our employees who work in labs and factories critical to our world’s digital infrastructure.
For the first three months of 2020 we observed strong notebook platform demand driven by the increase in working and learning from home and saw continued strength in data center demand as cloud service providers increased capacity. However, weakness in the industrial and retail verticals drove weaker demand in our IOTG business.
Our technology runs most of the world’s internet, communications, and government digital infrastructures, and our products and capabilities are delivering vital computing power for medical research, robotics for assisted patient care, and artificial intelligence and data analytics for public health. Our platforms that support telemedicine have also taken on greater importance since the outbreak of COVID-19 as hospitals and healthcare workers scale to meet the increasing demand for care. The PCs and networking technologies that we and our customers deliver are supporting the unprecedented volume of remote workers and enabling personal connections while social distancing.
We are focused on protecting the health and safety of our employees and we continue to operate to deliver for our customers while contributing to our communities.
OUR EMPLOYEES
Intel’s Pandemic Leadership Team, established more than 15 years ago to improve Intel’s crisis management response capability, is deeply engaged to keep our employees safe. This specialized team includes medical and safety experts who work to safeguard the well-being of employees and minimize the spread of infection. They also collaborate with local governments and public health organizations and implement their recommendations. In the past, the team has successfully helped us manage through global health issues such as bird flu, SARS, Ebola, Zika, and the H1N1 virus.
Working-from-home and social distancing policies. As we navigate through the effects of the COVID-19 pandemic we are working to ensure compliance with orders and restrictions imposed by government authorities. We have significantly reduced the number of people in our offices, helping to protect our employees who work in our labs and factories and who are essential to keeping our business running. Maintaining safe facilities is core to how we operate, and we are implementing additional practices in our fabs and assembly test plants so manufacturing employees can safely continue performing critical work on site. In addition to increased cleaning of our facilities, our manufacturing sites are taking extra steps to effectively implement social distancing. Some of these measures include staggering shift changes, adjusting meeting locations and schedules, limiting activities that require close proximity, and making thermometers and masks available (in addition to the normal protective gear worn by many factory employees). At our construction sites, we are working closely with our general contractors to implement social distancing, increased cleaning, and other protocols to safeguard the health of all workers on site.
Compensation and expanded benefits. We are investing more than $100 million in additional benefits to aid and support employees, including special recognition for employees that have been working on-site and healthcare coverage changes under the U.S. Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
Employees and contractors asked to work from home or self-quarantine due to travel restrictions will be paid their regular pay, and Intel will reimburse up to 30 days of care services for employees who need backup childcare and/or elder care in the case where there are school or care center closures or if an employee or family member is required to be self-quarantined.
To aid in the overall well-being of our employees, we also have our existing global Employee Assistance Plan that provides confidential counseling and work-life services to employees and immediate family members.
OUR CUSTOMERS
We are in the midst of what is likely a historic deployment of remote work and digital access to services. We are committed to our customers to enable the support they need to continue providing vital services, tools, and infrastructure to millions.
Operations. Our factories continue to operate world-wide in compliance with the orders and restrictions imposed by government authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. Our world-class safety standards have to date allowed our factories to continue to operate safely and with mostly on-time deliveries. We only allow employees in our factories who are essential to the factories’ operations. By design, our “cleanrooms” and factories are among the cleanest places in the world. While most of our construction projects have remained operational, we temporarily paused a few projects due to local government restrictions at a small number of our sites. We currently expect these interruptions to have minimal impact on our product ramps and do not expect them to impact our process technology transition timelines. We remain on-track to add sufficient wafer capacity this year to meet anticipated market demand and restore our PC unit inventory levels.

OUR PANDEMIC RESPONSE	2

Supply chain. Our employees and partners around the world have collaborated and leveraged lessons learned—in recent months and from past challenges—to safely keep the global tech supply chain functioning. Our Pandemic Leadership Team is at the center of these efforts and through our Business Continuity Program we perform ongoing work with our suppliers to review their preparations to handle sudden disruptions to the supply chain. We have taken several actions throughout the pandemic to address our supply chain. For example:

•
Where feasible and practicable, we increased inventory of raw materials as well as our supply of our finished goods coming out of China in early February. It is our practice to plan for scenarios where supply will be restricted or compromised in our supply chain for 30-60 days or more.

•
We activated backup planning to reroute and obtain charter flights if needed into and from China, securing capacity early. As the virus spread, we leveraged the successful methodology used in China for other parts of Asia and Europe.

•	We evaluated the end-to-end supply line needs for all products ramping this year, worked on securing supply lines and deployed our business continuity plans to mitigate potential risks.
We are working with governments around the world to confirm our compliance with local requirements for continued operation as an essential business. We have also worked closely with our suppliers to help protect their employees' health and safety, to provide supplier assistance to mitigate supply disruptions, and to clarify our continued expectations for labor practices and human rights in line with the Responsible Business Alliance Code of Conduct.
OUR COMMUNITY
Intel has a longstanding commitment to support the local communities where we operate and to create a better world through the power of our technology. We have committed over $60 million to accelerate access to technology needed to combat the crisis and to support the needs of frontline healthcare workers and people in our local communities. We've also been inspired by our employees who have proposed innovative ideas for how we can apply our resources and technology to support our stakeholders throughout this crisis.
Using our technology to help. In April, we pledged $50 million in a Pandemic Response Technology Initiative to combat COVID-19 through accelerating access to technology at the point of patient care, speeding scientific research, and ensuring access to online learning for students. A portion of this amount has been allocated to an additional innovation fund that supports requests from external partners and employee-led relief projects where access to Intel expertise and resources can have immediate impact. This initiative builds on prior announcements of $10 million in donations that are supporting local communities during this critical time.
We are providing access to our intellectual property and partnering with customers to put technology to work towards understanding and fighting COVID-19. For example:

•
We are giving COVID-19 scientists and researchers free access to our worldwide intellectual property portfolio. We will continue to invent—and protect—our intellectual property, but we offer it freely to those working to protect people from this pandemic.

•
We are teaming with Lenovo and BGI Genomics to accelerate the analysis of genomic characteristics of COVID-19. Our combined work will further advance the capabilities of BGI’s sequencing tools to help scientists investigate transmission patterns of the virus and create better diagnostic methods.

•	We are deploying Intel platform-based robots in hospitals to protect doctors and nurses by transporting medical supplies and surgical equipment to reduce human-to-human interactions.

•	We are working with Dyson and medical consultancy firm TTP to supply FPGAs for CoVent, a new ventilator specifically designed in response to the U.K. government’s request for help.

•	We are collaborating with Medtronic to add remote monitoring capabilities to their PB980 ventilator, which helps reduce exposure for healthcare providers treating COVID-19 patients.
Philanthropic efforts. We are also committed to providing monetary and non-monetary support to our communities. For example:

•	We committed a $1 million donation to the International Red Cross to support global relief efforts for the COVID-19 pandemic.

•
We announced the Intel Foundation is providing $4 million to support COVID-19 relief efforts in communities where we have significant presence. The foundation also offered a special monetary matching opportunity for every regular full-time and part-time employee and U.S. Intel retiree up to a total of $2 million for relief efforts around major Intel sites.

•	We donated more than 1 million items of personal protective equipment—masks, gloves, and other gear—to healthcare workers that were sourced from our factory stock and emergency supplies.

•	We also joined the global XPRIZE Pandemic Alliance along with other companies to fuel collaboration on solutions through shared innovation to effectively address the immediate needs of the crisis.

OUR PANDEMIC RESPONSE	3

MOVING FORWARD
There is uncertainty around the impacts the pandemic will have on our business and the additional measures that may be necessary going forward. We will continue to actively monitor the situation, including the status of our workforce and factories, supply chain, and customers, suppliers, and vendors, to determine the appropriate actions to protect the health and safety of our employees and our ongoing operations for our customers. This includes actions informed by the requirements and recommendations of the federal, state or local authorities.
Economic and demand uncertainty in the current environment may impact our future results. We continue to assess how the effects of COVID-19 on the economy may offset the immediate catalysts from more remote work and learning, and we recognize that our operations could be disrupted if our employees working in our fabs and factories contract the virus. We expect continued strength from cloud service providers and communications service providers in the second quarter of 2020, and anticipate enterprise and government demand to weaken in the second half of 2020. We also expect lower demand in IOTG and Mobileye for the rest of the year. As global GDP estimates are revised down, we expect PC TAM to decline in the second half of the year. We remain focused on cash flow management, including careful management of operating expenses, capital expenditures, and working capital.

OUR PANDEMIC RESPONSE	4

A QUARTER IN REVIEW
Total revenue of $19.8 billion was up $3.8 billion year over year as our data-centric businesses and PC-centric business grew by 34% and 14% respectively. Data-centric revenue was up, driven by growth across all DCG business market segments, strong mix of high-performance Intel® Xeon® processors, NSG bit growth, and improved NAND pricing. Our PC-centric business was up, driven by notebook platform1 volume strength and higher modem sales. Increased platform unit sales, ASP strength, and lower period charges resulted in higher gross margins and operating income, partially offset by higher platform unit cost. In the first three months we generated $6.2 billion of cash flow from operations and returned $5.6 billion to stockholders, including $1.4 billion in dividends and $4.2 billion in buybacks.

REVENUE	OPERATING INCOME	DILUTED EPS	CASH FLOWS
■ PC-CENTRIC $B ■ DATA-CENTRIC $B	■ GAAP $B ■ NON-GAAP $B	■ GAAP ■ NON-GAAP	■ OPERATING CASH FLOW $B ■ FREE CASH FLOW $B

$19.8B	$7.0B	$7.5B	$1.31	$1.45	$6.2B	$2.9B
GAAP	GAAP	non-GAAP[2]	GAAP	non-GAAP[2]	GAAP	non-GAAP[2]
Revenue up $3.8B or 23% from Q1 2019	Operating income up $2.9B or 69% from Q1 2019; Q1 2020 operating margin at 35%	Operating income up $3.0B or 67% from Q1 2019; Q1 2020 operating margin at 38%	Diluted EPS up $0.44 or 51% from Q1 2019	Diluted EPS up $0.56 or 63% from Q1 2019	Operating cash flow up $1.2B or 24% from Q1 2019	Free cash flow up $1.3B or 76% from Q1 2019

Growth in most data-centric businesses and growth in the PC-centric business
Higher gross margin from increase in platform unit sales and platform ASP strength, lower period charges, NAND market recovery and improved NAND unit cost, partially offset by increase in platform unit cost

Higher platform volume, platform ASP strength, lower period charges, NAND market recovery and improved unit cost, and lower shares outstanding, partially offset by higher platform unit cost and higher tax
					Higher net income offset by working capital changes driven by other assets and liabilities and accounts receivable
BUSINESS SUMMARY

•
We introduced a broad, data-centric portfolio for 5G network infrastructure including the new Intel Atom® P5900, a 10nm SoC for wireless base stations; a next-generation structured ASIC for 5G network acceleration; and the launch of new 2nd Gen Intel® Xeon® Scalable processors.

•
We announced the 10th Gen Intel® Core™ H-series mobile processors, a new family of mobile processors aimed at gamers and creators everywhere, which deliver faster performance with up to 5.3GHz Turbo, eight cores, and 16 threads.

•
We experienced growth in most data-centric businesses. DCG grew across all segments and adjacencies continued to ramp. NSG grew with record revenue driven by NAND and Intel® Optane™ memory bit growth and higher ASP. Mobileye recognized record revenue with increasing ADAS adoption. IOTG declined on COVID-19 impact.

•	PC-centric growth was driven by notebook demand strength as consumers and businesses are relying on PCs for working and learning at home.

[1]	See "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.

[2]	See "Non-GAAP Financial Measures" within MD&A.

A QUARTER IN REVIEW	5

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Mar 28, 2020	Mar 30, 2019
Net revenue	$19,828	$16,061
Cost of sales	7,812	6,972
Gross margin	12,016	9,089
Research and development	3,275	3,332
Marketing, general and administrative	1,541	1,583
Restructuring and other charges	162	—
Operating expenses	4,978	4,915
Operating income	7,038	4,174
Gains (losses) on equity investments, net	(111)	434
Interest and other, net	(313)	(61)
Income before taxes	6,614	4,547
Provision for taxes	953	573
Net income	$5,661	$3,974
Earnings per share—basic	$1.33	$0.88
Earnings per share—diluted	$1.31	$0.87
Weighted average shares of common stock outstanding:
Basic	4,266	4,492
Diluted	4,312	4,564
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	6

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In Millions; Unaudited)	Mar 28, 2020	Mar 30, 2019
Net income	$5,661	$3,974
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	(268)	102
Actuarial valuation and other pension benefits (expenses), net	12	9
Translation adjustments and other	(5)	50
Other comprehensive income (loss)	(261)	161
Total comprehensive income	$5,400	$4,135
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	7

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Mar 28, 2020	Dec 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,380	$4,194
Short-term investments	1,296	1,082
Trading assets	8,127	7,847
Accounts receivable	8,455	7,659
Inventories	9,246	8,744
Other current assets	2,997	1,713
Total current assets	41,501	31,239
Property, plant and equipment, net of accumulated depreciation of $75,686 ($73,321 as of December 28, 2019)	56,770	55,386
Equity investments	3,880	3,967
Other long-term investments	2,943	3,276
Goodwill	26,276	26,276
Identified intangible assets, net	10,429	10,827
Other long-term assets	5,911	5,553
Total assets	$147,710	$136,524

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$3,464	$3,693
Accounts payable	4,638	4,128
Accrued compensation and benefits	2,358	3,853
Other accrued liabilities	13,435	10,636
Total current liabilities	23,895	22,310
Debt	36,455	25,308
Contract liabilities	1,353	1,368
Income taxes payable, non-current	4,651	4,919
Deferred income taxes	2,027	2,044
Other long-term liabilities	2,975	2,916
Contingencies (Note 12)
Temporary equity	—	155
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,234 issued and outstanding (4,290 issued and outstanding as of December 28, 2019)	25,251	25,261
Accumulated other comprehensive income (loss)	(1,541)	(1,280)
Retained earnings	52,644	53,523
Total stockholders’ equity	76,354	77,504
Total liabilities, temporary equity, and stockholders’ equity	$147,710	$136,524
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	8

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In Millions; Unaudited)	Mar 28, 2020	Mar 30, 2019

Cash and cash equivalents, beginning of period	$4,194	$3,019
Cash flows provided by (used for) operating activities:
Net income	5,661	3,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,623	2,229
Share-based compensation	449	389
Amortization of intangibles	427	396
(Gains) losses on equity investments, net	134	(274)
Changes in assets and liabilities:
Accounts receivable	(796)	(235)
Inventories	(548)	(512)
Accounts payable	117	196
Accrued compensation and benefits	(1,500)	(1,620)
Prepaid supply agreements	(87)	(228)
Income taxes	753	440
Other assets and liabilities	(1,075)	204
Total adjustments	497	985
Net cash provided by operating activities	6,158	4,959
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,268)	(3,321)
Purchases of available-for-sale debt investments	(513)	(872)
Maturities and sales of available-for-sale debt investments	625	948
Purchases of trading assets	(3,897)	(1,869)
Maturities and sales of trading assets	3,660	1,554
Sales of equity investments	20	1,077
Other investing	(363)	(239)
Net cash used for investing activities	(3,736)	(2,722)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	—	1,682
Issuance of long-term debt, net of issuance costs	10,247	135
Repayment of debt and debt conversion	(1,075)	(861)
Proceeds from sales of common stock through employee equity incentive plans	503	290
Repurchase of common stock	(4,229)	(2,530)
Payment of dividends to stockholders	(1,408)	(1,414)
Other financing	726	596
Net cash provided by (used for) financing activities	4,764	(2,102)
Net increase (decrease) in cash and cash equivalents	7,186	135
Cash and cash equivalents, end of period	$11,380	$3,154

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,294	$2,259
Cash paid during the period for:
Interest, net of capitalized interest	$67	$109
Income taxes, net of refunds	$211	$125
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	9

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In Millions, Except Per Share Amounts; Unaudited)	Shares	Amount
Three Months Ended

Balance as of December 29, 2019	4,290	$25,261	$(1,280)	$53,523	$77,504
Net income	—	—	—	5,661	5,661
Other comprehensive income (loss)	—	—	(261)	—	(261)
Employee equity incentive plans and other	17	620	—	—	620
Share-based compensation	—	449	—	—	449
Temporary equity reduction	—	155	—	—	155
Convertible debt	—	(750)	—	—	(750)
Repurchase of common stock	(71)	(420)	—	(3,689)	(4,109)
Restricted stock unit withholdings	(2)	(64)	—	(32)	(96)
Cash dividends declared ($0.66 per share)	—	—	—	(2,819)	(2,819)
Balance as of March 28, 2020	4,234	$25,251	$(1,541)	$52,644	$76,354

Balance as of December 28, 2018	4,516	$25,365	$(974)	$50,172	$74,563
Net income	—	—	—	3,974	3,974
Other comprehensive income (loss)	—	—	161	—	161
Employee equity incentive plans and other	11	372	—	—	372
Share-based compensation	—	389	—	—	389
Temporary equity reduction	—	145	—	—	145
Convertible debt	—	(592)	—	—	(592)
Repurchase of common stock	(49)	(278)	—	(2,172)	(2,450)
Restricted stock unit withholdings	(1)	(55)	—	(17)	(72)
Cash dividends declared ($0.63 per share)	—	—	—	(2,829)	(2,829)
Balance as of March 30, 2019	4,477	$25,346	$(813)	$49,128	$73,661
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Stockholders' Equity	10

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 :	BASIS OF PRESENTATION
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our Form 10-K for the fiscal year ended December 28, 2019.
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the Consolidated Financial Statements in our 2019 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

NOTE 2 :	OPERATING SEGMENTS

We manage our business through the following operating segments:

•	DCG

•	IOTG

•	Mobileye

•	NSG

•	PSG

•	CCG
We derive a substantial majority of our revenue from platform products, which are our principal products and considered as one class of product. We offer platform products that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or a multichip package. Platform products are used in various form factors across our DCG, IOTG, and CCG operating segments. Our non-platform, or adjacent products, can be combined with platform products to form comprehensive platform solutions to meet customer needs.
DCG and CCG are our reportable operating segments. IOTG, Mobileye, NSG, and PSG do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. Our Internet of Things portfolio, presented as Internet of Things, is comprised of IOTG and Mobileye operating segments.
We have an “all other” category that includes revenue, expenses, and charges such as:

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
The CODM, who is our CEO, does not evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except for these differences, the accounting policies for segment reporting are the same as for Intel as a whole.

FINANCIAL STATEMENTS	Notes to Financial Statements	11

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2020	Mar 30, 2019
Net revenue:
Data Center Group
Platform	$6,427	$4,482
Adjacent	566	420
	6,993	4,902
Internet of Things
IOTG	883	910
Mobileye	254	209
	1,137	1,119

Non-Volatile Memory Solutions Group	1,338	915
Programmable Solutions Group	519	486
Client Computing Group
Platform	8,712	7,824
Adjacent	1,063	762
	9,775	8,586

All other	66	53
Total net revenue	$19,828	$16,061

Operating income (loss):
Data Center Group	$3,492	$1,841

Internet of Things
IOTG	243	251
Mobileye	88	68
	331	319

Non-Volatile Memory Solutions Group	(66)	(297)
Programmable Solutions Group	97	89
Client Computing Group	4,225	3,072
All other	(1,041)	(850)
Total operating income	$7,038	$4,174

FINANCIAL STATEMENTS	Notes to Financial Statements	12

Disaggregated net revenue for each period was as follows:

	Three Months Ended
(In Millions)	Mar 28, 2020	Mar 30, 2019
Platform revenue
DCG platform	$6,427	$4,482
IOTG platform	795	825
CCG Desktop platform	2,840	2,886
CCG Notebook platform	5,857	4,926
CCG other platform[1]	15	12
	15,934	13,131

Adjacent revenue[2]	3,894	2,930
Total revenue	$19,828	$16,061

[1]	Includes our tablet and service provider revenue.

[2]	Includes all of our non-platform products for DCG, IOTG, and CCG such as modem, Ethernet, and silicon photonics, as well as Mobileye, NSG, and PSG products.
Planned Divestiture of our Home Gateway Platform Division
We signed a definitive agreement on April 5, 2020 to sell the majority of Home Gateway Platform, a division of CCG. The transaction contemplates the transfer of certain employees, equipment, and an on-going supply agreement for future units. We reclassified the assets and liabilities as held-for-sale within other current assets/liabilities. We expect to close the transaction in the third quarter of 2020.

NOTE 3 :	EARNINGS PER SHARE

We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 28, 2020	Mar 30, 2019
Net income available to common stockholders	$5,661	$3,974
Weighted average shares of common stock outstanding—basic	4,266	4,492
Dilutive effect of employee equity incentive plans	46	53
Dilutive effect of convertible debt	—	19
Weighted average shares of common stock outstanding—diluted	4,312	4,564
Earnings per share—basic	$1.33	$0.88
Earnings per share—diluted	$1.31	$0.87
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan.
In January 2020, we fully redeemed the remaining principal of our 2009 Debentures. We included our 2009 Debentures in the calculation of diluted earnings per share of common stock in 2019 by applying the treasury stock method because the average market price was above the conversion price.
Securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share in all periods presented.

FINANCIAL STATEMENTS	Notes to Financial Statements	13

NOTE 4 :	CONTRACT LIABILITIES

(In Millions)	Mar 28, 2020	Dec 28, 2019
Prepaid supply agreements	$1,718	$1,805
Other	271	236
Total contract liabilities	$1,989	$2,041

Contract liabilities are primarily related to prepayments received from customers on long-term prepaid supply agreements toward future NSG product delivery. The short-term portion of contract liabilities is reported on the Consolidated Condensed Balance Sheets within other accrued liabilities.
The following table shows the changes in contract liability balances relating to long-term prepaid supply agreements during the first three months of 2020:

(In Millions)
Prepaid supply agreements balance as of December 28, 2019	$1,805
Prepayments utilized	(87)
Prepaid supply agreements balance as of March 28, 2020	$1,718

If new long-term prepaid supply agreements are entered into and performance obligations are negotiated, this component of the contract liability balance will increase, and as customers purchase product and utilize their prepaid balances, the balance will decrease.
The timing and amount of future anticipated revenues from these agreements may vary from our expectations due to changes in supply, demand, and market pricing.

NOTE 5 :	OTHER FINANCIAL STATEMENT DETAILS

INVENTORIES

(In Millions)	Mar 28, 2020	Dec 28, 2019
Raw materials	$877	$840
Work in process	6,654	6,225
Finished goods	1,715	1,679
Total inventories	$9,246	$8,744

INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2020	Mar 30, 2019
Interest income	$93	$135
Interest expense	(135)	(138)
Other, net	(271)	(58)
Total interest and other, net	$(313)	$(61)

Interest expense in the preceding table is net of $83 million of interest capitalized in the first three months of 2020 ($125 million in the first three months of 2019).

FINANCIAL STATEMENTS	Notes to Financial Statements	14

NOTE 6 :	RESTRUCTURING AND OTHER CHARGES
A restructuring program was approved in the first quarter of 2020 to further align our workforce with our continuing investments in the business and execute the planned divestiture of Home Gateway Platform, a division of CCG. We expect these actions to be substantially complete in the third quarter of 2020.
Restructuring and other charges by type for the period were as follows:

Three Months Ended
(In Millions)	Mar 28, 2020
Employee severance and benefit arrangements	$105
Asset impairment and other charges	57
Total restructuring and other charges	$162

NOTE 7 :	INVESTMENTS

DEBT INVESTMENTS
Trading Assets
Net losses related to trading assets still held at the reporting date were $231 million in the first three months of 2020 ($16 million of net gains in the first three months of 2019). Net gains on the related derivatives were $100 million in the first three months of 2020 ($2 million of net gains in the first three months of 2019).
Available-for-Sale Debt Investments

	March 28, 2020				December 28, 2019
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$3,656	$46	$(9)	$3,693	$2,914	$44	$—	$2,958
Financial institution instruments	9,482	12	(2)	9,492	3,007	15	(1)	3,021
Government debt	748	11	(1)	758	560	4	—	564
Total available-for-sale debt investments	$13,886	$69	$(12)	$13,943	$6,481	$63	$(1)	$6,543

Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of March 28, 2020 and December 28, 2019.
The fair value of available-for-sale debt investments, by contractual maturity, as of March 28, 2020, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$3,443
Due in 1–2 years	1,589
Due in 2–5 years	1,354
Due after 5 years	—
Instruments not due at a single maturity date	7,557
Total	$13,943

FINANCIAL STATEMENTS	Notes to Financial Statements	15

EQUITY INVESTMENTS

(In Millions)	Mar 28, 2020	Dec 28, 2019
Marketable equity securities	$330	$450
Non-marketable equity securities	3,522	3,480
Equity method investments	28	37
Total	$3,880	$3,967

We recognized $143 million of impairment charges on our non-marketable portfolio in the first three months of 2020 based on our assessment of the impact of recent public and private market volatility and tightening of liquidity.
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2020	Mar 30, 2019
Ongoing mark-to-market adjustments on marketable equity securities	$(103)	$253
Observable price adjustments on non-marketable equity securities	79	8
Impairment charges	(143)	(23)
Sale of equity investments and other¹	56	196
Total gains (losses) on equity investments, net	$(111)	$434

1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investee gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities during the period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2020	Mar 30, 2019
Net gains (losses) recognized during the period on equity securities	$(140)	$263
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(7)	(190)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(147)	$73

IMFT
IMFT was formed in 2006 by Micron Technology, Inc. (Micron) and Intel to jointly develop NAND flash memory and 3D XPoint™ technology products. As of March 30, 2019, we had a carrying value of $1.5 billion in IMFT and owned a 49% interest in the unconsolidated variable interest entity. We sold our non-controlling interest in IMFT to Micron in October 2019. We will continue to purchase product manufactured by Micron at the IMFT facility under supply agreements, which include the next generation of 3DXpoint technology.

NOTE 8 :	BORROWINGS

As of March 28, 2020, our short-term debt was $3.5 billion, primarily comprised of the current portion of our long-term debt ($3.7 billion as of December 28, 2019).
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program.

FINANCIAL STATEMENTS	Notes to Financial Statements	16

LONG-TERM DEBT

	Mar 28, 2020		Dec 28, 2019
(In Millions)	Effective Interest Rate	Amount	Amount
Floating-rate senior notes:
Three-month LIBOR plus 0.08%, due May 2020	1.93%	$700	$700
Three-month LIBOR plus 0.35%, due May 2022	2.19%	800	800
Fixed-rate senior notes:
1.85%, due May 2020	1.88%	1,000	1,000
2.45%, due July 2020	2.47%	1,750	1,750
1.70%, due May 2021	1.77%	500	500
3.30%, due October 2021	2.96%	2,000	2,000
2.35%, due May 2022	1.95%	750	750
3.10%, due July 2022	2.68%	1,000	1,000
4.00%, due December 2022¹	3.61%	325	382
2.70%, due December 2022	2.27%	1,500	1,500
4.10%, due November 2023	3.20%	400	400
2.88%, due May 2024	2.30%	1,250	1,250
2.70%, due June 2024	2.12%	600	600
3.40%, due March 2025	3.46%	1,500	—
3.70%, due July 2025	3.81%	2,250	2,250
2.60%, due May 2026	2.28%	1,000	1,000
3.75%, due March 2027	3.80%	1,000	—
3.15%, due May 2027	2.84%	1,000	1,000
2.45%, due November 2029	2.45%	2,000	1,250
3.90%, due March 2030	3.94%	1,500	—
4.00%, due December 2032	2.82%	750	750
4.60%, due March 2040	4.63%	750	—
4.80%, due October 2041	3.75%	802	802
4.25%, due December 2042	3.00%	567	567
4.90%, due July 2045	3.78%	772	772
4.10%, due May 2046	3.04%	1,250	1,250
4.10%, due May 2047	3.00%	1,000	1,000
4.10%, due August 2047	2.58%	640	640
3.73%, due December 2047	3.30%	1,967	1,967
3.25%, due November 2049	3.22%	2,000	1,500
4.75%, due March 2050	4.77%	2,250	—
3.10%, due February 2060	3.12%	1,000	—
4.95%, due March 2060	5.02%	1,000	—
Oregon and Arizona bonds:
2.40%-2.70%, due December 2035 - 2040	2.49%	423	423
5.00%, due March 2049	2.11%	138	138
5.00%, due June 2049	2.13%	438	438
Junior Subordinated Convertible Debentures:
3.25%, due August 2039	—	—	372
Total Senior Notes and Other Borrowings		38,572	28,751
Unamortized Premium/Discount and Issuance Costs		(379)	(529)
Hedge Accounting Fair Value Adjustments		1,726	781
Long-term debt		39,919	29,003
Current portion of long-term debt		(3,464)	(3,695)
Total long-term debt		$36,455	$25,308

[1]
To manage foreign currency risk associated with the Australian-dollar-denominated notes issued in 2015, we entered into currency interest rate swaps with an aggregate notional amount of $396 million, which effectively converted these notes to U.S.-dollar-denominated notes. For further discussion on our currency interest rate swaps, see "Note 11: Derivative Financial Instruments."

FINANCIAL STATEMENTS	Notes to Financial Statements	17

In November 2019, we issued a notice of redemption for the remaining $372 million of 2009 Debentures with a redemption date of January 9, 2020. During the fourth quarter of 2019, the closing stock price conversion right condition of the 2009 Debentures continued to be met and therefore the debentures were convertible at the option of the holders until January 6, 2020. All 2009 Debentures were either converted prior to January 6, 2020 or redeemed on the redemption date.
In the first three months of 2020, we issued a total of $10.3 billion aggregate principal amount of senior notes. We intend to use the net proceeds from the offering for general corporate purposes, which may include refinancing outstanding debt, funding for working capital and capital expenditures, and repurchasing shares of our common stock.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	18

NOTE 9 :	FAIR VALUE
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	March 28, 2020				December 28, 2019
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$1,348	$—	$1,348	$—	$713	$—	$713
Financial institution instruments¹	7,557	600	—	8,157	1,064	408	—	1,472
Government debt²	—	199	—	199	—	—	—	—
Reverse repurchase agreements	—	1,150	—	1,150	—	1,500	—	1,500
Short-term investments:
Corporate debt	—	493	—	493	—	347	—	347
Financial institution instruments¹	—	803	—	803	—	724	—	724
Government debt²	—	—	—	—	—	11	—	11
Trading assets:
Corporate debt	—	2,850	—	2,850	—	2,848	—	2,848
Financial institution instruments¹	78	2,020	—	2,098	87	1,578	—	1,665
Government debt²	—	3,179	—	3,179	—	3,334	—	3,334
Other current assets:
Derivative assets	5	372	—	377	50	230	—	280
Loans receivable³	—	339	—	339	—	—	—	—
Marketable equity securities	330	—	—	330	450	—	—	450
Other long-term investments:
Corporate debt	—	1,852	—	1,852	—	1,898	—	1,898
Financial institution instruments¹	—	532	—	532	—	825	—	825
Government debt²	—	559	—	559	—	553	—	553
Other long-term assets:
Derivative assets	—	1,604	35	1,639	—	690	16	706
Loans receivable³	—	203	—	203	—	554	—	554
Total assets measured and recorded at fair value	$7,970	$18,103	$35	$26,108	$1,651	$16,213	$16	$17,880
Liabilities
Other accrued liabilities:
Derivative liabilities	$190	$614	$—	$804	$3	$287	$—	$290
Other long-term liabilities:
Derivative liabilities	—	106	—	106	—	13	—	13
Total liabilities measured and recorded at fair value	$190	$720	$—	$910	$3	$300	$—	$303

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
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE ON A RECURRING BASIS
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, loans receivable, reverse repurchase agreements, and issued debt.
As of March 28, 2020, the aggregate carrying value of grants receivable, loans receivable, and reverse repurchase agreements was $534 million ($543 million as of December 28, 2019). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of March 28, 2020, the fair value of our issued debt was $41.3 billion ($30.6 billion as of December 28, 2019). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.

NOTE 10 :	OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first three months of 2020 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 29, 2019	$54	$(1,382)	$48	$(1,280)
Other comprehensive income (loss) before reclassifications	(373)	3	(6)	(376)
Amounts reclassified out of accumulated other comprehensive income (loss)	68	14	—	82
Tax effects	37	(5)	1	33
Other comprehensive income (loss)	(268)	12	(5)	(261)
Balance as of March 28, 2020	$(214)	$(1,370)	$43	$(1,541)

We estimate that we will reclassify approximately $135 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	20

NOTE 11 :	DERIVATIVE FINANCIAL INSTRUMENTS
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 28, 2020	Dec 28, 2019
Foreign currency contracts	$27,039	$23,981
Interest rate contracts	13,859	14,302
Other	1,726	1,753
Total	$42,624	$40,036
FAIR VALUE OF DERIVATIVE INSTRUMENTS

	March 28, 2020		December 28, 2019
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$10	$465	$56	$159
Interest rate contracts	1,635	—	690	9
Total derivatives designated as hedging instruments	1,645	465	746	168
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	362	135	179	78
Interest rate contracts	4	120	11	54
Equity contracts	5	190	50	3
Total derivatives not designated as hedging instruments	371	445	240	135
Total derivatives	$2,016	$910	$986	$303

[1]	Derivative assets are recorded as other assets, current and non-current.

[2]	Derivative liabilities are recorded as other liabilities, current and non-current.

[3]	The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	21

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	March 28, 2020
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$2,005	$—	$2,005	$(457)	$(1,513)	$35
Reverse repurchase agreements	1,500	—	1,500	—	(1,418)	82
Total assets	$3,505	$—	$3,505	$(457)	$(2,931)	$117
Liabilities:
Derivative liabilities subject to master netting arrangements	$865	$—	$865	$(457)	$(221)	$187
Total liabilities	$865	$—	$865	$(457)	$(221)	$187

	December 28, 2019
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$974	$—	$974	$(144)	$(808)	$22
Reverse repurchase agreements	1,850	—	1,850	—	(1,850)	—
Total assets	$2,824	$—	$2,824	$(144)	$(2,658)	$22
Liabilities:
Derivative liabilities subject to master netting arrangements	$262	$—	$262	$(144)	$(72)	$46
Total liabilities	$262	$—	$262	$(144)	$(72)	$46

We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to cash flow hedges, recognized in other comprehensive income (loss), were $373 million net losses in the first three months of 2020 ($29 million net gains in the first three months of 2019). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first three months of 2020 and 2019, the amounts excluded from effectiveness testing were insignificant.

FINANCIAL STATEMENTS	Notes to Financial Statements	22

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
Three Months Ended (In Millions)	Mar 28, 2020	Mar 30, 2019
Interest rate contracts	$954	$485
Hedged items	(954)	(485)
Total	$—	$—

The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Mar 28, 2020	Dec 28, 2019	Mar 28, 2020	Dec 28, 2019
Long-term debt	$(13,632)	$(12,678)	$(1,635)	$(681)

The total notional amount of pay variable and receive fixed interest rate swaps was $12.0 billion as of March 28, 2020 and as of December 28, 2019.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 28, 2020	Mar 30, 2019
Foreign currency contracts	Interest and other, net	$154	$57
Interest rate contracts	Interest and other, net	(77)	(14)
Other	Various	(268)	146
Total		$(191)	$189

NOTE 12 :	CONTINGENCIES
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

FINANCIAL STATEMENTS	Notes to Financial Statements	23

European Commission Competition Matter
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place in July 2012. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. The EC and interveners filed briefs in November 2014, we filed a reply in February 2015, and the EC filed a rejoinder in April 2015. The Court of Justice held oral argument in June 2016. In October 2016, Advocate General Wahl, an advisor to the Court of Justice, issued a non-binding advisory opinion that favored Intel on a number of grounds. The Court of Justice issued its decision in September 2017, setting aside the judgment of the General Court and sending the case back to the General Court to examine whether the rebates at issue were capable of restricting competition. The General Court has appointed a panel of five judges to consider our appeal of the EC’s 2009 decision in light of the Court of Justice’s clarifications of the law. In November 2017, the parties filed initial “Observations” about the Court of Justice’s decision and the appeal and were invited by the General Court to offer supplemental comments to each other’s “Observations,” which the parties submitted in March 2018. Responses to other questions posed by the General Court were filed in May and June 2018. The General Court heard oral argument in March 2020. Pending the final decision in this matter, the fine paid by Intel has been placed by the EC in commercial bank accounts where it accrues interest.
Litigation Related to Security Vulnerabilities
In June 2017, a Google research team notified us and other companies that it had identified security vulnerabilities (now commonly referred to as “Spectre” and “Meltdown”) that affect many types of microprocessors, including our products. As is standard when findings like these are presented, we worked together with other companies in the industry to verify the research and develop and validate software and firmware updates for impacted technologies. On January 3, 2018, information on the security vulnerabilities was publicly reported, before software and firmware updates to address the vulnerabilities were made widely available. Numerous lawsuits relating to the Spectre and Meltdown security vulnerabilities, as well as another variant of these vulnerabilities (“Foreshadow”) that has since been identified, have been filed against Intel and, in certain cases, our current and former executives and directors, in U.S. federal and state courts and in certain courts in other countries.
As of April 22, 2020, consumer class action lawsuits relating to certain security vulnerabilities publicly disclosed in 2018 were pending in the U.S., Canada, and Israel. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the U.S., numerous individual class action suits filed in various jurisdictions were consolidated in April 2018 for all pretrial proceedings in the U.S. District Court for the District of Oregon. In March 2020, the court granted Intel's motion to dismiss the complaint in that consolidated action, but granted plaintiffs leave to file an amended complaint. In Canada, in one case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In a second case pending in the Superior Court of Justice of Quebec, the court has stayed the case until April 2020. In Israel, both consumer class action lawsuits were filed in the District Court of Haifa. In the first case, the District Court denied the parties' joint motion to stay filed in January 2019, but to date has deferred Intel's deadline to respond to the complaint in view of Intel's pending motion to dismiss in the consolidated proceeding in the U.S. Intel filed a motion to stay the second case pending resolution of the consolidated proceeding in the U.S., and a hearing on that motion has been scheduled for May 2020. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.

FINANCIAL STATEMENTS	Notes to Financial Statements	24

In addition to these lawsuits, Intel stockholders filed multiple shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints sought to recover damages from the defendants on behalf of Intel. Some of the derivative actions were filed in the U.S. District Court for the Northern District of California and were consolidated, and the others were filed in the Superior Court of the State of California in San Mateo County and were consolidated. The federal court granted defendants' motion to dismiss the consolidated complaint in the federal action in August 2018 on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The federal court granted plaintiffs leave to amend their complaint, but subsequently dismissed the cases without prejudice in January 2019 at plaintiffs' request. In August 2018, the California Superior Court granted defendants' motion to dismiss the consolidated complaint in the state court action on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board, but granted plaintiffs leave to amend. The court subsequently granted defendants' motion to dismiss plaintiffs' first, second, and third amended complaints, on the same ground, and in March 2020 granted defendants' motion to dismiss plaintiffs' third amended complaint without granting plaintiffs leave to amend. Plaintiffs filed a motion for reconsideration of the court's final order of dismissal, which is scheduled for hearing in June 2020.
Institute of Microelectronics, Chinese Academy of Sciences v. Intel China, Ltd., et al.
In February 2018, the Institute of Microelectronics of the Chinese Academy of Sciences (IMECAS) sued Intel China, Ltd., Dell China, Ltd. (Dell) and Beijing JingDong Century Information Technology, Ltd. (JD) for patent infringement in the Beijing High Court. IMECAS alleges that Intel’s Core series processors infringe Chinese patent CN 102956457 (’457 Patent). The complaint demands an injunction and damages of at least RMB 200,000,000 plus the cost of litigation. A trial date is not yet set. In March 2018, Dell tendered indemnity to Intel, which Intel granted in April 2018. JD also tendered indemnity to Intel, which Intel granted in October 2018. In March 2018, Intel filed an invalidation request on the ‘457 patent with the Chinese Patent Reexamination Board (PRB). The PRB held an oral hearing in September 2018 and in February 2019 upheld the validity of the challenged claims. In January 2020, Intel filed a second invalidation request on the ‘457 patent with the PRB. In September 2018 and March 2019, Intel filed petitions with the United States Patent & Trademark Office (USPTO) requesting institution of inter partes review (IPR) of U.S. Patent No. 9,070,719, the U.S. counterpart to the ‘457 patent. The USPTO denied institution of Intel’s petitions in March and October 2019, respectively. In April 2019, Intel filed a request for rehearing and a petition for Precedential Opinion Panel (POP) in the USPTO to challenge the denial of its first IPR petition, and in November 2019 Intel filed a request for rehearing on the second IPR petition. In January 2020, the USPTO denied the rehearing and petition on the first IPR petition.
In October 2019, IMECAS filed second and third lawsuits, in the Beijing IP Court, alleging infringement of Chinese Patent No. CN 102386226 (‘226 Patent) based on the manufacturing and sale of Intel’s Core i3 microprocessors. Defendants in the second case are Lenovo (Beijing) Co., Ltd. (Lenovo) and Beijing Jiayun Huitong Technology Development Co. Ltd. (BJHT). Defendants in the third case are Intel Corp., Intel China Co., Ltd., the Intel China Beijing Branch, Beijing Digital China Co., Ltd. (Digital China), and JD. Both complaints demand injunctions plus litigation costs and reserve the right to claim damages in unspecified amounts. No proceedings have occurred or are yet scheduled in these lawsuits. In December 2019, Lenovo tendered indemnity to Intel, which Intel granted in March 2020. Given the procedural posture and the nature of these cases, the unspecified nature and extent of damages claimed by IMECAS, and uncertainty regarding the availability of injunctive relief under applicable law, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute IMECAS’s claims and intend to vigorously defend against them.

FINANCIAL STATEMENTS	Notes to Financial Statements	25

KEY TERMS
We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

TERM	DEFINITION

2009 Debentures	3.25% junior subordinated convertible debentures due 2039
5G	The next-generation mobile network, which is expected to bring dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
Adjacent products
All of our non-platform products for CCG, DCG, and IOTG, such as modem, Ethernet and silicon photonics, as well as Mobileye, Non-Volatile Memory Solutions Group (NSG), and Programmable Solutions Group (PSG) products. Combined with our platform products, adjacent products form comprehensive platform solutions to meet customer needs

ASIC	Application-specific integrated circuit
ASP	Average Selling Price
CODM	Chief operating decision maker
COVID-19	The infectious disease caused by the most recently discovered coronavirus (aka coronavirus 2 or SARS-CoV-2), which was declared a global pandemic by the World Health Organization
CPU	Processor or central processing unit
Data-centric businesses	Includes our Data Center Group (DCG), Internet of Things Group (IOTG), Mobileye, Non-Volatile Memory Solutions Group (NSG), Programmable Solutions Group (PSG), and all other businesses
EC	European Commission
Edge	Allocated resources that move, store, and process data closer to the source or point of service delivery
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPGA	Field-programmable gate array
IMFT	IM Flash Technologies, LLC
Internet of Things	Refers to the Internet of Things market in which we sell our IOTG and Mobileye products
IP	Intellectual property
McAfee	Business, post divestiture of Intel Security Group in Q2 2017, which we retained an interest in as part of our investment strategy
MD&A	Management's Discussion & Analysis
MG&A	Marketing, general and administrative
NAND	NAND flash memory
nm	Nanometer
OEM	Original equipment manufacturer
PC-centric business	Our Client Computing Group (CCG) business, including both platform and adjacent products
Platform products
A microprocessor (CPU) and chipset, a stand-alone SoC, or a multichip package, based on Intel® architecture. Platform products are primarily used in solutions sold through the CCG, DCG, and IOTG segments

PRQ	Product Release Qualification, which is the milestone when costs to manufacture a product are included in inventory valuation
QLC	Quad-level cell
R&D	Research and development
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SoC	System-on-Chip
SSD	Solid-state drive
TAM	Total addressable market
TLC	Triple-level cell
U.S. GAAP	U.S. Generally Accepted Accounting Principles

FINANCIAL STATEMENTS	Notes to Financial Statements	26

MANAGEMENT'S DISCUSSION AND ANALYSIS
For additional key highlights of our results of operations, see "A Quarter in Review" and "Our Pandemic Response."
DATA CENTER GROUP
DCG develops workload-optimized platforms for compute, storage, and network functions. Market segments include cloud service providers, enterprise and government, and communications service providers. We offer customers an unmatched, broad portfolio of platforms and technologies designed to provide workload-optimized performance across compute, storage, and network. These offerings span the full spectrum from the data center core to the network edge.

DCG REVENUE $B	DCG OPERATING INCOME $B

■ Platform	■ Adjacent

REVENUE SUMMARY
Revenue in Q1 2020 was up 43% compared to Q1 2019 driven by increased volume and strong mix of platform products resulting in higher ASPs. In Q1 2020, revenue in the cloud service providers market segment was up 53% as cloud service providers added capacity to serve demand. The enterprise and government market segment was up 34%, and the communications service providers market segment was up 33% year over year.
We expect continued strength from cloud service providers and communications service providers in Q2 2020, and anticipate demand in the enterprise and government segment to weaken in the second half of 2020.

	Q1 2020 vs. Q1 2019
(Dollars in Millions)%			$ Impact

Platform volume	up	27%	$1,230
Platform ASP	up	13%	715
Adjacent products	up	35%	146

Total change in revenue			$2,091

OPERATING INCOME SUMMARY
Operating income in Q1 2020 increased 90% from Q1 2019, with an operating margin of 50%.

(In Millions)
$3,492	Q1 2020 DCG Operating Income
1,785	Higher gross margin from platform revenue
(80)	Higher operating expenses
(54)	Other
$1,841	Q1 2019 DCG Operating Income

MD&A	27

INTERNET OF THINGS
As more intelligence is moving to the edge, more industries are harnessing the power of data to create business value, to innovate, and to grow. We are using our architecture, accelerators, and software assets, combined with scale and partners, to develop a growing Internet of Things portfolio. Our Internet of Things portfolio is comprised of our IOTG and Mobileye businesses.
IOTG develops high-performance compute for targeted verticals and embedded markets. Our customers include retailers, manufacturers, health care providers, energy companies, automakers, and governments. We facilitate our customers creating, storing, and processing data generated by connected devices to accelerate business transformations.
Mobileye is the global leader in driving assistance and automation solutions. Our product portfolio employs a broad set of technologies, covering computer vision and machine learning-based sensing, data analysis, localization, mapping, and driving policy technology for ADAS and autonomous driving. Mobileye’s ADAS products form the building blocks for higher levels of autonomy. Our customers and strategic partners include major global OEMs and Tier 1 automotive system integrators.

INTERNET OF THINGS REVENUE $B	INTERNET OF THINGS OPERATING INCOME $B

■ IOTG	■ Mobileye	■ IOTG	■ Mobileye

REVENUE AND OPERATING INCOME SUMMARY

Q1 2020 vs. Q1 2019
IOTG revenue was $883 million, down $27 million, driven by weaker demand for IOTG platform products in industrial and retail due to COVID-19. We expect this weakening to continue for the rest of the year. Operating income was $243 million, down $8 million year over year.
Mobileye recognized record revenue of $254 million, up $45 million, due to our growing market share and the increasing adoption of our ADAS solutions. Operating income was $88 million, up $20 million. We expect demand will soften in 2020 as the effects of COVID-19 continue to slow automotive production.

MD&A	28

NON-VOLATILE MEMORY SOLUTIONS GROUP
NSG is a technology leader in next-generation memory and storage products based on breakthrough Intel® Optane™ technology and Intel® 3D NAND technology. NSG is disrupting the memory and storage hierarchy with new tiers that balance capacity, performance, and cost. We offer 64-layer TLC and QLC NAND high-capacity SSDs, and unparalleled low latency and high performance with Intel® Optane™ technology—both available in innovative new form factors and densities to address the memory and storage challenges our customers face in a rapidly evolving technological landscape. Our customers include enterprise and cloud-based data centers, and users of business and consumer desktops and laptops.

NSG REVENUE $B	NSG OPERATING INCOME $B

REVENUE AND OPERATING INCOME SUMMARY

Q1 2020 vs. Q1 2019
NSG recognized record revenue of $1.3 billion, up $423 million from Q1 2019, driven by $358 million higher volume due to strong demand for NAND products. Our lower operating loss of $66 million in Q1 2020, was due to continued improvements in unit cost, market pricing recovery, and strong demand.

MD&A	29

PROGRAMMABLE SOLUTIONS GROUP
PSG offers programmable semiconductors, primarily FPGAs, structured ASICs, and related products, for a broad range of market segments, including communications, data center, industrial, and military. The PSG product portfolio delivers FPGA acceleration in tandem with Intel microprocessors and enables Intel to combine the benefits of its broad portfolio of technologies to allow more flexibility for systems to operate with increased efficiency and higher performance.

PSG REVENUE $B	PSG OPERATING INCOME $B

REVENUE AND OPERATING INCOME SUMMARY

Q1 2020 vs. Q1 2019
Revenue was $519 million, up $33 million due to growth in the cloud and enterprise market segment, partially offset by weaker embedded and communications. PSG experienced growth in advanced products. Operating income was $97 million, up $8 million.

MD&A	30

CLIENT COMPUTING GROUP
As we evolve to deliver leading end-to-end products across architectures and workloads for the data explosion, CCG’s contribution is the human touchpoint of this new data-centric era—the PC. As the largest business unit at Intel, CCG deploys platforms that connect people to data, allowing each person to focus, create, and engage in ways that unlock their individual potential. The PC market remains a critical facet of our business, providing an important source of IP, scale, and cash flow. Our mission is to continue to deliver leadership products in our PC business as well as our adjacent businesses. The PC is more essential than ever before with more people working and learning from home due to COVID-19-related shelter-in-place orders. We are dedicated to helping people around the world overcome this crisis.

CCG REVENUE $B	CCG OPERATING INCOME $B

■ Platform	■ Adjacent

REVENUE SUMMARY
Revenue in Q1 2020 was up 14% compared to Q1 2019, driven by strong demand for notebook platform products and incremental LTE modem volume, offset slightly by lower ASPs due to increased small core mix. Strength in notebook platform products reflects the increased reliance on PCs as more people are working and learning from home due to COVID-19.
We expect this strength to continue for the first half of the year but anticipate PC TAM to decline in the second half of 2020.

	Q1 2020 vs. Q1 2019
(Dollars in Millions)%			$ Impact

Desktop platform volume	down	(4)%	$(143)
Desktop platform ASP	up	4%	97
Notebook platform volume	up	22%	1,100
Notebook platform ASP	down	(3)%	(169)
Adjacent products and other			304

Total change in revenue			$1,189

OPERATING INCOME SUMMARY
Operating income in Q1 2020 increased 38% from Q1 2019, with an operating margin of 43%.

(In Millions)
$4,225	Q1 2020 CCG Operating Income
710	Higher gross margin from platform revenue
700	Lower period charges primarily due to 2019 reserved non-qualified platform product
305	Lower operating expenses driven by lower investments in modem
(590)	Higher platform unit cost due to ramp of 10nm products
28	Other
$3,072	Q1 2019 CCG Operating Income

MD&A	31

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	Q1 2020		Q1 2019
(Dollars in Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$19,828	100.0%	$16,061	100.0%
Cost of sales	7,812	39.4%	6,972	43.4%
Gross margin	12,016	60.6%	9,089	56.6%
Research and development	3,275	16.5%	3,332	20.7%
Marketing, general and administrative	1,541	7.8%	1,583	9.9%
Restructuring and other charges	162	0.8%	—	—%
Operating income	7,038	35.5%	4,174	26.0%
Gains (losses) on equity investments, net	(111)	(0.6)%	434	2.7%
Interest and other, net	(313)	(1.6)%	(61)	(0.4)%
Income before taxes	6,614	33.4%	4,547	28.3%
Provision for taxes	953	4.8%	573	3.6%
Net income	$5,661	28.6%	$3,974	24.7%

Earnings per share—diluted	$1.31		$0.87

MD&A	32

REVENUE

SEGMENT REVENUE WALK $B

Q1 2020 vs. Q1 2019
Our Q1 2020 revenue was $19.8 billion, up $3.8 billion or 23% from Q1 2019. Compared to a year ago, our data-centric businesses were collectively up 34% as demand from data center customers continued to strengthen as cloud service providers increased capacity to serve customer demand. We also saw higher volume from strong demand for NAND products and an offset from weaker demand in IOTG. Revenue in our PC-centric business was up 14% year over year driven by strong notebook platform demand resulting from an increase in working and learning from home, and incremental growth in LTE modem.
GROSS MARGIN
We derived most of our overall gross margin from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q1 2020 increased by $2.9 billion, or 32.2% compared to Q1 2019.

GROSS MARGIN $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$12,016	Q1 2020 Gross Margin
2,470	Higher gross margin from platform revenue
770	Lower period charges primarily due to 2019 reserved non-qualified platform product
335	Higher gross margin from adjacent businesses primarily due to NAND
(585)	Higher platform unit cost primarily from increased mix of 10nm and performance products
(63)	Other
$9,089	Q1 2019 Gross Margin

MD&A	33

OPERATING EXPENSES
Total R&D and MG&A expenses for Q1 2020 were $4.8 billion, down 2% from Q1 2019. These expenses represent 24.3% of revenue for Q1 2020 and 30.6% of revenue for Q1 2019.

RESEARCH AND DEVELOPMENT $B	MARKETING, GENERAL AND ADMINISTRATIVE $B
(Percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT
Q1 2020 vs. Q1 2019

R&D decreased by $57 million, or 1.7%, driven by the following:

-	Ramp down of 5G smartphone modem business
+	Investments in our PC and data-centric businesses
+	Investments in process technology
+	Profit dependent compensation

MARKETING, GENERAL AND ADMINISTRATIVE
Q1 2020 vs. Q1 2019

MG&A decreased by $42 million, or 2.7%, driven by the following:

-	Corporate spending efficiencies
+	Profit dependent compensation

MD&A	34

GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q1 2020	Q1 2019
Ongoing mark-to-market adjustments on marketable equity securities	$(103)	$253
Observable price adjustments on non-marketable equity securities	79	8
Impairment charges	(143)	(23)
Sale of equity investments and other	56	196
Gains (losses) on equity investments, net	$(111)	$434

Interest and other, net	$(313)	$(61)
Gains (losses) on equity investments, net
We recognized a $103 million ongoing mark-to-market loss during the first three months of 2020, primarily related to our interest in Cloudera Inc. During the first three months of 2019, we recognized ongoing mark-to-market gains of $253 million, primarily driven by our interest in ASML Holding N.V. (ASML).
We recognized $143 million of impairment charges on our non-marketable portfolio in the first three months of 2020 based on our assessment of the impact of recent public and private market volatility and tightening of liquidity.
We recognized $154 million of McAfee dividends during the first three months of 2019.
Interest and other, net
For the three months ended March 28, 2020, we paid $1.1 billion to satisfy conversion obligations for $372 million of our $2.0 billion 2009 Debentures and recognized a loss of $109 million in interest and other, net and $750 million as a reduction in stockholders' equity related to the conversion feature. For the three months ended March 30, 2019, we paid $862 million to satisfy conversion obligations for $337 million of our 2009 Debentures and recognized a loss of $76 million in interest and other, net and $593 million as a reduction in stockholders' equity related to the conversion feature.
PROVISION FOR TAXES

(Dollars in Millions)	Q1 2020	Q1 2019
Income before taxes	$6,614	$4,547
Provision for taxes	$953	$573
Effective tax rate	14.4%	12.6%
The increase in effective tax rate was driven by a lower U.S. tax benefit derived from sales to non-U.S. customers and a one-time tax charge associated with a valuation allowance against a net operating loss deferred tax asset.

MD&A	35

LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(Dollars in Millions)	Mar 28, 2020	Dec 28, 2019
Cash and cash equivalents, short-term investments, and trading assets	$20,803	$13,123
Other long-term investments	$2,943	$3,276
Loans receivable and other	$1,294	$1,239
Reverse repurchase agreements with original maturities greater than three months	$350	$350
Total debt	$39,919	$29,001
Temporary equity	$—	$155
Debt as percentage of permanent stockholders’ equity	52.3%	37.4%
Cash generated by operations is our primary source of liquidity. When assessing our sources of liquidity, we include investments as shown in the preceding table. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of March 28, 2020, we had no outstanding commercial paper.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential acquisitions, strategic investments, and dividends. As we enter a period of economic uncertainty, we took actions this quarter that further strengthen our liquidity. During the first three months of 2020 we issued a total of $10.3 billion aggregate principal amount of senior notes. Additionally, on March 24, 2020 we suspended the use of our financial resources for stock repurchases, having repurchased approximately $7.6 billion of our planned $20.0 billion repurchases announced in October 2019. The suspension of stock repurchases will not impact dividend payments to stockholders and the company has the ability to reinstate stock repurchases as circumstances warrant.

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks

	Three Months Ended
(In Millions)	Mar 28, 2020	Mar 30, 2019
Net cash provided by operating activities	$6,158	$4,959
Net cash used for investing activities	(3,736)	(2,722)
Net cash provided by (used for) financing activities	4,764	(2,102)
Net increase (decrease) in cash and cash equivalents	$7,186	$135

MD&A	36

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first three months of 2020 compared to the first three months of 2019, the increase in cash provided by operations was due to higher net income offset by changes in working capital driven by other assets and liabilities and accounts receivable.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher in the first three months of 2020 compared to the first three months of 2019 primarily due to decreased sales of equity investments (substantially all from ASML sales).
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was provided by financing activities in the first three months of 2020 compared to cash used for financing activities in the first three months of 2019 primarily due to increased long-term debt issuances offset by increased repurchases of common stock and reduced proceeds from short-term debt.
CONTRACTUAL OBLIGATIONS
During Q1 2020, we issued a total of $10.3 billion aggregate principal amount of senior notes. Our remaining total cash payments over the life of these long-term debt obligations are expected to be approximately $19.1 billion. These payments include anticipated interest on fixed rate debt that is not recorded on the Consolidated Condensed Balance Sheets. For further information, see "Note 8: Borrowings" within the Consolidated Condensed Financial Statements and Supplemental Details.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed sensitivity analyses of these risks to our financial positions as of December 28, 2019, and updated that sensitivity analysis as of March 28, 2020, to determine whether material changes in market risks pertaining to currency and interest rates or equity and commodity prices have occurred as a result of the COVID-19 pandemic. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2019 Form 10-K. Risks related to a slowdown or recession are described below under “Risk Factors.”

MD&A	37

NON-GAAP FINANCIAL MEASURES
In addition to disclosing financial results in accordance with U.S. GAAP, this document contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance.
Our non-GAAP financial measures reflect adjustments based on one or more of the following items, as well as the related income tax effects where applicable. Income tax effects have been calculated using an appropriate tax rate for each adjustment. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP, and the financial results calculated in accordance with U.S. GAAP and reconciliations from these results should be carefully evaluated.

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
Acquisition-related adjustments
Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our U.S. GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.

We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.

Restructuring and other charges
Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include asset impairments, pension charges, and costs associated with restructuring activity.

We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our current operating performance and are significantly impacted by the timing of restructuring activity. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Ongoing mark-to-market on marketable equity securities
After the initial mark-to-market adjustment is recorded upon a security becoming marketable, gains and losses are recognized from ongoing mark-to-market adjustments of our marketable equity securities.

We exclude these ongoing gains and losses for purposes of calculating certain non-GAAP measures because we do not believe this volatility correlates to our core operational performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.

Free cash flow
We reference a non-GAAP financial measure of free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Free cash flow is operating cash flow adjusted to exclude additions to property, plant, and equipment.
This non-GAAP financial measure is helpful in understanding our capital requirements and provides an additional means to evaluate the cash flow trends of our business.

MD&A	38

Following are the reconciliations of our most comparable U.S. GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 28, 2020	Mar 30, 2019
Operating income	$7,038	$4,174
Acquisition-related adjustments	339	331
Restructuring and other charges	162	—
Non-GAAP operating income	$7,539	$4,505

Operating margin	35.5%	26.0%
Acquisition-related adjustments	1.7%	2.1%
Restructuring and other charges	0.8%	—%
Non-GAAP operating margin	38.0%	28.0%

Earnings per share—diluted	$1.31	$0.87
Acquisition-related adjustments	0.08	0.07
Restructuring and other charges	0.04	—
Ongoing mark-to-market on marketable equity securities	0.03	(0.05)
Income tax effect	(0.01)	—
Non-GAAP earnings per share—diluted	$1.45	$0.89

Net cash provided by operating activities	$6,158	$4,959
Additions to property, plant and equipment	(3,268)	(3,321)
Free cash flow	$2,890	$1,638

Net cash used for investing activities	$(3,736)	$(2,722)
Net cash provided by (used for) financing activities	$4,764	$(2,102)

MD&A	39

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within Other Key Information in our 2019 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. In addition to our discussion in “Our Pandemic Response,” MD&A, and other sections of this report to address effects of the COVID-19 pandemic, we have provided an additional risk factor regarding COVID-19 below and have updated the risk factors included in our 2019 Form 10-K titled "Global or regional conditions can harm our financial results" and "Catastrophic events can have a material adverse effect on our operations and financial results." As discussed below, the impact of COVID-19 can also exacerbate other risks discussed in the Risk Factors sections of our 2019 Form 10-K and this report, which could in turn have a material adverse effect on us. The Risk Factors section in our 2019 Form 10-K otherwise remains current in all material respects. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
The COVID-19 pandemic could materially adversely affect our financial condition and results of operations. The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. We have significant manufacturing operations in the U.S., Ireland, Israel, China, Malaysia, and Vietnam, and each of these countries has been affected by the outbreak and taken measures to try to contain it. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.
There is considerable uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to operate our factories on a relatively normal basis to date, shelter-in-place orders and other measures, including work-from-home and social distancing policies implemented to protect employees, have resulted in reduced workforce availability at some of our sites, construction delays, and reduced capacity at some of our vendors and suppliers. Restrictions on our access to or operation of our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. Our customers have experienced, and may continue to experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations. We have paused new construction projects at several of our manufacturing sites due to local government restrictions. Our current expectation that these interruptions will have a minimal impact on our product ramps and will not affect our timelines for process technology transitions could prove to be inaccurate, and it is possible our plans could be adversely affected to the extent these interruptions are prolonged, additional projects are paused, or other unexpected consequences impacting production occur.
The pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Risks related to a slowdown or recession are described in our risk factor titled “Global or regional conditions can harm our financial results,” below, and include the risk that demand for our products will be significantly harmed. We are currently seeing negative impacts on demand in some of our businesses, and are expecting slowing economic conditions to adversely affect those and certain other segments in the second half of 2020, as discussed in the “Our Pandemic Response” section of this report. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.
The pandemic has led to increased disruption and volatility in capital markets and credit markets. We issued over $10 billion in new debt in Q1 2020 and announced the suspension of our stock repurchases on March 24, 2020 to strengthen our liquidity position given the uncertainty regarding the length and severity of the pandemic and ongoing economic uncertainty. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future. Market volatility has negatively impacted, and may continue to negatively impact, our equity investment portfolio.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, validation, and qualification, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

OTHER KEY INFORMATION	40

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed in the Risk Factors sections of our 2019 Form 10-K and this report, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.
Global or regional conditions can harm our financial results. We have manufacturing, assembly and test, R&D, sales, and other operations in many countries, and some of our business activities are concentrated in one or more geographic areas. Moreover, sales outside the U.S. accounted for approximately 78% of our revenue for the fiscal year ended December 28, 2019, with revenue from billings to China, including Hong Kong, contributing approximately 28% of our total revenue. As a result, our operations and our financial results, including our ability to manufacture, assemble and test, design, develop, or sell products, and the demand for our products, are at times adversely affected by a number of global and regional factors outside of our control.
Adverse changes in global or regional economic conditions, including recession or slowing growth, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment, and lower consumer confidence and spending, periodically occur. The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
International trade disputes at times result in increased tariffs, trade barriers, and other protectionist measures that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policy, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets.
Escalating trade tensions between the U.S. and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products, and have affected customer ordering patterns. The U.S. has imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies, including certain of our customers. These restrictions have reduced our sales, and continuing or future restrictions could adversely affect our financial results, result in reputational harm to us due to our relationship with such companies, or lead such companies to develop or adopt technologies that compete with our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. For example, U.S. legislation has expanded the power of the U.S. Department of Commerce to restrict the export of “emerging and foundational technologies” yet to be identified, which could impact our current or future products.
Trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained trade tensions could lead to long-term changes in global trade and technology supply chains, which could adversely affect our business and growth prospects.
We can be adversely affected by other global and regional factors that periodically occur, including:

•
geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity, including, for example, geopolitical tensions and conflict affecting Israel, where our Mobileye business headquarters and certain of our fabrication facilities are located;

•
natural disasters, public health issues (including the COVID-19 pandemic discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above), and other catastrophic events;

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

•	government restrictions on, or nationalization of, our operations in any country, or restrictions on our ability to repatriate earnings from a particular country;

•	adverse changes relating to government grants, tax credits, or other government incentives;

•	differing employment practices and labor issues;

•	ineffective legal protection of our IP rights in certain countries;

OTHER KEY INFORMATION	41

•	local business and cultural factors that differ from our current standards and practices;

•	continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad, including as a result of the United Kingdom's withdrawal from the European Union;

•
fluctuations in the market values of our domestic and international investments, which can be negatively affected by liquidity, credit deterioration or losses, interest rate changes, financial results, political risk, sovereign risk, or other factors; and

•
uncertainty regarding LIBOR—certain of our interest rate derivatives and investments are based on LIBOR, and a portion of our indebtedness bears interest at variable interest rates, primarily based on LIBOR: LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform, which may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past, and while we expect that reasonable alternatives to LIBOR will be implemented prior to the 2021 target date, we cannot predict the consequences and timing of these developments, and they could include an increase in our interest expense and/or a reduction in our interest income.

We are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas including, but not limited to: IP ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition; advertising; employment; product regulations; environment, health, and safety requirements; and consumer laws. Compliance with such requirements can be onerous and expensive, and may otherwise impact our business operations negatively. For example, unfavorable developments with evolving laws and regulations worldwide related to 5G or autonomous driving technology may limit global adoption, impede our strategy, and negatively impact our long-term expectations for our investments in these areas. Expanding privacy legislation and compliance costs of privacy-related and data protection measures could adversely affect our customers and their products and services, particularly in cloud, Internet of Things, and AI applications, which could in turn reduce demand for our products used for those workloads.
Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. The technology industry is subject to intense media, political, and regulatory scrutiny, which can increase our exposure to government investigations, legal actions, and penalties.
Catastrophic events can have a material adverse effect on our operations and financial results. Our operations and business, and those of our customers and suppliers, can be disrupted by natural disasters; industrial accidents; public health issues (including the COVID-19 pandemic discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above); cybersecurity incidents; interruptions of service from utilities, transportation, telecommunications, or IT systems providers; manufacturing equipment failures; or other catastrophic events. For example, we have at times experienced disruptions in our manufacturing processes as a result of power outages, improperly functioning equipment, and disruptions in supply of raw materials or components, including due to cybersecurity incidents affecting our suppliers. Our headquarters and many of our operations and facilities are in locations that are prone to earthquakes and other natural disasters. Global climate change can result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding, and could disrupt the availability of water necessary for the operation of our fabrication facilities located in semi-arid regions. Catastrophic events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to enable us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions. Furthermore, even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations.
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

OTHER KEY INFORMATION	42

CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while also under shelter-in-place orders or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. On March 24, 2020, we suspended stock repurchases in light of the COVID-19 pandemic and we have the ability to reinstate repurchases as circumstances warrant. As of March 28, 2020, we were authorized to repurchase up to $110.0 billion, of which $19.7 billion remained available.
Common stock repurchase activity under our publicly announced stock repurchase program during the first quarter of 2020 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Program (In Millions)
December 29, 2019 - January 25, 2020	17.9	$60.39	$22,687
January 26, 2020 - February 22, 2020	17.2	$66.27	$21,547
February 23, 2020 - March 28, 2020	36.2	$52.11	$19,658
Total	71.3
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

OTHER KEY INFORMATION	43

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 16, 2019	8-K	000-06217	3.2	1/17/2019
4.1	Fourteenth Supplemental Indenture, dated as of February 13, 2020, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	2/13/2020
4.2	Fifteenth Supplemental Indenture, dated as of February 13, 2020, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.2	2/13/2020
4.3	Sixteenth Supplemental Indenture, dated as of March 25, 2020, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	3/25/2020
10.1†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for performance-based RSUs granted to non-grandfathered executives on or after January 30, 2019)					X
10.2†	Intel Corporation Executive Annual Performance Bonus Plan	8-K	000-06217	10.1	1/22/2020
10.3†	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective January 1, 2020					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

OTHER KEY INFORMATION	44

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 6 - 26
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2 - 5, 27 - 35
	Liquidity and capital resources	Pages 36 - 37
	Off-balance sheet arrangements	(a)
	Contractual obligations	Page 37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 37
Item 4.	Controls and Procedures	Page 43

Part II - Other Information
Item 1.	Legal Proceedings	Pages 23 - 25
Item 1A.	Risk Factors	Pages 40 - 42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 43
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 44

Signatures		Page 46

(a)	As of March 28, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

OTHER KEY INFORMATION	45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 23, 2020	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	April 23, 2020	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

46