Form 10-Q
period 2020-06-27
INTEL CORP
filed 2020-07-24
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 27, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 27, 2020, the registrant had outstanding 4,253 million shares of common stock.

THE ORGANIZATION OF OUR QUARTERLY REPORT ON FORM 10-Q
The order and presentation of content in our Form 10-Q differs from the traditional SEC Form 10-Q format. Our format is designed to improve readability and better present how we organize and manage our business. See "Form 10-Q Cross-Reference Index" within Other Key Information for a cross-reference index to the traditional SEC Form 10-Q format. To reflect our focus on transforming from a PC-centric1 company to a data-centric company, we have presented our data-centric businesses1 first in "Segment Trends and Results" within MD&A.
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

1 Intel's definition is included in "Key Terms" within the Consolidated Condensed Financial Statements and Supplemental Details.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "mission," "opportunities," "future," "upcoming," "believes," "targeted," "estimates," "continue," "likely," "may," "might," "potentially," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to future responses to and effects of COVID-19; projections of our future financial performance and demand; our anticipated growth and trends in our businesses or operations; projected growth and trends in markets relevant to our businesses; business plans; future products and technology and the expected availability and benefits of such products and technology, including our 10nm and 7nm process technologies, products, and product designs; expectations regarding construction projects; expected timing and impact of acquisitions, divestitures, and other significant transactions; expected completion of restructuring activities; availability, uses, sufficiency, and cost of capital and capital resources, including expected returns to stockholders such as dividends and share repurchases; accounting estimates and judgments regarding reported matters, events and contingencies and our intentions with respect to such matters, events and contingencies, and the actual results thereof; future production capacity and product supply; the future purchase, use, and availability of products, components and services supplied by third parties, including third-party manufacturing services; tax-related expectations; uncertain events or assumptions; and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report, our 2019 Form 10-K, and our Form 10-Q for the quarter ended March 28, 2020, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

Intel, the Intel logo, 3D XPoint, Intel Atom, Intel Core, Intel Optane, Stratix, and Xeon, are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

OUR PANDEMIC RESPONSE
As we closely monitor the COVID-19 pandemic, our top priority remains protecting the health and safety of our employees. Our Pandemic Leadership Team regularly reviews and adapts our policies based on evolving research and guidance related to the virus. While essential operations continue in our factories and labs around the world, we have restricted travel and meetings, changed our business processes, published a wealth of information, and adapted to a world where many in our workforce are remote and those coming on-site are following new safety measures. We have a multi-phase plan to return to working on-site, and remain committed to delivering for our customers and supporting our communities.
Return to working on-site, at-work social distancing policies, and other safety measures. Since the start of the pandemic, employees who are essential to keeping our business running have continued to work on site in our labs and factories. The additional safety measures and practices we put in place during the first quarter of 2020 to protect these employees continue to be implemented subject to each location’s return on-site processes.
Our plan for returning the remainder of our workforce to work on-site involves multiple phases that gradually allow additional workers to return while practicing social distancing and other safety measures. This plan considers the varying needs of each location and site and depends on local government regulations, community case trends, and recommendations from public health organizations. In the second quarter of 2020, we implemented a telecommuting reimbursement program to help those employees who are still required to work from home improve their workspaces.
Maintaining safe facilities is core to how we operate. Based on the recommendations from national and international health authorities, and the results of recent scientific studies, we are now mandating the use of facemasks for all employees at all Intel sites during all phases of our return to on-site process, except in the final phase when facemasks are recommended rather than mandated.
Operations. With our factories continuing to operate world-wide, we are working with our customers to meet their specific shipment needs. Our world-class safety standards and supply chain operations have to date allowed our factories to continue to operate safely and with mostly on-time deliveries. We temporarily paused a few of our construction projects in the first quarter of 2020 due to local government restrictions at a small number of our sites. Construction resumed during the quarter across all projects. We do not expect the interruptions to impact either our ability to support customers or our process technology roadmap.
Supply chain. Our existing Business Continuity Program, combined with the additional actions taken throughout the pandemic to address our supply chain, continue to support our operations as an essential business.
In the second quarter of 2020, we introduced a COVID-19 channel relief program to help address the unique business challenges our partners are facing. Benefits of this program include customer support and warranty timeline extensions, extending the expiration term for certain programs, financial assistance to our distribution partners, and providing no-cost design reviews and additional technical enablement benefits.
Using our technology to help. In April, we committed $50 million towards a Pandemic Response Technology Initiative. Since that announcement, we have worked with over 100 organizations on close to 200 projects aimed at helping to cope with and combat this global pandemic. We have put more than $30 million of this pledge to work on projects spanning healthcare, education, industrial, retail, transportation, academia, and more.
We will continue to actively monitor the situation and review our plans based on the requirements and recommendations of the federal, state, and local authorities.

OUR PANDEMIC RESPONSE	2

A QUARTER IN REVIEW
Total revenue of $19.7 billion was up $3.2 billion year over year as our data-centric businesses and PC-centric business grew 34% and 7%, respectively. Data-centric revenue was up, driven by growth across all DCG business market segments, strong mix of high-performance Intel® Xeon® processors, NSG bit growth, and improved NAND pricing. Our PC-centric business was up, driven by strength in notebook platform1 demand, strong platform ASP, higher modem and Wi-Fi sales, partially offset by desktop demand. Increased platform unit sales, ASP strength, and NSG growth resulted in higher gross margins dollars and operating income, partially offset by higher platform unit cost and platform reserves. In the first six months we generated $17.3 billion of cash flow from operations and returned $7.0 billion to stockholders, including $2.8 billion in dividends and $4.2 billion in Q1 2020 buybacks.

REVENUE	OPERATING INCOME	DILUTED EPS	CASH FLOWS
■ PC-CENTRIC $B ■ DATA-CENTRIC $B	■ GAAP $B ■ NON-GAAP $B	■ GAAP ■ NON-GAAP	■ OPERATING CASH FLOW $B ■ FREE CASH FLOW $B

$19.7B	$5.7B	$6.1B	$1.19	$1.23	$17.3B	$10.6B
GAAP	GAAP	non-GAAP[2]	GAAP	non-GAAP[2]	GAAP	non-GAAP[2]
Revenue up $3.2B or 20% from Q2 2019	Operating income up $1.1B or 23% from Q2 2019; Q2 2020 operating margin at 29%	Operating income up $0.9B or 18% from Q2 2019; Q2 2020 operating margin at 31%	Diluted EPS up $0.27 or 29% from Q2 2019	Diluted EPS up $0.17 or 16% from Q2 2019	Operating cash flow up $4.8B or 38% from Q2 2019	Free cash flow up $5B or 88% from Q2 2019

Growth in data-centric businesses primarily driven by DCG and NSG and growth in the PC-centric business	Higher gross margin dollars from increase in platform unit sales and platform ASP strength, NAND market recovery and bit growth, partially offset by increase in platform unit cost and higher platform reserves
Higher platform volume, platform ASP strength, NAND market recovery and bit growth, adjacency[1] strength, lower period charges, and lower shares outstanding, partially offset by higher platform unit cost, and higher platform reserves
Higher net income and working capital changes driven by inventory and income taxes, offset by other assets and liabilities

1 See "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.
2 See "Non-GAAP Financial Measures" within MD&A.

A QUARTER IN REVIEW	3

BUSINESS SUMMARY
•We experienced growth in most of our data-centric businesses, driven by strong demand across all DCG segments, and strength in 5G adjacencies and NAND. We introduced the 3rd Gen Intel® Xeon® Scalable processors and additions to our hardware and software AI portfolio.
•Growth in our PC-centric business was driven by strength in notebook demand, strong platform ASP, and continued strength in modem, partially offset by desktop demand. We announced the new 10th Gen Intel® Core™ vPro® processors for enterprise needs to deliver increased productivity improvements, connectivity, security features, and remote manageability. We also launched the Intel® Core™ processors with Intel® Hybrid Technology, leveraging Intel's Foveros 3D packaging technology.
•We acquired Moovit for $915 million to accelerate Mobileye's MaaS offering. Moovit is known for its urban mobility application and brings Mobileye closer to achieving our plan to become a complete mobility provider, including robotaxi services.
•We continue to accelerate our transition to 10nm-based products. We now expect to increase our 10nm-based product shipments for the year by more than 20 percent versus our January expectations. We expect production shipments of our next-generation 10nm client CPU product "Tiger Lake" in Q3 and are targeting initial production shipments of our first 10nm-based Xeon Scalable product, “Ice Lake,” for the end of the year. Our 10nm-based products are positioned for 2021, led by our third-generation client product “Alder Lake” and our second-generation server product “Sapphire Rapids.” Both products are expected to start initial production shipments in the second half of 2021.
•We now expect an approximate six-month delay in our 7nm-based CPU product timing relative to prior expectations. The primary driver is the yield of our 7nm manufacturing process, which based on recent data, is now trending approximately twelve months behind our internal target. We will continue to invest in our future process technology roadmap, but we will be pragmatic and objective in seeking to deploy the process technology that delivers the most predictability and performance for our customers, whether that be our process, external foundry process or a combination of both. Our advanced packaging technologies combined with our disaggregated architecture give us the flexibility to use the process technology that best serves our customers. As an example, we now expect that our data center discrete GPU design, “Ponte Vecchio", which was described in our 2019 Form 10-K, will be released in late 2021 or early 2022 utilizing external and internal process technologies combined with our advanced packaging technologies.
•We now expect to see initial production shipments of our first Intel-based 7nm product, a client CPU, in late 2022 or early 2023. We are also focused on maintaining an annual cadence of significant product improvements independent of our process roadmap, including for holiday 2022. In addition, we expect to see initial production shipments of our first Intel-based 7nm data center CPU design in the first half of 2023.

A QUARTER IN REVIEW	4

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net revenue	$19,728	$16,505	$39,556	$32,566
Cost of sales	9,221	6,627	17,033	13,599
Gross margin	10,507	9,878	22,523	18,967
Research and development	3,354	3,438	6,629	6,770
Marketing, general and administrative	1,447	1,639	2,988	3,222
Restructuring and other charges	9	184	171	184
Operating expenses	4,810	5,261	9,788	10,176
Operating income	5,697	4,617	12,735	8,791
Gains (losses) on equity investments, net	267	170	156	604
Interest and other, net	(29)	(63)	(342)	(124)
Income before taxes	5,935	4,724	12,549	9,271
Provision for taxes	830	545	1,783	1,118
Net income	$5,105	$4,179	$10,766	$8,153
Earnings per share—basic	$1.20	$0.94	$2.53	$1.82
Earnings per share—diluted	$1.19	$0.92	$2.50	$1.79
Weighted average shares of common stock outstanding:
Basic	4,246	4,466	4,256	4,479
Diluted	4,284	4,523	4,298	4,543
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	5

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(In Millions; Unaudited)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net income	$5,105	$4,179	$10,766	$8,153
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	319	151	51	253
Actuarial valuation and other pension benefits (expenses), net	11	8	23	17
Translation adjustments and other	59	32	54	82
Other comprehensive income (loss)	389	191	128	352
Total comprehensive income	$5,494	$4,370	$10,894	$8,505
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	6

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Jun 27, 2020	Dec 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,736	$4,194
Short-term investments	4,791	1,082
Trading assets	12,288	7,847
Accounts receivable	7,441	7,659
Inventories	8,969	8,744
Other current assets	2,165	1,713
Total current assets	44,390	31,239
Property, plant and equipment, net of accumulated depreciation of $77,988 ($73,321 as of December 28, 2019)	58,036	55,386
Equity investments	3,901	3,967
Other long-term investments	2,884	3,276
Goodwill	26,943	26,276
Identified intangible assets, net	10,303	10,827
Other long-term assets	6,082	5,553
Total assets	$152,539	$136,524

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$2,254	$3,693
Accounts payable	5,045	4,128
Accrued compensation and benefits	2,833	3,853
Other accrued liabilities	12,349	10,636
Total current liabilities	22,481	22,310
Debt	36,093	25,308
Contract liabilities	1,329	1,368
Income taxes payable, non-current	4,795	4,919
Deferred income taxes	2,723	2,044
Other long-term liabilities	3,108	2,916
Contingencies (Note 13)
Temporary equity	—	155
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,253 issued and outstanding (4,290 issued and outstanding as of December 28, 2019)	25,516	25,261
Accumulated other comprehensive income (loss)	(1,152)	(1,280)
Retained earnings	57,646	53,523
Total stockholders’ equity	82,010	77,504
Total liabilities, temporary equity, and stockholders’ equity	$152,539	$136,524
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	7

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In Millions; Unaudited)	Jun 27, 2020	Jun 29, 2019

Cash and cash equivalents, beginning of period	$4,194	$3,019
Cash flows provided by (used for) operating activities:
Net income	10,766	8,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,248	4,379
Share-based compensation	941	859
Amortization of intangibles	865	800
(Gains) losses on equity investments, net	(92)	(100)
Changes in assets and liabilities:
Accounts receivable	224	490
Inventories	(271)	(1,443)
Accounts payable	208	431
Accrued compensation and benefits	(919)	(1,012)
Prepaid supply agreements	(161)	(444)
Income taxes	1,203	(15)
Other assets and liabilities	(697)	448
Total adjustments	6,549	4,393
Net cash provided by operating activities	17,315	12,546
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(6,676)	(6,875)
Purchases of available-for-sale debt investments	(4,558)	(1,721)
Maturities and sales of available-for-sale debt investments	1,303	2,031
Purchases of trading assets	(11,429)	(4,498)
Maturities and sales of trading assets	7,430	3,808
Sales of equity investments	186	1,331
Other investing	(602)	(86)
Net cash used for investing activities	(14,346)	(6,010)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	—	996
Issuance of long-term debt, net of issuance costs	10,247	601
Repayment of debt and debt conversion	(2,775)	(1,033)
Proceeds from sales of common stock through employee equity incentive plans	512	305
Repurchase of common stock	(4,229)	(5,579)
Payment of dividends to stockholders	(2,811)	(2,828)
Other financing	629	850
Net cash provided by (used for) financing activities	1,573	(6,688)
Net increase (decrease) in cash and cash equivalents	4,542	(152)
Cash and cash equivalents, end of period	$8,736	$2,867

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,836	$2,678
Cash paid during the period for:
Interest, net of capitalized interest	$252	$243
Income taxes, net of refunds	$574	$1,112
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	8

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In Millions, Except Per Share Amounts; Unaudited)	Shares	Amount
Three Months Ended

Balance as of March 28, 2020	4,234	$25,251	$(1,541)	$52,644	$76,354
Net income	—	—	—	5,105	5,105
Other comprehensive income (loss)	—	—	389	—	389
Employee equity incentive plans and other	25	9	—	—	9
Share-based compensation	—	492	—	—	492
Temporary equity reduction	—	—	—	—	—
Convertible debt	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Restricted stock unit withholdings	(6)	(236)	—	(103)	(339)
Balance as of June 27, 2020	4,253	$25,516	$(1,152)	$57,646	$82,010

Balance as of March 30, 2019	4,477	$25,346	$(813)	$49,128	$73,661
Net income	—	—	—	4,179	4,179
Other comprehensive income (loss)	—	—	191	—	191
Employee equity incentive plans and other	27	31	—	—	31
Share-based compensation	—	471	—	—	471
Temporary equity reduction	—	28	—	—	28
Convertible debt	—	(120)	—	—	(120)
Repurchase of common stock	(67)	(381)	—	(2,764)	(3,145)
Restricted stock unit withholdings	(7)	(235)	—	(114)	(349)
Balance as of June 29, 2019	4,430	$25,140	$(622)	$50,429	$74,947

Six Months Ended

Balance as of December 28, 2019	4,290	$25,261	$(1,280)	$53,523	$77,504
Net income	—	—	—	10,766	10,766
Other comprehensive income (loss)	—	—	128	—	128
Employee equity incentive plans and other	42	629	—	—	629
Share-based compensation	—	941	—	—	941
Temporary equity reduction	—	155	—	—	155
Convertible debt	—	(750)	—	—	(750)
Repurchase of common stock	(71)	(420)	—	(3,689)	(4,109)
Restricted stock unit withholdings	(8)	(300)	—	(135)	(435)
Cash dividends declared ($0.66 per share)	—	—	—	(2,819)	(2,819)
Balance as of June 27, 2020	4,253	$25,516	$(1,152)	$57,646	$82,010

Balance as of December 29, 2018	4,516	$25,365	$(974)	$50,172	$74,563
Net income	—	—	—	8,153	8,153
Other comprehensive income (loss)	—	—	352	—	352
Employee equity incentive plans and other¹	38	403	—	—	403
Share-based compensation	—	860	—	—	860
Temporary equity reduction	—	173	—	—	173
Convertible debt	—	(712)	—	—	(712)
Repurchase of common stock	(116)	(659)	—	(4,936)	(5,595)
Restricted stock unit withholdings	(8)	(290)	—	(131)	(421)
Cash dividends declared ($0.63 per share)	—	—	—	(2,829)	(2,829)
Balance as of June 29, 2019	4,430	$25,140	$(622)	$50,429	$74,947
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Stockholders' Equity	9

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 :	BASIS OF PRESENTATION
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2019 Form 10-K.
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
•DCG
•IOTG
•Mobileye
•NSG
•PSG
•CCG
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
We have an “all other” category that includes revenue, expenses, and charges such as:
•results of operations from non-reportable segments not otherwise presented;
•historical results of operations from divested businesses;
•results of operations of start-up businesses that support our initiatives, including our foundry business;
•amounts included within restructuring and other charges;
•a portion of employee benefits, compensation, and other expenses not allocated to the operating segments; and
•acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	10

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net revenue:
Data Center Group
Platform	$6,181	$4,553	$12,608	$9,035
Adjacent	936	430	1,502	850
	7,117	4,983	14,110	9,885
Internet of Things
IOTG	670	986	1,553	1,896
Mobileye	146	201	400	410
	816	1,187	1,953	2,306

Non-Volatile Memory Solutions Group	1,659	940	2,997	1,855
Programmable Solutions Group	501	489	1,020	975
Client Computing Group
Platform	8,229	7,925	16,941	15,749
Adjacent	1,267	916	2,330	1,678
	9,496	8,841	19,271	17,427

All other	139	65	205	118
Total net revenue	$19,728	$16,505	$39,556	$32,566

Operating income (loss):
Data Center Group	$3,099	$1,800	6,591	$3,641

Internet of Things
IOTG	70	294	313	545
Mobileye	(4)	53	84	121
	66	347	397	666

Non-Volatile Memory Solutions Group	322	(284)	256	(581)
Programmable Solutions Group	80	52	177	141
Client Computing Group	2,842	3,737	7,067	6,809
All other	(712)	(1,035)	(1,753)	(1,885)
Total operating income	$5,697	$4,617	$12,735	$8,791

FINANCIAL STATEMENTS	Notes to Financial Statements	11

Disaggregated net revenue for each period was as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Platform revenue
DCG platform	$6,181	$4,553	$12,608	$9,035
IOTG platform	619	891	1,414	1,716
CCG desktop platform	2,368	2,767	5,208	5,653
CCG notebook platform	5,844	5,136	11,701	10,063
CCG other platform[1]	16	22	31	33
	15,028	13,369	30,962	26,500

Adjacent revenue[2]	4,700	3,136	8,594	6,066
Total revenue	$19,728	$16,505	$39,556	$32,566
1 Includes our tablet and service provider revenue.
2 Includes all of our non-platform products for DCG, IOTG, and CCG such as modem, Ethernet, and silicon photonics, as well as Mobileye, NSG, and PSG products.

NOTE 3 :	EARNINGS PER SHARE
We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net income available to common stockholders	$5,105	$4,179	$10,766	$8,153
Weighted average shares of common stock outstanding—basic	4,246	4,466	4,256	4,479
Dilutive effect of employee equity incentive plans	38	40	42	46
Dilutive effect of convertible debt	—	17	—	18
Weighted average shares of common stock outstanding—diluted	4,284	4,523	4,298	4,543
Earnings per share—basic	$1.20	$0.94	$2.53	$1.82
Earnings per share—diluted	$1.19	$0.92	$2.50	$1.79
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

FINANCIAL STATEMENTS	Notes to Financial Statements	12

NOTE 4 :	CONTRACT LIABILITIES

(In Millions)	Jun 27, 2020	Dec 28, 2019
Prepaid supply agreements	$1,644	$1,805
Other	279	236
Total contract liabilities	$1,923	$2,041
Contract liabilities are primarily related to prepayments received from customers on long-term prepaid supply agreements toward future NSG product delivery. The short-term portion of contract liabilities is reported on the Consolidated Condensed Balance Sheets within other accrued liabilities.
The following table shows the changes in contract liability balances relating to long-term prepaid supply agreements during the first six months of 2020:

(In Millions)
Prepaid supply agreements balance as of December 28, 2019	$1,805
Prepayments utilized	(161)
Prepaid supply agreements balance as of June 27, 2020	$1,644
During the second quarter of 2020, we issued a contract termination notification for breach to our largest prepaid supply customer with a $1.6 billion contract liability balance. The timing and amount of future anticipated revenue, or reversal of any contract liability balance, resulting from contract termination may vary due to ongoing customer negotiations.

NOTE 5 :	OTHER FINANCIAL STATEMENT DETAILS
INVENTORIES

(In Millions)	Jun 27, 2020	Dec 28, 2019
Raw materials	$903	$840
Work in process	6,093	6,225
Finished goods	1,973	1,679
Total inventories	$8,969	$8,744
INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Interest income	$83	$125	$176	$260
Interest expense	(186)	(135)	(321)	(273)
Other, net	74	(53)	(197)	(111)
Total interest and other, net	$(29)	$(63)	$(342)	$(124)
Interest expense in the preceding table is net of $87 million of interest capitalized in the second quarter of 2020 and $170 million in the first six months of 2020 ($120 million in the second quarter of 2019 and $245 million in the first six months of 2019).

FINANCIAL STATEMENTS	Notes to Financial Statements	13

NOTE 6 :	RESTRUCTURING AND OTHER CHARGES
A restructuring program was approved in the first quarter of 2020 to further align our workforce with our continuing investments in the business and to execute the planned divestiture of Home Gateway Platform, a division of CCG. We expect these actions to be substantially complete in the third quarter of 2020.
A restructuring program was approved in the second quarter of 2019 to align our workforce with our exit of the smartphone modem business. We expect these actions to be substantially complete in the third quarter of 2020.
Restructuring and other charges by type for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Employee severance and benefit arrangements	$1	$168	$106	$168
Asset impairment and other charges	8	16	65	16
Total restructuring and other charges	$9	$184	$171	$184

NOTE 7 :	INVESTMENTS
DEBT INVESTMENTS
Trading Assets
For trading assets still held at the reporting date we recorded net gains of $347 million in the second quarter of 2020 and net gains of $183 million in the first six months of 2020 ($99 million of net gains in the second quarter of 2019 and $117 million of net gains in the first six months of 2019). Net losses on the related derivatives were $251 million in the second quarter of 2020 and net losses of $204 million in the first six months of 2020 ($102 million of net losses in the second quarter of 2019 and $104 million of net losses in the first six months of 2019).
Available-for-Sale Debt Investments

	Jun 27, 2020				Dec 28, 2019
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$3,911	$94	$—	$4,005	$2,914	$44	$—	$2,958
Financial institution instruments	7,985	24	—	8,009	3,007	15	(1)	3,021
Government debt	2,491	12	—	2,503	560	4	—	564
Total available-for-sale debt investments	$14,387	$130	$—	$14,517	$6,481	$63	$(1)	$6,543
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of June 27, 2020 and December 28, 2019.
The fair value of available-for-sale debt investments, by contractual maturity, as of June 27, 2020, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$7,763
Due in 1–2 years	1,525
Due in 2–5 years	1,359
Due after 5 years	—
Instruments not due at a single maturity date	3,870
Total	$14,517

FINANCIAL STATEMENTS	Notes to Financial Statements	14

EQUITY INVESTMENTS

(In Millions)	Jun 27, 2020	Dec 28, 2019
Marketable equity securities	$464	$450
Non-marketable equity securities	3,419	3,480
Equity method investments	18	37
Total	$3,901	$3,967

The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Ongoing mark-to-market adjustments on marketable equity securities	$165	$(179)	$62	$74
Observable price adjustments on non-marketable equity securities	58	8	137	16
Impairment charges	(51)	(39)	(193)	(62)
Sale of equity investments and other¹	95	380	150	576
Total gains (losses) on equity investments, net	$267	$170	$156	$604
1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investee gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
We recognized higher than historically experienced impairment charges on our non-marketable portfolio in the first six months of 2020 based on our assessment of the impact of recent public and private market volatility and tightening of liquidity.
Gains and losses for our marketable and non-marketable equity securities during the period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net gains (losses) recognized during the period on equity securities	$223	$(178)	$83	$84
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(55)	(33)	(58)	(258)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$168	$(211)	$25	$(174)
IMFT
IMFT was formed in 2006 by Micron Technology, Inc. (Micron) and Intel to jointly develop NAND flash memory and 3D XPoint™ technology products. As of June 29, 2019, we had a carrying value of $1.3 billion in IMFT and owned a 49% interest in the unconsolidated variable interest entity. We sold our non-controlling interest in IMFT to Micron in October 2019. We will continue to purchase product manufactured by Micron at the IMFT facility under supply agreements, which include the next generation of 3D XPoint™ technology.

FINANCIAL STATEMENTS	Notes to Financial Statements	15

NOTE 8 :	ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
Acquisition of Moovit
On May 4, 2020, we acquired Moovit, a MaaS solutions company, for total consideration of $915 million. The fair values of the assets acquired relate to goodwill of $638 million and intangible assets of $331 million. The goodwill arising from the acquisition is attributed to the expected synergies and other benefits that will be generated from the combination of Intel and Moovit. We expect substantially all of the goodwill will not be deductible for local tax purposes. The acquisition-related intangible assets are primarily related to Moovit's monthly active user base and application platform. The goodwill and operating results of Moovit are included in our Mobileye operating segment.
DIVESTITURES
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

FINANCIAL STATEMENTS	Notes to Financial Statements	16

NOTE 9 :	BORROWINGS
As of June 27, 2020, our short-term debt was $2.3 billion, primarily comprised of the current portion of our long-term debt ($3.7 billion as of December 28, 2019).
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program.
LONG-TERM DEBT

	Jun 27, 2020		Dec 28, 2019
(In Millions)	Effective Interest Rate	Amount	Amount
Floating-rate senior notes:
Three-month LIBOR plus 0.08%, due May 2020	—%	$—	$700
Three-month LIBOR plus 0.35%, due May 2022	1.82%	800	800
Fixed-rate senior notes:
1.85%, due May 2020	—%	—	1,000
2.45%, due July 2020	2.48%	1,750	1,750
1.70%, due May 2021	1.78%	500	500
3.30%, due October 2021	2.98%	2,000	2,000
2.35%, due May 2022	1.95%	750	750
3.10%, due July 2022	2.69%	1,000	1,000
4.00%, due December 2022¹	3.11%	379	382
2.70%, due December 2022	2.28%	1,500	1,500
4.10%, due November 2023	3.21%	400	400
2.88%, due May 2024	2.31%	1,250	1,250
2.70%, due June 2024	2.13%	600	600
3.40%, due March 2025	3.46%	1,500	—
3.70%, due July 2025	3.48%	2,250	2,250
2.60%, due May 2026	1.94%	1,000	1,000
3.75%, due March 2027	3.80%	1,000	—
3.15%, due May 2027	2.48%	1,000	1,000
2.45%, due November 2029	2.39%	2,000	1,250
3.90%, due March 2030	3.94%	1,500	—
4.00%, due December 2032	2.30%	750	750
4.60%, due March 2040	4.62%	750	—
4.80%, due October 2041	3.53%	802	802
4.25%, due December 2042	2.48%	567	567
4.90%, due July 2045	3.45%	772	772
4.10%, due May 2046	2.76%	1,250	1,250
4.10%, due May 2047	2.63%	1,000	1,000
4.10%, due August 2047	2.20%	640	640
3.73%, due December 2047	2.89%	1,967	1,967
3.25%, due November 2049	3.19%	2,000	1,500
4.75%, due March 2050	4.76%	2,250	—
3.10%, due February 2060	3.12%	1,000	—
4.95%, due March 2060	5.00%	1,000	—
Oregon and Arizona bonds:
2.40%-2.70%, due December 2035 - 2040	2.49%	423	423
5.00%, due March 2049	2.12%	138	138
5.00%, due June 2049	2.15%	438	438
Junior Subordinated Convertible Debentures:
3.25%, due August 2039	—	—	372
Total Senior Notes and Other Borrowings		36,926	28,751
Unamortized Premium/Discount and Issuance Costs		(375)	(529)
Hedge Accounting Fair Value Adjustments		1,796	781
Long-term debt		38,347	29,003
Current portion of long-term debt		(2,254)	(3,695)
Total long-term debt		$36,093	$25,308
1 To manage foreign currency risk associated with the Australian-dollar-denominated notes issued in 2015, we entered into currency interest rate swaps with an aggregate notional amount of $396 million, which effectively converted these notes to U.S.-dollar-denominated notes. For further discussion on our currency interest rate swaps, see "Note 12: Derivative Financial Instruments."

FINANCIAL STATEMENTS	Notes to Financial Statements	17

In the first six months of 2020, we settled $2.1 billion in short-term debt. In the first quarter of 2020, the remaining $372 million of our 2009 Debentures were converted or redeemed, and in the second quarter of 2020, we settled $1.7 billion of our notes due May 2020.
In the first six months of 2020, we issued a total of $10.3 billion aggregate principal amount of senior notes. We intend to use the net proceeds from the offering for general corporate purposes, which may include refinancing outstanding debt, funding for working capital and capital expenditures, and repurchasing shares of our common stock.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	18

NOTE 10 :	FAIR VALUE
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	Jun 27, 2020				Dec 28, 2019
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$715	$—	$715	$—	$713	$—	$713
Financial institution instruments¹	3,870	1,591	—	5,461	1,064	408	—	1,472
Government debt²	—	666	—	666	—	—	—	—
Reverse repurchase agreements	—	1,400	—	1,400	—	1,500	—	1,500
Short-term investments:
Corporate debt	—	1,426	—	1,426	—	347	—	347
Financial institution instruments¹	—	2,096	—	2,096	—	724	—	724
Government debt²	—	1,269	—	1,269	—	11	—	11
Trading assets:
Corporate debt	—	3,605	—	3,605	—	2,848	—	2,848
Financial institution instruments¹	206	2,304	—	2,510	87	1,578	—	1,665
Government debt²	—	6,173	—	6,173	—	3,334	—	3,334
Other current assets:
Derivative assets	30	250	—	280	50	230	—	280
Loans receivable³	—	348	—	348	—	—	—	—
Marketable equity securities	464	—	—	464	450	—	—	450
Other long-term investments:
Corporate debt	—	1,864	—	1,864	—	1,898	—	1,898
Financial institution instruments¹	—	452	—	452	—	825	—	825
Government debt²	—	568	—	568	—	553	—	553
Other long-term assets:
Derivative assets	—	1,679	35	1,714	—	690	16	706
Loans receivable³	—	212	—	212	—	554	—	554
Total assets measured and recorded at fair value	$4,570	$26,618	$35	$31,223	$1,651	$16,213	$16	$17,880
Liabilities
Other accrued liabilities:
Derivative liabilities	$48	$432	$—	$480	$3	$287	$—	$290
Other long-term liabilities:
Derivative liabilities	—	22	—	22	—	13	—	13
Total liabilities measured and recorded at fair value	$48	$454	$—	$502	$3	$300	$—	$303
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.
2Level 2 investments consist primarily of U.S. agency notes and non-U.S. government debt.
3The fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency.

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
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE ON A RECURRING BASIS
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, loans receivable, reverse repurchase agreements with original maturities greater than three months, and issued debt.
As of June 27, 2020, the aggregate carrying value of grants receivable and reverse repurchase agreements with original maturities greater than three months was $301 million ($543 million as of December 28, 2019). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of June 27, 2020, the fair value of our issued debt was $42.5 billion ($30.6 billion as of December 28, 2019). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.

NOTE 11 :	OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2020 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 28, 2019	$54	$(1,382)	$48	$(1,280)
Other comprehensive income (loss) before reclassifications	19	(2)	69	86
Amounts reclassified out of accumulated other comprehensive income (loss)	60	28	—	88
Tax effects	(28)	(3)	(15)	(46)
Other comprehensive income (loss)	51	23	54	128
Balance as of June 27, 2020	$105	$(1,359)	$102	$(1,152)
We estimate that we will reclassify approximately $48 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	20

NOTE 12 :	DERIVATIVE FINANCIAL INSTRUMENTS
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jun 27, 2020	Dec 28, 2019
Foreign currency contracts	$29,129	$23,981
Interest rate contracts	14,349	14,302
Other	1,787	1,753
Total	$45,265	$40,036
FAIR VALUE OF DERIVATIVE INSTRUMENTS

	Jun 27, 2020		Dec 28, 2019
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$76	$81	$56	$159
Interest rate contracts	1,713	—	690	9
Total derivatives designated as hedging instruments	1,789	81	746	168
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	171	224	179	78
Interest rate contracts	4	149	11	54
Equity contracts	30	48	50	3
Total derivatives not designated as hedging instruments	205	421	240	135
Total derivatives	$1,994	$502	$986	$303
1Derivative assets are recorded as other assets, current and non-current.
2Derivative liabilities are recorded as other liabilities, current and non-current.
3The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	21

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Jun 27, 2020
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,985	$—	$1,985	$(318)	$(1,641)	$26
Reverse repurchase agreements	1,500	—	1,500	—	(1,489)	11
Total assets	$3,485	$—	$3,485	$(318)	$(3,130)	$37
Liabilities:
Derivative liabilities subject to master netting arrangements	$397	$—	$397	$(318)	$(79)	$—
Total liabilities	$397	$—	$397	$(318)	$(79)	$—

	Dec 28, 2019
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$974	$—	$974	$(144)	$(808)	$22
Reverse repurchase agreements	1,850	—	1,850	—	(1,850)	—
Total assets	$2,824	$—	$2,824	$(144)	$(2,658)	$22
Liabilities:
Derivative liabilities subject to master netting arrangements	$262	$—	$262	$(144)	$(72)	$46
Total liabilities	$262	$—	$262	$(144)	$(72)	$46
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to cash flow hedges, recognized in other comprehensive income (loss), were $392 million net gains in the second quarter of 2020 and $19 million net gains in the first six months of 2020 ($122 million net gains in the second quarter of 2019 and $151 million net gains in the first six months of 2019). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first six months of 2020 and 2019, the amounts excluded from effectiveness testing were insignificant.

FINANCIAL STATEMENTS	Notes to Financial Statements	22

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
	Three Months Ended		Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Interest rate contracts	$78	$554	$1,032	$1,039
Hedged items	(78)	(554)	(1,032)	(1,039)
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Jun 27, 2020	Dec 28, 2019	Jun 27, 2020	Dec 28, 2019
Long-term debt	$(13,710)	$(12,678)	$(1,713)	$(681)
The total notional amount of pay-variable and receive-fixed interest rate swaps was $12.0 billion as of June 27, 2020 and as of December 28, 2019.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Foreign currency contracts	Interest and other, net	$(216)	$(20)	$(62)	$37
Interest rate contracts	Interest and other, net	(14)	(25)	(91)	(39)
Other	Various	225	35	(43)	181
Total		$(5)	$(10)	$(196)	$179

NOTE 13 :	CONTINGENCIES
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
As of July 22, 2020, consumer class action lawsuits relating to certain security vulnerabilities publicly disclosed in 2018 were pending in the U.S., Canada, and Israel. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the U.S., numerous individual class action suits filed in various jurisdictions were consolidated in April 2018 for all pretrial proceedings in the U.S. District Court for the District of Oregon. In March 2020, the court granted Intel's motion to dismiss the complaint in that consolidated action but granted plaintiffs leave to file an amended complaint, which they did in April 2020. In Canada, in one case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In a second case pending in the Superior Court of Justice of Quebec, the court has stayed the case until January 2021. In Israel, both consumer class action lawsuits were filed in the District Court of Haifa. In the first case, the District Court denied the parties' joint motion to stay filed in January 2019, but to date has deferred Intel's deadline to respond to the complaint in view of Intel's pending motion to dismiss in the consolidated proceeding in the U.S. Intel filed a motion to stay the second case pending resolution of the consolidated proceeding in the U.S., and a hearing on that motion has been scheduled for November 2020. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.

FINANCIAL STATEMENTS	Notes to Financial Statements	24

In addition to these lawsuits, Intel stockholders filed multiple shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints sought to recover damages from the defendants on behalf of Intel. Some of the derivative actions were filed in the U.S. District Court for the Northern District of California and were consolidated, and the others were filed in the Superior Court of the State of California in San Mateo County and were consolidated. The federal court granted defendants' motion to dismiss the consolidated complaint in the federal action in August 2018 on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The federal court granted plaintiffs leave to amend their complaint, but subsequently dismissed the cases without prejudice in January 2019 at plaintiffs' request. In August 2018, the California Superior Court granted defendants' motion to dismiss the consolidated complaint in the state court action on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board, but granted plaintiffs leave to amend. The court subsequently granted defendants' motion to dismiss plaintiffs' first, second, and third amended complaints, on the same ground, and in March 2020 granted defendants' motion to dismiss plaintiffs' third amended complaint without granting plaintiffs leave to amend. Plaintiffs filed a motion for reconsideration of the court's final order of dismissal, which is scheduled for hearing on July 31, 2020.
Institute of Microelectronics, Chinese Academy of Sciences v. Intel China, Ltd., et al.
In February 2018, the Institute of Microelectronics of the Chinese Academy of Sciences (IMECAS) sued Intel China, Ltd., Dell China, Ltd. (Dell) and Beijing JingDong Century Information Technology, Ltd. (JD) for patent infringement in the Beijing High Court. IMECAS alleges that Intel’s Core series processors infringe Chinese patent CN 102956457 (’457 Patent). The complaint demands an injunction and damages of at least RMB 200,000,000 plus the cost of litigation. A trial date is not yet set. In March 2018, Dell tendered indemnity to Intel, which Intel granted in April 2018. JD also tendered indemnity to Intel, which Intel granted in October 2018. In March 2018, Intel filed an invalidation request on the ‘457 patent with the Chinese Patent Reexamination Board (PRB). The PRB held an oral hearing in September 2018 and in February 2019 upheld the validity of the challenged claims. In January 2020, Intel filed a second invalidation request on the ‘457 patent with the PRB. In September 2018 and March 2019, Intel filed petitions with the United States Patent & Trademark Office (USPTO) requesting institution of inter partes review (IPR) of U.S. Patent No. 9,070,719, the U.S. counterpart to the ‘457 patent. The USPTO denied institution of Intel’s petitions in March and October 2019, respectively. In April 2019, Intel filed a request for rehearing and a petition for Precedential Opinion Panel (POP) in the USPTO to challenge the denial of its first IPR petition, and in November 2019 Intel filed a request for rehearing on the second IPR petition. In January 2020, the USPTO denied the POP petition on the first IPR petition. In June 2020, the Patent Trial and Appeal Board denied Intel's rehearing requests on both petitions.
In October 2019, IMECAS filed second and third lawsuits, in the Beijing IP Court, alleging infringement of Chinese Patent No. CN 102386226 (‘226 Patent) based on the manufacturing and sale of Intel’s Core i3 microprocessors. Defendants in the second case are Lenovo (Beijing) Co., Ltd. (Lenovo) and Beijing Jiayun Huitong Technology Development Co. Ltd. (BJHT). Defendants in the third case are Intel Corp., Intel China Co., Ltd., the Intel China Beijing Branch, Beijing Digital China Co., Ltd. (Digital China), and JD. Both complaints demand injunctions plus litigation costs and reserve the right to claim damages in unspecified amounts. No proceedings have occurred or are yet scheduled in these lawsuits. In December 2019, Lenovo tendered indemnity to Intel, which Intel granted in March 2020. In July 2020, Intel filed two invalidation requests on the '226 patent with the Chinese PRB. Given the procedural posture and the nature of these cases, the unspecified nature and extent of damages claimed by IMECAS, and uncertainty regarding the availability of injunctive relief under applicable law, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute IMECAS’s claims and intend to vigorously defend against them.
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against Intel in the U.S. District Court for the Northern District of California alleging infringement of eight patents acquired from NXP Semiconductors, N.V. (NXP). The patents, which originated at Freescale Semiconductor, Inc. and NXP B.V., are U.S. Patent Nos. 7,268,588; 7,675,806; 7,706,207; 7,709,303; 8,004,922; 8,020,014; 8,268,672; and 8,566,836. VLSI accuses various FPGA and processor products of infringement. VLSI estimated its damages to be as high as $7.1 billion, and its complaint further sought enhanced damages, future royalties, attorneys’ fees, and costs and interest. In May, June, September, and October 2018, Intel filed requests with the Patent Trial and Appeals Board (PTAB) to institute inter partes review of the patentability of claims in all eight of the patents in-suit. The PTAB instituted review of six patents and denied institution on two patents. As a result of the institution decisions, the parties stipulated to stay the District Court action in March 2019. In December 2019 and February 2020, the PTAB found all claims of the '588 and '303 patents, and some claims of the '922 patent, to be unpatentable. The PTAB found the challenged claims of the '014, '672 and '207 patents to be patentable. Intel moved for a continuation of the stay in March 2020 as it appealed certain rulings by the PTAB. In June 2020, the District Court issued an order continuing the stay through August 2021 and setting trial for December 2022.
In June 2018, VLSI filed a second suit against Intel, in U.S. District Court for the District of Delaware, alleging infringement by various Intel processors of five additional patents acquired from NXP: U.S. Patent Nos. 6,212,663; 7,246,027; 7,247,552; 7,523,331; and 8,081,026. VLSI accused Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In March 2019, the District Court dismissed VLSI’s claims for willful infringement as to all the patents-in-suit except the ‘027 patent, and also dismissed VLSI’s allegations of indirect infringement as to the ‘633, ‘331, and ‘026 patents. In June 2019, Intel filed requests for inter partes review of the patentability of claims in all five patents-in-suit. In January 2020, the District Court vacated the November 2020 trial date based on agreement of the parties; no trial date is currently set. In January and February 2020, the PTAB instituted review of the '552, '633, '331 and '026 patents and as a result Intel moved for stay of the District Court proceedings. In May 2020, the District Court stayed the case as to the '026 and '552 patents but allowed the case to proceed on the '027 and '331 patents. VLSI is no longer asserting claims from the '633 patent.

FINANCIAL STATEMENTS	Notes to Financial Statements	25

In March 2019, VLSI filed a third suit against Intel, also in U.S. District Court for the District of Delaware, alleging infringement of six more patents acquired from NXP: U.S. Patent Nos. 6,366,522; 6,663,187; 7,292,485; 7,606,983; 7,725,759; and 7,793,025. In April 2019, VLSI voluntarily dismissed this Delaware case without prejudice, in favor of asserting these patents in new cases in the U.S. District Court for the Western District of Texas (WDTX). Specifically, in April 2019, VLSI filed three new infringement suits against Intel in WDTX accusing various Intel processors of infringement. The three suits collectively assert the same six patents from the voluntarily dismissed Delaware case plus two additional patents acquired from NXP, U.S. Patent Nos. 7,523,373 and 8,156,357. VLSI accuses Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. The District Court has set trial for November 2020. In October and November 2019, and in February 2020, Intel filed inter partes review requests on certain asserted claims across six of the patents-in-suit in WDTX. In May and June 2020, the PTAB denied Intel's requests on four of those patents, and Intel has asked for a rehearing on those matters.
In May 2019, VLSI filed a case in Shenzhen Intermediate People’s Court against Intel, Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201410094015.9 accusing Intel Core processors of infringement. VLSI requests an injunction as well as RMB 1.3 million in damages. Defendants filed an invalidation petition in October 2019. In May 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court has not yet ruled on the motion to stay.
In May 2019, VLSI filed a second case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201080024173.7. The accused Intel products and the claims of VLSI in Shanghai case are the same as in the Shenzhen case. Defendants filed an invalidation petition in October 2019. In June 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court has not yet ruled on the motion to stay.
In October 2019, Intel filed a complaint against Fortress Investment Group LLC, Fortress Credit Co. LLC, VLSI, and DSS Technology Management, Inc. for violations of the Sherman Act, the Clayton Act, and California Business and Professions Code section 17200. In November 2019, Intel voluntarily dismissed that complaint and, along with Apple Inc., filed a new complaint against Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, Inc., Uniloc Luxembourg S.A.R.L., VLSI, INVT SPE LLC, Inventergy Global, Inc., DSS Technology Management, Inc., IXI IP, LLC, and Seven Networks, LLC. Plaintiffs allege violations of Section 1 of the Sherman Act by certain defendants, Section 7 of the Clayton Act by certain defendants, and California Business and Professions Code section 17200 by all defendants based on defendants' unlawful aggregation of patents. Apple alone also alleges certain violations of California Business and Professions Code section 17200 by some defendants. In February 2020, defendants moved to dismiss plaintiffs' complaint. In July 2020, the court granted defendants’ motion to dismiss, giving plaintiffs leave to amend by August 2020. The court dismissed antitrust claims related to two DSS patents with prejudice.
Given the procedural posture and the nature of these cases and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute VLSI’s claims and intend to vigorously defend against them.

FINANCIAL STATEMENTS	Notes to Financial Statements	26

KEY TERMS
We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

TERM	DEFINITION

2009 Debentures	3.25% junior subordinated convertible debentures due 2039
2019 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 28, 2019
5G	The next-generation mobile network, which is expected to bring dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
Adjacent products	All of our non-platform products for CCG, DCG, and IOTG, such as modem, Ethernet and silicon photonics, as well as Mobileye, Non-Volatile Memory Solutions Group (NSG), and Programmable Solutions Group (PSG) products. Combined with our platform products, adjacent products form comprehensive platform solutions to meet customer needs
ASIC	Application-specific integrated circuit
ASP	Average Selling Price
CODM	Chief operating decision maker
COVID-19	The infectious disease caused by the most recently discovered coronavirus (aka SARS-CoV-2), which was declared a global pandemic by the World Health Organization
CPU	Processor or central processing unit
Data-centric businesses	Includes our Data Center Group (DCG), Internet of Things Group (IOTG), Mobileye, Non-Volatile Memory Solutions Group (NSG), Programmable Solutions Group (PSG), and all other businesses
EC	European Commission
Edge	Allocated resources that move, store, and process data closer to the source or point of service delivery
Form 10-Q	Quarterly Report on Form 10-Q
FPGA	Field-programmable gate array
IMFT	IM Flash Technologies, LLC
Internet of Things	Refers to the Internet of Things market in which we sell our IOTG and Mobileye products
IOT	Internet of Things portfolio
IOTG	Internet of Things Group operating segment
IP	Intellectual property
MaaS	Mobility-as-a-Service
McAfee	Business, post divestiture of Intel Security Group in Q2 2017, which we retained an interest in as part of our investment strategy
MD&A	Management's Discussion & Analysis
MG&A	Marketing, general and administrative
Moovit	Moovit App Global Ltd, a MaaS solutions company acquired in Q2 2020
NAND	NAND flash memory
nm	Nanometer
OEM	Original equipment manufacturer
PC-centric business	Our Client Computing Group (CCG) business, including both platform and adjacent products
Platform products
A microprocessor (CPU) and chipset, a stand-alone SoC, or a multichip package, based on Intel® architecture. Platform products are primarily used in solutions sold through the CCG, DCG, and IOTG segments

QLC	Quad-level cell
R&D	Research and development
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SoC	System-on-Chip
SSD	Solid-state drive
TLC	Triple-level cell
U.S. GAAP	U.S. Generally Accepted Accounting Principles

FINANCIAL STATEMENTS	Notes to Financial Statements	27

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

REVENUE SUMMARY
Revenue in Q2 2020 was up 43% compared to Q2 2019, while YTD 2020 was also up 43% compared to YTD 2019, driven by increased volume, strong mix of platform products resulting in higher ASPs, and growth in adjacencies driven by 5G networking deployment. Year over year revenue in the cloud service providers market segment was up 47% as cloud service providers added capacity to serve demand. The enterprise and government market segment was up 34%, and the communications service providers market segment was up 44% year over year.
We anticipate demand in the enterprise and government market segment to weaken in the second half of 2020 and demand in the cloud service providers market segment to moderate later in the year.

	Q2 2020 vs. Q2 2019			YTD 2020 vs. YTD 2019
(In Millions)%			$ Impact	%		$ Impact

Platform volume	up	29%	$1,326	up	28%	$2,555
Platform ASP	up	5%	302	up	9%	1,018
Adjacent products	up	118%	506	up	77%	652

Total change in revenue			$2,134			$4,225

MD&A	28

OPERATING INCOME SUMMARY
Operating income in Q2 2020 increased 72% from Q2 2019, with an operating margin of 44%. Operating income YTD 2020 increased 81%, with an operating margin of 47%.

(In Millions)
$3,099	Q2 2020 DCG Operating Income
1,450	Higher gross margin from platform revenue
100	Lower period charges, primarily associated with the initial ramp of 10nm
(110)	Lower DCG adjacency gross margin
(105)	Higher platform unit cost
(36)	Other
$1,800	Q2 2019 DCG Operating Income

$6,591	YTD 2020 DCG Operating Income
3,235	Higher gross margin from platform revenue
135	Lower period charges, primarily associated with the initial ramp of 10nm
(165)	Lower DCG adjacency gross margin
(120)	Higher platform unit cost
(75)	Higher operating expenses
(60)	Other
$3,641	YTD 2019 DCG Operating Income

MD&A	29

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

REVENUE AND OPERATING INCOME SUMMARY

Q2 2020 vs. Q2 2019
IOTG revenue was $670 million, down $316 million, driven by weaker demand for IOTG platform products in industrial, retail, and vision, primarily due to COVID-19. Demand was also negatively impacted by trade restrictions related to the U.S. government's Entity List publication. Operating income was $70 million, down $224 million year over year.
Mobileye revenue was $146 million, down $55 million, due to lower demand as a result of significant decline in global vehicle production related to COVID-19. Mobileye had an operating loss of $4 million, down $57 million from an operating income in 2019.

YTD 2020 vs. YTD 2019
IOTG revenue was $1.6 billion, down $343 million, driven by weaker demand for IOTG platform products in industrial, retail, and vision due to COVID-19. Demand was also negatively impacted by trade restrictions related to the U.S. government's Entity List publication, the effects of which are expected to continue in the second half of 2020. Operating income was $313 million, down $232 million compared to YTD 2019.
Mobileye revenue was $400 million, down $10 million, due to lower demand as a result of significant decline in global vehicle production related to COVID-19. Operating income was $84 million, down $37 million.
We expect continued negative COVID-19 related impacts on demand for our IOT portfolio in the second half of 2020.

MD&A	30

NON-VOLATILE MEMORY SOLUTIONS GROUP
NSG is a technology leader in next-generation memory and storage products based on breakthrough Intel® Optane™ technology and Intel® 3D NAND technology. NSG is disrupting the memory and storage hierarchy with new tiers that balance capacity, performance, and cost. We offer 96-layer and 64-layer TLC NAND high-capacity SSDs, and 64-layer QLC NAND high-capacity SSDs. We also provide unparalleled low latency and high performance with Intel® Optane™ technology. Our products are available in innovative new form factors and densities to address the memory and storage challenges our customers face in a rapidly evolving technological landscape. Our customers include enterprise and cloud-based data centers, and users of business and consumer desktops and laptops.

NSG REVENUE $B	NSG OPERATING INCOME $B

REVENUE AND OPERATING INCOME SUMMARY

Q2 2020 vs. Q2 2019
NSG delivered record revenue of $1.7 billion, up $719 million from Q2 2019, driven by $379 million higher volume due to strong demand for NAND products and $341 million higher ASPs from improved NAND pricing. Operating income was $322 million, up $606 million from an operating loss in Q2 2019, due to continued improvements in unit cost, market pricing recovery, and strong demand.

YTD 2020 vs. YTD 2019
NSG delivered revenue of $3.0 billion, up $1.1 billion from Q2 2019, driven by $738 million higher volume due to strong demand for NAND products and $405 million higher ASP from improved NAND pricing. Operating income was $256 million, up $837 million from an operating loss in YTD 2019, due to continued improvements in unit cost, market pricing recovery, and strong demand.

MD&A	31

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

REVENUE AND OPERATING INCOME SUMMARY

Q2 2020 vs. Q2 2019
Revenue was $501 million, up $12 million due to growth in the cloud and enterprise market segment, partially offset by weakness in the embedded and communications market segments. PSG experienced growth in advanced products. Operating income was $80 million, up $28 million.

YTD 2020 vs. YTD 2019
Revenue was $1.0 billion, up $45 million due to growth in the cloud and enterprise market segment, partially offset by weakness in the embedded and communications market segments. Operating income was $177 million, up $36 million.

MD&A	32

CLIENT COMPUTING GROUP
As we evolve to deliver leading end-to-end products across architectures and workloads for the data explosion, CCG’s contribution is the human touchpoint of this new data-centric era—the PC. As the largest business unit at Intel, CCG deploys platforms that connect people to data, allowing each person to focus, create, and engage in ways that unlock their individual potential. The PC market remains a critical facet of our business, providing an important source of IP, scale, and cash flow. Our mission is to continue to deliver leadership products in our PC business as well as our adjacent businesses. The PC is more essential than ever before with more people working and learning from home due to COVID-19-related impacts. We are dedicated to helping people around the world overcome this crisis.

CCG REVENUE $B	CCG OPERATING INCOME $B

■ Platform	■ Adjacent

REVENUE SUMMARY
Revenue in Q2 2020 was up 7% compared to Q2 2019, driven by strength in notebook platform demand, strong ASP and higher LTE modem and Wi-Fi sales, partially offset by desktop demand. YTD 2020 up 11% compared to YTD 2019, driven by strong demand for notebook platform products and higher LTE modem and Wi-Fi sales. Strength in notebook platform products reflects the increased reliance on PCs as more people are working and learning from home due to COVID-19.
While we expect notebook strength in Q3 2020, desktop demand is expected to remain weak in the second half of 2020 as a result of weaker global economic conditions due to COVID-19.

	Q2 2020 vs. Q2 2019			YTD 2020 vs. YTD 2019
(In Millions)	%		$ Impact	%		$ Impact

Desktop platform volume	down	(14)%	$(460)	down	(9)%	$(607)
Desktop platform ASP	up	3%	61	up	3%	162
Notebook platform volume	up	9%	434	up	15%	1,501
Notebook platform ASP	up	5%	274	up	1%	138
Adjacent products and other			346			650

Total change in revenue			$655			$1,844

MD&A	33

OPERATING INCOME SUMMARY
Operating income in Q2 2020 decreased 24% from Q2 2019, with an operating margin of 30%. Operating income YTD 2020 increased 4%, with an operating margin of 37%.

(In Millions)
$2,842	Q2 2020 CCG Operating Income
(1,115)	Higher platform unit cost due to ramp of 10nm products
(550)	Higher period charges primarily due to reserved non-qualified platform product related to our 10nm process technology
325	Higher gross margin from platform revenue
285	Lower operating expenses driven by lower investment in modem
205	Higher CCG adjacency product margin
(45)	Other
$3,737	Q2 2019 CCG Operating Income

$7,067	YTD 2020 CCG Operating Income
1,040	Higher gross margin from platform revenue
590	Lower operating expenses driven by lower investment in modem
265	Higher CCG adjacency product margin
(1,710)	Higher platform unit cost due to ramp of 10nm products
73	Other
$6,809	YTD 2019 CCG Operating Income

MD&A	34

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	Q2 2020		Q2 2019		YTD 2020		YTD 2019
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$19,728	100.0%	$16,505	100.0%	$39,556	100.0%	$32,566	100.0%
Cost of sales	9,221	46.7%	6,627	40.2%	17,033	43.1%	13,599	41.8%
Gross margin	10,507	53.3%	9,878	59.8%	22,523	56.9%	18,967	58.2%
Research and development	3,354	17.0%	3,438	20.8%	6,629	16.8%	6,770	20.8%
Marketing, general and administrative	1,447	7.3%	1,639	9.9%	2,988	7.6%	3,222	9.9%
Restructuring and other charges	9	—%	184	1.1%	171	0.4%	184	0.6%
Operating income	5,697	28.9%	4,617	28.0%	12,735	32.2%	8,791	27.0%
Gains (losses) on equity investments, net	267	1.4%	170	1.0%	156	0.4%	604	1.9%
Interest and other, net	(29)	(0.1)%	(63)	(0.4)%	(342)	(0.9)%	(124)	(0.4)%
Income before taxes	5,935	30.1%	4,724	28.6%	12,549	31.7%	9,271	28.5%
Provision for taxes	830	4.2%	545	3.3%	1,783	4.5%	1,118	3.4%
Net income	$5,105	25.9%	$4,179	25.3%	$10,766	27.2%	$8,153	25.0%
Earnings per share—diluted	$1.19		$0.92		$2.50		$1.79

MD&A	35

REVENUE

SEGMENT REVENUE WALK $B
Q2 2020 vs. Q2 2019
Our Q2 2020 revenue was $19.7 billion, up $3.2 billion or 20% from Q2 2019. Compared to a year ago, our data-centric businesses were collectively up 34% as demand from data center customers continued to strengthen as cloud service providers increased capacity to serve customer demand. We also saw NSG bit growth and improved NAND pricing, partially offset by weaker demand in IOTG. Revenue in our PC-centric business was up 7% year over year driven by strength in notebook platform ASP and higher LTE modem and Wi-Fi sales.
YTD 2020 vs. YTD 2019
Our YTD 2020 revenue was $39.6 billion, up $7.0 billion or 21% from YTD 2019. Our data-centric businesses were collectively up 34% as demand from data center customers continued to strengthen as cloud service providers increased capacity to serve customer demand. We also saw NSG bit growth and improved NAND pricing, partially offset from weaker demand in IOTG. Our PC-centric business was up 11% year over year driven by strong demand for notebook platform products and higher LTE modem and Wi-Fi sales.

MD&A	36

GROSS MARGIN
We derived most of our overall gross margin from the sale of platform products in the DCG and CCG operating segments. Our overall gross margin dollars in Q2 2020 increased by $629 million, or 6.4% compared to Q2 2019. Our gross margin percentage was down as the increase in platform revenue was offset by higher platform unit costs, platform reserves and a higher proportion of our revenue from lower margin adjacent businesses.

GROSS MARGIN $B
        (Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$10,507	Q2 2020 Gross Margin
1,550	Higher gross margin from platform revenue
815	Higher gross margin from adjacent businesses primarily due to higher margins on NAND and modem
(1,215)	Higher platform unit cost primarily from increased mix of 10nm and performance products
(440)	Higher period charges primarily due to reserved non-qualified platform product related to our 10nm process technology, partially offset by lower factory start-up costs associated with our 10nm products
(81)	Other
$9,878	Q2 2019 Gross Margin

$22,523	YTD 2020 Gross Margin
4,025	Higher gross margin from platform revenue
1,150	Higher gross margin from adjacent businesses primarily due to higher margins on NAND and modem partially offset by lower margins on DCG adjacencies
320	Lower period charges primarily due to lower factory start-up costs associated with our 10nm products
(1,800)	Higher platform unit cost primarily from increased mix of 10nm and performance products
(139)	Other
$18,967	YTD 2019 Gross Margin

MD&A	37

OPERATING EXPENSES
Total R&D and MG&A expenses for Q2 2020 were $4.8 billion, down 5% from Q2 2019, and $9.6 billion for YTD 2020, down 4% from YTD 2019. These expenses represent 24.3% of revenue for Q2 2020 and 30.8% of revenue for Q2 2019, and 24.3% of revenue in the first six months of 2020 and 30.7% of revenue in the first six months of 2019.

RESEARCH AND DEVELOPMENT $B	MARKETING, GENERAL AND ADMINISTRATIVE $B
(Percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT
Q2 2020 vs. Q2 2019

R&D decreased $84 million, or 2.4% driven by the following:

-	Ramp down of 5G smartphone modem business
+	Investments in our PC and data-centric businesses
+	Investments in our process technology
+	Profit dependent compensation
YTD 2020 vs. YTD 2019

R&D decreased by $141 million, or 2.1%, driven by the following:

-	Ramp down of 5G smartphone modem business
+	Investments in our PC and data-centric businesses
+	Investments in our process technology
+	Profit dependent compensation

MARKETING, GENERAL AND ADMINISTRATIVE
Q2 2020 vs. Q2 2019

MG&A decreased $192M, or 11.7%, driven by the following:

-	Corporate spending efficiencies
+	Profit dependent compensation
YTD 2020 vs. YTD 2019

MG&A decreased by $234 million, or 7.3%, driven by the following:

-	Corporate spending efficiencies
+	Profit dependent compensation

MD&A	38

GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q2 2020	Q2 2019	YTD 2020	YTD 2019
Ongoing mark-to-market adjustments on marketable equity securities	$165	$(179)	$62	$74
Observable price adjustments on non-marketable equity securities	58	8	137	16
Impairment charges	(51)	(39)	(193)	(62)
Sale of equity investments and other	95	380	150	576
Gains (losses) on equity investments, net	$267	$170	$156	$604

Interest and other, net	$(29)	$(63)	$(342)	$(124)
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments during the first six months of 2020 were primarily related to our interest in Cloudera Inc. (Cloudera). During the first six months of 2019, ongoing mark-to-market adjustments were primarily driven by our interests in ASML Holdings N.V. and Cloudera.
We recognized higher than historically experienced impairment charges on our non-marketable portfolio in the first six months of 2020 based on our assessment of the impact of recent public and private market volatility and tightening of liquidity.
We recognized McAfee dividends of $340 million during Q2 2019 and $494 million during the first six months of 2019.
Interest and other, net
For the six months ended June 27, 2020, we paid $1.1 billion to satisfy conversion obligations for $372 million of our $2.0 billion 2009 Debentures and recognized a loss of $109 million in interest and other, net and $750 million as a reduction in stockholders' equity related to the conversion feature. For the six months ended June 29, 2019, we paid $1.0 billion to satisfy conversion obligations for $400 million of our $2.0 billion 2009 Debentures and recognized a loss of $91 million in interest and other, net and $712 million as a reduction in stockholders' equity related to the conversion feature.
PROVISION FOR TAXES

(In Millions)	Q2 2020	Q2 2019	YTD 2020	YTD 2019
Income before taxes	$5,935	$4,724	$12,549	$9,271
Provision for taxes	$830	$545	$1,783	$1,118
Effective tax rate	14.0%	11.5%	14.2%	12.1%
For the six months ended June 27, 2020, the increase in effective tax rate was driven by a lower U.S. tax benefit derived from sales to non-U.S. customers, a one-time tax charge associated with a valuation allowance against a net operating loss deferred tax asset, and a one-time tax charge due to a new interpretation of a tax law in a non-U.S. jurisdiction.
In June 2020, the U.S. Supreme Court declined to hear our appeal of a ruling by the U.S. Court of Appeals for the Ninth Circuit regarding the treatment of stock-based compensation expense in an inter-company cost-sharing transaction for certain pre-acquisition Altera tax years. We expect to incur an immaterial tax liability which we have previously reserved.

MD&A	39

LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Jun 27, 2020	Dec 28, 2019
Cash and cash equivalents, short-term investments, and trading assets	$25,815	$13,123
Other long-term investments	$2,884	$3,276
Loans receivable and other	$1,295	$1,239
Reverse repurchase agreements with original maturities greater than three months	$100	$350
Total debt	$38,347	$29,001
Temporary equity	$—	$155
Cash generated by operations is our primary source of liquidity. When assessing our sources of liquidity, we include investments as shown in the preceding table. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of June 27, 2020, we had no outstanding commercial paper.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential acquisitions, strategic investments, and dividends. We have taken actions this year to further strengthen our liquidity. During the first six months of 2020, we issued a total of $10.3 billion aggregate principal amount of senior notes. Additionally, on March 24, 2020 we suspended the use of our financial resources for stock repurchases, having repurchased approximately $7.6 billion of our planned $20.0 billion repurchases announced in October 2019. Dividend payments to stockholders remain unaffected by the suspension of stock repurchases and the company intends to reinstate stock repurchases when market dynamics stabilize.

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks

	Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019
Net cash provided by operating activities	$17,315	$12,546
Net cash used for investing activities	(14,346)	(6,010)
Net cash provided by (used for) financing activities	1,573	(6,688)
Net increase (decrease) in cash and cash equivalents	$4,542	$(152)

MD&A	40

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first six months of 2020 compared to the first six months of 2019, the increase in cash provided by operations was due to higher net income and changes in working capital. Changes in working capital were primarily driven by declines in inventory spending and a higher effective tax rate, offset by other assets and liabilities.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher in the first six months of 2020 compared to the first six months of 2019 primarily due to increased purchases of available-for-sale debt investments and trading assets, and decreased sales of equity investments.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was provided by financing activities in the first six months of 2020 compared to cash used for financing activities in the first six months of 2019 primarily due to increased issuance of long-term debt, a reduction of repayments of debt and debt conversions, and a reduction in repurchases of common stock.
CONTRACTUAL OBLIGATIONS
In the first six months of 2020, we issued a total of $10.3 billion aggregate principal amount of senior notes. Our remaining total cash payments over the life of these long-term debt obligations are expected to be approximately $19.1 billion. These payments include anticipated interest on fixed rate debt that is not recorded on the Consolidated Condensed Balance Sheets. For further information, see "Note 9: Borrowings" within the Consolidated Condensed Financial Statements and Supplemental Details.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed sensitivity analyses of these risks to our financial positions as of December 28, 2019, and updated that sensitivity analysis as of June 27, 2020, to determine whether material changes in market risks pertaining to currency and interest rates or equity and commodity prices have occurred as a result of the ongoing economic uncertainty resulting from the COVID-19 pandemic. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A in our 2019 Form 10-K.

MD&A	41

NON-GAAP FINANCIAL MEASURES
In addition to disclosing financial results in accordance with U.S. GAAP, this document contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about our operating performance, enable comparison of financial trends and results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance.
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

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our U.S. GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include asset impairments, pension charges, and costs associated with restructuring activity.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our current operating performance and are significantly impacted by the timing of restructuring activity. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Ongoing mark-to-market on marketable equity securities	After the initial mark-to-market adjustment is recorded upon a security becoming marketable, gains and losses are recognized from ongoing mark-to-market adjustments of our marketable equity securities.	We exclude these ongoing gains and losses for purposes of calculating certain non-GAAP measures because we do not believe this volatility correlates to our core operational performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Free cash flow	We reference a non-GAAP financial measure of free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Free cash flow is operating cash flow adjusted to exclude additions to property, plant, and equipment.	This non-GAAP financial measure is helpful in understanding our capital requirements and provides an additional means to evaluate the cash flow trends of our business.

MD&A	42

Following are the reconciliations of our most comparable U.S. GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Jun 27, 2020	Jun 29, 2019
Operating income	$5,697	$4,617
Acquisition-related adjustments	352	337
Restructuring and other charges	9	184
Non-GAAP operating income	$6,058	$5,138

Operating margin	28.9%	28.0%
Acquisition-related adjustments	1.8%	2.0%
Restructuring and other charges	—%	1.1%
Non-GAAP operating margin	30.7%	31.1%

Earnings per share—diluted	$1.19	$0.92
Acquisition-related adjustments	0.08	0.08
Restructuring and other charges	—	0.04
Ongoing mark-to-market on marketable equity securities	(0.04)	0.04
Income tax effect	—	(0.02)
Non-GAAP earnings per share—diluted	$1.23	$1.06

	Six Months Ended
(In Millions)	Jun 27, 2020	Jun 29, 2019
Net cash provided by operating activities	$17,315	$12,546
Additions to property, plant and equipment	(6,676)	(6,875)
Free cash flow	$10,639	$5,671

Net cash used for investing activities	$(14,346)	$(6,010)
Net cash provided by (used for) financing activities	$1,573	$(6,688)

MD&A	43

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within Other Key Information in our 2019 Form 10-K and our Form 10-Q for the quarter ended March 28, 2020 (Q1 2020 Form 10-Q) could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in our 2019 Form 10-K, as updated by our Q1 2020 Form 10-Q and the discussions of the COVID-19 pandemic in this report, remains current in all material respects. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
Evaluation of Disclosure Controls and Procedures
Due to the COVID-19 pandemic, a significant portion of our employees are working from home. Established business continuity plans remain activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. On March 24, 2020, we suspended stock repurchases in light of the COVID-19 pandemic and no shares were repurchased during the quarter ended June 27, 2020. We intend to reinstate repurchases when market dynamics stabilize. As of June 27, 2020, we were authorized to repurchase up to $110.0 billion, of which $19.7 billion remained available.
We issue RSUs as part of our equity incentive plans. In our Consolidated Condensed Financial Statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase program.

OTHER KEY INFORMATION	44

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 16, 2019	8-K	000-06217	3.2	1/17/2019
10.1†	Intel Corporation 2006 Employee Stock Purchase Plan, as amended and restated, effective May 14, 2020					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

OTHER KEY INFORMATION	45

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 5 - 27
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2 - 4, 28 - 39
	Liquidity and capital resources	Pages 40 - 41
	Off-balance sheet arrangements	(a)
	Contractual obligations	Page 41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 41
Item 4.	Controls and Procedures	Page 44

Part II - Other Information
Item 1.	Legal Proceedings	Pages 23 - 26
Item 1A.	Risk Factors	Page 44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 44
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 45

Signatures		Page 47
(a) As of June 27, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

OTHER KEY INFORMATION	46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 23, 2020	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	July 23, 2020	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

47