Form 10-Q
period 2020-09-26
INTEL CORP
filed 2020-10-23
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 26, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 26, 2020, the registrant had outstanding 4,098 million shares of common stock.

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

1    Intel's definition is included in "Key Terms" within the Consolidated Condensed Financial Statements and Supplemental Details.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipate," "expect," "intend," "anticipate," "plan," "mission," "opportunity," "future," "to be," "believes," "estimated," "continue," "likely," "may," "might," "potentially," "will," "would," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to future responses to and effects of COVID-19; projections of our future financial performance and demand; our anticipated growth and trends in our businesses or operations; projected growth and trends in markets relevant to our businesses; business plans; future products and technology and the expected availability and benefits of such products and technology; expected timing and impact of acquisitions, divestitures, and other significant transactions, including statements relating to the pending divestiture of our NAND memory business to SK hynix Inc. (SK hynix), NAND manufacturing and supply arrangements between Intel and SK hynix, and our expected use of proceeds from the divestiture; expected completion of restructuring activities; availability, uses, sufficiency, and cost of capital and capital resources, including expected returns to stockholders such as dividends and share repurchases; our valuation; the settlement of our ASR agreements; accounting estimates and judgments regarding reported matters, events and contingencies and our intentions with respect to such matters, events and contingencies, and the actual results thereof; future production capacity and product supply; the future purchase, use, and availability of products, components and services supplied by third parties, including third-party manufacturing services; tax-related expectations; uncertain events or assumptions; and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report, our 2019 Form 10-K, and our Form 10-Q reports for the quarters ended March 28, 2020 and June 27, 2020, particularly the "Risk Factors" sections of such reports, as well as the risks and uncertainties described in our Form 8-K announcing our agreement to divest our NAND memory business to SK hynix, filed with the SEC on October 20, 2020. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, unless an earlier date is specified, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

Intel, the Intel logo, 3D XPoint, Intel Atom, Intel Core, Intel Evo, Iris, and Intel Optane, are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
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

A QUARTER IN REVIEW
Total revenue of $18.3 billion was down $857 million year over year as our data-centric businesses declined 10%, partially offset by 1% growth in our PC-centric business. Data-centric revenue was down primarily due to COVID-related demand impacts. DCG ASPs declined on higher SoC volume and mix shift from the enterprise and government market segment to cloud service providers. We also experienced weaker demand for IOTG platform1 products. Our PC-centric business was slightly up, driven by strength in notebook demand, partially offset by lower desktop demand, and lower notebook ASP resulting from higher demand in consumer and education segments. Lower platform ASP and higher platform unit cost resulted in lower gross margin dollars and operating income, partially offset by platform volume growth and improved NAND pricing and cost. In the first nine months, we generated $25.5 billion of cash flow from operations and returned $18.4 billion to stockholders, including $4.2 billion in dividends and $14.2 billion in buybacks. Buybacks include those repurchased under ASR agreements entered into in Q3, of which $2.0 billion remains to be settled by the end of 2020.

REVENUE	OPERATING INCOME	DILUTED EPS	CASH FLOWS
■ PC-CENTRIC $B ■ DATA-CENTRIC $B	■ GAAP $B ■ NON-GAAP $B	■ GAAP ■ NON-GAAP	■ OPERATING CASH FLOW $B ■ FREE CASH FLOW $B

$18.3B	$5.1B	$5.4B	$1.02	$1.11	$25.5B	$15.1B
GAAP	GAAP	non-GAAP[2]	GAAP	non-GAAP[2]	GAAP	non-GAAP[2]
Revenue down $857M or 4% from Q3 2019	Operating income down $1.4B or 22% from Q3 2019; Q3 2020 operating margin at 28%	Operating income down $1.5B or 22% from Q3 2019; Q3 2020 operating margin at 29%	Diluted EPS down $0.34 or 25% from Q3 2019	Diluted EPS down $0.31 or 22% from Q3 2019	Operating cash flow up $2.2B or 10% from YTD Q3 2019	Free cash flow up $3.4B or 29% from YTD Q3 2019

Decline in most data-centric businesses, partially offset by growth in our PC-centric business	Lower gross margin dollars from platform ASP decline, higher platform unit cost from increased mix of 10nm products, higher platform reserves, and lower sell-through of previously reserved non-qualified platform product, partially offset by higher platform unit volume, improved NAND pricing and cost, and lower spending		Lower gross margin dollars and higher tax rate, partially offset by lower shares outstanding		Higher net income, partially offset by working capital changes driven by accounts payable and other assets and liabilities; free cash flow increased due to higher operating cash flow and lower capital spending

1 See "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.
2 See "Non-GAAP Financial Measures" within MD&A.

A QUARTER IN REVIEW	3

BUSINESS SUMMARY
•Decline in our data-centric businesses was primarily driven by COVID-related demand impacts on the DCG enterprise and government market segment, IOTG, and NSG. DCG ASPs declined on higher SoC volume and mix shift from enterprise and government to cloud service providers. The data-centric decline was partially offset by higher platform volume with continued strength in cloud service providers, and improved NAND pricing and cost.
•Growth in our PC-centric business was driven by strength in notebook demand, partially offset by lower desktop demand, lower notebook ASP resulting from higher demand for consumer and education PCs, and LTE modem volume decline.
•We launched our new processor family for laptops, 11th Gen Intel® CoreTM processors with Intel® Iris® Xe graphics leveraging our new 10nm SuperFin process technology. We also introduced the Intel® EvoTM platform brand for designs powered by 11th Gen Intel® CoreTM processors. Intel® EvoTM technology is verified, measured, and tested against specifications and key experience indicators as part of the next edition of our laptop innovation program Project Athena.
•We announced new IoT enhanced processors, Intel Atom® x6000E Series and 11th Gen Intel® CoreTM for IOT, which are designed to solve customers' challenges at the edge.
•On October 19, 2020, we signed an agreement with SK hynix to divest of our NAND memory business, including our NAND memory fabrication facility in Dalian, China and certain related equipment and tangible assets (the “Fab Assets”), our NAND solid-state drive business (the “NAND SSD Business”), and our NAND memory technology and manufacturing business (the “NAND Business”), for total consideration of $9.0 billion in cash. We intend to use proceeds from the transaction to invest in our long-term growth priorities. The transaction will occur over two closings, the second of which is expected to occur no earlier than March 2025.

A QUARTER IN REVIEW	4

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net revenue	$18,333	$19,190	$57,889	$51,756
Cost of sales	8,592	7,895	25,625	21,494
Gross margin	9,741	11,295	32,264	30,262
Research and development	3,272	3,208	9,901	9,978
Marketing, general and administrative	1,435	1,536	4,423	4,758
Restructuring and other charges	(25)	104	146	288
Operating expenses	4,682	4,848	14,470	15,024
Operating income	5,059	6,447	17,794	15,238
Gains (losses) on equity investments, net	56	318	212	922
Interest and other, net	(74)	(46)	(416)	(170)
Income before taxes	5,041	6,719	17,590	15,990
Provision for taxes	765	729	2,548	1,847
Net income	$4,276	$5,990	$15,042	$14,143
Earnings per share—basic	$1.02	$1.36	$3.55	$3.18
Earnings per share—diluted	$1.02	$1.35	$3.52	$3.14
Weighted average shares of common stock outstanding:
Basic	4,188	4,391	4,233	4,450
Diluted	4,211	4,433	4,269	4,507
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Income	5

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net income	$4,276	$5,990	$15,042	$14,143
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	206	(115)	257	138
Actuarial valuation and other pension benefits (expenses), net	11	9	34	26
Translation adjustments and other	(5)	6	49	88
Other comprehensive income (loss)	212	(100)	340	252
Total comprehensive income	$4,488	$5,890	$15,382	$14,395
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Comprehensive Income	6

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Millions)	Sep 26, 2020	Dec 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,356	$4,194
Short-term investments	2,987	1,082
Trading assets	11,910	7,847
Accounts receivable	7,140	7,659
Inventories	9,273	8,744
Other current assets	2,119	1,713
Total current assets	36,785	31,239
Property, plant and equipment, net of accumulated depreciation of $80,084 ($73,321 as of December 28, 2019)	59,205	55,386
Equity investments	3,679	3,967
Other long-term investments	2,720	3,276
Goodwill	26,955	26,276
Identified intangible assets, net	9,881	10,827
Other long-term assets	6,036	5,553
Total assets	$145,261	$136,524

Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Short-term debt	$504	$3,693
Accounts payable	5,159	4,128
Accrued compensation and benefits	3,197	3,853
Other accrued liabilities	13,252	10,636
Total current liabilities	22,112	22,310
Debt	36,059	25,308
Contract liabilities	1,381	1,368
Income taxes payable, non-current	4,811	4,919
Deferred income taxes	2,995	2,044
Other long-term liabilities	3,349	2,916
Contingencies (Note 13)
Temporary equity	—	155
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,098 issued and outstanding (4,290 issued and outstanding as of December 28, 2019)	23,335	25,261
Accumulated other comprehensive income (loss)	(940)	(1,280)
Retained earnings	52,159	53,523
Total stockholders’ equity	74,554	77,504
Total liabilities, temporary equity, and stockholders’ equity	$145,261	$136,524
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Balance Sheets	7

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In Millions; Unaudited)	Sep 26, 2020	Sep 28, 2019

Cash and cash equivalents, beginning of period	$4,194	$3,019
Cash flows provided by (used for) operating activities:
Net income	15,042	14,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,925	6,647
Share-based compensation	1,393	1,290
Amortization of intangibles	1,311	1,211
(Gains) losses on equity investments, net	(105)	(395)
Changes in assets and liabilities:
Accounts receivable	525	(156)
Inventories	(570)	(1,376)
Accounts payable	355	728
Accrued compensation and benefits	(488)	(365)
Prepaid supply agreements	(91)	(674)
Income taxes	493	435
Other assets and liabilities	(296)	1,769
Total adjustments	10,452	9,114
Net cash provided by operating activities	25,494	23,257
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(10,392)	(11,547)
Purchases of available-for-sale debt investments	(6,323)	(2,028)
Maturities and sales of available-for-sale debt investments	5,037	3,118
Purchases of trading assets	(14,744)	(5,769)
Maturities and sales of trading assets	11,227	5,467
Sales of equity investments	339	1,414
Other investing	(256)	(575)
Net cash used for investing activities	(15,112)	(9,920)
Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	—	835
Issuance of long-term debt, net of issuance costs	10,247	650
Repayment of debt and debt conversion	(4,525)	(1,478)
Proceeds from sales of common stock through employee equity incentive plans	897	797
Repurchase of common stock	(12,229)	(10,100)
Accelerated share repurchase forward agreements	(2,000)	—
Payment of dividends to stockholders	(4,215)	(4,214)
Other financing	605	1,089
Net cash provided by (used for) financing activities	(11,220)	(12,421)
Net increase (decrease) in cash and cash equivalents	(838)	916
Cash and cash equivalents, end of period	$3,356	$3,935

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,752	$2,376
Cash paid during the period for:
Interest, net of capitalized interest	$459	$312
Income taxes, net of refunds	$1,986	$1,334
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Cash Flows	8

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In Millions, Except Per Share Amounts; Unaudited)	Shares	Amount
Three Months Ended

Balance as of June 27, 2020	4,253	$25,516	$(1,152)	$57,646	$82,010
Net income	—	—	—	4,276	4,276
Other comprehensive income (loss)	—	—	212	—	212
Employee equity incentive plans and other	12	385	—	—	385
Share-based compensation	—	452	—	—	452
Temporary equity reduction	—	—	—	—	—
Convertible debt	—	—	—	—	—
Repurchase of common stock	(166)	(993)	—	(7,007)	(8,000)
Accelerated share repurchase forward agreements	—	(2,000)	—	—	(2,000)
Restricted stock unit withholdings	(1)	(25)	—	—	(25)
Cash dividends declared ($0.66 per share)	—	—	—	(2,756)	(2,756)
Balance as of September 26, 2020	4,098	$23,335	$(940)	$52,159	$74,554

Balance as of June 29, 2019	4,430	$25,140	$(622)	$50,429	$74,947
Net income	—	—	—	5,990	5,990
Other comprehensive income (loss)	—	—	(100)	—	(100)
Employee equity incentive plans and other	13	466	—	—	466
Share-based compensation	—	427	—	—	427
Temporary equity reduction	—	80	—	—	80
Convertible debt	—	(278)	—	—	(278)
Repurchase of common stock	(92)	(523)	—	(3,966)	(4,489)
Restricted stock unit withholdings	(1)	(22)	—	(6)	(28)
Cash dividends declared ($0.63 per share)	—	—	—	(2,773)	(2,773)
Balance as of September 28, 2019	4,350	$25,290	$(722)	$49,674	$74,242

Nine Months Ended

Balance as of December 28, 2019	4,290	$25,261	$(1,280)	$53,523	$77,504
Net income	—	—	—	15,042	15,042
Other comprehensive income (loss)	—	—	340	—	340
Employee equity incentive plans and other	54	1,014	—	—	1,014
Share-based compensation	—	1,393	—	—	1,393
Temporary equity reduction	—	155	—	—	155
Convertible debt	—	(750)	—	—	(750)
Repurchase of common stock	(237)	(1,413)	—	(10,696)	(12,109)
Accelerated share repurchase forward agreements	—	(2,000)	—	—	(2,000)
Restricted stock unit withholdings	(9)	(325)	—	(135)	(460)
Cash dividends declared ($1.32 per share)	—	—	—	(5,575)	(5,575)
Balance as of September 26, 2020	4,098	$23,335	$(940)	$52,159	$74,554

Balance as of December 29, 2018	4,516	$25,365	$(974)	$50,172	$74,563
Net income	—	—	—	14,143	14,143
Other comprehensive income (loss)	—	—	252	—	252
Employee equity incentive plans and other	52	869	—	—	869
Share-based compensation	—	1,287	—	—	1,287
Temporary equity reduction	—	253	—	—	253
Convertible debt	—	(990)	—	—	(990)
Repurchase of common stock	(209)	(1,182)	—	(8,902)	(10,084)
Restricted stock unit withholdings	(9)	(312)	—	(137)	(449)
Cash dividends declared ($1.26 per share)	—	—	—	(5,602)	(5,602)
Balance as of September 28, 2019	4,350	$25,290	$(722)	$49,674	$74,242
See accompanying notes.

FINANCIAL STATEMENTS	Consolidated Condensed Statements of Stockholders' Equity	9

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 :	BASIS OF PRESENTATION
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

FINANCIAL STATEMENTS	Notes to Financial Statements	10

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net revenue:
Data Center Group
Platform	$5,151	$5,819	$17,759	$14,854
Adjacent	754	564	2,256	1,414
	5,905	6,383	20,015	16,268
Internet of Things
IOTG	677	1,005	2,230	2,901
Mobileye	234	229	634	639
	911	1,234	2,864	3,540

Non-Volatile Memory Solutions Group	1,153	1,290	4,150	3,145
Programmable Solutions Group	411	507	1,431	1,482
Client Computing Group
Platform	8,762	8,379	25,703	24,128
Adjacent	1,085	1,330	3,415	3,008
	9,847	9,709	29,118	27,136

All other	106	67	311	185
Total net revenue	$18,333	$19,190	$57,889	$51,756

Operating income (loss):
Data Center Group	$1,903	$3,115	8,494	$6,756

Internet of Things
IOTG	61	309	374	854
Mobileye	47	67	131	188
	108	376	505	1,042

Non-Volatile Memory Solutions Group	29	(499)	285	(1,080)
Programmable Solutions Group	40	92	217	233
Client Computing Group	3,554	4,305	10,621	11,114
All other	(575)	(942)	(2,328)	(2,827)
Total operating income	$5,059	$6,447	$17,794	$15,238

FINANCIAL STATEMENTS	Notes to Financial Statements	11

Disaggregated net revenue for each period was as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Platform revenue
DCG platform	$5,151	$5,819	$17,759	$14,854
IOTG platform	595	923	2,008	2,639
CCG desktop platform	2,483	2,968	7,691	8,621
CCG notebook platform	6,275	5,393	17,976	15,456
CCG other platform[1]	4	18	36	51
	14,508	15,121	45,470	41,621

Adjacent revenue[2]	3,825	4,069	12,419	10,135
Total revenue	$18,333	$19,190	$57,889	$51,756
1    Includes our tablet and service provider revenue.
2    Includes all of our non-platform products for DCG, IOTG, and CCG such as modem, Ethernet, and silicon photonics, as well as Mobileye, NSG, and PSG products.
Planned divestiture of NAND Memory Business
On October 19, 2020, we signed an agreement with SK hynix Inc. (SK hynix), to divest of our NAND memory business, including our NAND memory fabrication facility in Dalian, China and certain related equipment and tangible assets (the “Fab Assets”), our NAND solid-state drive business (the “NAND SSD Business”), and our NAND memory technology and manufacturing business (the “NAND Business”). Our Intel® Optane™ memory business is expressly excluded from the transaction.
The transaction will occur over two closings for total consideration of $9.0 billion in cash, of which, $7.0 billion will be received upon initial closing and the remaining $2.0 billion will be received no earlier than March 2025.
In connection with the first closing, we and certain affiliates of SK hynix will also enter into a NAND wafer manufacturing and sale agreement pursuant to which, we will manufacture and sell to SK hynix, NAND memory wafers to be manufactured using the Fab Assets in Dalian, China, until the second closing.
The consummation of the first closing and the second closing is subject to customary conditions, including the receipt of certain governmental approvals. The first closing will not occur prior to November 1, 2021, and the second is expected to occur no earlier than March 2025.
Beginning with the first quarter of 2021, we expect our DCG operating segment to include the results of our Intel® Optane™ memory business, and our NSG segment will be composed of our NAND businesses.

NOTE 3 :	EARNINGS PER SHARE
We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net income available to common stockholders	$4,276	$5,990	$15,042	$14,143
Weighted average shares of common stock outstanding—basic	4,188	4,391	4,233	4,450
Dilutive effect of employee equity incentive plans	23	30	36	41
Dilutive effect of convertible debt	—	12	—	16
Weighted average shares of common stock outstanding—diluted	4,211	4,433	4,269	4,507
Earnings per share—basic	$1.02	$1.36	$3.55	$3.18
Earnings per share—diluted	$1.02	$1.35	$3.52	$3.14
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan. We used the treasury stock method to consider the dilutive effect of the forward contracts related to the ASR transactions entered into in August 2020 and determined that the forward contracts were anti-dilutive in calculating diluted EPS.

FINANCIAL STATEMENTS	Notes to Financial Statements	12

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

NOTE 4 :	CONTRACT LIABILITIES

(In Millions)	Sep 26, 2020	Dec 28, 2019
Prepaid supply agreements	$1,714	$1,805
Other	264	236
Total contract liabilities	$1,978	$2,041
Contract liabilities are primarily related to prepayments received from customers on long-term prepaid supply agreements toward future NSG product delivery. The short-term portion of contract liabilities ($597 million as of September 26, 2020 and $673 million as of December 28, 2019) is reported on the Consolidated Condensed Balance Sheets within other accrued liabilities.
The following table shows the changes in contract liability balances relating to long-term prepaid supply agreements during the first nine months of 2020:

(In Millions)
Prepaid supply agreements balance as of December 28, 2019	$1,805
Additions	70
Prepayments utilized	(161)
Prepaid supply agreements balance as of September 26, 2020	$1,714
During the second quarter of 2020, we issued a contract termination notification for breach to our largest prepaid supply customer with a $1.6 billion contract liability balance. The timing and amount of future anticipated revenue, or reversal of any contract liability balance, resulting from contract termination may vary due to ongoing customer negotiations.

NOTE 5 :	OTHER FINANCIAL STATEMENT DETAILS
INVENTORIES

(In Millions)	Sep 26, 2020	Dec 28, 2019
Raw materials	$975	$840
Work in process	6,313	6,225
Finished goods	1,985	1,679
Total inventories	$9,273	$8,744
INTEREST AND OTHER, NET
The components of interest and other, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Interest income	$53	$114	$229	$374
Interest expense	(160)	(107)	(481)	(381)
Other, net	33	(53)	(164)	(163)
Total interest and other, net	$(74)	$(46)	$(416)	$(170)
Interest expense in the preceding table is net of $81 million of interest capitalized in the third quarter of 2020 and $251 million in the first nine months of 2020 ($122 million in the third quarter of 2019 and $366 million in the first nine months of 2019).

FINANCIAL STATEMENTS	Notes to Financial Statements	13

ACCELERATED SHARE REPURCHASE
In August 2020, we entered into ASR agreements with financial institutions under which we paid an aggregate of $10.0 billion and received an aggregate initial share delivery of 166 million shares of our common stock, which were immediately retired. In accordance with the terms of the ASR agreements, the final number of shares to be repurchased and the average price paid per share will be determined upon settlement of the agreements by the end of 2020. The final number of shares to be repurchased will be based on the volume-weighted average price of our common stock over the duration of the ASR agreements, less applicable discounts. Upon settlement, the financial institutions may be required to deliver additional shares of common stock to us, or under certain conditions, we may be required to make a cash payment or deliver shares of common stock, at our election, to one or more of the financial institutions. The unsettled portion of each ASR agreement qualifies as a forward contract indexed to our own stock which has been classified within stockholders’ equity as additional paid in capital. The ASR agreements were entered into pursuant to our existing share repurchase program.

NOTE 6 :	RESTRUCTURING AND OTHER CHARGES
A restructuring program was approved in the first quarter of 2020, which is ongoing, to further align our workforce with our continuing investments in the business and to execute the planned divestiture of Home Gateway Platform, a division of CCG. These actions are expected to be substantially completed in 2021.
A restructuring program was approved in the second quarter of 2019 to align our workforce with our exit of the 5G smartphone modem business. This action was substantially completed in the third quarter of 2020.
Restructuring and other charges by type for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Employee severance and benefit arrangements	$(17)	$40	$90	$208
Asset impairment and other charges	(8)	64	56	80
Total restructuring and other charges	$(25)	$104	$146	$288

FINANCIAL STATEMENTS	Notes to Financial Statements	14

NOTE 7 :	INVESTMENTS
DEBT INVESTMENTS
Trading Assets
Net gains recorded for trading assets still held at the reporting date were $205 million in the third quarter of 2020 and $347 million in the first nine months of 2020 ($75 million of net losses in the third quarter of 2019 and $21 million of net gains in the first nine months of 2019). Net losses on the related derivatives were $163 million in the third quarter of 2020 and $334 million in the first nine months of 2020 ($81 million of net gains in the third quarter of 2019 and $7 million of net losses in the first nine months of 2019).
Available-for-Sale Debt Investments

	Sep 26, 2020				Dec 28, 2019
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$2,077	$92	$—	$2,169	$2,914	$44	$—	$2,958
Financial institution instruments	3,431	20	—	3,451	3,007	15	(1)	3,021
Government debt	1,604	12	—	1,616	560	4	—	564
Total available-for-sale debt investments	$7,112	$124	$—	$7,236	$6,481	$63	$(1)	$6,543
Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms such as commercial paper, fixed and floating rate bonds, money market fund deposits, and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of September 26, 2020 and December 28, 2019.
The fair value of available-for-sale debt investments, by contractual maturity, as of September 26, 2020, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$3,504
Due in 1–2 years	1,450
Due in 2–5 years	1,270
Due after 5 years	—
Instruments not due at a single maturity date	1,012
Total	$7,236
EQUITY INVESTMENTS

(In Millions)	Sep 26, 2020	Dec 28, 2019
Marketable equity securities	$481	$450
Non-marketable equity securities	3,189	3,480
Equity method investments	9	37
Total	$3,679	$3,967

FINANCIAL STATEMENTS	Notes to Financial Statements	15

The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Ongoing mark-to-market adjustments on marketable equity securities	$(146)	$114	$(84)	$188
Observable price adjustments on non-marketable equity securities	5	84	142	100
Impairment charges	(40)	(17)	(233)	(79)
Sale of equity investments and other¹	237	137	387	713
Total gains (losses) on equity investments, net	$56	$318	$212	$922
1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investee gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
We recognized higher than historically experienced impairment charges on our non-marketable portfolio in the first nine months of 2020 based on our assessment of the impact of recent public and private market volatility and tightening of liquidity.
Gains and losses for our marketable and non-marketable equity securities during the period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net gains (losses) recognized during the period on equity securities	$19	$281	$102	$366
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(12)	(54)	(87)	(321)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$7	$227	$15	$45
IMFT
IMFT was formed in 2006 by Micron Technology, Inc. (Micron) and Intel to jointly develop NAND flash memory and 3D XPoint™ technology products. As of September 28, 2019, we had a carrying value of $1.1 billion in IMFT and owned a 49% interest in the unconsolidated variable interest entity. We sold our non-controlling interest in IMFT to Micron in October 2019. We will continue to purchase product manufactured by Micron under our supply agreement, which includes the next generation of 3D XPoint™ technology.

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
DIVESTITURES
Home Gateway Platform Division
On July 31, 2020, we completed the divestiture of the majority of Home Gateway Platform, a division of CCG, for proceeds of $150 million. The divestiture included the transfer of certain employees, equipment, and an on-going supply agreement for future units.

FINANCIAL STATEMENTS	Notes to Financial Statements	16

NOTE 9 :	BORROWINGS
As of September 26, 2020, our short-term debt was $504 million, primarily comprised of the current portion of our long-term debt ($3.7 billion as of December 28, 2019).
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program.
LONG-TERM DEBT

	Sep 26, 2020		Dec 28, 2019
(In Millions)	Effective Interest Rate	Amount	Amount
Floating-rate senior notes:
Three-month LIBOR plus 0.08%, due May 2020	—%	$—	$700
Three-month LIBOR plus 0.35%, due May 2022	1.47%	800	800
Fixed-rate senior notes:
1.85%, due May 2020	—%	—	1,000
2.45%, due July 2020	—%	—	1,750
1.70%, due May 2021	1.79%	500	500
3.30%, due October 2021	2.98%	2,000	2,000
2.35%, due May 2022	1.96%	750	750
3.10%, due July 2022	2.70%	1,000	1,000
4.00%, due December 2022¹	3.04%	388	382
2.70%, due December 2022	2.28%	1,500	1,500
4.10%, due November 2023	3.22%	400	400
2.88%, due May 2024	2.31%	1,250	1,250
2.70%, due June 2024	2.13%	600	600
3.40%, due March 2025	3.46%	1,500	—
3.70%, due July 2025	3.15%	2,250	2,250
2.60%, due May 2026	1.57%	1,000	1,000
3.75%, due March 2027	3.80%	1,000	—
3.15%, due May 2027	2.16%	1,000	1,000
2.45%, due November 2029	2.39%	2,000	1,250
3.90%, due March 2030	3.94%	1,500	—
4.00%, due December 2032	2.00%	750	750
4.60%, due March 2040	4.62%	750	—
4.80%, due October 2041	3.08%	802	802
4.25%, due December 2042	2.18%	567	567
4.90%, due July 2045	3.11%	772	772
4.10%, due May 2046	2.34%	1,250	1,250
4.10%, due May 2047	2.29%	1,000	1,000
4.10%, due August 2047	1.84%	640	640
3.73%, due December 2047	2.57%	1,967	1,967
3.25%, due November 2049	3.20%	2,000	1,500
4.75%, due March 2050	4.76%	2,250	—
3.10%, due February 2060	3.12%	1,000	—
4.95%, due March 2060	5.00%	1,000	—
Oregon and Arizona bonds:
2.40%-2.70%, due December 2035 - 2040	2.49%	423	423
5.00%, due March 2049	2.12%	138	138
5.00%, due June 2049	2.15%	438	438
Junior Subordinated Convertible Debentures:
3.25%, due August 2039	—	—	372
Total Senior Notes and Other Borrowings		35,185	28,751
Unamortized Premium/Discount and Issuance Costs		(374)	(529)
Hedge Accounting Fair Value Adjustments		1,752	781
Long-term debt		36,563	29,003
Current portion of long-term debt		(504)	(3,695)
Total long-term debt		$36,059	$25,308
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

In the first nine months of 2020, we settled $3.8 billion in short-term debt. In the first quarter of 2020, the remaining $372 million of our 2009 Debentures were converted or redeemed, in the second quarter of 2020, we settled $1.7 billion of our notes due May 2020, and in the third quarter of 2020, we settled $1.8 billion of our notes due July 2020.
In the first nine months of 2020, we issued a total of $10.3 billion aggregate principal amount of senior notes. We intend to use the net proceeds from the offering for general corporate purposes, which may include refinancing outstanding debt, funding for working capital and capital expenditures, and repurchasing shares of our common stock.
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

FINANCIAL STATEMENTS	Notes to Financial Statements	18

NOTE 10 :	FAIR VALUE
ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

	Sep 26, 2020				Dec 28, 2019
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$—	$—	$—	$—	$713	$—	$713
Financial institution instruments¹	1,012	467	—	1,479	1,064	408	—	1,472
Government debt²	—	50	—	50	—	—	—	—
Reverse repurchase agreements	—	1,250	—	1,250	—	1,500	—	1,500
Short-term investments:
Corporate debt	—	442	—	442	—	347	—	347
Financial institution instruments¹	—	1,547	—	1,547	—	724	—	724
Government debt²	—	998	—	998	—	11	—	11
Trading assets:
Corporate debt	—	3,845	—	3,845	—	2,848	—	2,848
Financial institution instruments¹	220	2,670	—	2,890	87	1,578	—	1,665
Government debt²	—	5,175	—	5,175	—	3,334	—	3,334
Other current assets:
Derivative assets	15	310	—	325	50	230	—	280
Loans receivable³	—	361	—	361	—	—	—	—
Marketable equity securities	357	124	—	481	450	—	—	450
Other long-term investments:
Corporate debt	—	1,727	—	1,727	—	1,898	—	1,898
Financial institution instruments¹	—	425	—	425	—	825	—	825
Government debt²	—	568	—	568	—	553	—	553
Other long-term assets:
Derivative assets	—	1,648	31	1,679	—	690	16	706
Loans receivable³	—	215	—	215	—	554	—	554
Total assets measured and recorded at fair value	$1,604	$21,822	$31	$23,457	$1,651	$16,213	$16	$17,880
Liabilities
Other accrued liabilities:
Derivative liabilities	$52	$556	$—	$608	$3	$287	$—	$290
Other long-term liabilities:
Derivative liabilities	—	26	—	26	—	13	—	13
Total liabilities measured and recorded at fair value	$52	$582	$—	$634	$3	$300	$—	$303
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
FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE ON A RECURRING BASIS
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, reverse repurchase agreements with original maturities greater than three months, and issued debt.
As of September 26, 2020, the aggregate carrying value of grants receivable and reverse repurchase agreements with original maturities greater than three months was $206 million ($543 million as of December 28, 2019). The estimated fair value of these financial instruments approximates their carrying value and is categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
As of September 26, 2020, the fair value of our issued debt was $41.0 billion ($30.6 billion as of December 28, 2019). These liabilities are classified as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.

NOTE 11 :	OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2020 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 28, 2019	$54	$(1,382)	$48	$(1,280)
Other comprehensive income (loss) before reclassifications	286	(8)	62	340
Amounts reclassified out of accumulated other comprehensive income (loss)	48	43	—	91
Tax effects	(77)	(1)	(13)	(91)
Other comprehensive income (loss)	257	34	49	340
Balance as of September 26, 2020	$311	$(1,348)	$97	$(940)
We estimate that we will reclassify approximately $118 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	20

NOTE 12 :	DERIVATIVE FINANCIAL INSTRUMENTS
VOLUME OF DERIVATIVE ACTIVITY
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 26, 2020	Dec 28, 2019
Foreign currency contracts	$28,743	$23,981
Interest rate contracts	14,410	14,302
Other	1,946	1,753
Total	$45,099	$40,036
FAIR VALUE OF DERIVATIVE INSTRUMENTS

	Sep 26, 2020		Dec 28, 2019
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$233	$58	$56	$159
Interest rate contracts	1,677	—	690	9
Total derivatives designated as hedging instruments	1,910	58	746	168
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	76	381	179	78
Interest rate contracts	3	143	11	54
Equity contracts	15	52	50	3
Total derivatives not designated as hedging instruments	94	576	240	135
Total derivatives	$2,004	$634	$986	$303
1Derivative assets are recorded as other assets, current and non-current.
2Derivative liabilities are recorded as other liabilities, current and non-current.
3The majority of these instruments mature within 12 months.

FINANCIAL STATEMENTS	Notes to Financial Statements	21

AMOUNTS OFFSET IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
The gross amounts of our derivative instruments and reverse repurchase agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Sep 26, 2020
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,996	$—	$1,996	$(328)	$(1,587)	$81
Reverse repurchase agreements	1,250	—	1,250	—	(1,250)	—
Total assets	3,246	—	3,246	(328)	(2,837)	81
Liabilities:
Derivative liabilities subject to master netting arrangements	530	—	530	(328)	(202)	—
Total liabilities	$530	$—	$530	$(328)	$(202)	$—

	Dec 28, 2019
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$974	$—	$974	$(144)	$(808)	$22
Reverse repurchase agreements	1,850	—	1,850	—	(1,850)	—
Total assets	2,824	—	2,824	(144)	(2,658)	22
Liabilities:
Derivative liabilities subject to master netting arrangements	262	—	262	(144)	(72)	46
Total liabilities	$262	$—	$262	$(144)	$(72)	$46
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
The before-tax net gains or losses attributed to cash flow hedges, recognized in other comprehensive income (loss), were $267 million net gains in the third quarter of 2020 and $286 million net gains in the first nine months of 2020 ($203 million net losses in the third quarter of 2019 and $52 million net losses in the first nine months of 2019). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first nine months of 2020 and 2019, the amounts excluded from effectiveness testing were insignificant.

FINANCIAL STATEMENTS	Notes to Financial Statements	22

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Interest rate contracts	$(36)	$273	$996	$1,312
Hedged items	36	(273)	(996)	(1,312)
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Sep 26, 2020	Dec 28, 2019	Sep 26, 2020	Dec 28, 2019
Long-term debt	$(13,674)	$(12,678)	$(1,677)	$(681)
The total notional amount of pay-variable and receive-fixed interest rate swaps was $12.0 billion as of September 26, 2020 and as of December 28, 2019.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Foreign currency contracts	Interest and other, net	$(166)	$150	$(228)	$187
Interest rate contracts	Interest and other, net	(3)	(12)	(94)	(51)
Other	Various	138	17	95	198
Total		$(31)	$155	$(227)	$334

NOTE 13 :	CONTINGENCIES
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
Numerous lawsuits have been filed against Intel and, in certain cases, our current and former executives and directors, in U.S. federal and state courts and in certain courts in other countries relating to the Spectre and Meltdown security vulnerabilities, as well as other variants of these vulnerabilities that have since been identified.
As of October 21, 2020, consumer class action lawsuits relating to the above class of security vulnerabilities publicly disclosed since 2018 were pending in the U.S., Canada, and Israel. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the U.S., numerous individual class action suits filed in various jurisdictions were consolidated in April 2018 for all pretrial proceedings in the U.S. District Court for the District of Oregon. In March 2020, the court granted Intel's motion to dismiss the complaint in that consolidated action but granted plaintiffs leave to amend. Plaintiffs filed an amended complaint in May 2020, which Intel moved to dismiss in July 2020; argument on the motion is scheduled for December 2020. In Canada, in one case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In a second case pending in the Superior Court of Justice of Quebec, the court has stayed the case until January 2021. In Israel, both consumer class action lawsuits were filed in the District Court of Haifa. In the first case, the District Court denied the parties' joint motion to stay filed in January 2019, but to date has deferred Intel's deadline to respond to the complaint. Intel filed a motion to stay the second case pending resolution of the consolidated proceeding in the U.S., and a hearing on that motion has been scheduled for November 2020. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.

FINANCIAL STATEMENTS	Notes to Financial Statements	24

In addition to these lawsuits, Intel stockholders filed multiple shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints sought to recover damages from the defendants on behalf of Intel. Some of the derivative actions were filed in the U.S. District Court for the Northern District of California and were consolidated, and the others were filed in the Superior Court of the State of California in San Mateo County and were consolidated. The federal court granted defendants' motion to dismiss in August 2018 on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The federal court granted plaintiffs leave to amend their complaint, but subsequently dismissed the cases in January 2019 at plaintiffs' request. The California Superior Court entered judgment in defendants' favor in August 2020 after granting defendants' motions to dismiss plaintiffs' consolidated complaint and three successive amended complaints, all for failure to plead facts sufficient to show plaintiffs were excused from making pre-lawsuit demand on the Board. Plaintiffs filed a notice of appeal of the California court's judgment in October 2020.
Institute of Microelectronics, Chinese Academy of Sciences v. Intel China, Ltd., et al.
In February 2018, the Institute of Microelectronics of the Chinese Academy of Sciences (IMECAS) sued Intel China, Ltd., Dell China, Ltd. (Dell) and Beijing JingDong Century Information Technology, Ltd. (JD) for patent infringement in the Beijing High Court. IMECAS alleges that Intel’s Core series processors infringe Chinese patent CN 102956457 (’457 Patent). The complaint demands an injunction and damages of at least RMB 200,000,000 plus the cost of litigation. A trial date is not yet set. In March 2018, Dell tendered indemnity to Intel, which Intel granted in April 2018. JD also tendered indemnity to Intel, which Intel granted in October 2018. In March 2018, Intel filed an invalidation request on the ‘457 patent with the Chinese Patent Reexamination Board (PRB). The PRB held an oral hearing in September 2018 and in February 2019 upheld the validity of the challenged claims. In January 2020, Intel filed a second invalidation request on the ‘457 patent with the PRB, for which the PRB heard oral argument in July 2020. In September 2018 and March 2019, Intel filed petitions with the United States Patent & Trademark Office (USPTO) requesting institution of inter partes review (IPR) of U.S. Patent No. 9,070,719, the U.S. counterpart to the ‘457 patent. The USPTO denied institution of Intel’s petitions in March and October 2019, respectively. In April 2019, Intel filed a request for rehearing and a petition for Precedential Opinion Panel (POP) in the USPTO to challenge the denial of its first IPR petition, and in November 2019 Intel filed a request for rehearing on the second IPR petition. In January 2020, the USPTO denied the POP petition on the first IPR petition. In June 2020, the Patent Trial and Appeal Board denied Intel's rehearing requests on both petitions.
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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against Intel in the U.S. District Court for the Northern District of California alleging infringement of eight patents acquired from NXP Semiconductors, N.V. (NXP). The patents, which originated at Freescale Semiconductor, Inc. and NXP B.V., are U.S. Patent Nos. 7,268,588; 7,675,806; 7,706,207; 7,709,303; 8,004,922; 8,020,014; 8,268,672; and 8,566,836. VLSI accuses various FPGA and processor products of infringement. VLSI estimated its damages to be as high as $7.1 billion, and its complaint further sought enhanced damages, future royalties, attorneys’ fees, costs, and interest. In May, June, September, and October 2018, Intel filed requests with the Patent Trial and Appeals Board (PTAB) to institute inter partes review of the patentability of claims in all eight of the patents in-suit. The PTAB instituted review of six patents and denied institution on two patents. As a result of the institution decisions, the parties stipulated to stay the District Court action in March 2019. In December 2019 and February 2020, the PTAB found all claims of the '588 and '303 patents, and some claims of the '922 patent, to be unpatentable. The PTAB found the challenged claims of the '014, '672 and '207 patents to be patentable. Intel moved for a continuation of the stay in March 2020 as it appealed certain rulings by the PTAB. In June 2020, the District Court issued an order continuing the stay through August 2021 and setting trial for December 2022.
In June 2018, VLSI filed a second suit against Intel, in U.S. District Court for the District of Delaware, alleging infringement by various Intel processors of five additional patents acquired from NXP: U.S. Patent Nos. 6,212,663; 7,246,027; 7,247,552; 7,523,331; and 8,081,026. VLSI accused Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In March 2019, the District Court dismissed VLSI’s claims for willful infringement as to all the patents-in-suit except the ‘027 patent, and also dismissed VLSI’s allegations of indirect infringement as to the ‘633, ‘331, and ‘026 patents. In June 2019, Intel filed requests for inter partes review of the patentability of claims in all five patents-in-suit. In January 2020, the District Court vacated the November 2020 trial date based on agreement of the parties; no trial date is currently set. In January and February 2020, the PTAB instituted review of the '552, '633, '331 and '026 patents and as a result Intel moved for stay of the District Court proceedings. In May 2020, the District Court stayed the case as to the '026 and '552 patents but allowed the case to proceed on the '027 and '331 patents. For these two patents, VLSI is seeking damages of approximately $4.13 billion. VLSI also alleges willful infringement and seeks enhanced damages as to the '027 patent. VLSI is no longer asserting claims from the '633 patent.

FINANCIAL STATEMENTS	Notes to Financial Statements	25

In March 2019, VLSI filed a third suit against Intel, also in U.S. District Court for the District of Delaware, alleging infringement of six more patents acquired from NXP: U.S. Patent Nos. 6,366,522; 6,663,187; 7,292,485; 7,606,983; 7,725,759; and 7,793,025. In April 2019, VLSI voluntarily dismissed this Delaware case without prejudice. In April 2019, VLSI filed three new infringement suits against Intel in the U.S. District Court for the Western District of Texas (WDTX) accusing various Intel processors of infringement. The three suits collectively assert the same six patents from the voluntarily dismissed Delaware case plus two additional patents acquired from NXP, U.S. Patent Nos. 7,523,373 and 8,156,357. VLSI accuses Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. Specifically, VLSI is seeking damages of approximately $11.01 billion collectively in the Texas cases, plus enhanced damages for alleged willful infringement. VLSI seeks approximately $2.5 billion plus enhanced damages for alleged willful infringement in the first Texas case. That case was originally scheduled for trial in November 2020, but the court has now moved trial to January 2021. In October and November 2019, and in February 2020, Intel filed inter partes review requests on certain asserted claims across six of the patents-in-suit in WDTX. Between May and October 2020, the PTAB denied all of these requests, and Intel is asking for a rehearing on these denials.
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
In May 2019, VLSI filed a second case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201080024173.7. The accused Intel products and the claims of VLSI in the Shanghai case are the same as in the Shenzhen case. Defendants filed an invalidation petition in October 2019. In June 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court has not yet ruled on the motion to stay. The court held its first evidentiary hearing in September 2020.
In November 2019, Intel, along with Apple Inc., filed a complaint against Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, Inc., Uniloc Luxembourg S.A.R.L., VLSI, INVT SPE LLC, Inventergy Global, Inc., DSS Technology Management, Inc., IXI IP, LLC, and Seven Networks, LLC. Plaintiffs allege violations of Section 1 of the Sherman Act by certain defendants, Section 7 of the Clayton Act by certain defendants, and California Business and Professions Code section 17200 by all defendants based on defendants' unlawful aggregation of patents. In February 2020, defendants moved to dismiss plaintiffs' complaint. In July 2020, the court granted defendants’ motion to dismiss with leave to amend. The court dismissed antitrust claims related to two DSS patents with prejudice. The plaintiffs filed an amended complaint in August 2020, and defendants moved to dismiss in September 2020. The court will hear defendants' motion to dismiss in December 2020.
In June 2020, affiliates controlled by Fortress Investment Group, which also controls VLSI, acquired Finjan Holdings, Inc. Intel had signed a “Settlement, Release and Patent License Agreement” with Finjan in 2012, acquiring a license to the patents of Finjan and its affiliates, current or future, through a capture period of November 20, 2022. The agreement also contains covenants wherein Finjan agrees to cause its affiliates to comply with the agreement. As such, Intel maintains that it now has a license to the patents of VLSI, which has become a Finjan affiliate, and that Finjan must cause VLSI to dismiss its suits against Intel. In August 2020, Intel started dispute resolution proceedings under the agreement. In September 2020, Intel filed motions to stay the Texas, Delaware, and Shanghai matters pending resolution of its dispute with Finjan. Those motions remain pending.
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

TERM	DEFINITION

2009 Debentures	3.25% junior subordinated convertible debentures due 2039
2019 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 28, 2019
5G	The next-generation mobile network, which is expected to bring dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries.
ADAS	Advanced driver-assistance systems
Adjacent products	All of our non-platform products for CCG, DCG, and IOTG, such as modem, Ethernet and silicon photonics, as well as Mobileye, Non-Volatile Memory Solutions Group (NSG), and Programmable Solutions Group (PSG) products. Combined with our platform products, adjacent products form comprehensive platform solutions to meet customer needs.
ASIC	Application-specific integrated circuit
ASP	Average Selling Price
ASR	Accelerated Share Repurchase
CODM	Chief operating decision maker
COVID-19	The infectious disease caused by the most recently discovered coronavirus (aka SARS-CoV-2), which was declared a global pandemic by the World Health Organization.
CPU	Processor or central processing unit
Data-centric businesses	Includes our Data Center Group (DCG), Internet of Things Group (IOTG), Mobileye, Non-Volatile Memory Solutions Group (NSG), Programmable Solutions Group (PSG), and all other businesses
EC	European Commission
Edge	Allocated resources that move, store, and process data closer to the source or point of service delivery.
Form 10-Q	Quarterly Report on Form 10-Q
FPGA	Field-programmable gate array
IMFT	IM Flash Technologies, LLC
Internet of Things	Refers to the Internet of Things market in which we sell our IOTG and Mobileye products
IOT	Internet of Things portfolio
IOTG	Internet of Things Group operating segment
IP	Intellectual property
MaaS	Mobility-as-a-Service
McAfee	Business, post divestiture of Intel Security Group in Q2 2017, which we retained an interest in as part of our investment strategy
MD&A	Management's Discussion & Analysis
MG&A	Marketing, general and administrative
Moovit	Moovit App Global Ltd, a MaaS solutions company acquired in Q2 2020
NAND	NAND flash memory
nm	Nanometer
OEM	Original equipment manufacturer
PC-centric business	Our Client Computing Group (CCG) business, including both platform and adjacent products
Platform products
A microprocessor (CPU) and chipset, a stand-alone SoC, or a multichip package, based on Intel® architecture. Platform products are primarily used in solutions sold through the CCG, DCG, and IOTG segments.

QLC	Quad-level cell
R&D	Research and development
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SoC	A System-on-a-Chip, integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC platform products in DCG, IOTG, and CCG. In our DCG business, we offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure.
SSD	Solid-state drive
TLC	Triple-level cell
U.S. GAAP	U.S. Generally Accepted Accounting Principles

FINANCIAL STATEMENTS	Notes to Financial Statements	27

MANAGEMENT'S DISCUSSION AND ANALYSIS
For additional key highlights of our results of operations, see "A Quarter in Review."
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

REVENUE SUMMARY
Revenue in Q3 2020 was down 7% compared to Q3 2019, driven by lower ASPs on higher SoC volume and mix shift from the enterprise and government market segment to cloud service providers. The decline was partially offset by higher platform volume overall, and growth in adjacencies driven by 5G networking deployment. Year over year revenue in the cloud service providers market segment was up 15% on continued demand to support a work and learn-at-home environment, and the communications service providers market segment was up 4%. The enterprise and government market segment was down 47% driven by weaker macroeconomic conditions due to COVID-19.
Revenue was up 23% YTD 2020 compared to YTD 2019 due to increased platform volume as cloud service providers added capacity to serve demand, and continued growth in the communications service providers market segment. We also experienced growth in adjacencies driven by 5G networking deployment.
In Q4, we anticipate COVID-19 impacts will drive weaker demand in our data-centric businesses and demand in the cloud service providers market segment to moderate.

	Q3 2020 vs. Q3 2019			YTD 2020 vs. YTD 2019
(In Millions)%			$ Impact	%		$ Impact

Platform volume	up	4%	$242	up	19%	$2,870
Platform ASP	down	(15)%	(910)	up	—%	35
Adjacent products	up	34%	190	up	60%	842

Total change in revenue			$(478)			$3,747

MD&A	28

OPERATING INCOME SUMMARY
Operating income in Q3 2020 decreased 39% from Q3 2019, with an operating margin of 32%. Operating income YTD 2020 increased 26%, with an operating margin of 42%.

(In Millions)
$1,903	Q3 2020 DCG Operating Income
(695)	Lower gross margin from platform revenue
(280)	Lower DCG adjacent product margin
(135)	Higher period charges due to reserved non-qualified platform products associated with our 10nm process technology
(130)	Higher operating expenses
(95)	Higher platform unit cost
135	Lower period charges due to lower factory start-up costs associated with the initial ramp of 10nm
(12)	Other
$3,115	Q3 2019 DCG Operating Income

$8,494	YTD 2020 DCG Operating Income
2,540	Higher gross margin from platform revenue
280	Lower period charges due to lower factory start-up costs associated with the initial ramp of 10nm
(440)	Lower DCG adjacent product margin
(220)	Higher platform unit cost
(205)	Higher operating expenses
(145)	Higher period charges due to reserved non-qualified platform products associated with our 10nm process technology
(72)	Other
$6,756	YTD 2019 DCG Operating Income

MD&A	29

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

REVENUE AND OPERATING INCOME SUMMARY

Q3 2020 vs. Q3 2019
IOTG revenue was $677 million, down $328 million, driven by weaker demand for IOTG platform products primarily due to economic impacts of COVID-19. Demand was also negatively affected by trade restrictions related to the U.S. government Entity List impacts. Operating income was $61 million, down $248 million year over year.
Mobileye revenue was $234 million, up $5 million driven by improvement in global vehicle production. Mobileye operating income was $47 million, down $20 million year over year.

YTD 2020 vs. YTD 2019
IOTG revenue was $2.2 billion, down $671 million, driven by weaker demand for IOTG platform products due to COVID-19. Demand was also negatively affected by trade restrictions related to the U.S. government Entity List impacts. Operating income was $374 million, down $480 million compared to YTD 2019.
Mobileye revenue was $634 million, down $5 million, due to lower demand as a result of significant decline in global vehicle production related to COVID-19 with improvement in Q3 2020. Operating income was $131 million, down $57 million.
We expect continued negative COVID-19 related impacts on demand for IOTG in Q4.

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
On October 19, 2020, we signed an agreement with SK hynix to divest of our NAND memory business, including our NAND memory fabrication facility in Dalian, China and certain related Fab Assets, our NAND SDD Business, and our NAND Business. The transaction will occur over two closings. The consummation of the first closing and the second closing is subject to customary conditions, including the receipt of certain governmental approvals. The first closing will not occur prior to November 1, 2021, and the second is expected to occur no earlier than March 2025. In connection with the first closing, the parties will enter into a NAND wafer manufacturing and sale agreement pursuant to which, we will continue to manufacture and sell to SK hynix, NAND wafers to be manufactured at the Dalian memory fabrication facility, until final closing. Our Intel® Optane™ memory business is expressly excluded from the transaction.

NSG REVENUE $B	NSG OPERATING INCOME $B

REVENUE AND OPERATING INCOME SUMMARY

Q3 2020 vs. Q3 2019
NSG delivered revenue of $1.2 billion, down $137 million from Q3 2019, driven by $460 million lower volume, with COVID-19 impacts contributing to the decrease in demand, partially offset by $323 million higher ASPs from improved NAND pricing. Operating income was $29 million, up $528 million from an operating loss in Q3 2019 due to continued improvements in unit cost and market pricing recovery.

YTD 2020 vs. YTD 2019
NSG delivered revenue of $4.2 billion, up $1.0 billion, driven by $868 million higher ASP from improved NAND pricing and $138 million higher volume due to strong demand for Intel® Optane™ and NAND products. Operating income was $285 million, up $1.4 billion from an operating loss in YTD 2019, due to market pricing recovery and continued improvements in unit cost.

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

REVENUE AND OPERATING INCOME SUMMARY

Q3 2020 vs. Q3 2019
Revenue was $411 million, down $96 million due to weakness in embedded and communications market segments, partially offset by growth in the cloud and enterprise market segment. Operating income was $40 million, down $52 million.

YTD 2020 vs. YTD 2019
Revenue was $1.4 billion, down $51 million due to decline in the embedded and communications market segments, partially offset by growth in the cloud and enterprise market segment. Operating income was $217 million, down $16 million.

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

REVENUE SUMMARY
Revenue in Q3 2020 was up 1% compared to Q3 2019, driven by strength in notebook demand, partially offset by lower desktop demand, lower notebook ASP resulting from higher demand for consumer and education PCs, and LTE modem volume decline. YTD 2020 revenue was up 7% compared to YTD 2019, driven by strength in notebook demand and higher LTE modem and Wi-Fi sales, partially offset by lower desktop demand and lower notebook ASP resulting from higher demand for consumer and education PCs. Strength in notebook products reflects the increased reliance on PCs as more people continue to work and learn from home. As this dynamic continues into Q4, we expect continued strength in consumer notebook PCs.

	Q3 2020 vs. Q3 2019			YTD 2020 vs. YTD 2019
(In Millions)	%		$ Impact	%		$ Impact

Desktop platform volume	down	(18)%	$(485)	down	(12)%	$(1,090)
Desktop platform ASP	down	—%	—	up	2%	160
Notebook platform volume	up	25%	1,360	up	19%	2,872
Notebook platform ASP	down	(7)%	(478)	down	(2)%	(352)
Adjacent products and other			(259)			392

Total change in revenue			$138			$1,982

MD&A	33

OPERATING INCOME SUMMARY
Operating income in Q3 2020 decreased 17% from Q3 2019, with an operating margin of 36%. Operating income YTD 2020 decreased 4%, with an operating margin of 36%.

(In Millions)
$3,554	Q3 2020 CCG Operating Income
(795)	Higher platform unit cost primarily from increased mix of 10nm products
(200)	Higher period charges primarily due to lower sell-through of previously reserved non-qualified platform product related to our 10nm process technology
105	Lower operating expenses
85	Higher CCG adjacent product margin
54	Other
$4,305	Q3 2019 CCG Operating Income

$10,621	YTD 2020 CCG Operating Income
(2,545)	Higher platform unit cost primarily from increased mix of 10nm products
(150)	Higher period charges primarily due to reserved non-qualified platform product, partially offset by sell-through of previously reserved platform products related to our 10nm process technology
1,115	Higher gross margin from platform revenue
695	Lower operating expenses
350	Higher CCG adjacent product margin
42	Other
$11,114	YTD 2019 CCG Operating Income

MD&A	34

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	Q3 2020		Q3 2019		YTD 2020		YTD 2019
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$18,333	100.0%	$19,190	100.0%	$57,889	100.0%	$51,756	100.0%
Cost of sales	8,592	46.9%	7,895	41.1%	25,625	44.3%	21,494	41.5%
Gross margin	9,741	53.1%	11,295	58.9%	32,264	55.7%	30,262	58.5%
Research and development	3,272	17.8%	3,208	16.7%	9,901	17.1%	9,978	19.3%
Marketing, general and administrative	1,435	7.8%	1,536	8.0%	4,423	7.6%	4,758	9.2%
Restructuring and other charges	(25)	(0.1)%	104	0.5%	146	0.3%	288	0.6%
Operating income	5,059	27.6%	6,447	33.6%	17,794	30.7%	15,238	29.4%
Gains (losses) on equity investments, net	56	0.3%	318	1.7%	212	0.4%	922	1.8%
Interest and other, net	(74)	(0.4)%	(46)	(0.2)%	(416)	(0.7)%	(170)	(0.3)%
Income before taxes	5,041	27.5%	6,719	35.0%	17,590	30.4%	15,990	30.9%
Provision for taxes	765	4.2%	729	3.8%	2,548	4.4%	1,847	3.6%
Net income	$4,276	23.3%	$5,990	31.2%	$15,042	26.0%	$14,143	27.3%
Earnings per share—diluted	$1.02		$1.35		$3.52		$3.14

MD&A	35

REVENUE

SEGMENT REVENUE WALK $B
Q3 2020 vs. Q3 2019
Our Q3 2020 revenue was $18.3 billion, down $857 million or 4% from Q3 2019, primarily due to COVID-related demand impacts on the DCG enterprise and government market segment, IOTG, and NSG. Our data-centric businesses were collectively down 10% year over year driven by lower DCG ASPs on higher SoC volume and mix shift from the enterprise and government market segment to cloud service providers, partially offset by higher DCG platform volume overall. Our PC-centric business was up 1% year over year driven by strength in notebook demand, partially offset by lower desktop demand, lower notebook ASPs resulting from higher demand for consumer and education PCs, and LTE modem volume decline.
YTD 2020 vs. YTD 2019
Our YTD 2020 revenue was $57.9 billion, up $6.1 billion or 12% from YTD 2019. Our data-centric businesses were collectively up 17% due to increased platform volume as cloud service providers increased capacity to serve customer demand, and growth in DCG adjacencies driven by 5G networking deployment. We also saw NSG bit growth and improved NAND pricing, partially offset by weaker demand in IOTG platform products due to COVID-19. Our PC-centric business was up 7% driven by strength in notebook demand and higher LTE modem and Wi-Fi sales, slightly offset by lower desktop demand and lower notebook ASPs resulting from higher demand for consumer and education PCs.

MD&A	36

GROSS MARGIN
We derived most of our overall gross margin from the sale of platform products in the DCG and CCG operating segments. Our overall gross margin dollars in Q3 2020 decreased by $1.6 billion, or 14% compared to Q3 2019. Our YTD gross margin percentage was down as the increase in YTD platform revenue was offset by higher platform unit cost, platform reserves and a higher proportion of our revenue from lower margin adjacent businesses.

GROSS MARGIN $B
    (Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$9,741	Q3 2020 Gross Margin
(965)	Lower gross margin from platform revenue
(885)	Higher platform unit cost primarily from increased mix of 10nm products
(295)	Higher period charges due to reserved non-qualified platform product and lower sell-through of previously reserved non-qualified platform product related to our 10nm process technology
430	Higher gross margin from adjacent businesses primarily due to higher margins on NAND and modem, partially offset by lower margins on DCG adjacencies
165	Lower period charges due to lower factory start-up costs associated with our 10nm products
(4)	Other
$11,295	Q3 2019 Gross Margin

$32,264	YTD 2020 Gross Margin
3,105	Higher gross margin from platform revenue
1,580	Higher gross margin from adjacent businesses primarily due to higher margins on NAND, modem, and Wi-Fi, partially offset by lower margins on DCG adjacencies
450	Lower period charges due to lower factory startup costs associated with our 10nm products
(2,730)	Higher platform unit cost primarily from increased mix of 10nm products
(255)	Higher period charges due to reserved non-qualified platform product and lower sell-through of previously reserved non-qualified platform product associated with 10nm
(148)	Other
$30,262	YTD 2019 Gross Margin

MD&A	37

OPERATING EXPENSES
Total R&D and MG&A expenses for Q3 2020 were $4.7 billion, down 1% from Q3 2019, and $14.3 billion for YTD 2020, down 3% from YTD 2019. These expenses represent 25.7% of revenue for Q3 2020 and 24.7% of revenue for Q3 2019, and 24.7% of revenue in the first nine months of 2020 and 28.5% of revenue in the first nine months of 2019.

RESEARCH AND DEVELOPMENT $B	MARKETING, GENERAL AND ADMINISTRATIVE $B
(Percentages indicate expenses as a percentage of total revenue)

RESEARCH AND DEVELOPMENT
Q3 2020 vs. Q3 2019

R&D increased by $64 million, or 2%, driven by the following:

+	Investments in our PC and data-centric businesses
+	Investments in our process technology
-	Profit dependent compensation
-	Ramp down of 5G smartphone modem business
YTD 2020 vs. YTD 2019

R&D decreased by $77 million, or 1%, driven by the following:

-	Ramp down of 5G smartphone modem business
-	Profit dependent compensation
+	Investments in our PC and data-centric businesses
+	Investments in our process technology

MARKETING, GENERAL AND ADMINISTRATIVE
Q3 2020 vs. Q3 2019

MG&A decreased by $101 million, or 7%, driven by the following:

-	Corporate spending efficiencies
-	Profit dependent compensation
YTD 2020 vs. YTD 2019

MG&A decreased by $335 million, or 7%, driven by the following:

-	Corporate spending efficiencies
-	Profit dependent compensation

MD&A	38

GAINS (LOSSES) ON EQUITY INVESTMENTS AND INTEREST AND OTHER, NET

(In Millions)	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Ongoing mark-to-market adjustments on marketable equity securities	$(146)	$114	$(84)	$188
Observable price adjustments on non-marketable equity securities	5	84	142	100
Impairment charges	(40)	(17)	(233)	(79)
Sale of equity investments and other	237	137	387	713
Gains (losses) on equity investments, net	$56	$318	$212	$922

Interest and other, net	$(74)	$(46)	$(416)	$(170)
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments during the first nine months of 2020 were primarily related to our interest in Cloudera Inc. During the first nine months of 2019, ongoing mark-to-market adjustments were primarily driven by our interests in ASML Holdings N.V. and Cloudera Inc.
We recognized higher than historically experienced impairment charges on our non-marketable portfolio in the first nine months of 2020 based on our assessment of the impact of recent public and private market volatility and tightening of liquidity.
In sale of equity investments and other, we recognized $166 million on initial fair value adjustments from an initial public offering related to an equity investment that went public in August 2020. We recognized McAfee dividends of $515 million during the first nine months of 2019.
Interest and other, net
In the first nine months of 2020, we paid $1.1 billion to satisfy conversion obligations for $372 million of our $2.0 billion 2009 Debentures and recognized a loss of $109 million in interest and other, net and $750 million as a reduction in stockholders' equity related to the conversion feature. For the nine months ended September 28, 2019, we paid $1.5 billion to satisfy conversion obligations for $590 million of our $2.0 billion 2009 Debentures and recognized a loss of $148 million in interest and other, net and $990 million as a reduction in stockholders' equity related to the conversion feature.
PROVISION FOR TAXES

(In Millions)	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Income before taxes	$5,041	$6,719	$17,590	$15,990
Provision for taxes	$765	$729	$2,548	$1,847
Effective tax rate	15.2%	10.8%	14.5%	11.6%
For the first nine months of 2020, the increase in effective tax rate was driven by a lower U.S. tax benefit derived from sales to non-U.S. customers, lower foreign tax credits, a one-time tax charge associated with a valuation allowance against a net operating loss deferred tax asset, and a one-time tax charge due to a new interpretation of a tax law in a non-U.S. jurisdiction.

MD&A	39

LIQUIDITY AND CAPITAL RESOURCES
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Sep 26, 2020	Dec 28, 2019
Cash and cash equivalents, short-term investments, and trading assets	$18,253	$13,123
Other long-term investments	$2,720	$3,276
Loans receivable and other	$1,298	$1,239
Reverse repurchase agreements with original maturities greater than three months	$—	$350
Total debt	$36,563	$29,001
Temporary equity	$—	$155
Cash generated by operations is our primary source of liquidity. When assessing our sources of liquidity, we include investments as shown in the preceding table. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of September 26, 2020, we had no outstanding commercial paper.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential acquisitions, strategic investments, and dividends. On March 24, 2020, we suspended the use of our financial resources for stock repurchases. On August 19, 2020, in response to our belief that our stock was trading well below its intrinsic valuation at that time, we entered into ASR agreements to repurchase an aggregate of $10.0 billion of our common stock. Following settlement of these agreements by the end of 2020, we will have repurchased a total of approximately $17.6 billion in shares as part of our planned $20.0 billion share repurchases announced in October 2019. We intend to complete the remaining $2.4 billion balance of these planned repurchases and return to our historical capital return practices when markets stabilize.

CASH FROM OPERATIONS $B	CAPITAL EXPENDITURES $B	CASH TO STOCKHOLDERS $B

■ Dividends ■ Buybacks[1]

	Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019
Net cash provided by operating activities	$25,494	$23,257
Net cash used for investing activities	(15,112)	(9,920)
Net cash provided by (used for) financing activities	(11,220)	(12,421)
Net increase (decrease) in cash and cash equivalents	$(838)	$916

1Buybacks include those repurchased under ASR agreements entered into in Q3 2020, of which $2.0 billion remains to be settled by the end of 2020.

MD&A	40

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first nine months of 2020 compared to the first nine months of 2019, the increase in cash provided by operations was primarily due to higher net income, net of non-cash adjustments, offset by a decrease in working capital. Changes in working capital were driven by accounts payable and other assets and liabilities.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher in the first nine months of 2020 compared to the first nine months of 2019 primarily due to an increase in purchases of available-for-sale debt investments and trading assets, offset by an increase in maturities and sales of available-for-sale debt investments and trading assets, and a decrease in capital expenditures.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was lower in the first nine months of 2020 compared to the first nine months of 2019 primarily due to an increase in long-term debt issuances offset by an increase in repurchases of common stock and debt repayments.
CONTRACTUAL OBLIGATIONS
In the first nine months of 2020, we issued a total of $10.3 billion aggregate principal amount of senior notes. Our remaining total cash payments over the life of these long-term debt obligations are expected to be approximately $18.9 billion. These payments include anticipated interest on fixed rate debt that is not recorded on the Consolidated Condensed Balance Sheets. For further information, see "Note 9: Borrowings" within the Consolidated Condensed Financial Statements and Supplemental Details.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed sensitivity analyses of these risks to our financial positions as of December 28, 2019, and updated that sensitivity analysis as of September 26, 2020, to determine whether material changes in market risks pertaining to currency exchange and interest rates or equity and commodity prices have occurred as a result of the ongoing economic uncertainty resulting from the COVID-19 pandemic. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A in our 2019 Form 10-K.

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

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our U.S. GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include asset impairments, pension charges, and costs associated with restructuring activity.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our current operating performance and are impacted by the timing of restructuring activity. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Gains (losses) from divestiture	Gains or losses are recognized at the close of a divestiture.	We exclude gains or losses resulting from divestitures for purposes of calculating certain non-GAAP measures because they do not reflect our current operating performance and are impacted by the timing of our divestitures. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Ongoing mark-to-market on marketable equity securities	After the initial mark-to-market adjustment is recorded upon a security becoming marketable, gains and losses are recognized from ongoing mark-to-market adjustments of our marketable equity securities.	We exclude these ongoing gains and losses for purposes of calculating certain non-GAAP measures because we do not believe this volatility correlates to our core operational performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Free cash flow	We reference a non-GAAP financial measure of free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Free cash flow is operating cash flow adjusted to exclude additions to property, plant, and equipment.	This non-GAAP financial measure is helpful in understanding our capital requirements and provides an additional means to evaluate the cash flow trends of our business.

MD&A	42

Following are the reconciliations of our most comparable U.S. GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Sep 26, 2020	Sep 28, 2019
Operating income	$5,059	$6,447
Acquisition-related adjustments	362	338
Restructuring and other charges	(25)	104
Non-GAAP operating income	$5,396	$6,889

Operating margin	27.6%	33.6%
Acquisition-related adjustments	2.0%	1.8%
Restructuring and other charges	(0.1)%	0.5%
Non-GAAP operating margin	29.4%	35.9%

Earnings per share—diluted	$1.02	$1.35
Acquisition-related adjustments	0.09	0.08
Restructuring and other charges	(0.01)	0.02
(Gains) losses from divestiture	—	—
Ongoing mark-to-market on marketable equity securities	0.03	(0.02)
Income tax effect	(0.02)	(0.01)
Non-GAAP earnings per share—diluted	$1.11	$1.42

	Nine Months Ended
(In Millions)	Sep 26, 2020	Sep 28, 2019
Net cash provided by operating activities	$25,494	$23,257
Additions to property, plant and equipment	(10,392)	(11,547)
Free cash flow	$15,102	$11,710

Net cash used for investing activities	$(15,112)	$(9,920)
Net cash provided by (used for) financing activities	$(11,220)	$(12,421)

MD&A	43

OTHER KEY INFORMATION
RISK FACTORS
The risks described in "Risk Factors" within Other Key Information in our 2019 Form 10-K and our Form 10-Q for the quarter ended March 28, 2020 (Q1 2020 Form 10-Q) could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in our 2019 Form 10-K, as updated by our Q1 2020 Form 10-Q and the discussions of the COVID-19 pandemic in our Form 10-Q for the quarter ended June 27, 2020, remains current in all material respects. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER KEY INFORMATION	44

ISSUER PURCHASES OF EQUITY SECURITIES
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. On March 24, 2020, we suspended stock repurchases in light of the COVID-19 pandemic. On August 19, 2020, we entered into ASR agreements to repurchase $10.0 billion of our common stock. As of September 26, 2020, we were authorized to repurchase up to $110.0 billion, of which $9.7 billion remained available, which reflects the deduction of the $10.0 billion in ASR agreements.
Common stock repurchase activity under our publicly announced stock repurchase program during the third quarter of 2020 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Program (In Millions)
June 28, 2020 - July 25, 2020	—	$—	$19,658
July 26, 2020 - August 22, 2020
Accelerated Share Repurchases[1]	166	$—	$9,658
August 23, 2020 - September 26, 2020	—	$—	$9,658
Total	166
1 In August 2020, we entered into ASR agreements under which we paid an aggregate of $10.0 billion and received an aggregate initial share delivery of 166 million shares of our common stock, which were immediately retired. The final number of shares to be repurchased under the ASR agreements and the average price paid per share will be determined upon settlement of the agreements by the end of 2020.
We issue RSUs as part of our equity incentive plans. In our Consolidated Condensed Financial Statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase program and accordingly are not included in the preceding table.

OTHER KEY INFORMATION	45

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on January 16, 2019	8-K	000-06217	3.2	1/17/2019
10.1†	Separation Agreement and General Release of Claims between Intel Corporation and Dr. Venkata Renduchintala, dated August 11, 2020	8-K	000-06217	10.1	8/14/2020
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

OTHER KEY INFORMATION	46

FORM 10-Q CROSS-REFERENCE INDEX

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 5 - 27
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2 - 4, 28 - 39
	Liquidity and capital resources	Pages 40 - 41
	Off-balance sheet arrangements	(a)
	Contractual obligations	Page 41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 41
Item 4.	Controls and Procedures	Page 44

Part II - Other Information
Item 1.	Legal Proceedings	Pages 23 - 26
Item 1A.	Risk Factors	Page 44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 45
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 46

Signatures		Page 48
(a)    As of September 26, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

OTHER KEY INFORMATION	47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 22, 2020	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	October 22, 2020	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

48