Form 10-Q
period 2021-03-27
INTEL CORP
filed 2021-04-23
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 27, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 27, 2021, the registrant had outstanding 4,038 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipate," "expect," "intend," "plan," "opportunity," "future," "pending," "to be," "believes," "estimated," "continue," "likely," "may," "might," "potentially," "will," "would," "should," "could," “accelerate,” "progress," “goal,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to Intel’s strategy; internal and external manufacturing plans, including future internal manufacturing volumes and external foundry usage; manufacturing expansion and investment plans, including Intel’s anticipated Arizona expansion; plans and goals related to Intel’s foundry business, including with respect to future manufacturing capacity; foundry service offerings, including technology and IP offerings; future responses to and effects of COVID-19; projections of our future financial performance and demand; our anticipated growth and trends in our businesses or operations; projected growth and trends in markets relevant to our businesses; business plans; future products and technology and the expected availability and benefits of such products and technology; expected timing and impact of acquisitions, divestitures, and other significant transactions, including statements relating to the pending divestiture of our NAND memory business to SK hynix Inc. (SK hynix), NAND manufacturing and supply arrangements between Intel and SK hynix, and expected additions to held for sale NAND property, plant and equipment; expected completion of restructuring activities; availability, uses, sufficiency, and cost of capital and capital resources, including expected returns to stockholders such as dividends and share repurchases; accounting estimates and judgments regarding reported matters, events and contingencies and our intentions with respect to such matters, events and contingencies, and the actual results thereof; future production capacity and product supply; the future impact of industry component and substrate constraints; the future purchase, use, and availability of products, components and services supplied by third parties, including third-party manufacturing services; tax-related expectations; the future impact of export licensing and trade policies; uncertain events or assumptions; and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our 2020 Form 10-K, particularly the "Risk Factors" sections of such reports, as well as the risks and uncertainties described in our press releases issued on March 23, 2021, which are attached as exhibits to our Form 8-K furnished to the SEC on that date. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, unless an earlier date is specified, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

Intel, the Intel logo, Intel Core, Intel Optane and Intel vPro, are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

A Quarter in Review

Total revenue of $19.7 billion was down $155 million year over year as DCG declined 20% and CCG grew 8%. Decline in DCG revenue was driven by lower volume due to digestion in the cloud service providers market segment, a decline in the enterprise and government market segment on weaker macroeconomic conditions, and lower ASPs driven by higher SoC volume and weaker core mix. CCG revenue was up, driven by strength in notebook demand, partially offset by an increased mix of consumer and education PCs, which drove lower notebook ASPs. IOTG and Mobileye were both up on higher demand amid recovery from the economic impacts of COVID-19, including recovery in the auto industry from pandemic lows. In the first three months, we generated $5.5 billion of cash flow from operations and returned $3.7 billion to stockholders, including $1.4 billion in dividends and $2.3 billion in buybacks.

Revenue	Operating Income	Diluted EPS	Cash Flows
■ GAAP $B ■ Non-GAAP $B	■ GAAP $B ■ Non-GAAP $B	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Free Cash Flow $B

$19.7B	$18.6B	$3.7B	$6.1B	$0.82	$1.39	$5.5B	$1.6B
GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $155M or 1% from Q1 2020	Revenue flat from Q1 2020	Operating income down $3.3B or 48% from Q1 2020; Q1 2021 operating margin at 19%	Operating income down $1.3B or 17% from Q1 2020; Q1 2021 operating margin at 33%	Diluted EPS down $0.49 or 37% from Q1 2020	Diluted EPS down $0.02 or 1% from Q1 2020	Operating cash flow down $610M or 10% from Q1 2020	Free cash flow down $1.3B or 45% from Q1 2020

Decline in DCG and slight decline in NSG, partially offset by growth in CCG and Corporate revenue of $584 million from a prepaid supply agreement. Non-GAAP results exclude NSG and were flat year over year.

Corporate charge of $2.2 billion related to the VLSI litigation, lower gross margin from lower platform[2] revenue and higher platform unit cost from increased mix in 10nm products, and higher 7nm period charges partially offset by Corporate revenue from a prepaid supply agreement and improved adjacent business performance. Non-GAAP results exclude the Corporate VLSI charge and NSG.
				Lower operating income partially offset by equity investment gains, lower effective tax rate and lower shares. Non-GAAP results incrementally exclude ongoing mark-to-market adjustments and tax impacts of non-GAAP adjustments.		Lower net income, net of non-cash adjustments including the Corporate VLSI charge, and cash paid to settle a prepaid supply agreement. Free cash flow decreased due to lower operating cash flow and higher capital spending.

Key Developments
▪On March 23, 2021, our CEO Pat Gelsinger announced our "IDM 2.0" strategy, the next evolution of our IDM model. IDM 2.0 combines three factors. First, we will continue to build the majority of our products in Intel fabs. Second, we expect our use of third-party foundry capacity to grow and to include manufacturing for a range of modular tiles on advanced process technologies. Third, we announced our plans to build a world-class foundry business with Intel Foundry Services, which will combine leading-edge process and packaging technology, committed capacity in the U.S. and Europe, and a world-class IP portfolio for customers, including x86 cores. To accelerate our IDM 2.0 strategy, we announced plans to invest $20.0 billion to build two new fabs in Arizona.
▪We announced the 11th Gen Intel® CoreTM vPro® processors, with performance, discrete-level graphics, and AI acceleration for productivity, collaboration, and content creation for business—meeting the demands of a varied workforce working remotely or in the office. We also launched the 11th Gen Intel® CoreTM S-series desktop processor, known as Rocket Lake-S, designed to transform hardware and software efficiency and increase raw gaming performance.
1 See "Non-GAAP Financial Measures" within MD&A.
2 See "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.

A Quarter in Review	2

Consolidated Condensed Statements of Income

	Three Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Mar 27, 2021	Mar 28, 2020
Net revenue	$19,673	$19,828
Cost of sales	8,819	7,812
Gross margin	10,854	12,016
Research and development	3,623	3,275
Marketing, general and administrative	1,328	1,541
Restructuring and other charges	2,209	162
Operating expenses	7,160	4,978
Operating income	3,694	7,038
Gains (losses) on equity investments, net	368	(111)
Interest and other, net	(156)	(313)
Income before taxes	3,906	6,614
Provision for taxes	545	953
Net income	$3,361	$5,661
Earnings per share—basic	$0.83	$1.33
Earnings per share—diluted	$0.82	$1.31
Weighted average shares of common stock outstanding:
Basic	4,056	4,266
Diluted	4,096	4,312
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	3

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended
(In Millions; Unaudited)	Mar 27, 2021	Mar 28, 2020
Net income	$3,361	$5,661
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	(350)	(268)
Actuarial valuation and other pension benefits (expenses), net	13	12
Translation adjustments and other	(15)	(5)
Other comprehensive income (loss)	(352)	(261)
Total comprehensive income	$3,009	$5,400
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	4

Consolidated Condensed Balance Sheets

(In Millions)	Mar 27, 2021	Dec 26, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,192	$5,865
Short-term investments	2,417	2,292
Trading assets	14,788	15,738
Accounts receivable	7,208	6,782
Inventories	8,487	8,427
Assets held for sale	5,557	5,400
Other current assets	2,124	2,745
Total current assets	45,773	47,249

Property, plant and equipment, net of accumulated depreciation of $79,778 ($77,645 as of December 26, 2020)	57,330	56,584
Equity investments	5,404	5,152
Other long-term investments	1,409	2,192
Goodwill	26,971	26,971
Identified intangible assets, net	8,408	9,026
Other long-term assets	5,327	5,917
Total assets	$150,622	$153,091

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$2,647	$2,504
Accounts payable	5,434	5,581
Accrued compensation and benefits	2,757	3,999
Other accrued liabilities	13,313	12,670
Total current liabilities	24,151	24,754
Debt	33,237	33,897
Contract liabilities	90	1,367
Income taxes payable	4,605	4,578
Deferred income taxes	3,410	3,843
Other long-term liabilities	5,322	3,614
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,038 issued and outstanding (4,062 issued and outstanding as of December 26, 2020)	26,272	25,556
Accumulated other comprehensive income (loss)	(1,103)	(751)
Retained earnings	54,638	56,233
Total stockholders’ equity	79,807	81,038
Total liabilities and stockholders’ equity	$150,622	$153,091
See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
(In Millions; Unaudited)	Mar 27, 2021	Mar 28, 2020
Cash and cash equivalents, beginning of period	$5,865	$4,194
Cash flows provided by (used for) operating activities:
Net income	3,361	5,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,454	2,623
Share-based compensation	425	449
Restructuring and other charges	2,209	162
Amortization of intangibles	448	427
(Gains) losses on equity investments, net	(299)	134
Changes in assets and liabilities:
Accounts receivable	(426)	(796)
Inventories	180	(548)
Accounts payable	303	117
Accrued compensation and benefits	(1,283)	(1,605)
Prepaid supply agreements	(1,566)	(87)
Income taxes	383	753
Other assets and liabilities	(641)	(1,132)
Total adjustments	2,187	497
Net cash provided by operating activities	5,548	6,158
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,972)	(3,268)
Additions to held for sale NAND property, plant and equipment	(416)	—
Purchases of available-for-sale debt investments	(593)	(513)
Maturities and sales of available-for-sale debt investments	1,232	625
Purchases of trading assets	(5,981)	(3,897)
Maturities and sales of trading assets	6,777	3,660
Other investing	406	(343)
Net cash used for investing activities	(2,547)	(3,736)
Cash flows provided by (used for) financing activities:
Issuance of long-term debt, net of issuance costs	—	10,247
Repayment of debt and debt conversion	—	(1,075)
Proceeds from sales of common stock through employee equity incentive plans	565	503
Repurchase of common stock	(2,301)	(4,229)
Payment of dividends to stockholders	(1,411)	(1,408)
Other financing	(527)	726
Net cash provided by (used for) financing activities	(3,674)	4,764
Net increase (decrease) in cash and cash equivalents	(673)	7,186
Cash and cash equivalents, end of period	$5,192	$11,380

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,472	$2,294
Cash paid during the period for:
Interest, net of capitalized interest	$161	$67
Income taxes, net of refunds	$172	$211
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings[1]	Total
(In Millions, Except Per Share Amounts; Unaudited)	Shares	Amount
Three Months Ended

Balance as of December 26, 2020	4,062	$25,556	$(751)	$56,268	$81,073
Net income	—	—	—	3,361	3,361
Other comprehensive income (loss)	—	—	(352)	—	(352)
Employee equity incentive plans and other	17	565	—	—	565
Share-based compensation	—	425	—	—	425
Temporary equity reduction	—	—	—	—	—
Convertible debt	—	—	—	—	—
Repurchase of common stock	(40)	(249)	—	(2,166)	(2,415)
Restricted stock unit withholdings	(1)	(25)	—	(4)	(29)
Cash dividends declared ($0.695 per share)	—	—	—	(2,821)	(2,821)
Balance as of March 27, 2021	4,038	$26,272	$(1,103)	$54,638	$79,807

Balance as of December 28, 2019	4,290	$25,261	$(1,280)	$53,523	$77,504
Net income	—	—	—	5,661	5,661
Other comprehensive income (loss)	—	—	(261)	—	(261)
Employee equity incentive plans and other	17	620	—	—	620
Share-based compensation	—	449	—	—	449
Temporary equity reduction	—	155	—	—	155
Convertible debt	—	(750)	—	—	(750)
Repurchase of common stock	(71)	(420)	—	(3,689)	(4,109)
Restricted stock unit withholdings	(2)	(64)	—	(32)	(96)
Cash dividends declared ($0.66 per share)	—	—	—	(2,819)	(2,819)
Balance as of March 28, 2020	4,234	$25,251	$(1,541)	$52,644	$76,354
1.The retained earnings balance as of December 26, 2020 includes an opening balance adjustment made as a result of the adoption of a new accounting standard in 2021.
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	7

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2020 Form 10-K.
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the Consolidated Financial Statements in our 2020 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

Note 2 :	Operating Segments
We manage our business through the following operating segments:
▪DCG
▪IOTG
▪Mobileye
▪NSG
▪PSG
▪CCG
We derive a substantial majority of our revenue from platform products, which are our principal products and considered as one product class. We offer platform products that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or a multichip package. Platform products are used in various form factors across our DCG, IOTG, and CCG operating segments. Our non-platform, or adjacent products, can be combined with platform products to form comprehensive platform solutions to meet customer needs.
DCG and CCG are our reportable operating segments. IOTG, Mobileye, NSG, and PSG do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. Our Internet of Things portfolio, presented as Internet of Things, is comprised of IOTG and Mobileye operating segments. In 2021, our DCG operating segment includes the results of our Intel® OptaneTM memory business, and our NSG operating segment is composed of our NAND memory business. Refer to "Note 8: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements for further information on the pending divestiture of our NAND memory business.
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

Financial Statements	Notes to Financial Statements	8

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 27, 2021	Mar 28, 2020
Net revenue:
Data Center Group
Platform	$4,811	$6,427
Adjacent	753	566
	5,564	6,993
Internet of Things
IOTG	914	883
Mobileye	377	254
	1,291	1,137
Non-Volatile Memory Solutions Group	1,107	1,338
Programmable Solutions Group	486	519
Client Computing Group
Platform	9,617	8,712
Adjacent	988	1,063
	10,605	9,775
All other	620	66
Total net revenue	$19,673	$19,828

Operating income (loss):
Data Center Group	$1,273	$3,492
Internet of Things
IOTG	212	243
Mobileye	147	88
	359	331
Non-Volatile Memory Solutions Group	171	(66)
Programmable Solutions Group	88	97
Client Computing Group	4,120	4,225
All other	(2,317)	(1,041)
Total operating income	$3,694	$7,038
Disaggregated net revenue for each period was as follows:

	Three Months Ended
(In Millions)	Mar 27, 2021	Mar 28, 2020
Platform revenue
DCG platform	$4,811	$6,427
IOTG platform	840	795
CCG desktop platform	2,644	2,840
CCG notebook platform	6,959	5,857
CCG other platform[1]	14	15
	15,268	15,934
Adjacent revenue[2]	4,405	3,894
Total revenue	$19,673	$19,828
1    Includes our tablet and service provider revenue.
2    Includes all of our non-platform products for DCG, IOTG, and CCG such as modem, Ethernet, and silicon photonics, as well as Mobileye, NSG, and PSG products, as well as revenue included in our "all other" category.

Financial Statements	Notes to Financial Statements	9

Note 3 :	Earnings Per Share
We computed basic earnings per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 27, 2021	Mar 28, 2020
Net income available to common stockholders	$3,361	$5,661
Weighted average shares of common stock outstanding—basic	4,056	4,266
Dilutive effect of employee equity incentive plans	40	46
Weighted average shares of common stock outstanding—diluted	4,096	4,312
Earnings per share—basic	$0.83	$1.33
Earnings per share—diluted	$0.82	$1.31
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
Contract liabilities consist of prepayments received from customers on long-term prepaid supply agreements toward future product delivery and other revenue deferrals from regular ongoing business activity. Contract liabilities were $396 million as of March 27, 2021 ($1.9 billion as of December 26, 2020).
The following table shows the changes in contract liability balances relating to long-term prepaid supply agreements during the first three months of 2021:

(In Millions)
Prepaid supply agreements balance as of December 26, 2020	$1,625
Concession payment	(950)
Prepaids utilized	(616)
Prepaid supply agreements balance as of March 27, 2021	$59
During the first quarter of 2021, we settled an agreement with our largest prepaid customer whose prepayment balance made up $1.6 billion of our contract liability balance as of December 26, 2020. We returned $950 million to the customer and recognized $584 million in revenue during the quarter for having completed performance of the prepaid supply agreement. The prepaid supply agreement is excluded from the NAND memory business and is recorded as Corporate revenue in the "all other" category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.

Note 5 :	Other Financial Statement Details
Inventories

(In Millions)	Mar 27, 2021	Dec 26, 2020
Raw materials	$926	$908
Work in process	5,758	5,693
Finished goods	1,803	1,826
Total inventories	$8,487	$8,427

Financial Statements	Notes to Financial Statements	10

Interest and Other, Net

	Three Months Ended
(In Millions)	Mar 27, 2021	Mar 28, 2020
Interest income	$37	$93
Interest expense	(190)	(135)
Other, net	(3)	(271)
Total interest and other, net	$(156)	$(313)
Interest expense in the preceding table is net of $97 million of interest capitalized in the first three months of 2021 ($83 million in the first three months of 2020).

Note 6 :	Restructuring and Other Charges
A restructuring program, which is ongoing, was approved in the first quarter of 2020 to further align our workforce with our continuing investments in the business and to execute the planned divestiture of Home Gateway Platform, a division of CCG. These actions are expected to be substantially completed in 2021.

	Three Months Ended
(In Millions)	Mar 27, 2021	Mar 28, 2020
Employee severance and benefit arrangements	$6	$105
Litigation charges and other	2,203	57
Total restructuring and other charges	$2,209	$162
Litigation charges and other includes a charge of $2.2 billion in the first three months of 2021 related to the VLSI litigation, which is recorded as a Corporate charge in the "all other" category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. Refer to "Note 13: Contingencies" within Notes to Consolidated Condensed Financial Statements for further information on legal proceedings related to the VLSI litigation.

Note 7 :	Investments
Debt Investments
Trading Assets
Net losses recorded for trading assets still held at the reporting date were $372 million in the first three months of 2021 ($231 million of net losses in the first three months of 2020). Net gains on the related derivatives were $366 million in the first three months of 2021 ($100 million of net gains in the first three months of 2020).
Available-for-Sale Debt Investments
Available-for-sale investments include corporate debt, government debt, and financial institution instruments. Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of March 27, 2021 and December 26, 2020, substantially all time deposits were issued by institutions outside the U.S. The adjusted cost of our available-for-sale investments was $7.0 billion as of March 27, 2021 and $7.8 billion as of December 26, 2020. The adjusted cost of our available-for-sale investments approximated the fair value for these periods.
The fair value of available-for-sale debt investments, by contractual maturity, as of March 27, 2021, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$3,596
Due in 1–2 years	341
Due in 2–5 years	1,068
Due after 5 years	—
Instruments not due at a single maturity date	2,130
Total	$7,135

Financial Statements	Notes to Financial Statements	11

Equity Investments

(In Millions)	Mar 27, 2021	Dec 26, 2020
Marketable equity securities	$1,523	$1,830
Non-marketable equity securities	3,864	3,304
Equity method investments	17	18
Total	$5,404	$5,152
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 27, 2021	Mar 28, 2020
Ongoing mark-to-market adjustments on marketable equity securities	$(291)	$(103)
Observable price adjustments on non-marketable equity securities	551	79
Impairment charges	(38)	(143)
Sale of equity investments and other¹	146	56
Total gains (losses) on equity investments, net	$368	$(111)
1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investees' gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities for each period were as follows:

	Three Months Ended
(In Millions)	Mar 27, 2021	Mar 28, 2020
Net gains (losses) recognized during the period on equity securities	$311	$(140)
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(85)	(7)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$226	$(147)
Beijing Unisoc Technology Ltd.
We account for our interest in Beijing Unisoc Technology Ltd. (Unisoc) as a non-marketable equity security. During the first three months of 2021, we recognized $471 million in observable price adjustments in our investment in Unisoc and as of March 27, 2021 the net book value of the investment is $1.1 billion ($658 million as of December 26, 2020).

Note 8 :	Acquisitions and Divestitures
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

Financial Statements	Notes to Financial Statements	12

The carrying amounts of the major classes of NAND assets held for sale included the following:

(In Millions)	Mar 27, 2021	Dec 26, 2020
Inventories	$723	$962
Property, plant and equipment, net	4,759	4,363
Total assets held for sale	$5,482	$5,325
We ceased recording depreciation on property, plant and equipment as of the date the assets triggered held for sale accounting. Total capital purchases of approximately $1.8 billion expected in 2021 prior to the first closing will be classified as assets held for sale in the Consolidated Condensed Balance Sheets and within additions to held for sale NAND property, plant and equipment on the Consolidated Condensed Statements of Cash Flows.

Note 9 :	Borrowings
In March 2021, we entered into a $5.0 billion variable-rate revolving credit facility which, if drawn, is expected to be used for general corporate purposes. The revolving credit facility matures in March 2026 and had no borrowings outstanding as of March 27, 2021.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program.
Our senior floating rate notes pay interest quarterly and our senior fixed rate notes pay interest semiannually. We may redeem the fixed rate notes prior to their maturity at our option at specified redemption prices and subject to certain restrictions. The obligations under our notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and effectively rank junior to all liabilities of our subsidiaries.

Financial Statements	Notes to Financial Statements	13

Note 10 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Mar 27, 2021				Dec 26, 2020
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$297	$—	$297	$—	$50	$—	$50
Financial institution instruments¹	2,130	849	—	2,979	2,781	636	—	3,417
Government debt²	—	33	—	33	—	—	—	—
Reverse repurchase agreements	—	1,350	—	1,350	—	1,900	—	1,900
Short-term investments:
Corporate debt	—	851	—	851	—	428	—	428
Financial institution instruments¹	—	878	—	878	—	1,179	—	1,179
Government debt²	—	688	—	688	—	685	—	685
Trading assets:
Corporate debt	—	4,176	—	4,176	—	3,815	—	3,815
Financial institution instruments¹	110	2,851	—	2,961	131	2,847	—	2,978
Government debt²	—	7,651	—	7,651	—	8,945	—	8,945
Other current assets:
Derivative assets	33	410	—	443	48	644	—	692
Loans receivable³	—	214	—	214	—	439	—	439
Marketable equity securities	139	1,384	—	1,523	136	1,694	—	1,830
Other long-term investments:
Corporate debt	—	1,025	—	1,025	—	1,520	—	1,520
Financial institution instruments¹	—	230	—	230	—	257	—	257
Government debt²	—	154	—	154	—	415	—	415
Other long-term assets:
Derivative assets	—	1,004	14	1,018	—	1,520	30	1,550
Loans receivable³	—	—	—	—	—	157	—	157
Total assets measured and recorded at fair value	$2,412	$24,045	$14	$26,471	$3,096	$27,131	$30	$30,257
Liabilities
Other accrued liabilities:
Derivative liabilities	$6	$603	$—	$609	$—	$810	$—	$810
Other long-term liabilities:
Derivative liabilities	—	9	—	9	—	5	—	5
Total liabilities measured and recorded at fair value	$6	$612	$—	$618	$—	$815	$—	$815
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

Financial Statements	Notes to Financial Statements	14

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, and issued debt.
We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of March 27, 2021 was $144 million (the aggregate carrying value of grants receivable as of December 26, 2020 was $139 million).
We classify the fair value of issued debt (excluding commercial paper and drafts payable) as Level 2. The fair value of these instruments was $38.5 billion as of March 27, 2021 ($40.9 billion as of December 26, 2020).

Note 11 :	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first three months of 2021 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 26, 2020	$731	$(1,565)	$83	$(751)
Other comprehensive income (loss) before reclassifications	(334)	5	(19)	(348)
Amounts reclassified out of accumulated other comprehensive income (loss)	(95)	16	—	(79)
Tax effects	79	(8)	4	75
Other comprehensive income (loss)	(350)	13	(15)	(352)
Balance as of March 27, 2021	$381	$(1,552)	$68	$(1,103)
We estimate that we will reclassify approximately $127 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives at the end of each period were as follows:

(In Millions)	Mar 27, 2021	Dec 26, 2020
Foreign currency contracts	$31,349	$31,209
Interest rate contracts	14,556	14,461
Other	2,139	2,026
Total	$48,044	$47,696

Financial Statements	Notes to Financial Statements	15

Fair Value of Derivative Instruments

	Mar 27, 2021		Dec 26, 2020
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$215	$110	$551	$2
Interest rate contracts	986	—	1,498	—
Total derivatives designated as hedging instruments	1,201	110	2,049	2
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	221	404	142	685
Interest rate contracts	6	98	3	128
Equity contracts	33	6	48	—
Total derivatives not designated as hedging instruments	260	508	193	813
Total derivatives	$1,461	$618	$2,242	$815
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

	Mar 27, 2021
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,455		$1,455	$(404)	$(1,036)	$15
Reverse repurchase agreements	1,350	—	1,350	—	(1,350)	—
Total assets	2,805	—	2,805	(404)	(2,386)	15
Liabilities:
Derivative liabilities subject to master netting arrangements	516	—	516	(404)	(112)	—
Total liabilities	$516	$—	$516	$(404)	$(112)	$—

	Dec 26, 2020
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$2,235	$—	$2,235	$(264)	$(1,904)	$67
Reverse repurchase agreements	1,900	—	1,900	—	(1,900)	—
Total assets	4,135	—	4,135	(264)	(3,804)	67
Liabilities:
Derivative liabilities subject to master netting arrangements	711	—	711	(264)	(447)	—
Total liabilities	$711	$—	$711	$(264)	$(447)	$—

Financial Statements	Notes to Financial Statements	16

We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges, recognized in other comprehensive income (loss), were $334 million net losses in the first three months of 2021 ($373 million net losses in the first three months of 2020). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first three months of 2021 and 2020, the amounts excluded from effectiveness testing were insignificant.
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
(In Millions)	Mar 27, 2021	Mar 28, 2020
Interest rate contracts	$(512)	$954
Hedged items	512	(954)
Total	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Mar 27, 2021	Dec 26, 2020	Mar 27, 2021	Dec 26, 2020
Long-term debt	$(12,983)	$(13,495)	$(986)	$(1,498)
The total notional amount of pay-variable and receive-fixed interest rate swaps was $12.0 billion as of March 27, 2021 and as of December 26, 2020.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 27, 2021	Mar 28, 2020
Foreign currency contracts	Interest and other, net	$234	$154
Interest rate contracts	Interest and other, net	23	(77)
Other	Various	55	(268)
Total		$312	$(191)

Financial Statements	Notes to Financial Statements	17

Note 13 :	Contingencies
Legal Proceedings
We are a party to various legal proceedings, including those noted in this section. In the first quarter of 2021, we accrued a charge of $2.2 billion related to litigation involving VLSI, described below. Excluding this charge, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Except as specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.
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

Financial Statements	Notes to Financial Statements	18

As of April 21, 2021, consumer class action lawsuits relating to the above class of security vulnerabilities publicly disclosed since 2018 were pending in the United States, Canada, and Israel. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the United States, numerous individual class action suits filed in various jurisdictions were consolidated in April 2018 for all pretrial proceedings in the U.S. District Court for the District of Oregon. In March 2020, the court granted Intel's motion to dismiss the complaint in that consolidated action but granted plaintiffs leave to amend. In March 2021, the court granted Intel’s motion to dismiss that amended complaint, but granted plaintiffs leave to further amend in part. In Canada, in one case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In a second case pending in the Superior Court of Justice of Quebec, a stay of the case is in effect until July 2021. In Israel, two consumer class action lawsuits were filed in the District Court of Haifa. In the first case, the District Court denied the parties' joint motion to stay filed in January 2019, but to date has deferred Intel's deadline to respond to the complaint. Intel filed a motion to stay the second case pending resolution of the consolidated proceeding in the United States, and a hearing on that motion has been scheduled for October 2021. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
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
In January 2021, another Intel stockholder filed a derivative lawsuit in the Superior Court in San Mateo County against certain current and former officers and members of our Board of Directors. The lawsuit asserts claims similar to those dismissed in August 2020, except that it alleges that the stockholder made a pre-lawsuit demand on our Board of Directors and that the demand was wrongfully refused. Defendants moved to dismiss or stay the action in March 2021, because Intel’s bylaws require such claims to be brought in Delaware.
Institute of Microelectronics, Chinese Academy of Sciences v. Intel China, Ltd., et al.
In February 2018, the Institute of Microelectronics of the Chinese Academy of Sciences (IMECAS) sued Intel China, Ltd., Dell China, Ltd. (Dell), and Beijing JingDong Century Information Technology, Ltd. (JD) for patent infringement in the Beijing High Court. IMECAS alleges that Intel’s Core series processors infringe Chinese patent CN 102956457 (’457 Patent). The complaint demands an injunction and damages of at least RMB 200,000,000 plus the cost of litigation. A trial date is not yet set. In March 2018, Dell tendered indemnity to Intel, which Intel granted in April 2018. JD also tendered indemnity to Intel, which Intel granted in October 2018. In March 2018, Intel filed an invalidation request on the ‘457 patent with the Chinese Patent Review Board (PRB). The PRB held an oral hearing in September 2018 and in February 2019 upheld the validity of the challenged claims. Intel filed a complaint in April 2019 with the Beijing Intellectual Property Court challenging the February 2019 PRB ruling. In January 2020, Intel filed a second invalidation request on the ‘457 patent with the PRB, for which the PRB heard oral argument in July 2020 and in November 2020 held the challenged apparatus claims invalid. IMECAS filed a complaint in February 2021 with the Beijing Intellectual Property Court challenging the November 2020 PRB ruling. In December 2020, Intel filed a third invalidation request on the ’457 patent with the PRB.  A hearing on Intel’s third PRB invalidation request on the ’457 patent is scheduled for May 2021. In September 2018 and March 2019, Intel filed petitions with the U. S. Patent & Trademark Office (USPTO) requesting institution of inter partes review (IPR) of U.S. Patent No. 9,070,719, the U.S. counterpart to the ‘457 patent. The USPTO denied institution of Intel’s petitions in March and October 2019, respectively. In April 2019, Intel filed a request for rehearing and a petition for a Precedential Opinion Panel (POP) in the USPTO to challenge the denial of its first IPR petition, and in November 2019 Intel filed a request for rehearing on the second IPR petition. In January 2020, the USPTO denied the POP petition on the first IPR petition. In June 2020, the Patent Trial and Appeal Board denied Intel's rehearing requests on both petitions.

Financial Statements	Notes to Financial Statements	19

In October 2019, IMECAS filed second and third lawsuits, in the Beijing IP Court, alleging infringement of Chinese Patent No. CN 102386226 (‘226 Patent) based on the manufacturing and sale of Intel’s Core i3 microprocessors. Defendants in the second case are Lenovo (Beijing) Co., Ltd. (Lenovo) and Beijing Jiayun Huitong Technology Development Co. Ltd. (BJHT). Defendants in the third case are Intel Corp., Intel China Co., Ltd., the Intel China Beijing Branch, Beijing Digital China Co., Ltd. (Digital China), and JD. Both complaints demand injunctions plus litigation costs and reserve the right to claim damages in unspecified amounts. No proceedings have occurred or are yet scheduled in these lawsuits. In December 2019, Lenovo tendered indemnity to Intel, which Intel granted in March 2020. In July 2020, Intel filed two invalidation requests on the '226 patent with the Chinese PRB. The PRB heard oral argument in December 2020, during which IMECAS proposed amendments to two claims. The PRB ruled in April 2021 on both invalidation requests, finding the two amended claims as well as the unamended claims not invalid. Given the procedural posture and the nature of these cases, the unspecified nature and extent of damages claimed by IMECAS, and uncertainty regarding the availability of injunctive relief under applicable law, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute IMECAS’s claims and intend to vigorously defend against them.
VLSI Technology LLC v. Intel
In October 2017, VLSI filed a complaint against Intel in the U.S. District Court for the Northern District of California alleging infringement of eight patents acquired from NXP Semiconductors, N.V. (NXP). The patents, which originated at Freescale Semiconductor, Inc. and NXP B.V., are U.S. Patent Nos. 7,268,588; 7,675,806; 7,706,207; 7,709,303; 8,004,922; 8,020,014; 8,268,672; and 8,566,836. VLSI accuses various FPGA and processor products of infringement. VLSI estimated its damages to be as high as $7.1 billion, and its complaint further sought enhanced damages, future royalties, attorneys’ fees, costs, and interest. In May, June, September, and October 2018, Intel filed IPR petitions challenging the patentability of certain claims in all eight of the patents in-suit. The PTAB instituted review of six patents and denied institution on two patents. As a result of the institution decisions, the parties stipulated to stay the District Court action in March 2019. In December 2019 and February 2020, the PTAB found all claims of the '588 and '303 patents, and some claims of the '922 patent, to be unpatentable. The PTAB found the challenged claims of the '014, '672, and '207 patents to be patentable. Intel moved for a continuation of the stay in March 2020 as it appealed certain rulings by the PTAB. In June 2020, the District Court issued an order continuing the stay through August 2021 and setting trial for December 2022. The Federal Circuit has thus far affirmed the PTAB’s decisions as to the ‘207 and ‘672 patents.
In June 2018, VLSI filed a second suit against Intel, in U.S. District Court for the District of Delaware, alleging infringement by various Intel processors of five additional patents acquired from NXP: U.S. Patent Nos. 6,212,663; 7,246,027; 7,247,552; 7,523,331; and 8,081,026. VLSI accused Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In March 2019, the District Court dismissed VLSI’s claims for willful infringement as to all the patents-in-suit except the ‘027 patent, and also dismissed VLSI’s allegations of indirect infringement as to the ‘633, ‘331, and ‘026 patents. In June 2019, Intel filed requests for inter partes review of the patentability of claims in all five patents-in-suit. In January 2020, the District Court vacated the November 2020 trial date based on agreement of the parties; no trial date is currently set. In January and February 2020, the PTAB instituted review of the '552, '633, '331, and '026 patents and as a result Intel moved for stay of the District Court proceedings. In May 2020, the District Court stayed the case as to the '026 and '552 patents but allowed the case to proceed on the '027 and '331 patents. In January 2021, the PTAB invalidated certain asserted claims of the ‘026 patent, and in February the PTAB invalidated all asserted claims of the ‘552 patent. Intel filed a notice of appeal regarding the PTAB’s decision as to the ‘026 patent in March 2021, and the case remains stayed as to that patent. For the '027 and '331 patents, VLSI is seeking damages of approximately $4.13 billion plus enhanced damages for the '027 patent. VLSI is no longer asserting claims from the '633 patent.
In March 2019, VLSI filed a third suit against Intel, also in U.S. District Court for the District of Delaware, alleging infringement of six more patents acquired from NXP: U.S. Patent Nos. 6,366,522; 6,663,187; 7,292,485; 7,606,983; 7,725,759; and 7,793,025. In April 2019, VLSI voluntarily dismissed this Delaware case without prejudice. In April 2019, VLSI filed three new infringement suits against Intel in the U.S. District Court for the Western District of Texas (WDTX) accusing various Intel processors of infringement. The three suits collectively assert the same six patents from the voluntarily dismissed Delaware case plus two additional patents acquired from NXP, U.S. Patent Nos. 7,523,373 and 8,156,357. VLSI accuses Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In the first Texas case, VLSI asserted the ‘373 and ‘759 patents (in December 2020 the Court granted Intel summary judgment of non-infringement on the ‘357 patent, which had also been asserted in the first Texas case). That case went to trial in February 2021, and the jury awarded a “lump sum” to VLSI of $1.5 billion for literal infringement of the ‘373 patent and $675 million for infringement under the doctrine of equivalents of the ‘759 patent. The jury found that Intel had not willfully infringed either patent. Intel plans to challenge the verdict in post-trial motions and on appeal. The second Texas case went to trial in April 2021, and the jury found that Intel does not infringe the ‘522 and ‘187 patents. The third case is scheduled for trial on June 7, 2021, and VLSI seeks over $1.9 billion for alleged infringement of the ‘983, ‘025 and ‘485 patents, plus enhanced damages for willful infringement. In October and November 2019, and in February 2020, Intel filed IPR petitions on certain asserted claims across six of the patents-in-suit in WDTX. Between May and October 2020, the PTAB denied all of these requests. Intel requested a rehearing and review from the POP as to all petitions. All requests for POP review were denied in October and December 2020, and all requests for rehearing were denied as to all petitions between December 2020 and February 2021. Intel filed notices of appeal regarding the discretionary denials for all petitions in February and March of 2021, and VLSI moved to dismiss those appeals in March 2021. The Federal Circuit has consolidated the 12 appeals into five separate sets. In each of the first three of the consolidated appeals, the Director of the USPTO has intervened in support of VLSI’s motions to dismiss, and the Director has indicated an intent to intervene in the remaining two. The Federal Circuit has not yet ruled on these issues.

Financial Statements	Notes to Financial Statements	20

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
In May 2019, VLSI filed a second case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201080024173.7. VLSI accuses certain Intel core processors and seeks an injunction. Defendants filed with the PRB an invalidation petition in October 2019. No hearing date has been set. In June 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court held its first evidentiary hearing in September 2020. The court held a second evidentiary hearing in December 2020. The court stayed the case in December 2020 pending a determination on invalidity by the PRB.
In November 2019, Intel, along with Apple Inc., filed a complaint against Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, Inc., Uniloc Luxembourg S.A.R.L., VLSI, INVT SPE LLC, Inventergy Global, Inc., DSS Technology Management, Inc., IXI IP, LLC, and Seven Networks, LLC. Plaintiffs allege violations of Section 1 of the Sherman Act by certain defendants, Section 7 of the Clayton Act by certain defendants, and California Business and Professions Code section 17200 by all defendants based on defendants' unlawful aggregation of patents. In February 2020, defendants moved to dismiss plaintiffs' complaint. In July 2020, the court granted defendants’ motion to dismiss with leave to amend. The court dismissed antitrust claims related to two DSS patents with prejudice. The plaintiffs filed an amended complaint in August 2020, and defendants moved to dismiss in September 2020. The court heard defendants' motion to dismiss the amended complaint in December 2020 and dismissed plaintiffs’ amended complaint in January 2021, with leave to further amend. In December 2020, the court granted a joint motion by Apple and Seven Networks to dismiss with prejudice Apple’s claims against Seven Networks. Plaintiffs filed a second amended complaint in March 2021.
In June 2020, affiliates controlled by Fortress Investment Group, which also controls VLSI, acquired Finjan Holdings, Inc. Intel had signed a “Settlement, Release and Patent License Agreement” with Finjan in 2012, acquiring a license to the patents of Finjan and its affiliates, current or future, through a capture period of November 20, 2022. The agreement also contains covenants wherein Finjan agrees to cause its affiliates to comply with the agreement. As such, Intel maintains that it now has a license to the patents of VLSI, which has become a Finjan affiliate, and that Finjan must cause VLSI to dismiss its suits against Intel. In August 2020, Intel started dispute resolution proceedings under the agreement. As a part of this dispute resolution process, Intel and Finjan held a mediation in December 2020, but failed to resolve their differences. Intel filed suit to enforce its rights under the License Agreement with Finjan in January 2021 in Delaware Chancery Court. In March 2021, defendants filed motions to dismiss the Chancery Court proceedings. In September 2020, Intel filed motions to stay the Texas, Delaware, and Shanghai matters pending resolution of its dispute with Finjan. In November 2020, Intel filed a motion to stay the Shenzhen matter pending resolution of its dispute with Finjan. In November 2020, the Delaware Court denied Intel’s motion to stay. The other stay motions remain pending. Finally, Intel filed a motion to amend its answer in the Texas matters to add a license defense in November 2020, and filed a motion to amend its answer in the Delaware matter to add a license defense in February 2021. The courts have yet to rule on these motions.
After consideration of the verdicts in the WDTX cases and the additional pending lawsuits filed by VLSI, Intel accrued a charge of $2.2 billion in the first quarter of 2021. We dispute VLSI’s claims and intend to vigorously defend against them.
Litigation Related to 7nm Product Delay Announcement
Starting in July 2020, five securities class action lawsuits were filed in the U.S. District Court for the Northern District of California against Intel and certain current and former officers based on Intel’s July 2020 announcement of 7nm product delays. The plaintiffs, who purport to represent classes of acquirers of Intel stock between October 2019 and July 2020, generally allege that the defendants violated securities laws by making false or misleading statements about the timeline for 7nm products in light of subsequently announced delays. In October 2020, the court consolidated the lawsuits and appointed lead plaintiffs, and in January 2021 the lead plaintiffs filed a consolidated complaint. Defendants moved to dismiss the consolidated complaint in March 2021. We dispute the claims described above and intend to defend the lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
In addition to the securities lawsuits, several Intel stockholders filed derivative lawsuits against certain members of our Board of Directors and certain current and former officers based on Intel’s July 2020 announcement of 7nm product delays. The complaints, which were filed in the U.S. District Court for the District of Delaware in December 2020, alleged that defendants breached their fiduciary duties to Intel by either making or allowing the company to make alleged misstatements about the timeline for 7nm products during the class period alleged in the securities litigation. Certain of the complaints also alleged claims under Section 14(a) of the Securities Exchange Act of 1934. The court consolidated the cases in January 2021, and ordered plaintiffs to file a consolidated complaint by mid-April 2021. In early April 2021, plaintiffs voluntarily dismissed the action.

Financial Statements	Notes to Financial Statements	21

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition
2009 Debentures	3.25% junior subordinated convertible debentures due 2039
Form 10-K	Annual Report on Form 10-K
5G	The fifth-generation mobile network, which is expected to bring dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
Adjacent products	All of our non-platform products for CCG, DCG, and IOTG, such as modem, Ethernet and silicon photonics, as well as Mobileye, NSG, and PSG products. Combined with our platform products, adjacent products form comprehensive platform solutions to meet customer needs
ASIC	Application-specific integrated circuit
ASP	Average selling price
AV	Autonomous vehicle
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
COVID-19	The infectious disease caused by the most recently discovered coronavirus (aka SARS-CoV-2), which was declared a global pandemic by the World Health Organization
CPU	Processor or central processing unit
DCG	Data Center Group operating segment
EC	European Commission
Form 10-Q	Quarterly Report on Form 10-Q
FPGA	Field-programmable gate array
IDM	Integrated device manufacturer
Internet of Things	Refers to the Internet of Things market in which we sell our IOTG and Mobileye products
IOTG	Internet of Things Group operating segment
IP	Intellectual property
MD&A	Management's Discussion & Analysis
MG&A	Marketing, general and administrative
NAND	NAND flash memory
nm	Nanometer
NSG	Non-Volatile Memory Solutions Group operating segment
OEM	Original equipment manufacturer
Platform products	A microprocessor (CPU) and chipset, a stand-alone SoC, or a multichip package, based on Intel architecture. Platform products are primarily used in solutions sold through the CCG, DCG, and IOTG segments
PSG	Programmable Solutions Group operating segment
R&D	Research and development
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SoC	A System-on-a-Chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC platform products in DCG, IOTG, and CCG. In our DCG business, we offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
SSD	Solid-state drive
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VLSI	VLSI Technology LLC

Financial Statements	Notes to Financial Statements	22

Management's Discussion and Analysis

For additional key highlights of our results of operations, see "A Quarter in Review."
Data Center Group
DCG develops workload-optimized platforms for compute, storage, and network functions. With unmatched scale, portfolio breadth, and ecosystem support, we are uniquely positioned to enable the world to unleash the potential of data, unlocking value for people, business, and society on a global scale. Market segments include cloud service providers, enterprise and government, and communications service providers. We serve the global appetite for cloud computing and enable transformation of the network and edge. In 2021, our DCG operating segment includes the results of our Intel Optane memory business.

DCG Revenue $B	DCG Operating Income $B

■ Platform	■ Adjacent

Revenue Summary
Revenue in Q1 2021 was down 20% compared to Q1 2020, driven by decreased volume and lower ASPs on higher SoC volume and weaker core mix. The decline was partially offset by growth in adjacencies driven by 5G networking deployment. Year over year revenue in the cloud service providers market segment was down 29% due to a continued capacity digestion cycle, and the enterprise and government market segment was down 20% driven by weaker macroeconomic conditions due to COVID-19. The communications service providers market segment was up 5% year over year.
We expect increased demand in the second half of the year as cloud digestion subsides, along with recovery in our enterprise and government market segment. U.S. export licensing policies with China and parties on the U.S. government Entity List may have an adverse impact on demand.

	Q1 2021 vs. Q1 2020
(In Millions)	%		$ Impact
Platform volume	down	(13)%	$(832)
Platform ASP	down	(14)%	(784)
Adjacent products	up	33%	187
Total change in revenue			$(1,429)

Operating Income Summary
Operating income in Q1 2021 decreased 64% from Q1 2020, with an operating margin of 23%.

(In Millions)
$1,273	Q1 2021 DCG Operating Income
(1,520)	Lower gross margin from platform revenue
(240)	Higher operating expenses
(185)	Higher platform unit cost primarily from increased mix of 10nm products
(142)	Higher DCG period charges primarily associated with 7nm and reserve of non-qualified platform products
(35)	Lower DCG adjacent margin
(97)	Other
$3,492	Q1 2020 DCG Operating Income

MD&A	23

Internet of Things
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
IOTG develops high-performance compute platforms that solve for technology and business use cases that can scale across vertical industries and embedded markets. Our customers include retailers, manufacturers, health and life sciences, governments, and education providers. We reduce complexity in the ecosystem with a common architecture and software to help enable our customers to create and process data at the edge to analyze it faster and to act on it sooner.
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

Revenue and Operating Income Summary

Q1 2021 vs. Q1 2020
IOTG revenue was $914 million, up $31 million, driven by higher demand for IOTG platform products amid recovery from the economic impacts of COVID-19. Operating income was $212 million, down $31 million year over year.
Mobileye achieved record revenue of $377 million, up $123 million driven by improvement in global vehicle production as the auto industry recovers from pandemic lows. Mobileye operating income was $147 million, up $59 million year over year.

MD&A	24

Non-Volatile Memory Solutions Group
On October 19, 2020, we signed an agreement with SK hynix Inc. (SK hynix) to divest our NAND memory business. The transaction will occur over two closings as described in more detail in "Note 8: Acquisitions and Divestitures" in Notes to Consolidated Condensed Financial Statements.
Our NAND business continues to develop storage solutions using our innovative Intel® 3D NAND technology. Our data center products are optimized to deliver world-class performance and drive lower total cost of ownership, and our client SSDs provide a fast and productive computing environment for a variety of segments. Our Intel Optane memory business is expressly excluded from the sale to SK hynix, and beginning in 2021, the results of our Intel Optane memory business are included in our DCG operating segment, and our NSG operating segment is composed entirely of our NAND memory business.

NSG Revenue $B	NSG Operating Income $B

Revenue and Operating Income Summary

Q1 2021 vs. Q1 2020
NSG delivered revenue of $1.1 billion, down $231 million from Q1 2020, driven by $330 million in ASP decline, as well as the transfer of the Intel Optane memory business to DCG ($97 million in Q1 2020), partially offset by $196 million of higher volume due to strong demand. Operating income was $171 million, up $237 million from an operating loss in Q1 2020 due to continued improvements in unit cost and the transfer of the Intel Optane memory business from Q1 2021 NSG results (a loss of $256 million in Q1 2020), partially offset by lower revenue on ASP decline.

MD&A	25

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

Revenue and Operating Income Summary

Q1 2021 vs. Q1 2020
Revenue was $486 million, down $33 million due to digestion in the cloud and enterprise market segment, partially offset by growth in the communications market segment. Operating income was $88 million, down $9 million.

MD&A	26

Client Computing Group
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

Revenue Summary
Revenue in Q1 2021 was up 8% compared to Q1 2020, driven by strength in notebook demand, partially offset by an increased mix of consumer and education PCs, which drove lower notebook ASPs. Strength in notebook products continues to reflect the increased reliance on PCs due to work and learn from home. Adjacency revenue declined $315 million due to continued ramp down from the exit of our 5G smartphone modem and Home Gateway Platform businesses, partially offset by $237 million due to strength in our wireless and connectivity businesses.
We expect strong demand for PCs may be tempered by ongoing industry-wide component and substrate constraints.

	Q1 2021 vs. Q1 2020
(In Millions)	%		$ Impact
Desktop platform volume	down	(4)%	$(63)
Desktop platform ASP	down	(5)%	(133)
Notebook platform volume	up	54%	3,196
Notebook platform ASP	down	(23)%	(2,094)
Adjacent products and other			(76)
Total change in revenue			$830

Operating Income Summary
Operating income in Q1 2021 decreased 2% from Q1 2020, with an operating margin of 39%.

(In Millions)
$4,120	Q1 2021 CCG Operating Income
(130)	Lower platform product margin driven by higher 10nm mix
(110)	Higher operating expenses
(110)	Higher period charges primarily associated with the ramp down of 14nm
130	Higher CCG adjacent product margin
80	Lower period charges driven by absence of reserves taken in Q1 of 2020, partially offset by sell-through of other reserves in 2020 and 7nm start-up costs
35	Other
$4,225	Q1 2020 CCG Operating Income

MD&A	27

Consolidated Results of Operations

	Three Months Ended
	Q1 2021		Q1 2020
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$19,673	100.0%	$19,828	100.0%
Cost of sales	8,819	44.8%	7,812	39.4%
Gross margin	10,854	55.2%	12,016	60.6%
Research and development	3,623	18.4%	3,275	16.5%
Marketing, general and administrative	1,328	6.8%	1,541	7.8%
Restructuring and other charges	2,209	11.2%	162	0.8%
Operating income	3,694	18.8%	7,038	35.5%
Gains (losses) on equity investments, net	368	1.9%	(111)	(0.6)%
Interest and other, net	(156)	(0.8)%	(313)	(1.6)%
Income before taxes	3,906	19.9%	6,614	33.4%
Provision for taxes	545	2.8%	953	4.8%
Net income	$3,361	17.1%	$5,661	28.6%
Earnings per share—diluted	$0.82		$1.31

MD&A	28

Revenue

Segment Revenue Walk $B
Q1 2021 vs. Q1 2020
Our Q1 2021 revenue was $19.7 billion, down $155 million or 1% from Q1 2020. DCG was down 20% year over year driven by lower volume due to continued digestion in the cloud service providers market segment, a decline in the enterprise and government market segment on weaker macroeconomic conditions, and lower ASPs driven by higher SoC volume and weaker core mix. NSG was down 17% due to ASP decline and the transfer of the Intel Optane memory business to DCG, partially offset by volume growth. IOTG and Mobileye were both up on higher demand amid recovery from the economic impacts of COVID-19, including recovery in the auto industry from pandemic lows. CCG was up 8% year over year driven by strength in notebook demand, partially offset by an increased mix of consumer and education PCs, which drove lower notebook ASPs. Our "all other" revenue increased primarily due to $584 million from a prepaid supply agreement settled in Q1 2021 for which we recognized related revenue for completing performance.
Gross Margin
We derived a substantial majority of our overall gross margin from the sale of platform products in the DCG and CCG operating segments. Our overall gross margin dollars in Q1 2021 decreased by $1.2 billion, or 10% compared to Q1 2020.

Gross Margin $B
    (Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$10,854	Q1 2021 Gross Margin
(1,600)	Lower gross margin from platform revenue
(335)	Higher period charges due to ramp up of 7nm and ramp down of 14nm
(230)	Higher platform unit cost from increased mix of 10nm products
585	Prepaid supply agreement settled and recognized to revenue in Q1 2021
340	Higher gross margin from adjacent businesses primarily due to higher margins on wireless and connectivity and improved NAND unit cost
78	Other
$12,016	Q1 2020 Gross Margin

MD&A	29

Operating Expenses
Total R&D and MG&A expenses for Q1 2021 were $5.0 billion, up 3% from Q1 2020. These expenses represent 25.2% of revenue for Q1 2021 and 24.3% of revenue for Q1 2020.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages indicate expenses as a percentage of total revenue)

Research and Development
Q1 2021 vs. Q1 2020

R&D increased by $348 million, or 10.6%, driven by the following:

+	Investments in CCG, DCG, and Mobileye
+	Investments in our process technology
-	Incentive-based cash compensation

Marketing, General, and Administrative
Q1 2021 vs. Q1 2020

MG&A decreased by $213 million, or 13.8%, driven by the following:

-	Corporate spending efficiencies
-	Incentive-based cash compensation

MD&A	30

Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q1 2021	Q1 2020
Ongoing mark-to-market adjustments on marketable equity securities	$(291)	$(103)
Observable price adjustments on non-marketable equity securities	551	79
Impairment charges	(38)	(143)
Sale of equity investments and other	146	56
Gains (losses) on equity investments, net	$368	$(111)
Interest and other, net	$(156)	$(313)
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments during the first three months of 2021 were primarily related to our interest in Montage Technology, Co. Ltd. During the first three months of 2020, ongoing mark-to-market adjustments were primarily driven by our interest in Cloudera Inc.
During the first three months of 2021, we recognized $471 million in observable price adjustments in our investment in Beijing Unisoc Technology Ltd.
Interest and other, net
During the first three months of 2020, we paid $1.1 billion to fully satisfy conversion obligations for $372 million of our $2.0 billion 2009 Debentures and recognized a loss of $109 million in interest and other, net and $750 million as a reduction in stockholders' equity related to the conversion feature.
Restructuring and Other Charges

(In Millions)	Q1 2021	Q1 2020
Employee severance and benefit arrangements	$6	$105
Litigation charges and other	2,203	57
Total restructuring and other charges	$2,209	$162
A restructuring program, which is ongoing, was approved in the first quarter of 2020 and is expected to be substantially completed in 2021. Litigation charges and other includes a charge of $2.2 billion in the first three months of 2021 related to the VLSI litigation. Refer to "Note 6: Restructuring and Other Charges" and "Note 13: Contingencies" within Notes to Consolidated Condensed Financial Statements for further information.
Provision for Taxes

(In Millions)	Q1 2021	Q1 2020
Income before taxes	$3,906	$6,614
Provision for taxes	$545	$953
Effective tax rate	14.0%	14.4%
The decrease in the effective tax rate was primarily due to a non-recurring tax expense booked in the first quarter of 2020 related to foreign net operating losses.

MD&A	31

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Mar 27, 2021	Dec 26, 2020
Cash and cash equivalents	$5,192	$5,865
Short-term investments	2,417	2,292
Trading assets	14,788	15,738
Other long-term investments	1,409	2,192
Loans receivable and other	377	947
Total cash and investments[1]	$24,183	$27,034
Total debt	$35,884	$36,401
Cash generated by operations is our primary source of liquidity. When assessing our sources of liquidity, we include our total cash and investments1 as shown in the preceding table. We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.
In March 2021, we entered into a $5.0 billion variable-rate revolving credit facility which matures in March 2026. Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of March 27, 2021, we had no outstanding commercial paper.
In Q1 2021, we repurchased the remaining $2.4 billion in shares of our planned $20.0 billion share repurchases announced in October 2019.
We believe we have sufficient sources of funding to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and acquisitions, strategic investments, and dividends.

Cash from Operations $B	Capital Expenditures $B	Cash to Stockholders $B

■ Dividends ■ Buybacks

	Three Months Ended
(In Millions)	Mar 27, 2021	Mar 28, 2020
Net cash provided by operating activities	$5,548	$6,158
Net cash used for investing activities	(2,547)	(3,736)
Net cash provided by (used for) financing activities	(3,674)	4,764
Net increase (decrease) in cash and cash equivalents	$(673)	$7,186
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first three months of 2021 compared to the first three months of 2020, the decrease in cash provided by operations was primarily driven by lower net income, net of non-cash adjustments including the Corporate VLSI charge, and a prepaid supply agreement payment.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and proceeds from divestitures and cash used for acquisitions.
1 See "Non-GAAP financial measures" within MD&A.

MD&A	32

Cash used for investing activities was lower in the first three months of 2021 compared to the first three months of 2020 primarily driven by an increase in sales and maturities for available-for-sale debt investments and trading assets, partially offset by an increase in purchases of trading assets and increased capital expenditures.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was used for financing activities in the first three months of 2021 compared to cash provided by financing activities in the first three months of 2020 due to a decrease in cash provided by long-term debt issuances, partially offset by a decrease in repurchases of common stock and a decrease in repayment of debt and debt conversion.
Non-GAAP Financial Measures
In addition to disclosing financial results in accordance with U.S. GAAP, this document contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about our operating performance, enable comparison of financial trends and results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance. Certain of these non-GAAP financial measures are used in our performance-based RSUs and our annual cash bonus plan.
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

MD&A	33

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
NAND memory business	Our NAND memory business is subject to a pending sale to SK hynix, as announced in October 2020.
We exclude the impact of our NAND memory business in certain non-GAAP measures because these adjustments reflect how management currently views the core operations of the company. While the sale of the NAND memory business is still pending and subject to closing conditions, management does not currently view the business as part of the company’s core operations or its long-term strategic direction. We believe these adjustments provide investors with a useful view, through the eyes of management, of the company’s core business model and how management currently evaluates core operational performance. We believe they also provide investors with an additional means to understand the potential impact of the divestiture over time. In making these adjustments, we have not made any changes to our methods for measuring and calculating revenue or other financial statement amounts.

Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our U.S. GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include a charge related to the VLSI litigation, asset impairments, pension charges, and costs associated with restructuring activity.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our current operating performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Ongoing mark-to-market on marketable equity securities	After the initial mark-to-market adjustment is recorded upon a security becoming marketable, gains and losses are recognized from ongoing mark-to-market adjustments of our marketable equity securities.	We exclude these ongoing gains and losses for purposes of calculating certain non-GAAP measures because we do not believe this volatility correlates to our core operational performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Free cash flow	We reference a non-GAAP financial measure of free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Free cash flow is operating cash flow adjusted to exclude additions to property, plant and equipment.
This non-GAAP financial measure is helpful in understanding our capital requirements and provides an additional means to evaluate the cash flow trends of our business. In calculating free cash flow, we do not subtract additions to held for sale NAND property, plant and equipment because the additions are not representative of our long-term capital requirements and we expect these assets to be sold.

Total cash and investments	Total cash and investments is used by management when assessing our sources of liquidity, which includes cash and cash equivalents, short-term investments, trading assets, other long-term investments, and loans receivable and other.	This non-GAAP measure is helpful in understanding our capital resources and liquidity position.

MD&A	34

Following are the reconciliations of our most comparable U.S. GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 27, 2021	Mar 28, 2020
Net revenue	$19,673	$19,828
NAND memory business	(1,107)	(1,241)
Non-GAAP net revenue	$18,566	$18,587

Operating income	$3,694	$7,038
Acquisition-related adjustments	364	339
Restructuring and other charges	2,209	162
NAND memory business	(171)	(190)
Non-GAAP operating income	$6,096	$7,349

Operating margin	18.8%	35.5%
Acquisition-related adjustments	1.9%	1.7%
Restructuring and other charges	11.2%	0.8%
NAND memory business	1.0%	1.5%
Non-GAAP operating margin[1]	32.8%	39.5%

Earnings per share—diluted	$0.82	$1.31
Acquisition-related adjustments	0.09	0.08
Restructuring and other charges	0.54	0.04
Ongoing mark-to-market on marketable equity securities	0.07	0.03
NAND memory business	(0.04)	(0.05)
Income tax effects	(0.09)	—
Non-GAAP earnings per share—diluted	$1.39	$1.41
1 Our reconciliation of GAAP to non-GAAP operating margin percentage reflects the exclusion of our NAND memory business from net revenue.

	Three Months Ended
(In Millions)	Mar 27, 2021	Mar 28, 2020
Net cash provided by operating activities	$5,548	$6,158
Additions to property, plant and equipment	(3,972)	(3,268)
Free cash flow	$1,576	$2,890

Net cash used for investing activities	$(2,547)	$(3,736)
Net cash provided by (used for) financing activities	$(3,674)	$4,764

MD&A	35

Other Key Information

Quantitative and Qualitative Disclosures About Market Risk
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. For discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices, and commodity prices refer to "Quantitative and Qualitative Disclosures About Market Risk" within MD&A in our 2020 Form 10-K.
Risk Factors
The risks described in "Risk Factors" within Other Key Information in our 2020 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the Forward-Looking Statements, MD&A, and Consolidated Condensed Financial Statements and Supplemental Details sections.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Key Information	36

Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of March 27, 2021, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available. Common stock repurchase activity under our publicly announced stock repurchase program during the first three months of 2021 was as follows:

Period	Total Number of Shares Purchased (In Millions)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Program (In Millions)
December 27, 2020 - January 23, 2021	—	$—	$9,658
January 24, 2021 - February 20, 2021	16.1	$59.10	$8,706
February 21, 2020 - March 27, 2021	23.4	$62.51	$7,243
Total	39.5
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
Unregistered Sale of Equity Securities
On March 18, 2021, we sold 156,764 shares of our common stock to our CEO, Patrick Gelsinger, in a private offering for consideration of $10 million. The sale was made in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Other Key Information	37

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 10, 2021	8-K	000-06217	3.2	3/16/2021
10.1†	Offer Letter between Intel Corporation and Patrick Gelsinger dated January 13, 2021	8-K	000-06217	10.1	1/14/2021
10.2†	Intel Corporation 2021 Inducement Plan	S-8	333-253077	99.1	2/12/2021
10.3†	Intel Corporation Restricted Stock Unit Agreement under the 2021 Inducement Plan (for time-vesting RSUs)					X
10.4†	Intel Corporation Restricted Stock Unit Agreement under the 2021 Inducement Plan (for optional investment matching RSUs)					X
10.5†	Intel Corporation Restricted Stock Unit Agreement under the 2021 Inducement Plan (for relative TSR performance-based RSUs)					X
10.6†	Intel Corporation Restricted Stock Unit Agreement under the 2021 Inducement Plan (for strategic growth performance-based RSUs)					X
10.7†	Intel Corporation Restricted Stock Unit Agreement under the 2021 Inducement Plan (for outperformance performance-based RSUs)					X
10.8†	Intel Corporation Option Agreement under the 2021 Inducement Plan (for strategic growth performance-based stock options)					X
10.9†	Subscription Agreement between Intel Corporation and Patrick Gelsinger dated February 16, 2021					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	38

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 23 - 31
	Liquidity and capital resources	Pages 32 - 33
	Off-balance sheet arrangements	(a)
	Contractual obligations	(b)
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 36
Item 4.	Controls and Procedures	Page 36

Part II - Other Information
Item 1.	Legal Proceedings	Pages 18 - 21
Item 1A.	Risk Factors	Page 36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 37
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	Page 38

Signatures		Page 40
(a)    As of March 27, 2021, we did not have any significant off-balance sheet arrangements, as previously defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
(b)    There were no material changes to our significant contractual obligations from those disclosed in our 2020 Form 10-K.

Other Key Information	39

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 22, 2021	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	April 22, 2021	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

40