Form 10-Q
period 2021-06-26
INTEL CORP
filed 2021-07-23
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 26, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 26, 2021, the registrant had outstanding 4,057 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipate," "expect," "intend," "plan," "opportunity," "future," "pending," "to be," "believes," "estimated," "continue," "likely," "may," "might," "potentially," "will," "would," "should," "could," “accelerate,” "progress," “goal,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to Intel’s strategy; manufacturing expansion and investment plans, including Intel’s anticipated New Mexico investment; future responses to and effects of COVID-19; projections of our future financial performance and demand; our anticipated growth and trends in our businesses or operations; projected growth and trends in markets relevant to our businesses; business plans; future products and technology and the expected availability and benefits of such products and technology; expected timing and impact of acquisitions, divestitures, and other significant transactions, including statements relating to the pending divestiture of our NAND memory business to SK hynix Inc. (SK hynix), NAND manufacturing and supply arrangements between Intel and SK hynix, and expected additions to held for sale NAND property, plant and equipment; expected completion of restructuring activities; availability, uses, sufficiency, and cost of capital, capital resources, and funding sources, including expected returns to stockholders such as dividends; accounting estimates and judgments regarding reported matters, events and contingencies and our intentions with respect to such matters, events and contingencies, and the actual results thereof; future production capacity and product supply; the future impact of industry component and substrate constraints; the future purchase, use, and availability of, and payment for, products, components and services supplied by third parties; tax-related expectations; plans and future impacts related to export licensing and trade policies; uncertain events or assumptions; and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report, our 2020 Form 10-K, and our Form 10-Q for the quarter ended March 27, 2021, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, unless an earlier date is specified, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

Intel, the Intel logo, Intel Core, Intel Evo, Intel Optane, and Xeon are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

A Quarter in Review

Total revenue of $19.6 billion was down $97 million year over year as DCG declined 9% and CCG grew 6%. DCG revenue declined on lower ASPs and on lower platform volume compared to a strong, COVID-driven Q2 2020. DCG revenue was also impacted by lower adjacent revenue. CCG revenue was up, due to continued strength in notebook demand and recovery in desktop demand. NSG was down due to lower ASPs and lower volume. IOTG and Mobileye were both up on higher demand amid recovery from the economic impacts of COVID-19.

Revenue	Operating Income	Diluted EPS	Cash Flows
■ GAAP $B ■ Non-GAAP $B	■ GAAP $B ■ Non-GAAP $B	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Free Cash Flow $B

$19.6B	$18.5B	$5.5B	$5.9B	$1.24	$1.28	$14.3B	$6.7B
GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $97M or 0.5% from Q2 2020	Revenue up $349M or 2% from Q2 2020	Operating income down $151M or 3% from Q2 2020; Q2 2021 operating margin at 28%	Operating income up $221M or 4% from Q2 2020; Q2 2021 operating margin at 32%	Diluted EPS up $0.05 or 4% from Q2 2020	Diluted EPS up $0.14 or 12% from Q2 2020	Operating cash flow down $3.0B or 17% from Q2 2020	Free cash flow down $3.9B or 37% from Q2 2020

Declines in DCG and NSG, partially offset by growth in CCG, IOTG, and Mobileye. Non-GAAP revenue excludes NSG.
Higher operating expenses from additional investments, higher corporate restructuring costs, and lower gross margin from lower platform[2] revenue, partially offset by lower period charges driven by absence of reserves on non-qualified platform products taken in Q2 2020, and lower platform unit cost from 10nm cost improvements. Non-GAAP operating income excludes NSG, amortization of acquisition-related intangibles, and restructuring.
				Lower effective tax rate and lower shares, partially offset by lower operating income. Non-GAAP results incrementally exclude ongoing mark-to-market adjustments, and tax impacts of non-GAAP adjustments.		Lower net income, net of non-cash adjustments including the Corporate VLSI charge, cash paid to settle a prepaid supply agreement in Q1 2021, and income taxes. Free cash flow decreased due to lower operating cash flow and higher capital spending.
Key Developments
▪We announced a $3.5 billion investment to equip our Rio Rancho, New Mexico site for advanced packaging manufacturing, including our Foveros 3D packaging technology. Foveros technology enables us to build processors with compute tiles stacked vertically, rather than side-by-side, which can provide greater performance in a smaller footprint.
▪We launched the 3rd Gen Intel® Xeon® Scalable CPU (Ice Lake), which boasts up to 40 cores and delivers a significant increase in performance on average compared to the previous generation. The chips include a set of built-in security features, crypto acceleration, and artificial intelligence.
▪We launched the 11th Gen Intel® CoreTM H-series mobile processors (Tiger Lake-H), which deliver high end performance in laptops for gamers, content creators, and business professionals. We also saw broad availability of the first Intel® Evo™ platforms for the commercial segment, based on 11th Gen Intel Core mobile processors.

1 See "Non-GAAP Financial Measures" within MD&A.
2 See "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.

A Quarter in Review	2

Consolidated Condensed Statements of Income

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Net revenue	$19,631	$19,728	$39,304	$39,556
Cost of sales	8,425	9,221	17,244	17,033
Gross margin	11,206	10,507	22,060	22,523
Research and development	3,715	3,354	7,338	6,629
Marketing, general and administrative	1,599	1,447	2,927	2,988
Restructuring and other charges	346	9	2,555	171
Operating expenses	5,660	4,810	12,820	9,788
Operating income	5,546	5,697	9,240	12,735
Gains (losses) on equity investments, net	295	267	663	156
Interest and other, net	(96)	(29)	(252)	(342)
Income before taxes	5,745	5,935	9,651	12,549
Provision for taxes	684	830	1,229	1,783
Net income	$5,061	$5,105	$8,422	$10,766
Earnings per share—basic	$1.25	$1.20	$2.08	$2.53
Earnings per share—diluted	$1.24	$1.19	$2.06	$2.50
Weighted average shares of common stock outstanding:
Basic	4,049	4,246	4,053	4,256
Diluted	4,084	4,284	4,090	4,298
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	3

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In Millions; Unaudited)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Net income	$5,061	$5,105	$8,422	$10,766
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	6	319	(344)	51
Actuarial valuation and other pension benefits (expenses), net	12	11	25	23
Translation adjustments and other	(10)	59	(25)	54
Other comprehensive income (loss)	8	389	(344)	128
Total comprehensive income	$5,069	$5,494	$8,078	$10,894
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	4

Consolidated Condensed Balance Sheets

(In Millions)	Jun 26, 2021	Dec 26, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,746	$5,865
Short-term investments	3,014	2,292
Trading assets	17,097	15,738
Accounts receivable	7,460	6,782
Inventories	8,817	8,427
Assets held for sale	5,817	5,400
Other current assets	2,421	2,745
Total current assets	49,372	47,249

Property, plant and equipment, net of accumulated depreciation of $81,558 ($77,645 as of December 26, 2020)	58,166	56,584
Equity investments	5,655	5,152
Other long-term investments	1,262	2,192
Goodwill	26,768	26,971
Identified intangible assets, net	8,018	9,026
Other long-term assets	5,356	5,917
Total assets	$154,597	$153,091

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$3,695	$2,504
Accounts payable	5,917	5,581
Accrued compensation and benefits	3,176	3,999
Other accrued liabilities	12,048	12,670
Total current liabilities	24,836	24,754
Debt	31,714	33,897
Contract liabilities	68	1,367
Income taxes payable	4,172	4,578
Deferred income taxes	3,271	3,843
Other long-term liabilities	5,329	3,614
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,057 issued and outstanding (4,062 issued and outstanding as of December 26, 2020)	26,655	25,556
Accumulated other comprehensive income (loss)	(1,095)	(751)
Retained earnings	59,647	56,233
Total stockholders’ equity	85,207	81,038
Total liabilities and stockholders’ equity	$154,597	$153,091
See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
(In Millions; Unaudited)	Jun 26, 2021	Jun 27, 2020
Cash and cash equivalents, beginning of period	$5,865	$4,194
Cash flows provided by (used for) operating activities:
Net income	8,422	10,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,862	5,248
Share-based compensation	1,044	941
Restructuring and other charges	2,555	171
Amortization of intangibles	897	865
(Gains) losses on equity investments, net	(555)	(92)
Changes in assets and liabilities:
Accounts receivable	(678)	224
Inventories	(126)	(271)
Accounts payable	425	208
Accrued compensation and benefits	(836)	(1,025)
Prepaid supply agreements	(1,571)	(161)
Income taxes	114	1,203
Other assets and liabilities	(259)	(762)
Total adjustments	5,872	6,549
Net cash provided by operating activities	14,294	17,315
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(7,574)	(6,676)
Additions to held for sale NAND property, plant and equipment	(682)	—
Purchases of available-for-sale debt investments	(2,000)	(4,558)
Maturities and sales of available-for-sale debt investments	2,126	1,303
Purchases of trading assets	(14,637)	(11,429)
Maturities and sales of trading assets	12,936	7,430
Other investing	380	(416)
Net cash used for investing activities	(9,451)	(14,346)
Cash flows provided by (used for) financing activities:
Issuance of long-term debt, net of issuance costs	—	10,247
Repayment of debt and debt conversion	(500)	(2,775)
Proceeds from sales of common stock through employee equity incentive plans	589	512
Repurchase of common stock	(2,415)	(4,229)
Payment of dividends to stockholders	(2,821)	(2,811)
Other financing	(815)	629
Net cash provided by (used for) financing activities	(5,962)	1,573
Net increase (decrease) in cash and cash equivalents	(1,119)	4,542
Cash and cash equivalents, end of period	$4,746	$8,736

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,426	$2,836
Cash paid during the period for:
Interest, net of capitalized interest	$283	$252
Income taxes, net of refunds	$1,110	$574
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings[1]	Total
(In Millions, Except Per Share Amounts; Unaudited)	Shares	Amount
Three Months Ended

Balance as of March 27, 2021	4,038	$26,272	$(1,103)	$54,638	$79,807
Net income	—	—	—	5,061	5,061
Other comprehensive income (loss)	—	—	8	—	8
Employee equity incentive plans and other	24	23	—	—	23
Share-based compensation	—	619	—	—	619
Restricted stock unit withholdings	(5)	(259)	—	(52)	(311)
Balance as of June 26, 2021	4,057	$26,655	$(1,095)	$59,647	$85,207

Balance as of March 28, 2020	4,234	$25,251	$(1,541)	$52,644	$76,354
Net income	—	—	—	5,105	5,105
Other comprehensive income (loss)	—	—	389	—	389
Employee equity incentive plans and other	25	9	—	—	9
Share-based compensation	—	492	—	—	492
Restricted stock unit withholdings	(6)	(236)	—	(103)	(339)
Balance as of June 27, 2020	4,253	$25,516	$(1,152)	$57,646	$82,010

Six Months Ended

Balance as of December 26, 2020	4,062	$25,556	$(751)	$56,268	$81,073
Net income	—	—	—	8,422	8,422
Other comprehensive income (loss)	—	—	(344)	—	(344)
Employee equity incentive plans and other	41	588	—	—	588
Share-based compensation	—	1,044	—	—	1,044
Temporary equity reduction	—	—	—	—	—
Convertible debt	—	—	—	—	—
Repurchase of common stock	(40)	(249)	—	(2,166)	(2,415)
Restricted stock unit withholdings	(6)	(284)	—	(56)	(340)
Cash dividends declared ($0.695 per share)	—	—	—	(2,821)	(2,821)
Balance as of June 26, 2021	4,057	$26,655	$(1,095)	$59,647	$85,207

Balance as of December 28, 2019	4,290	$25,261	$(1,280)	$53,523	$77,504
Net income	—	—	—	10,766	10,766
Other comprehensive income (loss)	—	—	128	—	128
Employee equity incentive plans and other	42	629	—	—	629
Share-based compensation	—	941	—	—	941
Temporary equity reduction	—	155	—	—	155
Convertible debt	—	(750)	—	—	(750)
Repurchase of common stock	(71)	(420)	—	(3,689)	(4,109)
Restricted stock unit withholdings	(8)	(300)	—	(135)	(435)
Cash dividends declared ($0.66 per share)	—	—	—	(2,819)	(2,819)
Balance as of June 27, 2020	4,253	$25,516	$(1,152)	$57,646	$82,010
1The retained earnings balance as of December 26, 2020 includes an opening balance adjustment made as a result of the adoption of a new accounting standard in 2021.
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
▪CCG
▪DCG
▪IOTG
▪Mobileye
▪NSG
▪PSG
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

Financial Statements	Notes to Financial Statements	8

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Net revenue:
Client Computing Group
Platform	$9,397	$8,229	$19,014	$16,941
Adjacent	712	1,267	1,700	2,330
	10,109	9,496	20,714	19,271
Data Center Group
Platform	5,703	6,181	10,514	12,608
Adjacent	752	936	1,505	1,502
	6,455	7,117	12,019	14,110
Internet of Things
IOTG	984	670	1,898	1,553
Mobileye	327	146	704	400
	1,311	816	2,602	1,953

Non-Volatile Memory Solutions Group	1,098	1,659	2,205	2,997
Programmable Solutions Group	486	501	972	1,020
All other	172	139	792	205
Total net revenue	$19,631	$19,728	$39,304	$39,556

Operating income (loss):
Client Computing Group	$3,760	$2,842	$7,880	$7,067
Data Center Group	1,941	3,099	3,214	6,591
Internet of Things
IOTG	287	70	499	313
Mobileye	109	(4)	256	84
	396	66	755	397

Non-Volatile Memory Solutions Group	402	322	573	256
Programmable Solutions Group	82	80	170	177
All other	(1,035)	(712)	(3,352)	(1,753)
Total operating income	$5,546	$5,697	$9,240	$12,735
Disaggregated net revenue for each period was as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Platform revenue
CCG desktop platform	$2,635	$2,368	$5,279	$5,208
CCG notebook platform	6,743	5,844	13,702	11,701
CCG other platform[1]	19	16	33	31
DCG platform	5,703	6,181	10,514	12,608
IOTG platform	891	619	1,731	1,414
	15,991	15,028	31,259	30,962
Adjacent revenue[2]	3,640	4,700	8,045	8,594
Total revenue	$19,631	$19,728	$39,304	$39,556
1    Includes our tablet and service provider revenue.
2    Includes all of our non-platform products for CCG, DCG, and IOTG such as modem, Ethernet, and silicon photonics, as well as Mobileye, NSG, and PSG products, as well as revenue included in our "all other" category.

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

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Net income available to common stockholders	$5,061	$5,105	$8,422	$10,766
Weighted average shares of common stock outstanding—basic	4,049	4,246	4,053	4,256
Dilutive effect of employee equity incentive plans	35	38	37	42
Weighted average shares of common stock outstanding—diluted	4,084	4,284	4,090	4,298
Earnings per share—basic	$1.25	$1.20	$2.08	$2.53
Earnings per share—diluted	$1.24	$1.19	$2.06	$2.50
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
Contract liabilities consist of prepayments received from customers on long-term prepaid supply agreements toward future product delivery and other revenue deferrals from regular ongoing business activity. Contract liabilities were $349 million as of June 26, 2021 ($1.9 billion as of December 26, 2020).
The following table shows the changes in contract liability balances relating to long-term prepaid supply agreements during the first six months of 2021:

(In Millions)
Prepaid supply agreements balance as of December 26, 2020	$1,625
Concession payment	(950)
Prepaids utilized	(621)
Prepaid supply agreements balance as of June 26, 2021	$54
During the first quarter of 2021, we settled an agreement with our largest prepaid customer whose prepayment balance made up $1.6 billion of our contract liability balance as of December 26, 2020. We returned $950 million to the customer and recognized $584 million in revenue for having completed performance of the prepaid supply agreement. The prepaid supply agreement is excluded from the NAND memory business and is recorded as Corporate revenue in the first six months of 2021 in the "all other" category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.

Note 5 :	Other Financial Statement Details
Inventories

(In Millions)	Jun 26, 2021	Dec 26, 2020
Raw materials	$1,010	$908
Work in process	5,968	5,693
Finished goods	1,839	1,826
Total inventories	$8,817	$8,427

Financial Statements	Notes to Financial Statements	10

Interest and Other, Net

	Three Months Ended		Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Interest income	$37	$83	$74	$176
Interest expense	(129)	(186)	(319)	(321)
Other, net	(4)	74	(7)	(197)
Total interest and other, net	$(96)	$(29)	$(252)	$(342)
Interest expense in the preceding table is net of $96 million of interest capitalized in the second quarter of 2021 and $193 million in the first six months of 2021 ($87 million in the second quarter of 2020 and $170 million in the first six months of 2020).

Note 6 :	Restructuring and Other Charges
A restructuring program, which is ongoing, was approved in the first quarter of 2020 to further align our workforce with our continuing investments in the business and to execute the planned divestiture of Home Gateway Platform, a division of CCG. These actions are expected to be substantially completed in 2021.

	Three Months Ended		Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Employee severance and benefit arrangements	$15	$1	$22	$106
Litigation charges and other	49	—	2,251	57
Asset impairment charges	282	8	282	8
Total restructuring and other charges	$346	$9	$2,555	$171
Litigation charges and other includes a charge of $2.2 billion in the first quarter of 2021 related to the VLSI litigation, which is recorded as a Corporate charge in the "all other" category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. Refer to "Note 13: Contingencies" within Notes to Consolidated Condensed Financial Statements for further information on legal proceedings related to the VLSI litigation.
Asset impairment charges includes impairments related to the shutdown in the second quarter of 2021 of two of our non-strategic businesses, the results of which are included in the “all other” category presented in “Note 2: Operating Segments” within Notes to Consolidated Condensed Financial Statements. The goodwill related to these businesses was impaired, resulting in a charge of $237 million recognized in the “all other” category along with other impairment charges related to these businesses.

Note 7 :	Investments
Debt Investments
Trading Assets
For trading assets still held at the reporting date we recorded net gains of $2 million in the second quarter of 2021 and net losses of $226 million in the first six months of 2021 ($347 million of net gains in the second quarter of 2020 and $183 million of net gains in the first six months of 2020). Net gains on the related derivatives were $23 million in the second quarter of 2021 and net gains of $245 million in the first six months of 2021 ($251 million of net losses in the second quarter of 2020 and $204 million of net losses in the first six months of 2020).
Available-for-Sale Debt Investments
Available-for-sale investments include corporate debt, government debt, and financial institution instruments. Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of June 26, 2021 and December 26, 2020, substantially all time deposits were issued by institutions outside the U.S. The adjusted cost of our available-for-sale investments was $6.8 billion as of June 26, 2021 and $7.8 billion as of December 26, 2020. The adjusted cost of our available-for-sale investments approximated the fair value for these periods.

Financial Statements	Notes to Financial Statements	11

The fair value of available-for-sale debt investments, by contractual maturity, as of June 26, 2021, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$4,826
Due in 1–2 years	247
Due in 2–5 years	1,015
Due after 5 years	—
Instruments not due at a single maturity date	829
Total	$6,917
Equity Investments

(In Millions)	Jun 26, 2021	Dec 26, 2020
Marketable equity securities	$1,615	$1,830
Non-marketable equity securities	4,023	3,304
Equity method investments	17	18
Total	$5,655	$5,152
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Ongoing mark-to-market adjustments on marketable equity securities	$138	$165	$(153)	$62
Observable price adjustments on non-marketable equity securities	72	58	623	137
Impairment charges	(35)	(51)	(73)	(193)
Sale of equity investments and other¹	120	95	266	150
Total gains (losses) on equity investments, net	$295	$267	$663	$156
1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investees' gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Net gains (losses) recognized during the period on equity securities	$226	$223	$537	$83
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(26)	(55)	(125)	(58)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$200	$168	$412	$25
Beijing Unisoc Technology Ltd.
We account for our interest in Beijing Unisoc Technology Ltd. (Unisoc) as a non-marketable equity security. In the first quarter of 2021, we recognized $471 million in observable price adjustments in our investment in Unisoc and as of June 26, 2021, the net book value of the investment was $1.1 billion ($658 million as of December 26, 2020).

Note 8 :	Acquisitions and Divestitures
Acquisitions
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

Financial Statements	Notes to Financial Statements	12

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
The carrying amounts of the major classes of NAND assets held for sale included the following:

(In Millions)	Jun 26, 2021	Dec 26, 2020
Inventories	$699	$962
Property, plant and equipment, net	5,118	4,363
Total assets held for sale	$5,817	$5,325
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
In the second quarter of 2021, we settled $500 million of our senior notes due May 2021.
In the first quarter of 2021, we entered into a $5.0 billion variable-rate revolving credit facility which, if drawn, is expected to be used for general corporate purposes. The revolving credit facility matures in March 2026 and had no borrowings outstanding as of June 26, 2021.
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

Financial Statements	Notes to Financial Statements	13

Note 10 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Jun 26, 2021				Dec 26, 2020
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$648	$—	$648	$—	$50	$—	$50
Financial institution instruments¹	829	1,064	—	1,893	2,781	636	—	3,417
Government debt²	—	100	—	100	—	—	—	—
Reverse repurchase agreements	—	1,350	—	1,350	—	1,900	—	1,900
Short-term investments:
Corporate debt	—	960	—	960	—	428	—	428
Financial institution instruments¹	—	1,484	—	1,484	—	1,179	—	1,179
Government debt²	—	570	—	570	—	685	—	685
Trading assets:
Corporate debt	—	4,537	—	4,537	—	3,815	—	3,815
Financial institution instruments¹	218	3,568	—	3,786	131	2,847	—	2,978
Government debt²	—	8,774	—	8,774	—	8,945	—	8,945
Other current assets:
Derivative assets	39	300	—	339	48	644	—	692
Loans receivable³	—	213	—	213	—	439	—	439
Marketable equity securities	90	1,525	—	1,615	136	1,694	—	1,830
Other long-term investments:
Corporate debt	—	892	—	892	—	1,520	—	1,520
Financial institution instruments¹	—	216	—	216	—	257	—	257
Government debt²	—	154	—	154	—	415	—	415
Other long-term assets:
Derivative assets	—	1,029	16	1,045	—	1,520	30	1,550
Loans receivable³	—	—	—	—	—	157	—	157
Total assets measured and recorded at fair value	$1,176	$27,384	$16	$28,576	$3,096	$27,131	$30	$30,257
Liabilities
Other accrued liabilities:
Derivative liabilities	$5	$613	$—	$618	$—	$810	$—	$810
Other long-term liabilities:
Derivative liabilities	—	4	—	4	—	5	—	5
Total liabilities measured and recorded at fair value	$5	$617	$—	$622	$—	$815	$—	$815
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
We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of June 26, 2021 was $260 million (the aggregate carrying value of grants receivable as of December 26, 2020 was $139 million).
We classify the fair value of issued debt (excluding commercial paper and drafts payable) as Level 2. The fair value of these instruments was $39.0 billion as of June 26, 2021 ($40.9 billion as of December 26, 2020).

Note 11 :	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2021 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 26, 2020	$731	$(1,565)	$83	$(751)
Other comprehensive income (loss) before reclassifications	(285)	3	(32)	(314)
Amounts reclassified out of accumulated other comprehensive income (loss)	(161)	31	—	(130)
Tax effects	102	(9)	7	100
Other comprehensive income (loss)	(344)	25	(25)	(344)
Balance as of June 26, 2021	$387	$(1,540)	$58	$(1,095)
We estimate that we will reclassify approximately $115 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives at the end of each period were as follows:

(In Millions)	Jun 26, 2021	Dec 26, 2020
Foreign currency contracts	$30,726	$31,209
Interest rate contracts	14,652	14,461
Other	2,274	2,026
Total	$47,652	$47,696

Financial Statements	Notes to Financial Statements	15

Fair Value of Derivative Instruments

	Jun 26, 2021		Dec 26, 2020
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$143	$95	$551	$2
Interest rate contracts	1,021	—	1,498	—
Total derivatives designated as hedging instruments	1,164	95	2,049	2
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	173	428	142	685
Interest rate contracts	8	94	3	128
Equity contracts	39	5	48	—
Total derivatives not designated as hedging instruments	220	527	193	813
Total derivatives	$1,384	$622	$2,242	$815
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

	Jun 26, 2021
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,378		$1,378	$(343)	$(1,033)	$2
Reverse repurchase agreements	1,350	—	1,350	—	(1,350)	—
Total assets	2,728	—	2,728	(343)	(2,383)	2
Liabilities:
Derivative liabilities subject to master netting arrangements	495	—	495	(343)	(152)	—
Total liabilities	$495	$—	$495	$(343)	$(152)	$—

Financial Statements	Notes to Financial Statements	16

	Dec 26, 2020
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$2,235	$—	$2,235	$(264)	$(1,904)	$67
Reverse repurchase agreements	1,900	—	1,900	—	(1,900)	—
Total assets	4,135	—	4,135	(264)	(3,804)	67
Liabilities:
Derivative liabilities subject to master netting arrangements	711	—	711	(264)	(447)	—
Total liabilities	$711	$—	$711	$(264)	$(447)	$—
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges, recognized in other comprehensive income (loss), were $49 million net gains in the second quarter of 2021 and $285 million net losses in the first six months of 2021 ($392 million net gains in the second quarter of 2020 and $19 million net gains in the first six months of 2020). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first six months of 2021 and 2020, the amounts excluded from effectiveness testing were insignificant.
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
	Three Months Ended		Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Interest rate contracts	$35	$78	$(477)	$1,032
Hedged items	(35)	(78)	477	(1,032)
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Jun 26, 2021	Dec 26, 2020	Jun 26, 2021	Dec 26, 2020
Long-term debt	$(13,018)	$(13,495)	$(1,021)	$(1,498)
The total notional amount of pay-variable and receive-fixed interest rate swaps was $12.0 billion as of June 26, 2021 and as of December 26, 2020.

Financial Statements	Notes to Financial Statements	17

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 26, 2021	Jun 27, 2020	Jun 26, 2021	Jun 27, 2020
Foreign currency contracts	Interest and other, net	$(22)	$(216)	$212	$(62)
Interest rate contracts	Interest and other, net	(2)	(14)	21	(91)
Other	Various	140	225	195	(43)
Total		$116	$(5)	$428	$(196)

Note 13 :	Contingencies
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

Financial Statements	Notes to Financial Statements	18

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
As of July 21, 2021, consumer class action lawsuits relating to the above class of security vulnerabilities publicly disclosed since 2018 were pending in the United States, Canada, and Israel. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the United States, numerous individual class action suits filed in various jurisdictions were consolidated in April 2018 for all pretrial proceedings in the U.S. District Court for the District of Oregon. In March 2020, the court granted Intel's motion to dismiss the complaint in that consolidated action but granted plaintiffs leave to amend. In March 2021, the court granted Intel’s motion to dismiss the amended complaint, but granted plaintiffs leave to further amend in part. Plaintiffs filed a further amended complaint in May 2021 which Intel moved to dismiss in July 2021. In Canada, in one case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In a second case pending in the Superior Court of Justice of Quebec, a stay of the case is in effect until July 2021. In Israel, two consumer class action lawsuits were filed in the District Court of Haifa. In the first case, the District Court denied the parties' joint motion to stay filed in January 2019, and subsequently set a July 2021 deadline for Intel to respond to the complaint. Intel filed a motion to stay the second case pending resolution of the consolidated proceeding in the United States, and a hearing on that motion has been scheduled for October 2021. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
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
In January 2021, another Intel stockholder filed a derivative lawsuit in the Superior Court in San Mateo County against certain current and former officers and members of our Board of Directors. The lawsuit asserts claims similar to those dismissed in August 2020, except that it alleges that the stockholder made a pre-lawsuit demand on our Board of Directors and that the demand was wrongfully refused. In May 2021, the court granted defendants' motion to stay the action pending the outcome of any litigation plaintiff may choose to file in Delaware where Intel’s bylaws require such claims be filed.

Financial Statements	Notes to Financial Statements	19

Institute of Microelectronics, Chinese Academy of Sciences v. Intel China, Ltd., et al.
In February 2018, the Institute of Microelectronics of the Chinese Academy of Sciences (IMECAS) sued Intel China, Ltd., Dell China, Ltd. (Dell), and Beijing JingDong Century Information Technology, Ltd. (JD) for patent infringement in the Beijing High Court. IMECAS alleges that Intel’s Core series processors infringe Chinese patent CN 102956457 (’457 Patent). The complaint demands an injunction and damages of at least RMB 200 million plus the cost of litigation. A trial date is not yet set. In March 2018, Dell tendered indemnity to Intel, which Intel granted in April 2018. JD also tendered indemnity to Intel, which Intel granted in October 2018. In March 2018, Intel filed an invalidation request on the ‘457 patent with the Chinese Patent Review Board (PRB). The PRB held an oral hearing in September 2018 and in February 2019 upheld the validity of the challenged claims. Intel filed a complaint in April 2019 with the Beijing Intellectual Property Court challenging the February 2019 PRB ruling. The Beijing IP Court has since scheduled a hearing for July 2021. In January 2020, Intel filed a second invalidation request on the ‘457 patent with the PRB, for which the PRB heard oral argument in July 2020 and in November 2020 held the challenged apparatus claims invalid. IMECAS filed a complaint in February 2021 with the Beijing IP Court challenging the November 2020 PRB ruling. In December 2020, Intel filed a third invalidation request on the ’457 patent with the PRB, which heard oral argument in June 2021.  In September 2018 and March 2019, Intel filed petitions with the U.S. Patent & Trademark Office (USPTO) requesting institution of inter partes review (IPR) of U.S. Patent No. 9,070,719, the U.S. counterpart to the ‘457 patent. The USPTO denied institution of Intel’s petitions in March and October 2019, respectively. In April 2019, Intel filed a request for rehearing and a petition for a Precedential Opinion Panel (POP) in the USPTO to challenge the denial of its first IPR petition, and in November 2019 Intel filed a request for rehearing on the second IPR petition. In January 2020, the USPTO denied the POP petition on the first IPR petition. In June 2020, the Patent Trial and Appeal Board denied Intel's rehearing requests on both petitions.
In October 2019, IMECAS filed second and third lawsuits, in the Beijing IP Court, alleging infringement of Chinese Patent No. CN 102386226 (‘226 Patent) based on the manufacturing and sale of Intel’s Core i3 microprocessors. Defendants in the second case are Lenovo (Beijing) Co., Ltd. (Lenovo) and Beijing Jiayun Huitong Technology Development Co. Ltd. (BJHT). Defendants in the third case are Intel Corp., Intel China Co., Ltd., the Intel China Beijing Branch, Beijing Digital China Co., Ltd. (Digital China), and JD. Both complaints demand injunctions plus litigation costs. The complaint in the second lawsuit reserves the right to claim damages in unspecified amounts. The complaint in the third lawsuit claims damages of RMB 10 million. Intel China's jurisdictional challenge was denied in June 2021. No trial proceedings have occurred or are yet scheduled in these lawsuits. In December 2019, Lenovo tendered indemnity to Intel, which Intel granted in March 2020. In July 2020, Intel and Lenovo filed invalidation requests on the '226 patent with the Chinese PRB. The PRB heard oral argument in December 2020, during which IMECAS proposed amendments to two claims. The PRB ruled in April 2021 on both invalidation requests, finding the two amended claims as well as the unamended claims not invalid. Intel and Lenovo filed complaints in July 2021 with the Beijing IP Court challenging the April 2021 PRB rulings. Given the procedural posture and the nature of these cases, the unspecified nature and extent of damages claimed by IMECAS, and uncertainty regarding the availability of injunctive relief under applicable law, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute IMECAS’s claims and intend to vigorously defend against them.
VLSI Technology LLC v. Intel
In October 2017, VLSI filed a complaint against Intel in the U.S. District Court for the Northern District of California alleging infringement of eight patents acquired from NXP Semiconductors, N.V. (NXP). The patents, which originated at Freescale Semiconductor, Inc. and NXP B.V., are U.S. Patent Nos. 7,268,588; 7,675,806; 7,706,207; 7,709,303; 8,004,922; 8,020,014; 8,268,672; and 8,566,836. VLSI accuses various FPGA and processor products of infringement. VLSI estimated its damages to be as high as $7.1 billion, and its complaint further sought enhanced damages, future royalties, attorneys’ fees, costs, and interest. In May, June, September, and October 2018, Intel filed IPR petitions challenging the patentability of certain claims in all eight of the patents in-suit. The PTAB instituted review of six patents and denied institution on two patents. As a result of the institution decisions, the parties stipulated to stay the District Court action in March 2019. In December 2019 and February 2020, the PTAB found all claims of the '588 and '303 patents, and some claims of the '922 patent, to be unpatentable. The PTAB found the challenged claims of the '014, '672, and '207 patents to be patentable. Intel moved for a continuation of the stay in March 2020 as it appealed certain rulings by the PTAB. In June 2020, the District Court issued an order continuing the stay through August 2021 and setting trial for December 2022. The Federal Circuit has thus far affirmed the PTAB’s decisions as to the ‘207 and ‘672 patents, and reversed the PTAB’s decision as to the ‘014 patent.
In June 2018, VLSI filed a second suit against Intel, in U.S. District Court for the District of Delaware, alleging infringement by various Intel processors of five additional patents acquired from NXP: U.S. Patent Nos. 6,212,663; 7,246,027; 7,247,552; 7,523,331; and 8,081,026. VLSI accused Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In March 2019, the District Court dismissed VLSI’s claims for willful infringement as to all the patents-in-suit except the ‘027 patent, and also dismissed VLSI’s allegations of indirect infringement as to the ‘633, ‘331, and ‘026 patents. In June 2019, Intel filed requests for inter partes review of the patentability of claims in all five patents-in-suit. In January 2020, the District Court vacated an earlier November 2020 trial date based on agreement of the parties; no trial date is currently set. In January 2020, VLSI said that it was no longer asserting any claims of the ‘633 patent. In January and February 2020, the PTAB instituted review of the '552, '633, '331, and '026 patents, but declined to institute review on the '027 patent. As a result, Intel moved for stay of the District Court proceedings. In May 2020, the District Court stayed the case as to the '026 and '552 patents but allowed the case to proceed on the '027 and '331 patents. In January 2021, the PTAB invalidated certain asserted claims of the ‘026 patent, and in February the PTAB invalidated all asserted claims of the ‘552 patent. Intel filed a notice of appeal regarding the PTAB’s decision as to the ‘026 patent in March 2021, and the case remains stayed as to that patent and the '552 patent. For the '027 and '331 patents, VLSI is seeking damages of approximately $4.13 billion plus enhanced damages for the '027 patent.

Financial Statements	Notes to Financial Statements	20

In March 2019, VLSI filed a third suit against Intel, also in U.S. District Court for the District of Delaware, alleging infringement of six more patents acquired from NXP: U.S. Patent Nos. 6,366,522; 6,663,187; 7,292,485; 7,606,983; 7,725,759; and 7,793,025. In April 2019, VLSI voluntarily dismissed this Delaware case without prejudice. In April 2019, VLSI filed three new infringement suits against Intel in the U.S. District Court for the Western District of Texas (WDTX) accusing various Intel processors of infringement. The three suits collectively assert the same six patents from the voluntarily dismissed Delaware case plus two additional patents acquired from NXP, U.S. Patent Nos. 7,523,373 and 8,156,357. VLSI accuses Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In the first Texas case, VLSI asserted the ‘373 and ‘759 patents (in December 2020 the court granted Intel summary judgment of non-infringement on the ‘357 patent, which had also been asserted in the first Texas case). That case went to trial in February 2021, and the jury awarded a “lump sum” to VLSI of $1.5 billion for literal infringement of the ‘373 patent and $675 million for infringement under the doctrine of equivalents of the ‘759 patent. The jury found that Intel had not willfully infringed either patent. Intel plans to challenge the verdict in post-trial motions and on appeal. The second Texas case went to trial in April 2021, and the jury found that Intel does not infringe the ‘522 and ‘187 patents. VLSI had sought approximately $3 billion for alleged infringement of those patents, plus enhanced damages for willful infringement. The third case is scheduled for trial in December 2021, and VLSI seeks over $1.9 billion for alleged infringement of the ‘983, ‘025 and ‘485 patents, plus enhanced damages for willful infringement. In October and November 2019, and in February 2020, Intel filed IPR petitions on certain asserted claims across six of the patents-in-suit in WDTX. Between May and October 2020, the PTAB denied all of these requests and Intel requested a rehearing, as well as review from the POP as to all petitions. All requests for POP review were denied in October and December 2020, and all requests for rehearing were denied as to all petitions between December 2020 and February 2021. Intel filed notices of appeal regarding the discretionary denials for all petitions in February and March of 2021, and VLSI moved to dismiss those appeals in March 2021. The Court dismissed the appeals in May 2021, and Intel petitioned for hearing en banc in June 2021.
In May 2019, VLSI filed a case in Shenzhen Intermediate People’s Court against Intel, Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201410094015.9 accusing certain Intel Core processors of infringement. VLSI requests an injunction as well as RMB 1 million in damages and RMB 300 thousand in expenses. Defendants filed an invalidation petition in October 2019 with the PRB, and a hearing date in September 2021 has been set before the PRB. In May 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court held the first evidentiary hearing in November 2020 and the second in July 2021. The court also held trial proceedings in the hearing in July 2021 and concluded that further trial proceedings were needed but would be stayed pending the outcome of defendants’ invalidity challenge at the PRB.
In May 2019, VLSI filed a second case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201080024173.7. VLSI accuses certain Intel Core processors and seeks an injunction, as well as RMB 1 million in damages and RMB 300 thousand in expenses. Defendants filed with the PRB an invalidation petition in October 2019. A hearing date in September 2021 has been set before the PRB. In June 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court held its first evidentiary hearing in September 2020. The court held a second evidentiary hearing in December 2020, and a trial the same month. At trial, VLSI dropped its monetary damages claim, but still requested expenses (RMB 300 thousand) and an injunction. The court held a second evidentiary hearing in December 2020. The court has not yet issued a decision following the trial. Rather, the court stayed the case in December 2020 pending a determination on invalidity by the PRB.
In November 2019, Intel, along with Apple Inc., filed a complaint against Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, Inc., Uniloc Luxembourg S.A.R.L., VLSI, INVT SPE LLC, Inventergy Global, Inc., DSS Technology Management, Inc., IXI IP, LLC, and Seven Networks, LLC. Plaintiffs allege violations of Section 1 of the Sherman Act by certain defendants, Section 7 of the Clayton Act by certain defendants, and California Business and Professions Code section 17200 by all defendants based on defendants' unlawful aggregation of patents. In February 2020, defendants moved to dismiss plaintiffs' complaint. In July 2020, the court granted defendants’ motion to dismiss with leave to amend. The court dismissed antitrust claims related to two DSS patents with prejudice. The plaintiffs filed an amended complaint in August 2020, and defendants moved to dismiss in September 2020. The court heard defendants' motion to dismiss the amended complaint in December 2020 and dismissed plaintiffs’ amended complaint in January 2021, with leave to further amend. In December 2020, the court granted a joint motion by Apple and Seven Networks to dismiss with prejudice Apple’s claims against Seven Networks. Plaintiffs filed a second amended complaint in March 2021. Defendants moved to dismiss the Second Amended Complaint in May 2021. That motion will be heard in September 2021. Apple withdrew from the case and dismissed its claims in June 2021.
In June 2020, affiliates controlled by Fortress Investment Group, which also controls VLSI, acquired Finjan Holdings, Inc. Intel had signed a “Settlement, Release and Patent License Agreement” with Finjan in 2012, acquiring a license to the patents of Finjan and its affiliates, current or future, through a capture period of November 20, 2022. The agreement also contains covenants wherein Finjan agrees to cause its affiliates to comply with the agreement. As such, Intel maintains that it now has a license to the patents of VLSI, which has become a Finjan affiliate, and that Finjan must cause VLSI to dismiss its suits against Intel. In August 2020, Intel started dispute resolution proceedings under the agreement. As a part of this dispute resolution process, Intel and Finjan held a mediation in December 2020, but failed to resolve their differences. Intel filed suit to enforce its rights under the License Agreement with Finjan in January 2021 in Delaware Chancery Court. In March 2021, defendants filed motions to dismiss the Chancery Court proceedings. The court heard those motions in May 2021, but has not yet ruled on them. In September 2020, Intel filed motions to stay the Texas, Delaware, and Shanghai matters pending resolution of its dispute with Finjan. In November 2020, Intel filed a motion to stay the Shenzhen matter pending resolution of its dispute with Finjan. In November 2020, the Delaware court denied Intel’s motion to stay. The other stay motions remain pending. Finally, Intel filed a motion to amend its answer in the Texas matters to add a license defense in November 2020, and filed a motion to amend its answer in the Delaware matter to add a license defense in February 2021. The Texas court has not yet ruled on Intel’s motion to amend, but the Delaware court granted Intel’s motion in July 2021.

Financial Statements	Notes to Financial Statements	21

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

Financial Statements	Notes to Financial Statements	22

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition
2009 Debentures	3.25% junior subordinated convertible debentures due 2039
5G	The fifth-generation mobile network, which is expected to bring dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
Adjacent products	All of our non-platform products for CCG, DCG, and IOTG, such as modem, Ethernet and silicon photonics, as well as Mobileye, NSG, and PSG products. Combined with our platform products, adjacent products form comprehensive platform solutions to meet customer needs
ASIC	Application-specific integrated circuit
ASP	Average selling price
AV	Autonomous vehicle
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
COVID-19	The infectious disease caused by the most recently discovered coronavirus (aka SARS-CoV-2), which was declared a global pandemic by the World Health Organization
CPU	Processor or central processing unit
DCG	Data Center Group operating segment
EC	European Commission
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPGA	Field-programmable gate array
Internet of Things	The Internet of Things market in which we sell our IOTG and Mobileye products
IOTG	Internet of Things Group operating segment
IP	Intellectual property
MD&A	Management's Discussion & Analysis
MG&A	Marketing, general and administrative
NAND	NAND flash memory
nm	Nanometer
NSG	Non-Volatile Memory Solutions Group operating segment
OEM	Original equipment manufacturer
Platform products	A microprocessor (CPU) and chipset, a stand-alone SoC, or a multichip package, based on Intel architecture. Platform products are primarily used in solutions sold through the CCG, DCG, and IOTG segments
PSG	Programmable Solutions Group operating segment
R&D	Research and development
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SoC	A System-on-a-Chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC platform products in CCG, DCG, and IOTG. In our DCG business, we offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
SSD	Solid-state drive
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VLSI	VLSI Technology LLC

Financial Statements	Notes to Financial Statements	23

Management's Discussion and Analysis

For additional key highlights of our results of operations, see "A Quarter in Review."
Client Computing Group
The PC is more essential than ever, enriching lives by helping people focus, create, and connect with friends, family, and coworkers around the world. Working with our partners across the industry, we intend to continue to advance PC experiences with innovations like our Intel® Evo™ platform which delivers exceptional mobile computing experiences for PC customers. As the largest business unit at Intel, CCG is investing more heavily in the PC, ramping its capabilities even more aggressively, and designing the PC experience even more deliberately, including delivering a predictable cadence of leadership products. As a result, we are able to fuel innovation across Intel, providing an important source of IP, scale, and cash flow.

CCG Revenue $B	CCG Operating Income $B

■ Platform	■ Adjacent

Revenue Summary
Revenue in Q2 2021 was up 6% compared to Q2 2020, and YTD 2021 revenue was up 7% compared to YTD 2020. Revenue increased due to continued strong demand in notebook and strength in desktop driven by consumer and commercial recovery from COVID-19 lows, with lower notebook and desktop ASPs due to strength in the consumer and education market segments. Adjacent revenue was down compared to Q2 2020 and compared to YTD 2020 due to the continued ramp down from the exit of our 5G smartphone modem and Home Gateway Platform businesses, partially offset by strength in our wireless business.
We expect strong demand for PCs will continue to be tempered by ongoing industry-wide component and substrate constraints.

	Q2 2021 vs. Q2 2020			YTD 2021 vs. YTD 2020
(In Millions)	%		$ Impact	%		$ Impact
Desktop platform volume	up	15%	$391	up	5%	$337
Desktop platform ASP	down	(5)%	(124)	down	(5)%	(266)
Notebook platform volume	up	40%	2,303	up	47%	5,490
Notebook platform ASP	down	(17)%	(1,404)	down	(20)%	(3,489)
Adjacent products and other			(553)			(629)
Total change in revenue			$613			$1,443

MD&A	24

Operating Income Summary
Operating income in Q2 2021 increased 32% from Q2 2020, with an operating margin of 37%. Operating income YTD 2021 increased 12%, with an operating margin of 38%.

(In Millions)
$3,760	Q2 2021 CCG Operating Income
540	Lower platform unit cost due to cost improvements in 10nm
530	Lower period charges driven by absence of reserves taken on non-qualified platform products in Q2 2020, partially offset by sell-through of other reserves in 2020
185	Higher gross margin from platform revenue
(210)	Higher operating expenses
(65)	Higher period charges primarily associated with the ramp down of 14nm
(55)	Lower adjacent product margin driven by exit of our 5G smartphone modem and Home Gateway Platform businesses
(7)	Other
$2,842	Q2 2020 CCG Operating Income

$7,880	YTD 2021 CCG Operating Income
615	Lower period charges driven by absence of reserves, including reserves taken on non-qualified platform products in 2020, partially offset by sell-through of other reserves in 2020
540	Lower platform unit cost due to cost improvements in 10nm
75	Higher adjacent product margin
70	Higher gross margin from platform revenue
(320)	Higher operating expenses
(165)	Higher period charges primarily associated with the ramp down of 14nm
(2)	Other
$7,067	YTD 2020 CCG Operating Income

MD&A	25

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

Revenue Summary
Revenue in Q2 2021 was down 9% on lower ASPs in a competitive environment, and on lower platform volume compared to a strong, COVID-driven Q2 2020. Revenue was also impacted by lower adjacent revenue, primarily due to accelerated 5G networking related purchases in Q2 2020, partially offset by growth in Optane and Ethernet in Q2 2021. Year over year, the cloud service providers market segment was down 20%, communications service providers was down 6%, and the enterprise and government market segment was up 6%.
Revenue YTD 2021 was down 15% compared to YTD 2020 on lower ASPs in a competitive environment, and on lower platform volume compared to a strong, COVID-driven YTD 2020.

	Q2 2021 vs. Q2 2020			YTD 2021 vs. YTD 2020
(In Millions)	%		$ Impact	%		$ Impact
Platform volume	down	(1)%	$(72)	down	(7)%	$(893)
Platform ASP	down	(7)%	(406)	down	(10)%	(1,201)
Adjacent products	down	(20)%	(184)	up	—%	3
Total change in revenue			$(662)			$(2,091)

MD&A	26

Operating Income Summary
Operating income in Q2 2021 decreased 37% from Q2 2020, with an operating margin of 30%. Operating income YTD 2021 decreased 51%, with an operating margin of 27%.

(In Millions)
$1,941	Q2 2021 DCG Operating Income
(465)	Lower gross margin from platform revenue
(375)	Higher operating expenses
(165)	Higher platform unit cost primarily from increased mix of 10nm products
(115)	Higher period charges primarily associated with the ramp up of 7nm
(75)	Higher period charges primarily associated with the ramp down of 14nm
40	Higher adjacent gross margin
(3)	Other
$3,099	Q2 2020 DCG Operating Income

$3,214	YTD 2021 DCG Operating Income
(1,975)	Lower gross margin from platform revenue
(615)	Higher operating expenses
(360)	Higher platform unit cost primarily from increased mix of 10nm products
(240)	Higher period charges primarily associated with ramp up of 7nm
(180)	Higher period charges primarily associated with the ramp down of 14nm
(7)	Other
$6,591	YTD 2020 DCG Operating Income

MD&A	27

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

Revenue and Operating Income Summary

Q2 2021 vs. Q2 2020
IOTG revenue was $984 million, up $314 million, driven by higher demand for IOTG platform products amid recovery from the economic impacts of COVID-19. Operating income was $287 million, up $217 million year over year.
Mobileye revenue was $327 million, up $181 million driven by improvement in global vehicle production year over year. Operating income was $109 million, up $113 million year over year.

YTD 2021 vs. YTD 2020
IOTG revenue was $1.9 billion, up $345 million, driven by higher demand for IOTG platform products amid recovery from the economic impacts of COVID-19, partially offset by lower ASPs. Operating income was $499 million, up $186 million.
Mobileye revenue was $704 million, up $304 million, driven by improvement in global vehicle production compared to the same period in 2020. Operating income was $256 million, up $172 million.

MD&A	28

Non-Volatile Memory Solutions Group
On October 19, 2020, we signed an agreement with SK hynix Inc. (SK hynix) to divest our NAND memory business. The transaction will occur over two closings as described in detail in "Note 8: Acquisitions and Divestitures" in Notes to Consolidated Condensed Financial Statements.
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

Revenue and Operating Income Summary

Q2 2021 vs. Q2 2020
Revenue was $1.1 billion, down $561 million from Q2 2020, driven by $323 million lower ASPs due to market softness and pricing pressure, $123 million lower volume primarily due to raw material constraints, and due to the transfer of the Intel Optane memory business to DCG ($116 million in Q2 2020). Operating income was $402 million, up $80 million from Q2 2020 due to $401 million improvements in unit cost, primarily driven by the absence of depreciation expense from NAND property, plant and equipment that is held for sale, partially offset by $437 million lower revenue on ASP decline. Operating income also benefited from the transfer of the Intel Optane memory business from Q2 2021 NSG results (a loss of $101 million in Q2 2020).

YTD 2021 vs. YTD 2020
Revenue was $2.2 billion, down $792 million, driven by $657 million lower ASPs due to market softness and pricing pressure, and due to the transfer of the Intel Optane memory business to DCG ($212 million YTD 2020), partially offset by $77 million higher volume on strong demand. Operating income was $573 million, up $317 million from YTD 2020, due to $687 million improvements in unit cost, primarily driven by the absence of depreciation expense from NAND property, plant and equipment that is held for sale, and $286 million of lower period charges, partially offset by $748 million lower revenue on ASP decline. Operating income also benefited from the transfer of the Intel Optane memory business from YTD 2021 NSG results (a loss of $357 million YTD 2020).

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

Revenue and Operating Income Summary

Q2 2021 vs. Q2 2020
Revenue was $486 million, down $15 million due to customer inventory digestion, and PSG was also impacted by supply constraints. Operating income was $82 million, up $2 million.

YTD 2021 vs. YTD 2020
Revenue was $972 million, down $48 million due to customer inventory digestion, and PSG was also impacted by supply constraints. Operating income was $170 million, down $7 million.

MD&A	30

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	Q2 2021		Q2 2020		YTD 2021		YTD 2020
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$19,631	100.0%	$19,728	100.0%	$39,304	100.0%	$39,556	100.0%
Cost of sales	8,425	42.9%	9,221	46.7%	17,244	43.9%	17,033	43.1%
Gross margin	11,206	57.1%	10,507	53.3%	22,060	56.1%	22,523	56.9%
Research and development	3,715	18.9%	3,354	17.0%	7,338	18.7%	6,629	16.8%
Marketing, general and administrative	1,599	8.1%	1,447	7.3%	2,927	7.4%	2,988	7.6%
Restructuring and other charges	346	1.8%	9	—%	2,555	6.5%	171	0.4%
Operating income	5,546	28.3%	5,697	28.9%	9,240	23.5%	12,735	32.2%
Gains (losses) on equity investments, net	295	1.5%	267	1.4%	663	1.7%	156	0.4%
Interest and other, net	(96)	(0.5)%	(29)	(0.1)%	(252)	(0.6)%	(342)	(0.9)%
Income before taxes	5,745	29.3%	5,935	30.1%	9,651	24.6%	12,549	31.7%
Provision for taxes	684	3.5%	830	4.2%	1,229	3.1%	1,783	4.5%
Net income	$5,061	25.8%	$5,105	25.9%	$8,422	21.4%	$10,766	27.2%
Earnings per share—diluted	$1.24		$1.19		$2.06		$2.50

MD&A	31

Revenue

Segment Revenue Walk $B
Q2 2021 vs. Q2 2020
Our Q2 2021 revenue was $19.6 billion, down $97 million from Q2 2020. DCG revenue declined 9% on lower ASPs in a competitive environment, and on lower platform volume compared to a strong, COVID-driven Q2 2020. DCG revenue was also impacted by lower adjacent revenue, primarily due to accelerated 5G networking related purchases in Q2 2020. NSG was down 34% due to lower ASPs and lower volume. CCG was up 6% year over year due to continued strength in notebook demand and recovery in desktop demand, with lower notebook and desktop ASPs due to strength in the consumer and education market segments. IOTG and Mobileye were both up on higher demand amid recovery from the economic impacts of COVID-19.
YTD 2021 vs. YTD 2020
Our YTD 2021 revenue was $39.3 billion, down $252 million or 1% from YTD 2020. DCG declined 15% on lower ASPs in a competitive environment, and on lower platform volume compared to a strong, COVID-driven YTD 2020. NSG was down 26% due to lower ASPs, partially offset by strong demand. CCG was up 7% due to continued strength in notebook demand and recovery in desktop demand, with lower notebook and desktop ASPs due to strength in the consumer and education market segments. Our "all other" revenue increased primarily due to $584 million from a prepaid supply agreement settled in Q1 2021. IOTG and Mobileye were both up 22% and 76%, respectively, on higher demand amid recovery from the economic impacts of COVID-19.

MD&A	32

Gross Margin
We derived a substantial majority of our overall gross margin from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q2 2021 increased by $699 million, or 7% compared to Q2 2020.

Gross Margin $B
    (Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$11,206	Q2 2021 Gross Margin
590	Lower period charges driven by absence of reserves taken on non-qualified platform products in Q2 2020, partially offset by sell-through of other reserves
380	Lower platform unit cost due to cost improvements in 10nm
180	Higher gross margin from adjacent businesses primarily due to increased volume amidst improvement in global vehicle production
(145)	Higher period charges primarily associated with the ramp up of 7nm
(140)	Higher period charges associated with the ramp down of 14nm
(95)	Lower gross margin from platform revenue
(71)	Other
$10,507	Q2 2020 Gross Margin

$22,060	YTD 2021 Gross Margin
(1,720)	Lower gross margin from platform revenue
(350)	Higher period charges associated with the ramp down of 14nm
(260)	Higher period charges primarily associated with the ramp up of 7nm
675	Lower period charges driven by absence of reserves taken on non-qualified platform products in Q2 2020, partially offset by sell-through of other reserves
585	Prepaid supply agreement settled and recognized to revenue in Q1 2021
530	Higher gross margin from adjacent businesses primarily due to higher margins on wireless and connectivity, improved NAND unit cost and increased volume amidst improvement in global vehicle production
175	Lower platform unit cost due to cost improvements in 10nm
(98)	Other
$22,523	YTD 2020 Gross Margin

MD&A	33

Operating Expenses
Total R&D and MG&A expenses for Q2 2021 were $5.3 billion, up 11% from Q2 2020, and $10.3 billion for YTD 2021, up 7% from YTD 2020. These expenses represent 27.1% of revenue for Q2 2021 and 24.3% of revenue for Q2 2020, and 26.1% of revenue for YTD 2021 and 24.3% of revenue for YTD 2020.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages indicate expenses as a percentage of total revenue)

Research and Development
Q2 2021 vs. Q2 2020

R&D increased by $361 million, or 10.8%, driven by the following:

+	Investments in CCG, DCG, and Mobileye
+	Investments in our process technology
-	Incentive-based cash compensation
YTD 2021 vs. YTD 2020

R&D spending increased by $709 million, or 10.7%, driven by the following:

+	Investments in CCG, DCG, and Mobileye
+	Investments in our process technology
-	Incentive-based cash compensation

Marketing, General, and Administrative
Q2 2021 vs. Q2 2020

MG&A increased by $152 million, or 10.5%, driven by the following:

+	Increase in corporate spending
-	Incentive-based cash compensation
YTD 2021 vs. YTD 2020

MG&A spending decreased by $61 million, or 2.0%, driven by the following:

-	Corporate spending efficiencies
-	Incentive-based cash compensation

MD&A	34

Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Ongoing mark-to-market adjustments on marketable equity securities	$138	$165	$(153)	$62
Observable price adjustments on non-marketable equity securities	72	58	623	137
Impairment charges	(35)	(51)	(73)	(193)
Sale of equity investments and other	120	95	266	150
Gains (losses) on equity investments, net	$295	$267	$663	$156
Interest and other, net	$(96)	$(29)	$(252)	$(342)
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments during the first six months of 2021 were primarily related to our interest in Montage Technology, Co. Ltd. During the first six months of 2020, ongoing mark-to-market adjustments were primarily driven by our interest in Cloudera Inc.
In the first quarter of 2021, we recognized $471 million in observable price adjustments in our investment in Beijing Unisoc Technology Ltd.
Interest and other, net
During the first six months of 2020, we paid $1.1 billion to fully satisfy conversion obligations for $372 million of our $2.0 billion 2009 Debentures and recognized a loss of $109 million in interest and other, net and $750 million as a reduction in stockholders' equity related to the conversion feature.
Restructuring and Other Charges

(In Millions)	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Employee severance and benefit arrangements	$15	$1	$22	$106
Litigation charges and other	49	—	2,251	57
Asset impairment charges	282	8	282	8
Total restructuring and other charges	$346	$9	$2,555	$171
Litigation charges and other includes a charge of $2.2 billion in the first three months of 2021 related to the VLSI litigation, and Asset impairment charges includes impairments related to the shutdown of two of our non-strategic businesses in Q2 2021. Refer to "Note 6: Restructuring and Other Charges" and "Note 13: Contingencies" within Notes to Consolidated Condensed Financial Statements for further information.
Provision for Taxes

(In Millions)	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Income before taxes	$5,745	$5,935	$9,651	$12,549
Provision for taxes	$684	$830	$1,229	$1,783
Effective tax rate	11.9%	14.0%	12.7%	14.2%
For the first six months of 2021, the decrease in the effective tax rate was primarily due to a higher U.S. tax benefit derived from sales to non-U.S. customers and tax incentives realized in non-U.S. jurisdictions.

MD&A	35

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Jun 26, 2021	Dec 26, 2020
Cash and cash equivalents	$4,746	$5,865
Short-term investments	3,014	2,292
Trading assets	17,097	15,738
Other long-term investments	1,262	2,192
Loans receivable and other	374	947
Total cash and investments[1]	$26,493	$27,034
Total debt	$35,409	$36,401
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
In the first quarter of 2021, we entered into a $5.0 billion variable-rate revolving credit facility which matures in March 2026. Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of June 26, 2021, we had no outstanding commercial paper or borrowings on the revolving credit facility.
In the first quarter of 2021, we repurchased the remaining $2.4 billion in shares of our planned $20.0 billion share repurchases announced in October 2019.
We believe we have sufficient sources of funding to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and acquisitions, strategic investments, and dividends.

Cash from Operations $B	Capital Expenditures $B	Cash to Stockholders $B

■ Dividends ■ Buybacks

	Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020
Net cash provided by operating activities	$14,294	$17,315
Net cash used for investing activities	(9,451)	(14,346)
Net cash provided by (used for) financing activities	(5,962)	1,573
Net increase (decrease) in cash and cash equivalents	$(1,119)	$4,542
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first six months of 2021 compared to the first six months of 2020, the decrease in cash provided by operations was primarily driven by lower net income, net of non-cash adjustments including the Corporate VLSI charge, a prepaid supply agreement payment in the first quarter of 2021, and income taxes.

1 See "Non-GAAP Financial Measures" within MD&A.

MD&A	36

Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was lower in the first six months of 2021 compared to the first six months of 2020, primarily driven by an increase in sales and maturities for available-for-sale debt investments and trading assets, and a decrease in purchases of available-for-sale debt investments, partially offset by an increase in purchases of trading assets and increased capital expenditures.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash was used for financing activities in the first six months of 2021 compared to cash provided by financing activities in the first six months of 2020 due to a decrease in cash provided by long-term debt issuances, partially offset by a decrease in repurchases of common stock and a decrease in repayment of debt and debt conversion.
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

MD&A	37

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
NAND memory business	Our NAND memory business is subject to a pending sale to SK hynix, as announced in October 2020.
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

Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our U.S. GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include goodwill and asset impairments, pension charges, and costs associated with restructuring activity.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Ongoing mark-to-market on marketable equity securities	After the initial mark-to-market adjustment is recorded upon a security becoming marketable, gains and losses are recognized from ongoing mark-to-market adjustments of our marketable equity securities.	We exclude these ongoing gains and losses for purposes of calculating certain non-GAAP measures because we do not believe this volatility correlates to our core operational performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Free cash flow	We reference a non-GAAP financial measure of free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Free cash flow is operating cash flow adjusted to exclude additions to property, plant and equipment.
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

Total cash and investments	Total cash and investments is used by management when assessing our sources of liquidity, which includes cash and cash equivalents, short-term investments, trading assets, other long-term investments, and loans receivable and other.	This non-GAAP measure is helpful in understanding our capital resources and liquidity position.

MD&A	38

Following are the reconciliations of our most comparable U.S. GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Jun 26, 2021	Jun 27, 2020
Net revenue	$19,631	$19,728
NAND memory business	(1,098)	(1,544)
Non-GAAP net revenue	$18,533	$18,184

Operating income	$5,546	$5,697
Acquisition-related adjustments	366	352
Restructuring and other charges	346	9
NAND memory business	(402)	(423)
Non-GAAP operating income	$5,856	$5,635

Operating margin	28.3%	28.9%
Acquisition-related adjustments	1.9%	1.8%
Restructuring and other charges	1.8%	—%
NAND memory business	(0.3)%	0.4%
Non-GAAP operating margin[1]	31.6%	31.0%

Earnings per share—diluted	$1.24	$1.19
Acquisition-related adjustments	0.09	0.08
Restructuring and other charges	0.08	—
Ongoing mark-to-market on marketable equity securities	(0.03)	(0.04)
NAND memory business	(0.09)	(0.10)
Income tax effects	(0.01)	0.01
Non-GAAP earnings per share—diluted	$1.28	$1.14
1 Our reconciliation of GAAP to non-GAAP operating margin percentage reflects the exclusion of our NAND memory business from net revenue.

	Six Months Ended
(In Millions)	Jun 26, 2021	Jun 27, 2020
Net cash provided by operating activities	$14,294	$17,315
Additions to property, plant and equipment	(7,574)	(6,676)
Free cash flow	$6,720	$10,639

Net cash used for investing activities	$(9,451)	$(14,346)
Net cash provided by (used for) financing activities	$(5,962)	$1,573

MD&A	39

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
Risk Factors
The risks described in "Risk Factors" within Other Key Information in our 2020 Form 10-K and our Form 10-Q for Q1 2021 could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and Consolidated Condensed Financial Statements and Supplemental Details sections.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending June 26, 2021. As of June 26, 2021, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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

Other Key Information	40

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period, even when the activities, transactions, or dealings are conducted in compliance with applicable law. On March 2, 2021, the U.S. Secretary of State designated the Federal Security Service of the Russian Federation (FSB) as a party subject to one such sanction. From time to time, our local subsidiary is required to engage with the FSB as a licensing authority and file documents in order to conduct business within the Russian Federation. All such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control, and there are no gross revenues or net profits directly associated with any such dealings by us with the FSB. We plan to continue these activities as required to conduct business in the Russian Federation to the extent permitted by applicable law.

Other Key Information	41

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 10, 2021	8-K	000-06217	3.2	3/16/2021
10.1†	Offer Letter between Intel Corporation and Sandra Rivera, dated June 21, 2021					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	42

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 24 - 35
	Liquidity and capital resources	Pages 36 - 37
	Off-balance sheet arrangements	(a)
	Contractual obligations	(b)
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 40
Item 4.	Controls and Procedures	Page 40

Part II - Other Information
Item 1.	Legal Proceedings	Pages 18 - 22
Item 1A.	Risk Factors	Page 40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 40
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 41
Item 6.	Exhibits	Page 42

Signatures		Page 44
(a)    As of June 26, 2021, we did not have any significant off-balance sheet arrangements, as previously defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
(b)    There were no material changes to our significant contractual obligations from those disclosed in our 2020 Form 10-K.

Other Key Information	43

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 22, 2021	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	July 22, 2021	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

44