Form 10-Q
period 2021-09-25
INTEL CORP
filed 2021-10-22
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 25, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 25, 2021, the registrant had outstanding 4,067 million shares of common stock.

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
We have defined certain terms and abbreviations used throughout our Form 10-Q in "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.
The preparation of our Consolidated Condensed Financial Statements is in conformity with U.S. GAAP. Our Form 10-Q includes key metrics that we use to measure our business, some of which are non-GAAP measures. See "Non-GAAP Financial Measures" within MD&A for an explanation of these measures and why management uses them and believes they provide investors with useful supplemental information.

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipate," "expect," "intend," "plan," "goal," "forecast," "opportunity," "future," "scheduled," "pending," "to be," "believes," "estimated," "continue," "likely," "may," "might," "potentially," "will," "would," "should," "could," “accelerate,” "upcoming," "next-generation," "roadmap," "position," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to Intel’s strategy; manufacturing expansion plans; investment plans, and impacts of investment plans; future responses to and effects of COVID-19; projections of our future financial performance, including future gross margins, capital expenditures, and cash flows; projections of future demand, including the impact of regulatory changes and conditions; our anticipated growth and trends in our businesses or operations; projected growth and trends in markets relevant to our businesses; business plans; future products and technology and the expected availability and benefits of such products and technology, including future process nodes and technologies, future product architectures, our announcements at our Intel Accelerated and Architecture Day events, and process technology and product leadership goals; expected timing and impact of acquisitions, divestitures, and other significant transactions, including statements relating to the pending divestiture of our NAND memory business to SK hynix Inc. (SK hynix), NAND manufacturing and supply arrangements between Intel and SK hynix, and expected additions to held for sale NAND property, plant and equipment; availability, uses, sufficiency, and cost of capital, capital resources, and funding sources, including expected returns to stockholders such as dividends; accounting estimates and judgments regarding reported matters, events, and contingencies and our intentions with respect to such matters, events, and contingencies, and the actual results thereof; future production capacity and product supply; anticipated trends and impacts related to industry component and substrate shortages; the future purchase, use, and availability of, and payment for, products, components and services supplied by third parties; tax-related expectations; our role in the Rapid Assured Microelectronics Prototypes - Commercial program; expectations regarding our relationships with certain sanctioned parties; uncertain events or assumptions; and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report, our 2020 Form 10-K and subsequent Form 10-Qs, particularly the "Risk Factors" sections of such reports, and our other SEC filings. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, unless an earlier date is specified, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

Intel, the Intel logo, Intel Core, Intel Evo, Intel Optane, and Xeon are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

A Quarter in Review

Total revenue of $19.2 billion was up $859 million year over year as DCG grew 10% and CCG decreased 2%. DCG revenue increased on higher platform volume and higher platform ASPs due to strong recovery in enterprise and government, and stronger core mix, partially offset by lower revenue in the cloud service providers market segment compared to a strong, COVID-driven Q3 2020. CCG revenue was down due to lower notebook volume in consumer and education due to industry-wide component shortages, and down on adjacent revenue primarily driven by continued ramp down of our 5G smartphone modem business, partially offset by higher platform ASPs and by increased desktop volume. IOTG and Mobileye were both up primarily on higher demand amid recovery from the economic impacts of COVID-19.

Revenue	Operating Income	Diluted EPS	Cash Flows
■ GAAP $B ■ Non-GAAP $B	■ GAAP $B ■ Non-GAAP $B	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Free Cash Flow $B

$19.2B	$18.1B	$5.2B	$5.2B	$1.67	$1.71	$24.2B	$12.6B
GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue up $859M or 4.7% from Q3 2020	Revenue up $821M or 4.8% from Q3 2020	Operating income up $168M or 3% from Q3 2020; Q3 2021 operating margin at 27%	Operating income down $49M or 1% from Q3 2020; Q3 2021 operating margin at 29%	Diluted EPS up $0.65 or 64% from Q3 2020	Diluted EPS up $0.63 or 59% from Q3 2020	Operating cash flow down $1.3B or 5% from YTD Q3 2020	Free cash flow down $2.5B or 16% from YTD Q3 2020

Higher revenue in DCG, IOTG, Mobileye and PSG, partially offset by declines in CCG and NSG. Non-GAAP revenue excludes NSG.
Higher gross margin from higher platform[2] revenue partially offset by higher operating expenses from additional investment, higher period charges from ramp of process technology, and absence of sell-through on reserved non-qualified platform products compared to Q3 2020. Non-GAAP operating income excludes NSG, amortization of acquisition-related intangibles, and restructuring.
				Higher EPS driven by McAfee special dividend, lower effective tax rate, and lower shares. Non-GAAP results incrementally exclude ongoing mark-to-market adjustments, and tax impacts of non-GAAP adjustments.
Lower operating cash flow driven by a decrease in net working capital contributions and cash paid to settle a prepaid supply agreement in Q1 2021, partially offset by a McAfee special dividend received in Q3 2021. Free cash flow decreased due to lower operating cash flow and higher capital expenditures.

Key Developments
▪In July 2021, we provided an update on our manufacturing process and packaging technology roadmaps at our Intel Accelerated event. As part of the update, we also introduced a new naming structure for our manufacturing process nodes, which includes the name changes summarized in Key Terms2. We introduced additional future nodes, including Intel 3 and Intel 20A, and discussed future process and packaging technologies, such as our PowerVia, RibbonFET, Foveros Omni, and Foveros Direct technologies.
▪At Intel Architecture Day 2021, we detailed our architectural innovations to meet increasing demand for computing performance and set the stage for new generations of leadership products. We provided details on two new x86 CPU architectures, our first performance hybrid architecture and our Intel® Thread Director intelligent workload scheduler; our next-generation data center processor Sapphire Rapids; infrastructure processing unit architecture; and upcoming graphics architectures, which will power our upcoming Alchemist SoC for client discrete graphics and Ponte Vecchio SoC for high-performance computing applications.
▪In August 2021 it was announced that Intel Foundry Services will lead the first phase of the U.S. Department of Defense's multi-phase Rapid Assured Microelectronics Prototypes - Commercial program to facilitate the use of a domestic commercial foundry infrastructure.
1 See "Non-GAAP Financial Measures" within MD&A.
2 See "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.

A Quarter in Review	2

Consolidated Condensed Statements of Income

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Net revenue	$19,192	$18,333	$58,496	$57,889
Cost of sales	8,446	8,592	25,690	25,625
Gross margin	10,746	9,741	32,806	32,264
Research and development	3,803	3,272	11,141	9,901
Marketing, general and administrative	1,674	1,435	4,601	4,423
Restructuring and other charges	42	(25)	2,597	146
Operating expenses	5,519	4,682	18,339	14,470
Operating income	5,227	5,059	14,467	17,794
Gains (losses) on equity investments, net	1,707	56	2,370	212
Interest and other, net	(76)	(74)	(328)	(416)
Income before taxes	6,858	5,041	16,509	17,590
Provision for taxes	35	765	1,264	2,548
Net income	$6,823	$4,276	$15,245	$15,042
Earnings per share—basic	$1.68	$1.02	$3.76	$3.55
Earnings per share—diluted	$1.67	$1.02	$3.73	$3.52
Weighted average shares of common stock outstanding:
Basic	4,061	4,188	4,055	4,233
Diluted	4,086	4,211	4,089	4,269
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	3

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Net income	$6,823	$4,276	$15,245	$15,042
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	(46)	206	(390)	257
Actuarial valuation and other pension benefits (expenses), net	13	11	38	34
Translation adjustments and other	(19)	(5)	(44)	49
Other comprehensive income (loss)	(52)	212	(396)	340
Total comprehensive income	$6,771	$4,488	$14,849	$15,382
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	4

Consolidated Condensed Balance Sheets

(In Millions)	Sep 25, 2021	Dec 26, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,870	$5,865
Short-term investments	4,004	2,292
Trading assets	22,761	15,738
Accounts receivable	8,400	6,782
Inventories	9,798	8,427
Assets held for sale	6,398	5,400
Other current assets	2,073	2,745
Total current assets	61,304	47,249

Property, plant and equipment, net of accumulated depreciation of $83,424 ($77,645 as of December 26, 2020)	59,733	56,584
Equity investments	6,050	5,152
Other long-term investments	953	2,192
Goodwill	26,786	26,971
Identified intangible assets, net	7,684	9,026
Other long-term assets	5,452	5,917
Total assets	$167,962	$153,091

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$4,694	$2,504
Accounts payable	6,792	5,581
Accrued compensation and benefits	4,026	3,999
Other accrued liabilities	14,060	12,670
Total current liabilities	29,572	24,754
Debt	35,610	33,897
Contract liabilities	62	1,367
Income taxes payable	4,223	4,578
Deferred income taxes	3,019	3,843
Other long-term liabilities	5,389	3,614
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,067 issued and outstanding (4,062 issued and outstanding as of December 26, 2020)	27,592	25,556
Accumulated other comprehensive income (loss)	(1,147)	(751)
Retained earnings	63,642	56,233
Total stockholders’ equity	90,087	81,038
Total liabilities and stockholders’ equity	$167,962	$153,091
See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
(In Millions; Unaudited)	Sep 25, 2021	Sep 26, 2020
Cash and cash equivalents, beginning of period	$5,865	$4,194
Cash flows provided by (used for) operating activities:
Net income	15,245	15,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,357	7,925
Share-based compensation	1,587	1,393
Restructuring and other charges	2,597	146
Amortization of intangibles	1,361	1,311
(Gains) losses on equity investments, net	(1,113)	(105)
Changes in assets and liabilities:
Accounts receivable	(1,618)	525
Inventories	(1,212)	(570)
Accounts payable	1,095	355
Accrued compensation and benefits	(16)	(569)
Prepaid supply agreements	(1,577)	(91)
Income taxes	(570)	493
Other assets and liabilities	1,058	(361)
Total adjustments	8,949	10,452
Net cash provided by operating activities	24,194	25,494
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(11,579)	(10,392)
Additions to held for sale NAND property, plant and equipment	(1,118)	—
Purchases of available-for-sale debt investments	(3,983)	(6,323)
Maturities and sales of available-for-sale debt investments	3,457	5,037
Purchases of trading assets	(26,343)	(14,744)
Maturities and sales of trading assets	18,813	11,227
Other investing	620	83
Net cash used for investing activities	(20,133)	(15,112)
Cash flows provided by (used for) financing activities:
Issuance of long-term debt, net of issuance costs	4,974	10,247
Repayment of debt and debt conversion	(500)	(4,525)
Proceeds from sales of common stock through employee equity incentive plans	1,016	897
Repurchase of common stock	(2,415)	(12,229)
Accelerated share repurchase forward agreements	—	(2,000)
Payment of dividends to stockholders	(4,231)	(4,215)
Other financing	(900)	605
Net cash provided by (used for) financing activities	(2,056)	(11,220)
Net increase (decrease) in cash and cash equivalents	2,005	(838)
Cash and cash equivalents, end of period	$7,870	$3,356

Supplemental disclosures of noncash investing activities and cash flow information:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$2,693	$2,752
Cash paid during the period for:
Interest, net of capitalized interest	$271	$459
Income taxes, net of refunds	$1,831	$1,986
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings[1]	Total
(In Millions, Except Per Share Amounts; Unaudited)	Shares	Amount
Three Months Ended

Balance as of June 26, 2021	4,057	$26,655	$(1,095)	$59,647	$85,207
Net income	—	—	—	6,823	6,823
Other comprehensive income (loss)	—	—	(52)	—	(52)
Employee equity incentive plans and other	11	427	—	—	427
Share-based compensation	—	543	—	—	543
Repurchase of common stock	—	—	—	—	—
Accelerated share repurchase forward agreements	—	—	—	—	—
Restricted stock unit withholdings	(1)	(33)	—	(4)	(37)
Cash dividends declared ($0.70 per share)	—	—	—	(2,824)	(2,824)
Balance as of September 25, 2021	4,067	$27,592	$(1,147)	$63,642	$90,087

Balance as of June 27, 2020	4,253	$25,516	$(1,152)	$57,646	$82,010
Net income	—	—	—	4,276	4,276
Other comprehensive income (loss)	—	—	212	—	212
Employee equity incentive plans and other	12	385	—	—	385
Share-based compensation	—	452	—	—	452
Repurchase of common stock	(166)	(993)	—	(7,007)	(8,000)
Accelerated share repurchase forward agreements	—	(2,000)	—	—	(2,000)
Restricted stock unit withholdings	(1)	(25)	—	—	(25)
Cash dividends declared ($0.66 per share)	—	—	—	(2,756)	(2,756)
Balance as of September 26, 2020	4,098	$23,335	$(940)	$52,159	$74,554

Nine Months Ended

Balance as of December 26, 2020	4,062	$25,556	$(751)	$56,268	$81,073
Net income	—	—	—	15,245	15,245
Other comprehensive income (loss)	—	—	(396)	—	(396)
Employee equity incentive plans and other	52	1,015	—	—	1,015
Share-based compensation	—	1,587	—	—	1,587
Temporary equity reduction	—	—	—	—	—
Convertible debt	—	—	—	—	—
Repurchase of common stock	(40)	(249)	—	(2,166)	(2,415)
Accelerated share repurchase forward agreements	—	—	—	—	—
Restricted stock unit withholdings	(7)	(317)	—	(60)	(377)
Cash dividends declared ($1.39 per share)	—	—	—	(5,645)	(5,645)
Balance as of September 25, 2021	4,067	$27,592	$(1,147)	$63,642	$90,087

Balance as of December 28, 2019	4,290	$25,261	$(1,280)	$53,523	$77,504
Net income	—	—	—	15,042	15,042
Other comprehensive income (loss)	—	—	340	—	340
Employee equity incentive plans and other	54	1,014	—	—	1,014
Share-based compensation	—	1,393	—	—	1,393
Temporary equity reduction	—	155	—	—	155
Convertible debt	—	(750)	—	—	(750)
Repurchase of common stock	(237)	(1,413)	—	(10,696)	(12,109)
Accelerated share repurchase forward agreements	—	(2,000)	—	—	(2,000)
Restricted stock unit withholdings	(9)	(325)	—	(135)	(460)
Cash dividends declared ($1.32 per share)	—	—	—	(5,575)	(5,575)
Balance as of September 26, 2020	4,098	$23,335	$(940)	$52,159	$74,554
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
We manage our business through the following operating segments:
▪CCG
▪DCG
▪IOTG
▪Mobileye
▪NSG
▪PSG
We derive a substantial majority of our revenue from platform products, which are our principal products and considered as one product class. We offer platform products that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or a multichip package based on Intel architecture. Platform products are used in various form factors across our CCG, DCG, and IOTG operating segments. Our non-platform, or adjacent products, can be combined with platform products to form comprehensive platform solutions to meet customer needs.
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

Financial Statements	Notes to Financial Statements	8

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Net revenue:
Client Computing Group
Platform	$8,954	$8,762	$27,968	$25,703
Adjacent	710	1,085	2,410	3,415
	9,664	9,847	30,378	29,118
Data Center Group
Platform	5,747	5,151	16,261	17,759
Adjacent	749	754	2,254	2,256
	6,496	5,905	18,515	20,015
Internet of Things
IOTG	1,042	677	2,940	2,230
Mobileye	326	234	1,030	634
	1,368	911	3,970	2,864

Non-Volatile Memory Solutions Group	1,105	1,153	3,310	4,150
Programmable Solutions Group	478	411	1,450	1,431
All other	81	106	873	311
Total net revenue	$19,192	$18,333	$58,496	$57,889

Operating income (loss):
Client Computing Group	$3,317	$3,554	$11,197	$10,621
Data Center Group	2,057	1,903	5,271	8,494
Internet of Things
IOTG	276	61	775	374
Mobileye	105	47	361	131
	381	108	1,136	505

Non-Volatile Memory Solutions Group	442	29	1,015	285
Programmable Solutions Group	76	40	246	217
All other	(1,046)	(575)	(4,398)	(2,328)
Total operating income	$5,227	$5,059	$14,467	$17,794
Disaggregated net revenue for each period was as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Platform revenue
CCG desktop platform	$2,983	$2,483	$8,262	$7,691
CCG notebook platform	5,953	6,275	19,655	17,976
CCG other platform[1]	18	4	51	36
DCG platform	5,747	5,151	16,261	17,759
IOTG platform	948	595	2,679	2,008
	15,649	14,508	46,908	45,470
Adjacent revenue[2]	3,543	3,825	11,588	12,419
Total revenue	$19,192	$18,333	$58,496	$57,889
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

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Net income available to common stockholders	$6,823	$4,276	$15,245	$15,042
Weighted average shares of common stock outstanding—basic	4,061	4,188	4,055	4,233
Dilutive effect of employee equity incentive plans	25	23	34	36
Weighted average shares of common stock outstanding—diluted	4,086	4,211	4,089	4,269
Earnings per share—basic	$1.68	$1.02	$3.76	$3.55
Earnings per share—diluted	$1.67	$1.02	$3.73	$3.52
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
Contract liabilities consist of prepayments received from customers on long-term prepaid supply agreements toward future product delivery and other revenue deferrals from regular ongoing business activity. Contract liabilities were $351 million as of September 25, 2021 ($1.9 billion as of December 26, 2020).
The following table shows the changes in contract liability balances relating to long-term prepaid supply agreements during the first nine months of 2021:

(In Millions)
Prepaid supply agreements balance as of December 26, 2020	$1,625
Concession payment	(950)
Prepaids utilized	(627)
Prepaid supply agreements balance as of September 25, 2021	$48
During the first quarter of 2021, we settled an agreement with our largest prepaid customer whose prepayment balance made up $1.6 billion of our contract liability balance as of December 26, 2020. We returned $950 million to the customer and recognized $584 million in revenue for having completed performance of the prepaid supply agreement. The prepaid supply agreement is excluded from the NAND memory business and is recorded as Corporate revenue in the first nine months of 2021 in the "all other" category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.

Note 5 :	Other Financial Statement Details
Inventories

(In Millions)	Sep 25, 2021	Dec 26, 2020
Raw materials	$1,274	$908
Work in process	6,304	5,693
Finished goods	2,220	1,826
Total inventories	$9,798	$8,427

Financial Statements	Notes to Financial Statements	10

Interest and Other, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Interest income	$37	$53	$111	$229
Interest expense	(144)	(160)	(463)	(481)
Other, net	31	33	24	(164)
Total interest and other, net	$(76)	$(74)	$(328)	$(416)
Interest expense in the preceding table is net of $95 million of interest capitalized in the third quarter of 2021 and $288 million in the first nine months of 2021 ($81 million in the third quarter of 2020 and $251 million in the first nine months of 2020).

Note 6 :	Restructuring and Other Charges
A restructuring program was approved in the first quarter of 2020 to further align our workforce with our continuing investments in the business and to execute the planned divestiture of Home Gateway Platform, a division of CCG. These actions are substantially complete as of September 25, 2021.

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Employee severance and benefit arrangements	$21	$(17)	$43	$90
Litigation charges and other	16	(2)	2,267	54
Asset impairment charges	5	(6)	287	2
Total restructuring and other charges	$42	$(25)	$2,597	$146
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
Asset impairment charges includes impairments related to the shutdown in the second quarter of 2021 of two of our non-strategic businesses, the results of which are included in the “all other” category presented in “Note 2: Operating Segments” within Notes to Consolidated Condensed Financial Statements. The goodwill related to these businesses was impaired, resulting in a charge of $237 million recognized in the second quarter of 2021 in the “all other” category along with other impairment charges related to these businesses.

Note 7 :	Investments
Debt Investments
Trading Assets
For trading assets still held at the reporting date we recorded net losses of $144 million in the third quarter of 2021 and $329 million in the first nine months of 2021 ($205 million of net gains in the third quarter of 2020 and $347 million of net gains in the first nine months of 2020). Net gains on the related derivatives were $156 million in the third quarter of 2021 and $346 million in the first nine months of 2021 ($163 million of net losses in the third quarter of 2020 and $334 million of net losses in the first nine months of 2020).
Available-for-Sale Debt Investments
Available-for-sale investments include corporate debt, government debt, and financial institution instruments. Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of September 25, 2021 and December 26, 2020, substantially all time deposits were issued by institutions outside the U.S. The adjusted cost of our available-for-sale investments was $10.8 billion as of September 25, 2021 and $7.8 billion as of December 26, 2020. The adjusted cost of our available-for-sale investments approximated the fair value for these periods.

Financial Statements	Notes to Financial Statements	11

The fair value of available-for-sale debt investments, by contractual maturity, as of September 25, 2021, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$7,823
Due in 1–2 years	631
Due in 2–5 years	322
Due after 5 years	—
Instruments not due at a single maturity date	2,035
Total	$10,811
Equity Investments

(In Millions)	Sep 25, 2021	Dec 26, 2020
Marketable equity securities	$2,064	$1,830
Non-marketable equity securities	3,970	3,304
Equity method investments	16	18
Total	$6,050	$5,152
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Ongoing mark-to-market adjustments on marketable equity securities	$(192)	$(146)	$(345)	$(84)
Observable price adjustments on non-marketable equity securities	79	5	702	142
Impairment charges	(38)	(40)	(111)	(233)
Sale of equity investments and other¹	1,858	237	2,124	387
Total gains (losses) on equity investments, net	$1,707	$56	$2,370	$212
1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investees' gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Net gains (losses) recognized during the period on equity securities	$346	$19	$883	$102
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(46)	(12)	(189)	(87)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$300	$7	$694	$15
Sale of equity investments and other during the third quarter of 2021 includes $447 million of initial fair value adjustments related to four companies that went public, and a McAfee special dividend of $1.1 billion paid in connection with the sale of McAfee's Enterprise Business to Symphony Technology Group.
Beijing Unisoc Technology Ltd.
We account for our interest in Beijing Unisoc Technology Ltd. (Unisoc) as a non-marketable equity security. In the first quarter of 2021, we recognized $471 million in observable price adjustments in our investment in Unisoc and as of September 25, 2021, the net book value of the investment was $1.1 billion ($658 million as of December 26, 2020).

Financial Statements	Notes to Financial Statements	12

Note 8 :	Acquisitions and Divestitures
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
The carrying amounts of the major classes of NAND assets held for sale included the following:

(In Millions)	Sep 25, 2021	Dec 26, 2020
Inventories	$804	$962
Property, plant and equipment, net	5,594	4,363
Total assets held for sale	$6,398	$5,325
We ceased recording depreciation on property, plant and equipment as of the date the assets triggered held for sale accounting. The agreement provides for total capital purchases of approximately $1.8 billion in 2021 and amounts prior to the first closing will be classified as assets held for sale in the Consolidated Condensed Balance Sheets and within additions to held for sale NAND property, plant and equipment on the Consolidated Condensed Statements of Cash Flows.

Note 9 :	Borrowings
As of September 25, 2021, our short-term debt was $4.7 billion, primarily comprised of the current portion of our long-term debt ($2.5 billion as of December 26, 2020).
In the second quarter of 2021, we settled $500 million of our senior notes due May 2021.
In the third quarter of 2021, we issued a total of $5.0 billion aggregate principal senior notes. We intend to use the proceeds from the offering of the notes for general corporate purposes, including, but not limited to, refinancing of outstanding debt, funding for working capital, and capital expenditures. In the first quarter of 2021, we entered into a $5.0 billion variable-rate revolving credit facility which, if drawn, is expected to be used for general corporate purposes. The revolving credit facility matures in March 2026 and had no borrowings outstanding as of September 25, 2021.
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

Financial Statements	Notes to Financial Statements	13

Long-term Debt

	Sep 25, 2021		Dec 26, 2020
(In Millions)	Effective Interest Rate	Amount	Amount
Floating-rate senior notes:
Three-month LIBOR plus 0.35%, due May 2022	0.56%	$800	$800
Fixed-rate senior notes:
1.70%, due May 2021	—%	—	500
3.30%, due October 2021	2.98%	2,000	2,000
2.35%, due May 2022	1.96%	750	750
3.10%, due July 2022	2.70%	1,000	1,000
4.00%, due December 2022¹	2.95%	400	417
2.70%, due December 2022	2.28%	1,500	1,500
4.10%, due November 2023	3.22%	400	400
2.88%, due May 2024	2.31%	1,250	1,250
2.70%, due June 2024	2.14%	600	600
3.40%, due March 2025	3.45%	1,500	1,500
3.70%, due July 2025	2.16%	2,250	2,250
2.60%, due May 2026	0.64%	1,000	1,000
3.75%, due March 2027	3.79%	1,000	1,000
3.15%, due May 2027	1.22%	1,000	1,000
1.60%, due August 2028	1.68%	1,000	—
2.45%, due November 2029	2.39%	2,000	2,000
3.90%, due March 2030	3.92%	1,500	1,500
2.00%, due August 2031	2.04%	1,250	—
4.00%, due December 2032	1.25%	750	750
4.60%, due March 2040	4.60%	750	750
2.80%, due August 2041	2.82%	750	—
4.80%, due October 2041	2.02%	802	802
4.25%, due December 2042	1.42%	567	567
4.90%, due July 2045	2.12%	772	772
4.10%, due May 2046	1.41%	1,250	1,250
4.10%, due May 2047	1.37%	1,000	1,000
4.10%, due August 2047	0.92%	640	640
3.73%, due December 2047	1.77%	1,967	1,967
3.25%, due November 2049	3.19%	2,000	2,000
4.75%, due March 2050	4.74%	2,250	2,250
3.05%, due August 2051	3.07%	1,250	—
3.10%, due February 2060	3.11%	1,000	1,000
4.95%, due March 2060	4.99%	1,000	1,000
3.20%, due August 2061	3.22%	750	—
Oregon and Arizona bonds:
2.40%-2.70%, due December 2035 - 2040	2.49%	423	423
5.00%, due March 2049	2.12%	138	138
5.00%, due June 2049	2.15%	438	438
Total Senior Notes and Other Borrowings		39,697	35,214
Unamortized premium/discount and issuance costs		(402)	(378)
Hedge accounting fair value adjustments		1,009	1,565
Long-term debt		40,304	36,401
Current portion of long-term debt		(4,694)	(2,504)
Total long-term debt		$35,610	$33,897
1 To manage foreign currency risk associated with the Australian-dollar-denominated notes issued in 2015, we entered into currency interest rate swaps with an aggregate notional amount of $396 million, which effectively converted these notes to U.S.-dollar-denominated notes. For further discussion on derivatives in cash flow hedging relationships, see "Note 12: Derivative Financial Instruments."

Financial Statements	Notes to Financial Statements	14

Note 10 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Sep 25, 2021				Dec 26, 2020
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$736	$—	$736	$—	$50	$—	$50
Financial institution instruments¹	2,035	718	—	2,753	2,781	636	—	3,417
Government debt²	2,200	164	—	2,364	—	—	—	—
Reverse repurchase agreements	—	1,350	—	1,350	—	1,900	—	1,900
Short-term investments:
Corporate debt	—	870	—	870	—	428	—	428
Financial institution instruments¹	—	2,066	—	2,066	—	1,179	—	1,179
Government debt²	—	1,068	—	1,068	—	685	—	685
Trading assets:
Corporate debt	—	5,121	—	5,121	—	3,815	—	3,815
Financial institution instruments¹	67	4,014	—	4,081	131	2,847	—	2,978
Government debt²	—	13,559	—	13,559	—	8,945	—	8,945
Other current assets:
Derivative assets	4	323	—	327	48	644	—	692
Loans receivable³	—	211	—	211	—	439	—	439
Marketable equity securities	272	1,792	—	2,064	136	1,694	—	1,830
Other long-term investments:
Corporate debt	—	684	—	684	—	1,520	—	1,520
Financial institution instruments¹	—	203	—	203	—	257	—	257
Government debt²	—	66	—	66	—	415	—	415
Other long-term assets:
Derivative assets	—	961	13	974	—	1,520	30	1,550
Loans receivable³	—	—	—	—	—	157	—	157
Total assets measured and recorded at fair value	$4,578	$33,906	$13	$38,497	$3,096	$27,131	$30	$30,257
Liabilities
Other accrued liabilities:
Derivative liabilities	$29	$527	$—	$556	$—	$810	$—	$810
Other long-term liabilities:
Derivative liabilities	—	9	—	9	—	5	—	5
Total liabilities measured and recorded at fair value	$29	$536	$—	$565	$—	$815	$—	$815
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of commercial paper, certificates of deposit, time deposits, and notes and bonds issued by financial institutions.
2Level 1 investments consist primarily of U.S. Treasury securities. Level 2 investments consist primarily of U.S. agency notes and non-U.S. government debt.
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

Financial Statements	Notes to Financial Statements	15

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, and issued debt.
We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of September 25, 2021 was $399 million (the aggregate carrying value of grants receivable as of December 26, 2020 was $139 million).
We classify the fair value of issued debt (excluding commercial paper and drafts payable) as Level 2. The fair value of these instruments was $44.6 billion as of September 25, 2021 ($40.9 billion as of December 26, 2020).

Note 11 :	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2021 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 26, 2020	$731	$(1,565)	$83	$(751)
Other comprehensive income (loss) before reclassifications	(313)	5	(41)	(349)
Amounts reclassified out of accumulated other comprehensive income (loss)	(196)	47	(14)	(163)
Tax effects	119	(14)	11	116
Other comprehensive income (loss)	(390)	38	(44)	(396)
Balance as of September 25, 2021	$341	$(1,527)	$39	$(1,147)
We estimate that we will reclassify approximately $90 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives at the end of each period were as follows:

(In Millions)	Sep 25, 2021	Dec 26, 2020
Foreign currency contracts	$35,012	$31,209
Interest rate contracts	14,960	14,461
Other	2,419	2,026
Total	$52,391	$47,696

Financial Statements	Notes to Financial Statements	16

Fair Value of Derivative Instruments

	Sep 25, 2021		Dec 26, 2020
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$99	$74	$551	$2
Interest rate contracts	966	—	1,498	—
Total derivatives designated as hedging instruments	1,065	74	2,049	2
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	221	378	142	685
Interest rate contracts	11	84	3	128
Equity contracts	4	29	48	—
Total derivatives not designated as hedging instruments	236	491	193	813
Total derivatives	$1,301	$565	$2,242	$815
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

	Sep 25, 2021
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,295	$—	$1,295	$(329)	$(913)	$53
Reverse repurchase agreements	1,350	—	1,350	—	(1,350)	—
Total assets	2,645	—	2,645	(329)	(2,263)	53
Liabilities:
Derivative liabilities subject to master netting arrangements	408	—	408	(329)	(79)	—
Total liabilities	$408	$—	$408	$(329)	$(79)	$—

Financial Statements	Notes to Financial Statements	17

	Dec 26, 2020
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$2,235	$—	$2,235	$(264)	$(1,904)	$67
Reverse repurchase agreements	1,900	—	1,900	—	(1,900)	—
Total assets	4,135	—	4,135	(264)	(3,804)	67
Liabilities:
Derivative liabilities subject to master netting arrangements	711	—	711	(264)	(447)	—
Total liabilities	$711	$—	$711	$(264)	$(447)	$—
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges, recognized in other comprehensive income (loss), were $28 million net losses in the third quarter of 2021 and $313 million net losses in the first nine months of 2021 ($267 million net gains in the third quarter of 2020 and $286 million net gains in the first nine months of 2020). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first nine months of 2021 and 2020, the amounts excluded from effectiveness testing were insignificant.
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
	Three Months Ended		Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Interest rate contracts	$(55)	$(36)	$(532)	$996
Hedged items	55	36	532	(996)
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Sep 25, 2021	Dec 26, 2020	Sep 25, 2021	Dec 26, 2020
Long-term debt	$(12,963)	$(13,495)	$(966)	$(1,498)
The total notional amount of pay-variable and receive-fixed interest rate swaps was $12.0 billion as of September 25, 2021 and $12.0 billion as of December 26, 2020.

Financial Statements	Notes to Financial Statements	18

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 25, 2021	Sep 26, 2020	Sep 25, 2021	Sep 26, 2020
Foreign currency contracts	Interest and other, net	$170	$(166)	$382	$(228)
Interest rate contracts	Interest and other, net	(7)	(3)	14	(94)
Other	Various	84	138	279	95
Total		$247	$(31)	$675	$(227)

Note 13 :	Contingencies
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
As of October 20, 2021, consumer class action lawsuits relating to the above class of security vulnerabilities publicly disclosed since 2018 were pending in the United States, Canada, and Israel. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the United States, numerous individual class action suits filed in various jurisdictions were consolidated in April 2018 for all pretrial proceedings in the U.S. District Court for the District of Oregon. In March 2020, the court granted Intel's motion to dismiss the complaint in that consolidated action but granted plaintiffs leave to amend. In March 2021, the court granted Intel’s motion to dismiss the amended complaint, but granted plaintiffs leave to further amend in part. Plaintiffs filed a further amended complaint in May 2021 which Intel moved to dismiss in July 2021. In Canada, in one case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In a second case pending in the Superior Court of Justice of Quebec, a stay of the case is in effect until December 2021. In Israel, two consumer class action lawsuits were filed in the District Court of Haifa. The plaintiff voluntarily dismissed the first lawsuit in July 2021. Intel filed a motion to stay the second case pending resolution of the consolidated proceeding in the United States, and a hearing on that motion has been scheduled for April 2022. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters. In addition to these lawsuits, Intel stockholders filed multiple shareholder derivative lawsuits since January 2018 against certain current and former members of our Board of Directors and certain current and former officers, alleging that the defendants breached their duties to Intel in connection with the disclosure of the security vulnerabilities and the failure to take action in relation to alleged insider trading. The complaints sought to recover damages from the defendants on behalf of Intel. Some of the derivative actions were filed in the U.S. District Court for the Northern District of California and were consolidated, and the others were filed in the Superior Court of the State of California in San Mateo County and were consolidated. The federal court granted defendants' motion to dismiss in August 2018 on the ground that plaintiffs failed to plead facts sufficient to show they were excused from making a pre-lawsuit demand on the Board. The federal court granted plaintiffs leave to amend their complaint, but subsequently dismissed the cases in January 2019 at plaintiffs' request. The California Superior Court entered judgment in defendants' favor in August 2020 after granting defendants' motions to dismiss plaintiffs' consolidated complaint and three successive amended complaints, all for failure to plead facts sufficient to show plaintiffs were excused from making pre-lawsuit demand on the Board. Plaintiffs filed a notice of appeal of the California court's judgment in October 2020.
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

Financial Statements	Notes to Financial Statements	20

Institute of Microelectronics, Chinese Academy of Sciences v. Intel China, Ltd., et al.
In February 2018, the Institute of Microelectronics of the Chinese Academy of Sciences (IMECAS) sued Intel China, Ltd., Dell China, Ltd. (Dell), and Beijing JingDong Century Information Technology, Ltd. (JD) for patent infringement in the Beijing Higher People's Court. IMECAS alleges that Intel’s Core series processors infringe Chinese patent CN 102956457 (’457 Patent). The complaint demands an injunction and damages of at least RMB 200 million plus the cost of litigation. In March 2018, Dell tendered indemnity to Intel, which Intel granted in April 2018. JD also tendered indemnity to Intel, which Intel granted in October 2018. The Beijing Higher People’s Court held a final trial hearing in September 2021. No ruling has been issued. In March 2018, Intel filed an invalidation request on the ‘457 patent with the China National Intellectual Property Administration (CNIPA). The CNIPA held an oral hearing in September 2018 and in February 2019 upheld the validity of the challenged claims. Intel filed a complaint in April 2019 with the Beijing Intellectual Property Court challenging the February 2019 CNIPA ruling, and the Beijing IP Court held oral arguments in July 2021. In January 2020, Intel filed a second invalidation request on the ‘457 patent with the CNIPA, for which the CNIPA heard oral argument in July 2020 and in November 2020 held the challenged apparatus claims invalid. IMECAS filed a complaint in February 2021 with the Beijing IP Court challenging the November 2020 CNIPA ruling. In December 2020, Intel filed a third invalidation request on the ’457 patent with the CNIPA, which heard oral argument in June 2021 and issued a ruling in September 2021 holding the challenged claims not invalid. In September 2018 and March 2019, Intel filed petitions with the U.S. Patent & Trademark Office (USPTO) requesting institution of inter partes review (IPR) of U.S. Patent No. 9,070,719, the U.S. counterpart to the ‘457 patent. The USPTO denied institution of Intel’s petitions in March and October 2019, respectively. In April 2019, Intel filed a request for rehearing and a petition for a Precedential Opinion Panel (POP) in the USPTO to challenge the denial of its first IPR petition, and in November 2019 Intel filed a request for rehearing on the second IPR petition. In January 2020, the USPTO denied the POP petition on the first IPR petition. In June 2020, the Patent Trial and Appeal Board denied Intel's rehearing requests on both petitions.
In October 2019, IMECAS filed second and third lawsuits, in the Beijing IP Court, alleging infringement of Chinese Patent No. CN 102386226 (‘226 Patent) based on the manufacturing and sale of Intel’s Core i3 microprocessors. Defendants in the second case are Lenovo (Beijing) Co., Ltd. (Lenovo) and Beijing Jiayun Huitong Technology Development Co. Ltd. (BJHT). Defendants in the third case are Intel Corp., Intel China Co., Ltd., the Intel China Beijing Branch, Beijing Digital China Co., Ltd. (Digital China), and JD. Both complaints demand injunctions plus litigation costs. The complaint in the second lawsuit reserves the right to claim damages in unspecified amounts. The complaint in the third lawsuit claims damages of RMB 10 million. Intel China's jurisdictional challenge was denied in June 2021. No trial proceedings have occurred or are yet scheduled in these lawsuits. In December 2019, Lenovo tendered indemnity to Intel, which Intel granted in March 2020. In July 2020, Intel and Lenovo filed invalidation requests on the '226 patent with the CNIPA. The CNIPA heard oral argument in December 2020, during which IMECAS proposed amendments to two claims. The CNIPA ruled in April 2021 on both invalidation requests, finding the two amended claims as well as the unamended claims not invalid. Intel and Lenovo filed complaints in July 2021 with the Beijing IP Court challenging the April 2021 CNIPA rulings.
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
VLSI Technology LLC v. Intel
In October 2017, VLSI filed a complaint against Intel in the U.S. District Court for the Northern District of California alleging infringement of eight patents acquired from NXP Semiconductors, N.V. (NXP). The patents, which originated at Freescale Semiconductor, Inc. and NXP B.V., are U.S. Patent Nos. 7,268,588; 7,675,806; 7,706,207; 7,709,303; 8,004,922; 8,020,014; 8,268,672; and 8,566,836. VLSI accuses various FPGA and processor products of infringement. VLSI estimated its damages to be as high as $7.1 billion, and its complaint further sought enhanced damages, future royalties, attorneys’ fees, costs, and interest. In May, June, September, and October 2018, Intel filed IPR petitions challenging the patentability of certain claims in all eight of the patents in-suit. The PTAB instituted review of six patents and denied institution on two patents. As a result of the institution decisions, the parties stipulated to stay the District Court action in March 2019. In December 2019 and February 2020, the PTAB found all claims of the '588 and '303 patents, and some claims of the '922 patent, to be unpatentable. The PTAB found the challenged claims of the '014, '672, and '207 patents to be patentable. Intel moved for a continuation of the stay in March 2020 as it appealed certain rulings by the PTAB. In June 2020, the District Court issued an order continuing the stay through August 2021 and setting trial for December 2022. The Federal Circuit has thus far affirmed the PTAB’s decisions as to the ‘207 and ‘672 patents, and reversed the PTAB’s decision as to the ‘014 patent. The court lifted the stay in September 2021.

Financial Statements	Notes to Financial Statements	21

In June 2018, VLSI filed a second suit against Intel, in U.S. District Court for the District of Delaware, alleging infringement by various Intel processors of five additional patents acquired from NXP: U.S. Patent Nos. 6,212,663; 7,246,027; 7,247,552; 7,523,331; and 8,081,026. VLSI accused Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In March 2019, the District Court dismissed VLSI’s claims for willful infringement as to all the patents-in-suit except the ‘027 patent, and also dismissed VLSI’s allegations of indirect infringement as to the ‘633, ‘331, and ‘026 patents. In June 2019, Intel filed requests for inter partes review of the patentability of claims in all five patents-in-suit. In January 2020, the District Court vacated an earlier November 2020 trial date based on agreement of the parties; no trial date is currently set. In January 2020, VLSI said that it was no longer asserting any claims of the ‘633 patent. In January and February 2020, the PTAB instituted review of the '552, '633, '331, and '026 patents, but declined to institute review on the '027 patent. As a result, Intel moved for stay of the District Court proceedings. In May 2020, the District Court stayed the case as to the '026 and '552 patents but allowed the case to proceed on the '027 and '331 patents. In January 2021, the PTAB invalidated certain asserted claims of the ‘026 patent, and in February the PTAB invalidated all asserted claims of the ‘552 patent. Intel filed a notice of appeal regarding the PTAB’s decision as to the ‘026 patent in March 2021, and the case remains stayed as to that patent and the '552 patent. For the '027 and '331 patents, VLSI is seeking damages of approximately $4.13 billion plus enhanced damages for the '027 patent. The deadline to file summary judgment motions and challenges to expert witnesses is in January 2022.
In March 2019, VLSI filed a third suit against Intel, also in U.S. District Court for the District of Delaware, alleging infringement of six more patents acquired from NXP: U.S. Patent Nos. 6,366,522; 6,663,187; 7,292,485; 7,606,983; 7,725,759; and 7,793,025. In April 2019, VLSI voluntarily dismissed this Delaware case without prejudice. In April 2019, VLSI filed three new infringement suits against Intel in the U.S. District Court for the Western District of Texas (WDTX) accusing various Intel processors of infringement. The three suits collectively assert the same six patents from the voluntarily dismissed Delaware case plus two additional patents acquired from NXP, U.S. Patent Nos. 7,523,373 and 8,156,357. VLSI accuses Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In the first Texas case, VLSI asserted the ‘373 and ‘759 patents (in December 2020 the court granted Intel summary judgment of non-infringement on the ‘357 patent, which had also been asserted in the first Texas case). That case went to trial in February 2021, and the jury awarded a “lump sum” to VLSI of $1.5 billion for literal infringement of the ‘373 patent and $675 million for infringement under the doctrine of equivalents of the ‘759 patent. The jury found that Intel had not willfully infringed either patent. Intel plans to challenge the verdict in post-trial motions and on appeal. Intel has challenged the verdict with post-trial motions, including filing in May 2021 a motion for a new trial and a motion for judgment as a matter of law that the ‘373 and ‘759 patents are not infringed and the ‘759 patent is invalid. The court denied the motion for new trial in August 2021, but other post-trial motions, including the motion for judgment as a matter of law, remain pending. If the court does not vacate the verdict Intel will challenge it on appeal.
The second Texas case went to trial in April 2021, and the jury found that Intel does not infringe the ‘522 and ‘187 patents. VLSI had sought approximately $3 billion for alleged infringement of those patents, plus enhanced damages for willful infringement. The third case is scheduled for trial in December 2021, and VLSI seeks approximately $2.2 billion to $2.4 billion for alleged infringement of the ‘983, ‘025 and ‘485 patents, plus enhanced damages for willful infringement. In October and November 2019, and in February 2020, Intel filed IPR petitions on certain asserted claims across six of the patents-in-suit in WDTX. Between May and October 2020, the PTAB denied all of these requests and Intel requested a rehearing, as well as review from the POP as to all petitions. All requests for POP review were denied in October and December 2020, and all requests for rehearing were denied as to all petitions between December 2020 and February 2021. Intel filed notices of appeal regarding the discretionary denials for all petitions in February and March of 2021, and VLSI moved to dismiss those appeals in March 2021. The Court dismissed the appeals in May 2021, and Intel petitioned for hearing en banc in June 2021. The Federal Circuit denied the petition in August 2021.
In May 2019, VLSI filed a case in Shenzhen Intermediate People’s Court against Intel, Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201410094015.9 accusing certain Intel Core processors of infringement. VLSI requests an injunction as well as RMB 1 million in damages and RMB 300 thousand in expenses. Defendants filed an invalidation petition in October 2019 with the CNIPA, which held a hearing in September 2021. In May 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court held the first evidentiary hearing in November 2020 and the second in July 2021. The court also held trial proceedings in the hearing in July 2021 and concluded that further trial proceedings were needed but would be stayed pending the outcome of defendants’ invalidity challenge at the CNIPA.
In May 2019, VLSI filed a second case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201080024173.7. VLSI accuses certain Intel Core processors and seeks an injunction, as well as RMB 1 million in damages and RMB 300 thousand in expenses. Defendants filed with the CNIPA an invalidation petition in October 2019, and the CNIPA held a hearing in September 2021, but has not yet issued a decision. In June 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court held its first evidentiary hearing in September 2020. The court held a second evidentiary hearing in December 2020, and a trial the same month. At trial, VLSI dropped its monetary damages claim, but still requested expenses (RMB 300 thousand) and an injunction. The court held a second evidentiary hearing in December 2020. The court has not yet issued a decision following the trial. Rather, the court stayed the case in December 2020 pending a determination on invalidity by the CNIPA.

Financial Statements	Notes to Financial Statements	22

In November 2019, Intel, along with Apple Inc., filed a complaint against Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, Inc., Uniloc Luxembourg S.A.R.L., VLSI, INVT SPE LLC, Inventergy Global, Inc., DSS Technology Management, Inc., IXI IP, LLC, and Seven Networks, LLC. Plaintiffs allege violations of Section 1 of the Sherman Act by certain defendants, Section 7 of the Clayton Act by certain defendants, and California Business and Professions Code section 17200 by all defendants based on defendants' unlawful aggregation of patents. In February 2020, defendants moved to dismiss plaintiffs' complaint. In July 2020, the court granted defendants’ motion to dismiss with leave to amend. The court dismissed antitrust claims related to two DSS patents with prejudice. The plaintiffs filed an amended complaint in August 2020, and defendants moved to dismiss in September 2020. The court heard defendants' motion to dismiss the amended complaint in December 2020 and dismissed plaintiffs’ amended complaint in January 2021, with leave to further amend. In December 2020, the court granted a joint motion by Apple and Seven Networks to dismiss with prejudice Apple’s claims against Seven Networks. Plaintiffs filed a second amended complaint in March 2021. Defendants moved to dismiss the Second Amended Complaint in May 2021. Apple withdrew from the case and dismissed its claims in June 2021. The court heard defendants’ motion to dismiss the Second Amended Complaint in September 2021, and dismissed Intel’s claims with prejudice that same month, entering judgment in favor of defendants.
In June 2020, affiliates controlled by Fortress Investment Group, which also controls VLSI, acquired Finjan Holdings, Inc. Intel had signed a “Settlement, Release and Patent License Agreement” with Finjan in 2012, acquiring a license to the patents of Finjan and its affiliates, current or future, through a capture period of November 20, 2022. The agreement also contains covenants wherein Finjan agrees to cause its affiliates to comply with the agreement. As such, Intel maintains that it now has a license to the patents of VLSI, which has become a Finjan affiliate, and that Finjan must cause VLSI to dismiss its suits against Intel. In August 2020, Intel started dispute resolution proceedings under the agreement. As a part of this dispute resolution process, Intel and Finjan held a mediation in December 2020, but failed to resolve their differences. Intel filed suit to enforce its rights under the License Agreement with Finjan in January 2021 in Delaware Chancery Court. In March 2021, defendants filed motions to dismiss the Chancery Court proceedings. The court heard those motions in May 2021, and dismissed all of Intel’s claims—except the breach of contract claim—with prejudice in September 2021 for lack of jurisdiction because, the court reasoned, Intel’s license defense has been raised in the other U.S. suits between Intel and VLSI and could be adjudicated in one of those actions. The court stayed Intel’s breach of contract claim pending a determination on whether Intel is licensed to VLSI’s patents. In September 2020, Intel filed motions to stay the Texas, Delaware, and Shanghai matters pending resolution of its dispute with Finjan. In November 2020, Intel filed a motion to stay the Shenzhen matter pending resolution of its dispute with Finjan. In November 2020, the Delaware court denied Intel’s motion to stay. The other stay motions remain pending. Finally, Intel filed a motion to amend its answer in the Texas matters to add a license defense in November 2020, and filed a motion to amend its answer in the Delaware matter to add a license defense in February 2021. The Texas court has not yet ruled on Intel’s motion to amend, but the Delaware court granted Intel’s motion in July 2021.
After consideration of the verdicts in the WDTX cases and the additional pending lawsuits filed by VLSI, Intel accrued a charge of $2.2 billion in the first quarter of 2021. We dispute VLSI’s claims and intend to vigorously defend against them.
Litigation Related to 7nm Product Delay Announcement
Starting in July 2020, five securities class action lawsuits were filed in the U.S. District Court for the Northern District of California against Intel and certain current and former officers based on Intel’s July 2020 announcement of 7nm product delays. The plaintiffs, who purport to represent classes of acquirers of Intel stock between October 2019 and July 2020, generally allege that the defendants violated securities laws by making false or misleading statements about the timeline for 7nm products in light of subsequently announced delays. In October 2020, the court consolidated the lawsuits and appointed lead plaintiffs, and in January 2021 the lead plaintiffs filed a consolidated complaint. Defendants moved to dismiss the consolidated complaint in March 2021. We dispute the claims described above and intend to defend the lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters. In July 2021, Intel introduced a new process node naming structure, and the 7nm process is now Intel 4.

Financial Statements	Notes to Financial Statements	23

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
On July 26, 2021, we provided an update on our manufacturing process and packaging technology roadmaps. As part of this update, we also introduced a new naming structure for our manufacturing process nodes, which includes the name changes summarized below:

Previous Process Node Name	New Process Node Name
10nm SuperFin	10nm SuperFin (unchanged)
10nm Enhanced SuperFin	Intel 7
Intel 7nm	Intel 4

Financial Statements	Notes to Financial Statements	24

Management's Discussion and Analysis

For additional key highlights of our results of operations, see "A Quarter in Review."
Client Computing Group
The PC is more essential than ever, enriching lives by helping people focus, create, and connect with friends, family, and coworkers around the world. Working with our partners across the industry, we intend to continue to advance PC experiences with innovations like our Intel® Evo™ platform which delivers exceptional mobile computing experiences for PC customers. As the largest business unit at Intel, CCG is investing more heavily in the PC, ramping up its capabilities even more aggressively, and designing the PC experience even more deliberately, delivering a predictable cadence of leadership products. As a result, we are able to fuel innovation across Intel, providing an important source of IP, scale, and cash flow.

CCG Revenue $B	CCG Operating Income $B

■ Platform	■ Adjacent

Revenue Summary
Revenue in Q3 2021 was down 2% due to lower notebook volume and adjacent revenue, partially offset by higher platform ASPs and increased desktop volume. Notebook volume declined in the consumer and education market segments due to industry-wide component shortages. Platform ASPs were higher in both notebook and desktop from a higher mix of large core products. Desktop demand strengthened due to consumer and commercial recovery from COVID-19 lows. Adjacent revenue was down compared to Q3 2020 due to the continued ramp down from the exit of our 5G smartphone modem and Home Gateway Platform businesses, partially offset by strength in wireless and connectivity.
Revenue YTD 2021 was up 4% compared to YTD 2020 due to continued strong demand in notebook and continued strength in desktop driven by consumer and commercial recovery from COVID-19 lows, partially offset by lower notebook and desktop ASPs due to strength in the consumer and education market segments. Adjacent revenue was down compared to YTD 2020 due to the continued ramp down from the exit of our 5G smartphone modem and Home Gateway Platform businesses, partially offset by strength in wireless and connectivity.

	Q3 2021 vs. Q3 2020			YTD 2021 vs. YTD 2020
(In Millions)	%		$ Impact	%		$ Impact
Desktop platform volume	up	16%	$394	up	8%	$648
Desktop platform ASP	up	4%	106	down	(1)%	(77)
Notebook platform volume	down	(14)%	(847)	up	24%	4,364
Notebook platform ASP	up	10%	525	down	(12)%	(2,685)
Adjacent products and other			(361)			(990)
Total change in revenue			$(183)			$1,260

MD&A	25

Operating Income Summary
Operating income in Q3 2021 decreased 7% from Q3 2020, with an operating margin of 34%. Operating income YTD 2021 increased 5%, with an operating margin of 37%.

(In Millions)
$3,317	Q3 2021 CCG Operating Income
(440)	Higher period charges driven by sell-through of reserved non-qualified platform products net of other reserves in Q3 2020, and reserves taken on non-qualified platform products in Q3 2021
(215)	Higher operating expenses driven by increased investment in support of leadership products
(205)	Higher period charges primarily associated with the ramp up of Intel 4
(105)	Lower adjacent product margin primarily driven by the exit of our 5G smartphone modem and Home Gateway Platform businesses
(85)	Higher period charges primarily associated with the ramp down of 14nm
510	Higher gross margin from platform revenue
185	Lower platform unit cost primarily due to cost improvements in 10nm SuperFin
125	Lower period charges primarily driven by a decrease in engineering samples
(7)	Other
$3,554	Q3 2020 CCG Operating Income

$11,197	YTD 2021 CCG Operating Income
855	Lower platform unit cost primarily due to cost improvements in 10nm SuperFin
450	Higher gross margin from platform revenue
255	Lower period charges driven by lower reserves taken on non-qualified platform products
125	Lower period charges primarily driven by a decrease in engineering samples
(540)	Higher operating expenses driven by increased investment in support of leadership products
(280)	Higher period charges primarily associated with the ramp up of Intel 4
(250)	Higher period charges primarily associated with the ramp down of 14nm
(39)	Other
$10,621	YTD 2020 CCG Operating Income

MD&A	26

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

Revenue Summary
Revenue in Q3 2021 was up 10% on higher platform volume and higher ASPs, primarily due to recovery in the enterprise and government market segment, compared to COVID-driven lows, and stronger core mix, partially offset by lower revenue in the cloud service providers market segment compared to a strong, COVID-driven Q3 2020. Adjacent revenue was down, primarily due to accelerated 5G networking related purchases in Q3 2020, partially offset by the inclusion of the Intel Optane memory business, which grew year over year. Year over year, the enterprise and government market segment was up 70%, the communications service providers market segment was up 18% and the cloud service providers market segment was down 20%.
Revenue YTD 2021 was down 7% compared to YTD 2020 on lower ASPs in a competitive environment, product mix, and on lower platform volume compared to a strong, COVID-driven YTD 2020.
During Q3 2021, demand for DCG products was adversely impacted by industry component supply constraints, as well as demand softness in China, including among cloud service provider customers, as customers adapt to regulatory changes. We expect these trends to continue in Q4 2021.

	Q3 2021 vs. Q3 2020			YTD 2021 vs. YTD 2020
(In Millions)	%		$ Impact	%		$ Impact
Platform volume	up	8%	$422	down	(2)%	$(377)
Platform ASP	up	3%	174	down	(6)%	(1,121)
Adjacent products	down	(1)%	(5)	down	—%	(2)
Total change in revenue			$591			$(1,500)

MD&A	27

Operating Income Summary
Operating income in Q3 2021 increased 8% from Q3 2020, with an operating margin of 32%. Operating income YTD 2021 decreased 38%, with an operating margin of 28%.

(In Millions)
$2,057	Q3 2021 DCG Operating Income
530	Higher gross margin from platform revenue
285	Higher adjacent gross margin
100	Lower period charges driven by absence of reserves, including reserves taken on non-qualified platform products in 2020, and by sell-through of other reserves in 2021
(285)	Higher operating expenses driven by increased investment in leadership products
(225)	Higher period charges primarily associated with the ramp up of Intel 4
(170)	Higher platform unit cost primarily from increased mix of 10nm SuperFin products
(75)	Higher period charges primarily associated with the ramp down of 14nm
(6)	Other
$1,903	Q3 2020 DCG Operating Income

$5,271	YTD 2021 DCG Operating Income
(1,445)	Lower gross margin from platform revenue
(900)	Higher operating expenses driven by increased investment in leadership products
(530)	Higher platform unit cost primarily from increased mix of 10nm SuperFin products
(390)	Higher period charges primarily associated with the ramp up of Intel 4
(260)	Higher period charges primarily associated with the ramp down of 14nm
285	Higher adjacent product margin
25	Lower period charges driven by an absence of reserves, including reserves taken on non-qualified platform products in 2020, partially offset by other reserves recorded in 2021
(8)	Other
$8,494	YTD 2020 DCG Operating Income

MD&A	28

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

Revenue and Operating Income Summary

Q3 2021 vs. Q3 2020
IOTG revenue was $1.0 billion, up $365 million, driven by higher demand for IOTG platform products amid recovery from the economic impacts of COVID-19. Operating income was $276 million, up $215 million year over year.
Mobileye revenue was $326 million, up $92 million driven by improvement in global vehicle production year over year. Operating income was $105 million, up $58 million year over year.

YTD 2021 vs. YTD 2020
IOTG revenue was $2.9 billion, up $710 million, driven by higher demand for IOTG platform products amid recovery from the economic impacts of COVID-19, partially offset by lower ASPs. Operating income was $775 million, up $401 million.
Mobileye revenue was $1.0 billion, up $396 million, driven by improvement in global vehicle production compared to the same period in 2020. Operating income was $361 million, up $230 million.

MD&A	29

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

Revenue and Operating Income Summary

Q3 2021 vs. Q3 2020
Revenue was $1.1 billion, down $48 million from Q3 2020, primarily due to supply chain constraints, $151 million lower ASPs due to mix shift, and the transfer of the Intel Optane memory business to DCG ($86 million in Q3 2020), partially offset by $188 million higher volume. Operating income was $442 million, up $413 million from Q3 2020 due to $411 million improvements in unit cost, primarily driven by the absence of depreciation expense from NAND property, plant and equipment that is held for sale, partially offset by $186 million lower revenue on ASP decline. Operating income also benefited from the transfer of the Intel Optane memory business from Q3 2021 NSG results (a loss of $116 million in Q3 2020).

YTD 2021 vs. YTD 2020
Revenue was $3.3 billion, down $840 million, driven by $814 million lower ASPs due to market softness and pricing pressure, and due to the transfer of the Intel Optane memory business to DCG ($298 million YTD 2020), partially offset by $271 million higher volume on strong demand. Operating income was $1.0 billion, up $730 million from YTD 2020, due to $1.1 billion of improvements in unit cost, primarily driven by the absence of depreciation expense from NAND property, plant and equipment that is held for sale, $376 million of lower period charges, and $162 million of lower operating expenses partially offset by $940 million of lower revenue on ASP decline. Operating income also benefited from the transfer of the Intel Optane memory business from YTD 2021 NSG results (a loss of $473 million YTD 2020).

MD&A	30

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

Revenue and Operating Income Summary

Q3 2021 vs. Q3 2020
Revenue was $478 million, up $67 million driven by recovery in all market segments from COVID-19 lows, led by embedded. Operating income was $76 million, up $36 million.

YTD 2021 vs. YTD 2020
Revenue was $1.5 billion, up $19 million driven by strength in embedded, partially offset by customer inventory digestion. Operating income was $246 million, up $29 million.

MD&A	31

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	Q3 2021		Q3 2020		YTD 2021		YTD 2020
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$19,192	100.0%	$18,333	100.0%	$58,496	100.0%	$57,889	100.0%
Cost of sales	8,446	44.0%	8,592	46.9%	25,690	43.9%	25,625	44.3%
Gross margin	10,746	56.0%	9,741	53.1%	32,806	56.1%	32,264	55.7%
Research and development	3,803	19.8%	3,272	17.8%	11,141	19.0%	9,901	17.1%
Marketing, general and administrative	1,674	8.7%	1,435	7.8%	4,601	7.9%	4,423	7.6%
Restructuring and other charges	42	0.2%	(25)	(0.1)%	2,597	4.4%	146	0.3%
Operating income	5,227	27.2%	5,059	27.6%	14,467	24.7%	17,794	30.7%
Gains (losses) on equity investments, net	1,707	8.9%	56	0.3%	2,370	4.1%	212	0.4%
Interest and other, net	(76)	(0.4)%	(74)	(0.4)%	(328)	(0.6)%	(416)	(0.7)%
Income before taxes	6,858	35.7%	5,041	27.5%	16,509	28.2%	17,590	30.4%
Provision for taxes	35	0.2%	765	4.2%	1,264	2.2%	2,548	4.4%
Net income	$6,823	35.6%	$4,276	23.3%	$15,245	26.1%	$15,042	26.0%
Earnings per share—diluted	$1.67		$1.02		$3.73		$3.52

MD&A	32

Revenue

Segment Revenue Walk $B
Q3 2021 vs. Q3 2020
Our Q3 2021 revenue was $19.2 billion, up $859 million from Q3 2020. DCG revenue grew 10% on higher platform volume and higher platform ASPs, primarily due to recovery in the enterprise and government market segment compared to COVID-driven lows, and stronger core mix, partially offset by lower revenue in the cloud service providers market segment compared to a COVID-driven Q3 2020. IOTG and Mobileye were both up primarily on higher demand amid recovery from the economic impacts of COVID-19. CCG was down 2% due to lower notebook volume and adjacent revenue, partially offset by higher platform ASPs and increased desktop volume. Notebook volume declined in the consumer and education market segments due to industry-wide component shortages. Platform ASPs were higher in both notebook and desktop from a higher mix of large core products. Desktop demand strengthened due to consumer and commercial recovery from COVID-19 lows. NSG was down 4% primarily due to supply chain constraints, lower ASPs due to mix shift, and due to the transfer of the Intel Optane memory business to DCG, partially offset by higher volume.
We saw impacts from ongoing industry component and substrate shortages across a majority of our businesses and we expect these constraints to continue.
YTD 2021 vs. YTD 2020
Our YTD 2021 revenue was $58.5 billion, up $607 million or 1% from YTD 2020. CCG was up 4% due to continued strength in notebook demand and continued recovery in desktop demand, partially offset by lower notebook and desktop ASPs due to strength in the consumer and education market segments. IOTG and Mobileye were both up 32% and 62%, respectively, on higher demand amid recovery from the economic impacts of COVID-19. Our "all other" revenue increased primarily due to $584 million from a prepaid supply agreement settled in Q1 2021. DCG decreased 7% on lower ASPs in a competitive environment, product mix, and on lower platform volume compared to a strong, COVID-driven YTD 2020. NSG was down 20% primarily due to lower ASPs, partially offset by higher volume.

MD&A	33

Gross Margin
We derived a substantial majority of our overall gross margin from the sale of platform products in the CCG and DCG operating segments. Our overall gross margin dollars in Q3 2021 increased by $1.0 billion, or 10% compared to Q3 2020.
Earlier this year, we announced our IDM 2.0 strategy, in which we announced our plans to continue to build a majority of our products in Intel fabs, to expand our use of third-party foundry capacity, and to build a world-class foundry business. As part of our IDM 2.0 strategy, we also announced plans to significantly expand our manufacturing capacity and goals related to process technology and product leadership. While we are analyzing the investment plans required to achieve our objectives, we anticipate that we will accelerate our investments in manufacturing capacity and R&D, including for our process technology roadmap, to position the company for accelerating revenue growth. With the impact of these investments, we anticipate that our gross margin will be approximately in the 51-53%1 range for the next two or three years before moving upward.

Gross Margin $B
    (Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$10,746	Q3 2021 Gross Margin
1,320	Higher gross margin from platform revenue
545	Higher gross margin from adjacent businesses primarily due to increased volume amidst improvement in global vehicle production
(455)	Higher period charges primarily associated with the ramp up of Intel 4
(195)	Higher period charges driven by sell-through of reserved non-qualified platform products in Q3 2020 and reserves taken on non-qualified platform products in Q3 2021, partially offset by lower reserves compared to Q3 2020
(170)	Higher period charges primarily associated with the ramp down of 14nm
(40)	Other
$9,741	Q3 2020 Gross Margin

$32,806	YTD 2021 Gross Margin
1,010	Higher gross margin from adjacent businesses primarily due to improved NAND unit cost, increased volume amidst improvement in global vehicle production and higher margins on wireless and connectivity
585	Prepaid supply agreement settled and recognized to revenue in Q1 2021
485	Lower period charges driven by lower reserves taken on non-qualified platform products compared to 2020, partially offset by 2020 sell-through of other reserves
315	Lower platform unit cost primarily from cost improvements in 10nm SuperFin products
(715)	Higher period charges primarily associated with the ramp up of Intel 4
(535)	Higher period charges primarily associated with the ramp down of 14nm
(535)	Lower gross margin from platform revenue
(68)	Other
$32,264	YTD 2020 Gross Margin

1 See "Non-GAAP Financial Measures" within MD&A.

MD&A	34

Operating Expenses
Total R&D and MG&A expenses for Q3 2021 were $5.5 billion, up 16% from Q3 2020, and $15.7 billion for YTD 2021, up 10% from YTD 2020. These expenses represent 28.5% of revenue for Q3 2021 and 25.7% of revenue for Q3 2020, and 26.9% of revenue for YTD 2021 and 24.7% of revenue for YTD 2020.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages indicate expenses as a percentage of total revenue)

Research and Development
Q3 2021 vs. Q3 2020

R&D increased by $531 million, or 16.2%, driven by the following:

+	Incentive-based cash compensation
+	Investments in CCG, DCG, and Mobileye
+	Investments in our process technology
YTD 2021 vs. YTD 2020

R&D spending increased by $1.2 billion, or 12.5%, driven by the following:

+	Investments in CCG, DCG, and Mobileye
+	Investments in our process technology
+	Incentive-based cash compensation

Marketing, General, and Administrative
Q3 2021 vs. Q3 2020

MG&A increased by $239 million, or 16.7%, driven by the following:

+	Increase in corporate spending
+	Incentive-based cash compensation
YTD 2021 vs. YTD 2020

MG&A spending increased by $178 million, or 4.0%, driven by the following:

+	Increase in corporate spending
+	Incentive-based cash compensation

MD&A	35

Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Ongoing mark-to-market adjustments on marketable equity securities	$(192)	$(146)	$(345)	$(84)
Observable price adjustments on non-marketable equity securities	79	5	702	142
Impairment charges	(38)	(40)	(111)	(233)
Sale of equity investments and other	1,858	237	2,124	387
Gains (losses) on equity investments, net	$1,707	$56	$2,370	$212
Interest and other, net	$(76)	$(74)	$(328)	$(416)
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments during the first nine months of 2021 were primarily related to our interest in Montage Technology, Co. Ltd. During the first nine months of 2020, ongoing mark-to-market adjustments were primarily driven by our interest in Cloudera, Inc.
In the first quarter of 2021, we recognized $471 million in observable price adjustments in our investment in Beijing Unisoc Technology Ltd.
Sale of equity investments and other during the third quarter of 2021 includes $447 million of initial fair value adjustments related to four companies that went public, and a McAfee special dividend of $1.1 billion paid in connection with the sale of McAfee's Enterprise Business to Symphony Technology Group.
Interest and other, net
During the first nine months of 2020, we paid $1.1 billion to fully satisfy conversion obligations for $372 million of our $2.0 billion 2009 Debentures and recognized a loss of $109 million in interest and other, net and $750 million as a reduction in stockholders' equity related to the conversion feature.
Restructuring and Other Charges

(In Millions)	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Employee severance and benefit arrangements	$21	$(17)	$43	$90
Litigation charges and other	16	(2)	2,267	54
Asset impairment charges	5	(6)	287	2
Total restructuring and other charges	$42	$(25)	$2,597	$146
Litigation charges and other includes a charge of $2.2 billion in Q1 2021 related to the VLSI litigation, and asset impairment charges includes impairments related to the shutdown of two of our non-strategic businesses in Q2 2021. Refer to "Note 6: Restructuring and Other Charges" and "Note 13: Contingencies" within Notes to Consolidated Condensed Financial Statements for further information.
Provision for Taxes

(In Millions)	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Income before taxes	$6,858	$5,041	$16,509	$17,590
Provision for taxes	$35	$765	$1,264	$2,548
Effective tax rate	0.5%	15.2%	7.7%	14.5%
In Q3 2021, our effective tax rate decreased due to the restructuring of certain non-U.S. subsidiaries. As a result, we recognized one-time tax benefits from the release of valuation allowances of certain foreign deferred tax assets. In addition, we established deferred tax assets in Q3 2021 to offset the foreign deferred tax liabilities that were originally recognized in 2020 related to the change in our permanent reinvestment assertion with respect to undistributed earnings in China in connection with our planned divestiture of the NAND memory business.

MD&A	36

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Sep 25, 2021	Dec 26, 2020
Cash and cash equivalents	$7,870	$5,865
Short-term investments	4,004	2,292
Trading assets	22,761	15,738
Other long-term investments	953	2,192
Loans receivable and other	252	947
Total cash and investments[1]	$35,840	$27,034
Total debt	$40,304	$36,401
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
In the third quarter of 2021, we issued a total of $5.0 billion aggregate principal senior notes, and in the first quarter of 2021, we entered into a $5.0 billion variable-rate revolving credit facility which matures in March 2026. Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of September 25, 2021, we had no outstanding commercial paper or borrowings on the revolving credit facility.
In the first quarter of 2021, we repurchased the remaining $2.4 billion in shares of our planned $20.0 billion share repurchases announced in October 2019.
As described above in “Gross Margin,” we anticipate that we will accelerate our investments in manufacturing capacity and R&D, including for our process technology roadmap. While we are analyzing the investment plans required to achieve our objectives, we forecast that our capital expenditures in 2022 will be approximately in the $25-28 billion range, with potential for further growth in subsequent years. We expect our cash from operations to be strong, but our capital investments to pressure our free cash flow in the short term.
We believe we have sufficient sources of funding to meet our business requirements in the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and acquisitions, strategic investments, and dividends.

Cash from Operations $B	Capital Expenditures $B	Cash to Stockholders $B

■ Dividends ■ Buybacks

	Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020
Net cash provided by operating activities	$24,194	$25,494
Net cash used for investing activities	(20,133)	(15,112)
Net cash provided by (used for) financing activities	(2,056)	(11,220)
Net increase (decrease) in cash and cash equivalents	$2,005	$(838)

1 See "Non-GAAP Financial Measures" within MD&A.

MD&A	37

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first nine months of 2021 compared to the first nine months of 2020, the decrease in cash provided by operations was primarily driven by a decrease in net working capital contributions and cash paid to settle a prepaid supply agreement in the first quarter of 2021, partially offset by a McAfee special dividend received in the third quarter of 2021.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and proceeds from divestitures and cash used for acquisitions.
Cash used for investing activities was higher in the first nine months of 2021 compared to the first nine months of 2020, primarily driven by an increase in purchases of trading assets and an increase in capital expenditures, partially offset by an increase in maturities and sales of trading assets.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash used for financing activities was lower in the first nine months of 2021 compared to the first nine months of 2020 due to a decrease in repurchases of common stock and a decrease in repayment of debt and debt conversion, partially offset by a decrease in cash provided by long-term debt issuances.
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
Long-term gross margin outlook range is provided on a non-GAAP basis and excludes the impact of amortization of acquisition-related intangible assets. It also assumes the completion of the first closing of the divestiture of our NAND business prior to such periods. We are unable to provide a full reconciliation of this measure to the corresponding GAAP measure without unreasonable efforts, as the amount and timing of such adjustments on a long-term basis are subject to considerable uncertainty. We believe such a reconciliation would also imply a degree of precision that is inappropriate for this forward-looking measure.
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

MD&A	38

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
NAND memory business	Our NAND memory business is subject to a pending sale to SK hynix, as announced in October 2020.
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

Total cash and investments	Total cash and investments is used by management when assessing our sources of liquidity, which includes cash and cash equivalents, short-term investments, trading assets, other long-term investments, and loans receivable and other.	This non-GAAP measure is helpful in understanding our capital resources and liquidity position.

MD&A	39

Following are the reconciliations of our most comparable U.S. GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Sep 25, 2021	Sep 26, 2020
Net revenue	$19,192	$18,333
NAND memory business	(1,105)	(1,067)
Non-GAAP net revenue	$18,087	$17,266

Operating income	$5,227	$5,059
Acquisition-related adjustments	375	362
Restructuring and other charges	42	(25)
NAND memory business	(442)	(145)
Non-GAAP operating income	$5,202	$5,251

Operating margin	27.2%	27.6%
Acquisition-related adjustments	2.0%	2.0%
Restructuring and other charges	0.2%	(0.1)%
NAND memory business	(0.6)%	0.9%
Non-GAAP operating margin[1]	28.8%	30.4%

Earnings per share—diluted	$1.67	$1.02
Acquisition-related adjustments	0.09	0.09
Restructuring and other charges	0.01	(0.01)
Ongoing mark-to-market on marketable equity securities	0.04	0.03
NAND memory business	(0.10)	(0.04)
Income tax effects	—	(0.01)
Non-GAAP earnings per share—diluted	$1.71	$1.08
1 Our reconciliation of GAAP to non-GAAP operating margin percentage reflects the exclusion of our NAND memory business from net revenue.

	Nine Months Ended
(In Millions)	Sep 25, 2021	Sep 26, 2020
Net cash provided by operating activities	$24,194	$25,494
Additions to property, plant and equipment	(11,579)	(10,392)
Free cash flow	$12,615	$15,102

Net cash used for investing activities	$(20,133)	$(15,112)
Net cash provided by (used for) financing activities	$(2,056)	$(11,220)

MD&A	40

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
Risk Factors
The risks described in "Risk Factors" within Other Key Information in our 2020 Form 10-K and our subsequent Form 10-Qs could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and Consolidated Condensed Financial Statements and Supplemental Details sections.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending September 25, 2021. As of September 25, 2021, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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

Other Key Information	41

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period, even when the activities, transactions, or dealings are conducted in compliance with applicable law. On March 2, 2021, the U.S. Secretary of State designated the Federal Security Service of the Russian Federation (FSB) as a party subject to one such sanction. From time to time, our local subsidiary is required to engage with the FSB as a licensing authority and file documents in order to conduct business within the Russian Federation. All such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), and there are no gross revenues or net profits directly associated with any such dealings by us with the FSB. We plan to continue these activities as required to conduct business in the Russian Federation to the extent permitted by applicable law.
On April 15, 2021, the U.S. Department of the Treasury designated Pozitiv Teknolodzhiz, AO (Positive Technologies), a Russian IT security firm, as a party subject to one of the sanctions specified in Section 13(r). Prior to the designation, we communicated with Positive Technologies regarding its IT security research and coordinated disclosure of security vulnerabilities identified by the firm. Based on a license issued by OFAC, we resumed such communications. There are no gross revenues or net profits directly associated with any such activities. We plan to continue these communications in accordance with the terms and conditions of the OFAC license.

Other Key Information	42

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 10, 2021	8-K	000-06217	3.2	3/16/2021
4.1	Seventeenth Supplemental Indenture, dated as of August 12, 2021, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	8/12/2021
10.1†	Separation Agreement and General Release of Claims between Intel Corporation and Navin Shenoy, dated July 9, 2021	8-K	000-06217	10.1	7/13/2021
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	43

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 24
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Results of operations	Pages 2, 25 - 36
	Liquidity and capital resources	Pages 37 - 38
	Off-balance sheet arrangements	(a)
	Contractual obligations	Pages 13, 37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 41
Item 4.	Controls and Procedures	Page 41

Part II - Other Information
Item 1.	Legal Proceedings	Pages 19 - 23
Item 1A.	Risk Factors	Page 41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 41
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 42
Item 6.	Exhibits	Page 43

Signatures		Page 45
(a)    As of September 25, 2021, we did not have any significant off-balance sheet arrangements, as previously defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Key Information	44

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 21, 2021	By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date:	October 21, 2021	By:	/s/ KEVIN T. MCBRIDE
Kevin T. McBride
Vice President of Finance, Corporate Controller and Principal Accounting Officer

45