Form 10-Q
period 2022-07-02
INTEL CORP
filed 2022-07-29
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 2, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 2, 2022, the registrant had outstanding 4,106 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate," "adjust," "allow," "anticipate," "believe," "committed," "continue," "could," "deliver," "estimate," "expect," "focus," "goals," "grow," "guidance," "improve," "increase," "intend," "likely," "manage," "may," "might," "on track," "opportunity," "plans," "position," "potentially," "roadmap," "seeks," "should," "targets," "to be," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to Intel’s strategy and its anticipated benefits, including our February 2022 Investor Day financial model, Smart Capital strategy, and updates to our reporting structure; Intel's process and packaging technology, roadmap, and schedules, including future node performance and other metrics; manufacturing expansion and financing plans; investment plans, and impacts of investment plans, including in the U.S. and abroad; future responses to and effects of COVID-19, including manufacturing, transportation, and operational restrictions or disruptions, such as the recent port shutdowns in China; future economic conditions; projections of our future financial performance; future business, social, and environmental performance, goals, measures and strategies; our anticipated growth and trends in our businesses and operations; projected growth and trends in markets relevant to our businesses; business plans; future products, services and technology, and the expected regulation, availability, production, and benefits of such products, services and technology; projected costs and yield trends; product and manufacturing plans, goals, timelines, ramps, progress and future product and process leadership and performance; geopolitical conditions, including the impacts of Russia's war on Ukraine and the suspension of our operations; expected timing and impact of acquisitions, divestitures, and other significant transactions, including statements relating to the pending acquisition of Tower Semiconductor Ltd., the sale of our NAND memory business, the proposed initial public offering of Mobileye, and the wind-down of our Intel® Optane™ memory business; expected completion of restructuring activities; availability, uses, sufficiency, and cost of capital and of capital resources, including expected returns to stockholders such as dividends and share repurchases, and the expected timing of future repurchases; our valuation; future production capacity and product supply; supply expectations, including regarding constraints, limitations, pricing, and industry shortages; the future purchase, use, and availability of products, components and services supplied by third parties, including third-party IP and manufacturing services; tax- and accounting-related expectations; LIBOR-related expectations; uncertain events or assumptions, including statements relating to TAM, product or customer demand or market opportunity; and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report, our 2021 Form 10-K, and our Form 10-Q for the quarter ended April 2, 2022, particularly in "Risk Factors" within Other Key Information, including changes in demand for our products, changes in product mix, the complexity of our manufacturing operations, competition, investments in R&D and our business, products, and technologies, vulnerability to product and manufacturing-related risks, the effects of the COVID-19 pandemic, supply chain risks, cybersecurity and privacy risks, investment and transaction risk, evolving regulatory and legal requirements, and the risks of our global operations, among others. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, unless an earlier date is specified, including expectations based on third-party information and projections that management believes to be reputable, and Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

Intel, the Intel logo, Intel Core, and Intel Optane are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

A Quarter in Review

Total revenue of $15.3 billion was down $4.3 billion year over year or 22%, as CCG revenue decreased 25% and DCAI revenue decreased 16%. Q2 2022 results were impacted by a weakening and uncertain macroeconomic environment impacted by inflation, higher interest rates and the war in Ukraine, and our customers' adjustment to this new environment. We were also impacted by worse than expected reductions in demand following COVID-driven highs as well as supply dislocations in China and other parts of the supply chain, including following the extended shutdown of ports in China. CCG revenue was down on lower notebook and desktop volume. Notebook ASPs were higher due to a resulting change in product mix. DCAI revenue decreased 16% on lower Server volume, while Server ASPs decreased due to a higher mix of hyperscale customer-related revenue within a competitive environment. CCG and DCAI customers tempered purchases to reduce existing inventories and adjust to a lower demand environment. NEX revenue increased 11% primarily due to increased demand for Ethernet and 5G products and higher ASPs, partially offset by decreased demand for Network Xeon.

Revenue	Gross Margin	Diluted EPS	Cash Flows
■ GAAP $B ■ Non-GAAP $B	■ GAAP ■ Non-GAAP	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Adjusted Free Cash Flow $B

$15.3B	36.5%	44.8%	$(0.11)	$0.29	$6.7B	$(0.8)B
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $4.3B or 22% from Q2 2021	Gross margin down 20.6 ppts from Q2 2021	Gross margin down 15 ppts from Q2 2021	Diluted EPS down $1.35 or 109% from Q2 2021	Diluted EPS down $1.07 or 79% from Q2 2021	Operating cash flow down $7.4B or 53% from YTD 2021	Adjusted free cash flow down $7.5B or 112% from YTD 2021

Lower revenue in CCG and DCAI; higher revenue in NEX; lack of NAND revenue compared to Q2 2021.
Lower gross margin from lower revenue, higher inventory reserves, higher period charges from ramp of Intel 4, higher unit cost, Optane inventory impairment from winding down Intel Optane, and patent settlement charges.
			Lower EPS from lower gross margin, higher operating expenses from additional investment in R&D and higher losses on equity investments, partially offset by a tax benefit on the operating loss.
Lower operating cash flow driven by lower income after adjusting for non-cash items, including the gain on the sale of McAfee and the pre-tax gain from the divestiture of our NAND business; also affected by unfavorable working capital changes.

Key Developments
▪We announced the implementation of cost-cutting measures, including a slower pace of hiring, designed to reduce operating expenditures and manage the business towards the long-term financial model set forth at our February Investor Day.
▪We announced that the ramp of Sapphire Rapids is expected to occur later in the year than previously forecasted and upon release, combined with the remainder of our next-gen Intel® Xeon® Scalable processors, it is expected to unleash the data center ecosystem and usher in new progress for AI driven software and security, enabling us to capture new share in fast-growing markets like AI, networking, and cryptography.
▪We launched the 12th Gen Intel® Core™ HX processors – the final products in our Alder Lake family. The 12th Gen Intel Core HX processors utilize desktop-caliber silicon in a mobile package to deliver high levels of performance for professional workflows like CAD, animation and visual effects.
▪We announced a strategic partnership with MediaTek to manufacture chips for a range of smart edge devices using IFS advanced process technologies and global capacity.

1 See "Non-GAAP Financial Measures" within MD&A.
2 See "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.

A Quarter in Review	2

Consolidated Condensed Statements of Income

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Net revenue	$15,321	$19,631	$33,674	$39,304
Cost of sales	9,734	8,425	18,843	17,244
Gross margin	5,587	11,206	14,831	22,060
Research and development	4,400	3,715	8,762	7,338
Marketing, general and administrative	1,800	1,599	3,552	2,927
Restructuring and other charges	87	346	(1,124)	2,555
Operating expenses	6,287	5,660	11,190	12,820
Operating income (loss)	(700)	5,546	3,641	9,240
Gains (losses) on equity investments, net	(90)	295	4,233	663
Interest and other, net	(119)	(96)	878	(252)
Income (loss) before taxes	(909)	5,745	8,752	9,651
Provision for (benefit from) taxes	(455)	684	1,093	1,229
Net income (loss)	$(454)	$5,061	$7,659	$8,422
Earnings (loss) per share—basic	$(0.11)	$1.25	$1.87	$2.08
Earnings (loss) per share—diluted	$(0.11)	$1.24	$1.86	$2.06
Weighted average shares of common stock outstanding:
Basic	4,100	4,049	4,095	4,053
Diluted	4,100	4,084	4,120	4,090

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	3

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In Millions; Unaudited)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Net income (loss)	$(454)	$5,061	$7,659	$8,422
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	(627)	6	(742)	(344)
Actuarial valuation and other pension benefits (expenses), net	9	12	27	25
Translation adjustments and other	(5)	(10)	(30)	(25)
Other comprehensive income (loss)	(623)	8	(745)	(344)
Total comprehensive income (loss)	$(1,077)	$5,069	$6,914	$8,078
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	4

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Jul 2, 2022	Dec 25, 2021

Assets
Current assets:
Cash and cash equivalents	$4,390	$4,827
Short-term investments	22,654	24,426
Accounts receivable	6,063	9,457
Inventories	12,174	10,776
Assets held for sale	32	6,942
Other current assets	5,275	2,130
Total current assets	50,588	58,558

Property, plant and equipment, net of accumulated depreciation of $89,163 ($85,294 as of December 25, 2021)	71,660	63,245
Equity investments	5,929	6,298
Goodwill	27,587	26,963
Identified intangible assets, net	6,427	7,270
Other long-term assets	8,227	6,072
Total assets	$170,418	$168,406

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$2,882	$4,591
Accounts payable	7,945	5,747
Accrued compensation and benefits	2,730	4,535
Other accrued liabilities	13,661	12,589
Total current liabilities	27,218	27,462
Debt	32,548	33,510
Income taxes payable	3,684	4,305
Deferred income taxes	572	2,667
Other long-term liabilities	5,178	5,071
Contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,106 issued and outstanding (4,070 issued and outstanding as of December 25, 2021)	29,858	28,006
Accumulated other comprehensive income (loss)	(1,625)	(880)
Retained earnings	72,985	68,265
Total stockholders’ equity	101,218	95,391
Total liabilities and stockholders’ equity	$170,418	$168,406
See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
(In Millions; Unaudited)	Jul 2, 2022	Jun 26, 2021
Cash and cash equivalents, beginning of period	$4,827	$5,865
Cash flows provided by (used for) operating activities:
Net income (loss)	7,659	8,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,528	4,862
Share-based compensation	1,599	1,044
Restructuring and other charges	73	2,555
Amortization of intangibles	968	897
(Gains) losses on equity investments, net	(4,230)	(555)
(Gains) losses on divestitures	(1,072)	—
Changes in assets and liabilities:
Accounts receivable	3,397	(678)
Inventories	(1,386)	(126)
Accounts payable	117	425
Accrued compensation and benefits	(1,985)	(836)
Prepaid customer supply agreements	(12)	(1,571)
Income taxes	(2,232)	114
Other assets and liabilities	(1,724)	(404)
Total adjustments	(959)	5,727
Net cash provided by operating activities	6,700	14,149
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(11,846)	(7,574)
Additions to held for sale NAND property, plant and equipment	(206)	(682)
Purchases of short-term investments	(25,514)	(16,637)
Maturities and sales of short-term investments	25,407	15,062
Sales of equity investments	4,775	149
Proceeds from divestitures	6,579	—
Other investing	(1,667)	768
Net cash used for investing activities	(2,472)	(8,914)
Cash flows provided by (used for) financing activities:
Payments on finance leases	(299)	—
Repayment of debt	(1,688)	(500)
Proceeds from sales of common stock through employee equity incentive plans	589	589
Repurchase of common stock	—	(2,415)
Payment of dividends to stockholders	(2,986)	(2,821)
Other financing	(281)	(1,207)
Net cash used for financing activities	(4,665)	(6,354)
Net increase (decrease) in cash and cash equivalents	(437)	(1,119)
Cash and cash equivalents, end of period	$4,390	$4,746

Supplemental disclosures:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$3,286	$2,426
Cash paid during the period for:
Interest, net of capitalized interest	$214	$283
Income taxes, net of refunds	$3,326	$1,110

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings[1]	Total
(In Millions, Except Per Share Amounts; Unaudited)	Shares	Amount
Three Months Ended

Balance as of April 02, 2022	4,089	$29,244	$(1,002)	$74,894	$103,136
Net income (loss)	—	—	—	(454)	(454)
Other comprehensive income (loss)	—	—	(623)	—	(623)
Employee equity incentive plans and other	22	12	—	—	12
Share-based compensation	—	892	—	—	892
Restricted stock unit withholdings	(5)	(290)	—	44	(246)
Cash dividends declared ($0.37 per share)	—	—	—	(1,499)	(1,499)
Balance as of July 02, 2022	4,106	$29,858	$(1,625)	$72,985	$101,218

Balance as of March 27, 2021	4,038	$26,272	$(1,103)	$54,638	$79,807
Net income (loss)	—	—	—	5,061	5,061
Other comprehensive income (loss)	—	—	8	—	8
Employee equity incentive plans and other	24	23	—	—	23
Share-based compensation	—	619	—	—	619
Restricted stock unit withholdings	(5)	(259)	—	(52)	(311)
Balance as of June 26, 2021	4,057	$26,655	$(1,095)	$59,647	$85,207

Six Months Ended

Balance as of December 25, 2021	4,070	$28,006	$(880)	$68,265	$95,391
Net income (loss)	—	—	—	7,659	7,659
Other comprehensive income (loss)	—	—	(745)	—	(745)
Employee equity incentive plans and other	42	601	—	—	601
Share-based compensation	—	1,599	—	—	1,599
Repurchase of common stock	—	—	—	—	—
Restricted stock unit withholdings	(6)	(348)	—	47	(301)
Cash dividends declared ($0.73 per share)	—	—	—	(2,986)	(2,986)
Balance as of July 02, 2022	4,106	$29,858	$(1,625)	$72,985	$101,218

Balance as of December 26, 2020	4,062	$25,556	$(751)	$56,268	$81,073
Net income (loss)	—	—	—	8,422	8,422
Other comprehensive income (loss)	—	—	(344)	—	(344)
Employee equity incentive plans and other	41	588	—	—	588
Share-based compensation	—	1,044	—	—	1,044
Repurchase of common stock	(40)	(249)	—	(2,166)	(2,415)
Restricted stock unit withholdings	(6)	(284)	—	(56)	(340)
Cash dividends declared ($0.70 per share)	—	—	—	(2,821)	(2,821)
Balance as of June 26, 2021	4,057	$26,655	$(1,095)	$59,647	$85,207
1The retained earnings balance as of December 26, 2020 includes an opening balance adjustment made as a result of the adoption of a new accounting standard in 2021.
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	7

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2021 Form 10-K and as updated by our Form 10-Q for the quarter ended April 2, 2022.
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the Consolidated Financial Statements in our 2021 Form 10-K where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates.

Note 2 :	Operating Segments
We previously announced several organizational changes that would accelerate the execution and innovation of our Company by allowing us to capture growth in both large traditional markets and high-growth emerging markets. This includes reorganization of our business units to capture this growth and to provide increased transparency, focus and accountability. As a result, we modified our segment reporting in the first quarter of 2022 to align to the previously-announced business reorganization. All prior-period segment data has been retrospectively adjusted to reflect the way our CODM internally receives information, and manages and monitors our operating segment performance starting in fiscal year 2022.
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
▪employee benefits, compensation, impairment charges, and other expenses not allocated to the operating segments (beginning the first quarter of 2022, this includes all of our stock-based compensation); and
▪acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.

Financial Statements	Notes to Financial Statements	8

The CODM, who is our CEO, allocates resources to and assesses the performance of each operating segment using information about the operating segment's revenue and operating income (loss). The CODM does not evaluate operating segments using discrete asset information and we do not identify or allocate assets by operating segments. Based on the interchangeable nature of our manufacturing and assembly and test assets, most of the related depreciation expense is not directly identifiable within our operating segments, as it is included in overhead cost pools and subsequently absorbed into inventory as each product passes through our manufacturing process. Because our products are then sold across multiple operating segments, it is impracticable to determine the total depreciation expense included as a component of each operating segment's operating income (loss) results. We do not allocate gains and losses from equity investments, interest and other income, share-based compensation, or taxes to our operating segments. Although the CODM uses operating income (loss) to evaluate the segments, operating costs included in one segment may benefit other segments. The accounting policies for segment reporting are the same as for Intel as a whole. There have been no changes to our segment accounting policies disclosed in our 2021 Form 10-K except for the organizational changes and the change in allocation of stock-based compensation expense described above.
Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Operating segment revenue:
Client Computing
Desktop	$2,289	$2,792	$4,930	$5,562
Notebook	4,751	6,734	10,710	13,690
Other	625	727	1,319	1,724
	7,665	10,253	16,959	20,976

Datacenter and AI	4,649	5,547	10,683	10,487
Network and Edge	2,333	2,105	4,546	3,904
Accelerated Computing Systems and Graphics	186	177	405	358
Mobileye	460	327	854	704
Intel Foundry Services	122	264	405	367
All other	32	1,129	99	2,853
Total operating segment revenue	$15,447	$19,802	$33,951	$39,649

Operating income (loss):
Client Computing	$1,085	$4,029	$3,912	8,317
Datacenter and AI	214	2,090	1,900	3,796
Network and Edge	241	605	607	848
Accelerated Computing Systems and Graphics	(507)	(168)	(897)	(344)
Mobileye	190	133	338	304
Intel Foundry Services	(155)	52	(186)	18
All other	(1,768)	(1,195)	(2,033)	(3,699)
Total operating income (loss)	$(700)	$5,546	$3,641	$9,240
The following table presents intersegment revenue before eliminations:

Total operating segment revenue	$15,447	$19,802	$33,951	$39,649
Less: Accelerated Computing Systems and Graphics intersegment revenue	(126)	(171)	(277)	(345)
Total net revenue	$15,321	$19,631	$33,674	$39,304

In the second quarter of 2022, we initiated the wind-down of our Intel Optane memory business, which is part of our DCAI operating segment. While Intel Optane is a leading technology, it was not aligned to our strategic priorities. Separately, we continue to embrace the CXL standard. As a result, we recognized an inventory impairment of $559 million in Cost of sales on the Consolidated Condensed Statements of Income in the second quarter of 2022. The impairment charge is recognized as a Corporate charge in the "all other" category presented above. As we wind down the Intel Optane business, we expect to continue to meet existing customer commitments.

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

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Net income (loss) available to common stockholders	$(454)	$5,061	$7,659	$8,422
Weighted average shares of common stock outstanding—basic	4,100	4,049	4,095	4,053
Dilutive effect of employee equity incentive plans	—	35	25	37
Weighted average shares of common stock outstanding—diluted	4,100	4,084	4,120	4,090
Earnings (loss) per share—basic	$(0.11)	$1.25	$1.87	$2.08
Earnings (loss) per share—diluted	$(0.11)	$1.24	$1.86	$2.06
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan. Due to our net loss in the second quarter of 2022, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan had an antidilutive effect on diluted earnings per share. If we had recognized net income during the second quarter, the dilutive effect of employee equity incentive plans would have been 22 million shares.
Securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share in all periods presented.

Note 4 :	Other Financial Statement Details
Inventories

(In Millions)	Jul 2, 2022	Dec 25, 2021
Raw materials	$1,587	$1,441
Work in process	6,164	6,656
Finished goods	4,423	2,679
Total inventories	$12,174	$10,776
Interest and Other, Net

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Interest income	$98	$37	$145	$74
Interest expense	(109)	(129)	(233)	(319)
Other, net	(108)	(4)	966	(7)
Total interest and other, net	$(119)	$(96)	$878	$(252)
Interest expense is net of $154 million of interest capitalized in the second quarter of 2022 and $296 million in the first six months of 2022 ($96 million in the second quarter of 2021 and $193 million in the first six months of 2021). Other, net in the first six months of 2022 includes a gain of $1.0 billion resulting from the divestiture of our NAND memory business as more fully described in "Note 7: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements.

Financial Statements	Notes to Financial Statements	10

Note 5 :	Restructuring and Other Charges

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Employee severance and benefit arrangements	$38	$15	$43	$22
Litigation charges and other	13	49	(1,203)	2,251
Asset impairment charges	36	282	36	282
Total restructuring and other charges	$87	$346	$(1,124)	$2,555
Litigation charges and other includes $1.2 billion in the first quarter of 2022 from the annulled penalty related to an EC fine that was recorded and paid in 2009, and a charge of $2.2 billion in the first quarter of 2021 related to the VLSI litigation. These were recorded as a Corporate benefit and charge, respectively, in the "all other" category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. Refer to "Note 12: Contingencies" within Notes to Consolidated Condensed Financial Statements for further information on legal proceedings related to the EC fine and the VLSI litigation.
Asset impairment charges includes $237 million of goodwill and other impairments related to the shutdown in the second quarter of 2021 of two of our non-strategic businesses, the results of which are included in the “all other” category presented in “Note 2: Operating Segments” within Notes to Consolidated Condensed Financial Statements.

Note 6 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments. Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of July 2, 2022 and December 25, 2021, substantially all time deposits were issued by institutions outside the U.S.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our hedged investments was $19.1 billion as of July 2, 2022 and $21.5 billion as of December 25, 2021. For hedged investments still held at the reporting date, we recorded net losses of $1.0 billion in the second quarter of 2022 and net losses of $1.3 billion in the first six months of 2022 ($2 million of net gains in the second quarter of 2021 and $226 million of net losses in the first six months of 2021). We recorded net gains on the related derivatives of $868 million in the second quarter of 2022 and net gains of $1.2 billion in the first six months of 2022 ($23 million of net gains in the second quarter of 2021 and $245 million of net gains in the first six months of 2021).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The adjusted cost of these investments was $5.4 billion as of July 2, 2022 and $5.0 billion as of December 25, 2021, which approximated the fair value for these periods.
The fair value of marketable debt investments, by contractual maturity, as of July 2, 2022, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$14,673
Due in 1–2 years	3,315
Due in 2–5 years	5,033
Due after 5 years	714
Instruments not due at a single maturity date	713
Total	$24,448

Financial Statements	Notes to Financial Statements	11

Equity Investments

(In Millions)	Jul 2, 2022	Dec 25, 2021
Marketable equity securities	$1,456	$2,171
Non-marketable equity securities	4,460	4,111
Equity method investments	13	16
Total	$5,929	$6,298
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Ongoing mark-to-market adjustments on marketable equity securities	$(209)	$138	$(639)	$(153)
Observable price adjustments on non-marketable equity securities	135	72	206	623
Impairment charges	(44)	(35)	(67)	(73)
Sale of equity investments and other¹	28	120	4,733	266
Total gains (losses) on equity investments, net	$(90)	$295	$4,233	$663
1 Sale of equity investments and other includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investees' gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Net gains (losses) recognized during the period on equity securities	$(93)	$226	$(337)	$537
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(19)	(26)	(11)	(125)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(112)	$200	$(348)	$412
McAfee Corp.
McAfee Corp. (McAfee) completed its initial public offering in October 2020. Due to our 41% ownership and significant influence as of December 25, 2021, we accounted for it as an equity method investment. We had no accounting carrying value as of December 25, 2021.
In the first quarter of 2022, the sale of McAfee to an investor group was completed and we received $4.6 billion in cash for the sale of the remaining share of McAfee, recognizing $4.6 billion of gains in Sale of equity investments and other.
Beijing Unisoc Technology Ltd.
We account for our interest in Beijing Unisoc Technology Ltd. (Unisoc) as a non-marketable equity security. In the first quarter of 2021, we recognized $471 million in observable price adjustments in our investment in Unisoc. As of July 2, 2022 the net book value of the investment was $1.1 billion ($1.1 billion as of December 25, 2021).

Note 7 :	Acquisitions and Divestitures
Acquisitions
Pending acquisition of Tower Semiconductor
During the first quarter of 2022, we entered into a definitive agreement to acquire Tower Semiconductor Ltd. (Tower) in a cash for stock transaction expected to close within twelve months from the date of the agreement. Tower is a leading foundry for analog semiconductor solutions. The acquisition is expected to advance Intel's IDM 2.0 strategy by accelerating our global end-to-end foundry business. Tower will be included in our IFS operating segment. Upon completion of the acquisition, each issued and outstanding ordinary share of Tower will be converted into the right to receive $53.00 per share in cash, representing a total enterprise value of approximately $5.4 billion as of the agreement date. This transaction is subject to certain regulatory approvals and customary closing conditions. If the agreement is terminated under certain circumstances involving the failure to obtain required regulatory approvals, we will be obligated to pay Tower a termination fee of $353 million.

Financial Statements	Notes to Financial Statements	12

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
The first closing was completed on December 29, 2021. At first closing, SK hynix paid $7.0 billion of consideration, with the remaining $2.0 billion to be received by the second closing of the transaction, expected to be no earlier than March 2025. In connection with the first closing, we recognized a pre-tax gain of $1.0 billion within Interest and other, net, and tax expense of $495 million. Based on our ongoing obligation under the NAND wafer manufacturing and sale agreement, $583 million of the first closing consideration was deferred and will be recognized between the first and second closing within interest and other, net.
At the first closing, we sold to SK hynix the Fab Assets and the NAND SSD Business and transferred certain employees, IP, and other assets related to the NAND OpCo Business to separately created wholly owned subsidiaries of Intel. The equity interest of the NAND OpCo Business will transfer to SK hynix at the second closing. In connection with the first closing, we and certain affiliates of SK hynix also entered into a NAND wafer manufacturing and sale agreement, pursuant to which we will manufacture and sell to SK hynix NAND memory wafers to be manufactured using the Fab Assets in Dalian, China until the second closing. We have concluded based on the terms of the transaction agreements that the subsidiaries are variable interest entities for which we are not the primary beneficiary, because the governance structure of these entities does not allow us to direct the activities that would most significantly impact their economic performance. In line with this conclusion, we fully deconsolidated our ongoing interests in the NAND OpCo Business, and recorded a receivable for the remaining proceeds of $1.9 billion in Other long-term assets, which remains outstanding as of July 2, 2022.
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
Our transactions with the NAND OpCo Business between the first and second closings are considered related party transactions due to our equity interests and the wafer manufacturing and sales agreement. Related party transactions include certain assets that transferred at first closing between Intel and the NAND OpCo Business, or costs that we incurred on behalf of the NAND OpCo Business, for which we are entitled to be reimbursed. As of July 2, 2022, we have a receivable due to Intel of $475 million recorded within Other current assets on our Consolidated Condensed Balance Sheets. We will be reimbursed for costs of approximately $35 million per quarter for 2022 for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements associated with being wholly owned subsidiaries.

Note 8 :	Borrowings
In the second quarter of 2022, we settled, in cash, $1.6 billion of our senior notes due May 2022.
In the first quarter of 2022, we amended our $5.0 billion variable-rate revolving credit facility agreement, extending the maturity date by one year to March 2027 and transitioning the interest terms from LIBOR to term SOFR. The revolving credit facility had no borrowings outstanding as of July 2, 2022.
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

Financial Statements	Notes to Financial Statements	13

Note 9 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Jul 2, 2022				Dec 25, 2021
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$48	$—	$48	$—	$65	$—	$65
Financial institution instruments¹	484	1,262	—	1,746	1,216	763	—	1,979
Reverse repurchase agreements	—	2,002	—	2,002	—	1,595	—	1,595
Short-term investments:
Corporate debt	—	7,301	—	7,301	—	6,367	—	6,367
Financial institution instruments¹	229	6,886	—	7,115	154	5,162	—	5,316
Government debt²	48	8,190	—	8,238	50	12,693	—	12,743
Other current assets:
Derivative assets	—	1,661	—	1,661	80	576	—	656
Loans receivable³	—	—	—	—	—	152	—	152
Marketable equity securities[4]	1,369	87	—	1,456	1,854	317	—	2,171
Other long-term assets:
Derivative assets	—	40	—	40	—	772	7	779
Loans receivable³	—	73	—	73	—	57	—	57
Total assets measured and recorded at fair value	$2,130	$27,550	$—	$29,680	$3,354	$28,519	$7	$31,880
Liabilities
Other accrued liabilities:
Derivative liabilities	$119	$1,120	$—	$1,239	$4	$516	$—	$520
Other long-term liabilities:
Derivative liabilities	—	194	49	243	—	9	—	9
Total liabilities measured and recorded at fair value	$119	$1,314	$49	$1,482	$4	$525	$—	$529
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
4Level 2 investments consist of marketable equity securities subject to security-specific restrictions.
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

We classify the fair value of grants receivable and reverse repurchase agreements with original maturities greater than three months as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of July 2, 2022 was $357 million (the aggregate carrying value as of December 25, 2021 was $317 million). The aggregate carrying value of reverse repurchase agreements with original maturities greater than three months as of July 2, 2022 was $400 million (the aggregate carrying value as of December 25, 2021 was $0).
We classify the fair value of issued debt (excluding any commercial paper, drafts payable, and finance leases) as Level 2. The fair value of our issued debt was $33.3 billion as of July 2, 2022 ($41.5 billion as of December 25, 2021).

Note 10 :	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first six months of 2022 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 25, 2021	$211	$(1,114)	$23	$(880)
Other comprehensive income (loss) before reclassifications	(897)	—	(38)	(935)
Amounts reclassified out of accumulated other comprehensive income (loss)	49	22	—	71
Tax effects	106	5	8	119
Other comprehensive income (loss)	(742)	27	(30)	(745)
Balance as of July 2, 2022	$(531)	$(1,087)	$(7)	$(1,625)
We estimate that we will reclassify approximately $457 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

Note 11 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives at the end of each period were as follows:

(In Millions)	Jul 2, 2022	Dec 25, 2021
Foreign currency contracts	$40,046	$38,024
Interest rate contracts	16,803	15,209
Other	2,109	2,517
Total	$58,958	$55,750

Financial Statements	Notes to Financial Statements	15

Fair Value of Derivative Instruments

	Jul 2, 2022		Dec 25, 2021
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$5	$768	$80	$163
Interest rate contracts	65	238	774	—
Total derivatives designated as hedging instruments	70	1,006	854	163
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	1,458	320	475	297
Interest rate contracts	173	37	26	65
Equity contracts	—	119	80	4
Total derivatives not designated as hedging instruments	1,631	476	581	366
Total derivatives	$1,701	$1,482	$1,435	$529
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

	Jul 2, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,651	$—	$1,651	$(595)	$(1,044)	$12
Reverse repurchase agreements	2,400	—	2,400	—	(2,400)	—
Total assets	4,051	—	4,051	(595)	(3,444)	12
Liabilities:
Derivative liabilities subject to master netting arrangements	1,373	—	1,373	(595)	(759)	19
Total liabilities	$1,373	$—	$1,373	$(595)	$(759)	$19

Financial Statements	Notes to Financial Statements	16

	Dec 25, 2021
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,427	$—	$1,427	$(332)	$(986)	$109
Reverse repurchase agreements	1,595	—	1,595	—	(1,595)	—
Total assets	3,022	—	3,022	(332)	(2,581)	109
Liabilities:
Derivative liabilities subject to master netting arrangements	392	—	392	(332)	(60)	—
Total liabilities	$392	$—	$392	$(332)	$(60)	$—
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges recognized in other comprehensive income (loss) were $782 million net losses in the second quarter of 2022 and $897 million net losses in the first six months of 2022 ($49 million net gains in the second quarter of 2021 and $285 million net losses in the first six months of 2021). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first six months of 2022 and 2021, the amounts excluded from effectiveness testing were insignificant.
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
	Three Months Ended		Six Months Ended
(In Millions)	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Interest rate contracts	$(236)	$35	$(947)	$(477)
Hedged items	236	(35)	947	477
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Jul 2, 2022	Dec 25, 2021	Jul 2, 2022	Dec 25, 2021
Long-term debt	$(11,825)	$(12,772)	$172	$(775)
The total notional amount of pay-variable and receive-fixed interest rate swaps was $12.0 billion as of July 2, 2022 and $12.0 billion as of December 25, 2021.

Financial Statements	Notes to Financial Statements	17

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jul 2, 2022	Jun 26, 2021	Jul 2, 2022	Jun 26, 2021
Foreign currency contracts	Interest and other, net	$1,023	$(22)	$1,181	$212
Interest rate contracts	Interest and other, net	31	(2)	125	21
Other	Various	(331)	140	(465)	195
Total		$723	$116	$841	$428

Note 12 :	Contingencies
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
We appealed the EC decision to the Court of First Instance (which has been renamed the General Court) in July 2009. In June 2014, the General Court rejected our appeal in its entirety. In August 2014, we filed an appeal with the European Court of Justice. In November 2014, Intervener Association for Competitive Technologies filed comments in support of Intel’s grounds of appeal. In September 2017, the Court of Justice issued its decision setting aside the judgment of the General Court and sending the case back to the General Court to examine whether the rebates at issue were capable of restricting competition.
The General Court appointed a panel of five judges to consider our appeal of the EC’s 2009 decision in light of the Court of Justice’s clarifications of the law, and in January 2022, the General Court issued a decision annulling the EC's findings against Intel regarding rebates as well as the fine imposed on Intel, which was returned to Intel in February 2022. In April 2022, the EC appealed the General Court's decision to the Court of Justice, seeking an order that would require a further proceeding and decision by the General Court. In June 2022, Intel filed a response in opposition to the EC appeal, and in July 2022, the Intervener Association for Competitive Technologies filed a response in opposition to the EC appeal. Given the procedural posture and the nature of this proceeding we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.
In a related matter, Intel filed applications with the General Court in April 2022 seeking an order requiring the EC to pay Intel approximately €593 million in default interest.

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
As of July 27, 2022, consumer class action lawsuits relating to the above class of security vulnerabilities publicly disclosed since 2018 were pending in the United States, Canada, Israel, and Argentina. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the United States, numerous individual class action suits filed in various jurisdictions were consolidated in April 2018 for all pretrial proceedings in the United States District Court for the District of Oregon. In January 2022, the court dismissed with prejudice all claims relating to Intel's alleged conduct before September 1, 2017, and in July 2022 dismissed with prejudice all remaining claims. In Canada, in one case pending in the Superior Court of Justice of Ontario, an initial status conference has not yet been scheduled. In a second case pending in the Superior Court of Justice of Quebec, a stay of the case is in effect until November 2022. In Israel, two consumer class action lawsuits were filed in the District Court of Haifa. The plaintiff voluntarily dismissed the first lawsuit in July 2021, Intel filed a motion to stay the second case pending resolution of the consolidated proceeding in the United States, and a hearing on that motion has been scheduled for September 2022. In Argentina, Intel Argentina was served with, and filed a response to, a class action complaint in June 2022. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
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
In January 2021, another Intel stockholder filed a derivative lawsuit in the Superior Court in San Mateo County against certain current and former officers and members of our Board of Directors. The lawsuit asserts claims similar to those dismissed in August 2020, except that it alleges that the stockholder made a pre-lawsuit demand on our Board of Directors and that the demand was wrongfully refused. In May 2021, the court granted defendants' motion to stay the action pending the outcome of any litigation plaintiff may choose to file in Delaware where Intel’s bylaws require such claims be filed. In May 2022 the stockholder voluntarily dismissed the lawsuit.

Financial Statements	Notes to Financial Statements	19

Institute of Microelectronics, Chinese Academy of Sciences v. Intel China, Ltd., et al.
In February 2018, the Institute of Microelectronics of the Chinese Academy of Sciences (IMECAS) sued Intel China, Ltd., Dell China, Ltd., and Beijing Jingdong Century Information Technology, Ltd. (JD) for patent infringement in the Beijing Higher People's Court. IMECAS alleges that Intel's Core processors infringe Chinese patent CN 102956457 (’457 Patent). The complaint demands an injunction and damages of at least RMB 200,000,000 plus the cost of litigation. Intel is indemnifying Dell and JD. The Beijing Higher People’s Court held a final trial hearing in September 2021. No ruling has been issued. In March 2018, Intel filed an invalidation request on the ‘457 patent with the China National Intellectual Property Administration (CNIPA). The CNIPA held an oral hearing in September 2018 and in February 2019 upheld the validity of the challenged claims. Intel filed a complaint in April 2019 with the Beijing Intellectual Property (IP) Court challenging the February 2019 CNIPA ruling. The Beijing IP Court held oral arguments in July and October 2021 and in November 2021 affirmed the CNIPA ruling. In December 2021, Intel filed an appeal with the Supreme People's Court (SPC) challenging the Beijing IP Court's affirmance of the CNIPA ruling. The SPC heard oral argument on this appeal in April 2022. In January 2020, Intel filed a second invalidation request on the ‘457 patent with the CNIPA, for which the CNIPA heard oral argument in July 2020 and in November 2020 held the challenged apparatus claims invalid. IMECAS filed a complaint in February 2021 with the Beijing IP Court challenging the November 2020 CNIPA ruling. In December 2020, Intel filed a third invalidation request on the ’457 patent with the CNIPA. The CNIPA held an oral hearing in June 2021 and in September 2021 upheld the validity of the challenged claims. Intel filed a complaint in December 2021 with the Beijing IP Court challenging the September 2021 CNIPA ruling. In September 2018 and March 2019, Intel filed petitions with the United States Patent & Trademark Office (USPTO) requesting institution of Inter Partes Review (IPR) of U.S. Patent No. 9,070,719, the U.S. counterpart to the ‘457 patent. The USPTO denied institution of Intel’s petitions in March and October 2019, respectively. In April 2019, Intel filed a request for rehearing and a petition for a Precedential Opinion Panel (POP) in the USPTO to challenge the denial of its first IPR petition, and in November 2019 Intel filed a request for rehearing on the second IPR petition. In January 2020, the USPTO denied the POP petition on the first IPR petition. In June 2020, the Patent Trial and Appeal Board (PTAB) denied Intel's rehearing requests on both petitions.
In October 2019, IMECAS filed second and third lawsuits, in the Beijing IP Court, alleging infringement of Chinese Patent No. CN 102386226 (‘226 Patent) based on the manufacturing and sale of Intel's Core i3 microprocessors. Defendants in the second case are Lenovo (Beijing) Co., Ltd. (Lenovo) and Beijing Jiayun Huitong Technology Development Co. Ltd. (BJHT). Defendants in the third case are Intel Corp., Intel China Co., Ltd., the Intel China Beijing Branch, Beijing Digital China Co., Ltd. (Digital China), and Beijing Jingdong Century Information Technology Col., Ltd. (JD). The complaint in the second lawsuit demands an injunction plus litigation costs and reserves the right to claim damages in unspecified amounts. Intel is indemnifying Lenovo in the second lawsuit. The Beijing IP Court held a trial hearing in the second lawsuit in November 2021, but no ruling has been issued. The complaint in the third lawsuit demands an injunction plus litigation costs and claims damages of RMB 10 million. Intel China's jurisdictional challenge in the third lawsuit was denied in June 2021 by the Beijing IP Court and in November 2021 by the Supreme People's Court (SPC). A trial hearing in the third lawsuit was held in January 2022, but no ruling has been issued. In July 2020, Intel and Lenovo filed invalidation requests on the '226 patent with the CNIPA. The CNIPA heard oral arguments in December 2020, during which IMECAS proposed amendments to two claims. In April 2021, the CNIPA upheld the validity of the challenged and amended claims on both invalidation requests. Intel and Lenovo filed complaints in July 2021 with the Beijing IP Court challenging the April 2021 CNIPA rulings; the Beijing IP Court held oral arguments in October 2021.
In July 2022, the parties entered into a confidential agreement that resolves all pending litigation, licenses certain IMECAS patents, and provides for long-term patent peace on the remainder of IMECAS’ patent portfolio. In connection with the settlement, we recorded a current period charge and will amortize the fair value of the licenses for the grants under IMECAS’ patents over an established term.

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

Financial Statements	Notes to Financial Statements	20

In June 2018, VLSI filed a second suit against Intel, in U.S. District Court for the District of Delaware, alleging infringement by various Intel processors of five additional patents acquired from NXP: U.S. Patent Nos. 6,212,663; 7,246,027; 7,247,552; 7,523,331; and 8,081,026. VLSI accused Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In March 2019, the District Court dismissed VLSI’s claims for willful infringement as to all the patents-in-suit except the ‘027 patent, and also dismissed VLSI’s allegations of indirect infringement as to the ‘633, ‘331, and ‘026 patents. In June 2019, Intel filed IPR petitions challenging the patentability of certain claims in all five patents-in-suit. In January 2020, VLSI said that it was no longer asserting any claims of the ‘633 patent. In January and February 2020, the PTAB instituted review of the '552, '633, '331 and '026 patents, but declined to institute review on the '027 patent. As a result, the District Court stayed the case as to the '026 and '552 patents but allowed the case to proceed on the '027 and '331 patents. In January 2021, the PTAB invalidated certain asserted claims of the ‘026 patent, and in February the PTAB invalidated all asserted claims of the ‘552 patent. Both parties filed notices of appeal regarding the PTAB’s decision as to the ‘026 patent in March 2021, and in April 2021, VLSI filed a notice of appeal of the PTAB's decision as to the '552 patent. The case remains stayed as to both of those patents. For the '027 and '331 patents, VLSI is seeking damages of approximately $4.13 billion plus enhanced damages for the '027 patent. The parties have completed summary judgment and expert witness testimony briefing. In June 2022, the court granted in part and denied in part Intel’s motion to exclude testimony of VLSI’s technical expert, barring him from testifying regarding Intel’s purported litigation misconduct and the alleged benefits of certain claims of the ‘027 patent.
In March 2019, VLSI filed a third suit against Intel, also in U.S. District Court for the District of Delaware, alleging infringement of six more patents acquired from NXP: U.S. Patent Nos. 6,366,522; 6,663,187; 7,292,485; 7,606,983; 7,725,759; and 7,793,025. In April 2019, VLSI voluntarily dismissed this Delaware case without prejudice. In April 2019, VLSI filed three new infringement suits against Intel in the Western District of Texas (WDTX) accusing various Intel processors of infringement. The three suits collectively assert the same six patents from the voluntarily dismissed Delaware case plus two additional patents acquired from NXP, U.S. Patent Nos. 7,523,373 and 8,156,357. VLSI accuses Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In the first Texas case, VLSI asserted the ‘373 and ‘759 patents (in December 2020 the court granted Intel summary judgment of non-infringement on the ‘357 patent, which had also been asserted in the first Texas case). That case went to trial in February 2021, and the jury awarded a “lump sum” to VLSI of $1.5 billion for literal infringement of the ‘373 patent and $675 million for infringement under the doctrine of equivalents of the ‘759 patent. The jury found that Intel had not willfully infringed either patent. Intel challenged the verdict with post-trial motions, including filing in May 2021 a motion for a new trial, which the court denied in August, a motion for judgment as a matter of law that the ‘373 and ‘759 patents are not infringed and the ‘759 patent is invalid, and a motion that VLSI is entitled to no damages, both of which the court denied in March 2022. In April 2022, the court entered final judgment and awarded VLSI $2.175 billion in damages, approximately $162.3 million in pre-judgment interest, and post-judgment interest at the Treasury Bill rate, compounded annually. Intel filed a notice of appeal in May 2022 and its opening appellate brief will be filed in September 2022.
The second Texas case went to trial in April 2021, and the jury found that Intel does not infringe the ‘522 and ‘187 patents. VLSI had sought approximately $3.0 billion for alleged infringement of those patents, plus enhanced damages for willful infringement. The court has not yet entered final judgment following second trial in Texas.
The third Texas case was set for trial in April 2022 but was cancelled after the first day due to a COVID-19 outbreak. A new trial date has been set for November 2022. In that case, VLSI initially sought approximately $2.2 - $2.4 billion for alleged infringement of the ‘983, ‘025 and ‘485 patents, plus enhanced damages for willful infringement. In April 2022, VLSI informed the court that it would not present an infringement case at trial for the '025 patent. Later in April 2022, VLSI informed the Court that it would not present willful infringement or an infringement case for the '485 patent at trial. This limits VLSI's damages demand to approximately $1.0 billion for the alleged infringement of the '983 patent.
In May 2019, VLSI filed a case in Shenzhen Intermediate People’s Court against Intel, Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201410094015.9 accusing certain Intel Core processors of infringement. VLSI requests an injunction as well as RMB 1 million in damages and RMB 300 thousand in expenses. Defendants filed an invalidation petition in October 2019 with the CNIPA, which held a hearing in September 2021. The CNIPA has not yet issued a decision. In May 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court held the first evidentiary hearing in November 2020 and the second in July 2021. The court also held trial proceedings in the hearing in July 2021 and concluded that further trial proceedings were needed but indicated those would be stayed pending the outcome of defendants’ invalidity challenge at the CNIPA. In July 2021, VLSI dismissed its case, but refiled it in August 2021. VLSI seeks an injunction in its newly filed case, as well as RMB 1.3 million in reasonable costs and expenses, but no damages. In November 2021, Intel moved for a stay of the August 2021 action pending a ruling on invalidity. The court has not yet ruled on that motion.
In May 2019, VLSI filed a second case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts Chinese Patent 201080024173.7. VLSI accuses certain Intel Core processors and seeks an injunction, as well as RMB 1 million in damages and RMB 300 thousand in expenses. Defendants filed with the CNIPA an invalidation petition in October 2019, and the CNIPA held a hearing in September 2021, but has not yet issued a decision. In June 2020, defendants filed a motion to stay the trial court proceedings pending a determination on invalidity. The court held its first evidentiary hearing in September 2020. The court held a second evidentiary hearing in December 2020, and a trial the same month. At trial, VLSI dropped its monetary damages claim, but still requested expenses (RMB 300 thousand) and an injunction. The court has not yet issued a decision following the trial. Rather, the court stayed the case in December 2020 pending a determination on invalidity by the CNIPA. In March 2022, the CNIPA issued an order holding the claims of the patent to be valid. The court held a second trial in May 2022 following the CNIPA ruling, but has yet to issue its final decision.

Financial Statements	Notes to Financial Statements	21

In November 2019, Intel, along with Apple Inc., filed a complaint against Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, Inc., Uniloc Luxembourg S.A.R.L., VLSI, INVT SPE LLC, Inventergy Global, Inc., DSS Technology Management, Inc., IXI IP, LLC, and Seven Networks, LLC. Plaintiffs allege violations of Section 1 of the Sherman Act by certain defendants, Section 7 of the Clayton Act by certain defendants, and California Business and Professions Code section 17200 by all defendants based on defendants' unlawful aggregation of patents. In 2020 and 2021, the court twice dismissed plaintiffs' complaint with leave to amend. In December 2020, the court granted a joint motion by Apple and Seven Networks to dismiss with prejudice Apple’s claims against Seven Networks. Plaintiffs filed a second amended complaint in March 2021. Defendants moved to dismiss the Second Amended Complaint in May 2021. Apple withdrew from the case and dismissed its claims in June 2021. The court heard defendants’ motion to dismiss the Second Amended Complaint in September 2021, and dismissed Intel’s claims with prejudice that same month, entering judgment in favor of defendants. Intel filed a notice of appeal in December 2021 Appellate briefing concluded in June 2022.
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
In October and November 2019, and in February 2020, Intel filed IPR petitions on certain asserted claims across six of the patents-in-suit in WDTX. Between May and October 2020, the PTAB denied all of these petitions on a discretionary basis and without reviewing the merits. Intel requested a rehearing, and review from the POP as to all petitions. All requests for POP review and rehearing were denied. Intel filed notices of appeal regarding the discretionary denials for all petitions in February and March of 2021. The Federal Circuit dismissed the appeals in May 2021 for lack of jurisdiction. The Federal Circuit denied Intel’s petition for hearing en banc in August 2021. In March 2022, the Supreme Court denied Intel’s petition for writ of certiorari.
In June 2021, OpenSky Industries LLC (OpenSky) requested IPR of certain claims of the '373 and '759 patents at-issue in the first Texas case, including those claims found to be infringed in that judgment. Both petitions copied Intel's earlier petitions, and used the expert declarations previously submitted by Intel. Another entity named Patent Quality Assurance LLC (PQA) also petitioned for IPR of certain claims of the '373 patent, those claims found to be infringed in the first Texas case judgment. PQA also largely copied Intel's petition, but (1) added a challenge to an additional claim and (2) included newly signed declarations from Intel's experts. In December 2021, the PTAB instituted OpenSky's petition on the '759 patent, but declined to institute on the '373 patent. In December 2021, Intel filed a motion to join OpenSky's '759 IPR. In January 2022, the PTAB instituted PQA's petition on the '373 patent. In February, Intel filed a motion to join PQA's petition. Both of Intel's joinder motions were granted in June 2022, allowing Intel to participate in the IPRs as an understudy. That same month, the PTO Director decided to review "the Board's decision[s] instituting inter partes review" as they raise "novel issues of law and policy." Intel has been ordered to submit briefing on the matter in August 2022.
After consideration of the verdicts in the WDTX cases and the additional pending lawsuits filed by VLSI, Intel accrued a charge of $2.2 billion in the first quarter of 2021 and anticipates losses, if any, in excess of this amount would be immaterial to the financial statements. We dispute VLSI’s claims and intend to vigorously defend against them.
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

Term	Definition
5G	The fifth-gen mobile network, which is expected to bring dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
AI	Artificial intelligence
ASP	Average selling price
AXG	Advanced Computing and Graphics operating segment
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
COVID-19	The infectious disease caused by the most recently discovered coronavirus (aka SARS-CoV-2), which was declared a global pandemic by the World Health Organization
CPU	Processor or central processing unit
CXL standard	Compute Express Link standard
DCAI	Data Center and AI operating segment
EC	European Commission
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPGA	Field-programmable gate array
GPU	Graphics processing unit
IDM	Integrated device manufacturer, a semiconductor company that both designs and builds chips
HPC-AI	High performance computing for AI
IFS	Intel Foundry Services operating segment
IP	Intellectual property
LIBOR	London Inter-Bank Offered Rate, an interest rate average calculated from estimates by the leading banks in London
MBMW	Multi-Beam Mask Writer
MD&A	Management's Discussion & Analysis
MG&A	Marketing, general and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
nm	Nanometer
ODM	Original design manufacturer
OEM	Original equipment manufacturer
R&D	Research and development
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SoC	A System-on-a-Chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. In our DCAI and NEX businesses, we offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
SOFR	Secured Overnight Financing Rate, a benchmark interest rate for dollar-denominated derivatives and loans, replacing LIBOR
SSD	Solid-state drive
TAM	Total addressable market
Tax Reform	U.S. Tax Cuts and Jobs Act
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VLSI	VLSI Technology LLC

Financial Statements	Notes to Financial Statements	23

Management's Discussion and Analysis

This report should be read in conjunction with the Consolidated Financial Statements in our 2021 Form 10-K where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates.
We previously announced several organizational changes that we believe will accelerate the execution and innovation of our Company by allowing us to capture growth in both large traditional markets and high-growth emerging markets. These changes include the reorganization of our business units to be positioned to capture this growth and to provide increased transparency, focus and accountability. As a result, we modified our segment reporting in Q1 2022 to align to this previously announced business reorganization. All prior-period segment data has been retrospectively adjusted to reflect the way we internally manage and monitor segment performance starting in fiscal year 2022.
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

Revenue Summary

Q2 2022 vs. Q2 2021
■Notebook revenue was $4.8 billion, down $2.0 billion from Q2 2021. Notebook unit sales decreased 38% driven by lower demand in the consumer and education market segments. Notebook ASPs increased 13% due to an increased mix of commercial products and lower mix of education and consumer products.
■Desktop revenue was $2.3 billion, down $503 million from Q2 2021. Desktop unit sales decreased 19% primarily driven by lower demand for education products, with a slight increase in ASPs of 1%.
■Lower demand for notebook and desktop was driven by customers tempering purchases to reduce existing inventories.
■Other revenue was $625 million, down $102 million primarily driven by the continued ramp down from the exit of our 5G smartphone modem business and lower demand for our wireless and connectivity products.

YTD 2022 vs. YTD 2021
■Notebook revenue was $10.7 billion, down $3.0 billion from YTD 2021. Notebook unit sales decreased 36% driven by lower demand in the consumer and education market segments compared to COVID-driven highs in Q1 2021, and Notebook ASPs increased 23% due to an increased mix of commercial and consumer products and lower mix of education.
■Desktop revenue was $4.9 billion, down $632 million from YTD 2021. Desktop unit sales decreased 15% driven by lower demand for consumer and education products, partially offset by an increase in ASPs of 4%, primarily driven by an increased mix of commercial products compared to Q2 2021.
■Lower demand for notebook and desktop YTD was driven by customers tempering purchases to reduce existing inventories.
■Other revenue was $1.3 billion, down $405 million from YTD 2021 primarily driven by the continued ramp down from the exit of our 5G smartphone modem business.

MD&A	24

Operating Income Summary
Operating income decreased 73% from Q2 2021, with an operating margin of 14%.
Operating income decreased 53% from YTD 2021, with an operating margin of 23%.

(In Millions)
$1,085	Q2 2022 CCG Operating Income
(1,375)	Lower gross margin from revenue, primarily driven by notebook and desktop
(540)	Higher desktop and notebook unit cost primarily from increased mix of Intel 7 products
(435)	Higher operating expenses driven by increased investments in leadership products
(420)	Higher period charges primarily driven by inventory reserves taken in Q2 2022
(180)	Higher period charges primarily associated with the ramp up of Intel 4
6	Other
$4,029	Q2 2021 CCG Operating Income

$3,912	YTD 2022 CCG Operating Income
(1,565)	Lower gross margin from revenue, primarily driven by notebook and desktop
(1,225)	Higher desktop and notebook unit cost primarily from increased mix of Intel 7 products
(790)	Higher operating expenses driven by increased investments in leadership products
(555)	Higher period charges primarily driven by inventory reserves taken in 2022
(355)	Higher period charges primarily associated with the ramp up of Intel 4
85	Other
$8,317	YTD 2021 CCG Operating Income

MD&A	25

Datacenter and AI
DCAI delivers workload-optimized platforms to empower datacenter and hyperscale solutions for diverse computing needs. We are focused on delivering the hardware and software portfolio our customers need to support the increased demand for high performance computing and processing of increasingly complex workloads. DCAI offers a portfolio of leadership products, including CPUs, FPGAs, and AI accelerators, and Intel® persistent memory together with a broad portfolio of software and solutions that enable our hardware’s differentiated features to deliver performance to customers. Our customers and partners include hyperscale customers, OEM/ODMs, enterprises, independent software vendors, system integrators, communications service providers, and governments.

DCAI Revenue $B	DCAI Operating Income $B

Revenue Summary

Q2 2022 vs. Q2 2021
Revenue was $4.6 billion, down $898 million from Q2 2021, driven by a decrease in Server revenue. Server volume decreased 12% as certain customers tempered purchases to reduce existing inventories, and adjust to a lower demand environment. Server ASPs decreased 10% due to a higher mix of hyperscale customer-related revenue within a competitive environment. The decrease in Server revenue was partially offset by an increase in other DCAI revenue in Q2 2022 due to growth in our FPGA business.

YTD 2022 vs. YTD 2021
Revenue was $10.7 billion, up $196 million from YTD 2021, due to higher Server revenue in Q1 2022. Server volume increased 7% from YTD 2021 primarily due to demand from our hyperscale customer-related products and recovery from COVID-driven lows, partially offset by certain customers tempering purchases to reduce existing inventories, and a lower demand environment. Server ASPs decreased 6% from YTD 2021 primarily due to customer and product mix. Other DCAI revenue also increased in YTD 2022 due to growth in our FPGA business.

MD&A	26

Operating Income Summary
Operating income decreased 90% from Q2 2021, with an operating margin of 5%.
Operating income decreased 50% from YTD 2021, with an operating margin of 18%.

(In Millions)
$214	Q2 2022 DCAI Operating Income
(890)	Lower gross margin from Server revenue
(400)	Higher period charges primarily associated with the ramp up of Intel 4
(320)	Higher operating expenses driven by increased investments in leadership products
(275)	Higher period charges primarily driven by inventory reserves taken on non-qualified products
(175)	Higher Server unit cost from increased mix of 10nm SuperFin and Intel 7 products
100	Higher gross margin from DCAI other product revenue
84	Other
$2,090	Q2 2021 DCAI Operating Income

$1,900	YTD 2022 DCAI Operating Income
(750)	Higher period charges primarily associated with the ramp up of Intel 4
(595)	Higher operating expenses driven by increased investments in leadership products
(405)	Higher period charges driven by inventory reserves taken in 2022, including reserves on non-qualified products in Q2 2022
(270)	Higher Server unit cost from increased mix of 10nm SuperFin and Intel 7 products
(115)	Lower gross margin from Server revenue
215	Higher gross margin from DCAI other product revenue
24	Other
$3,796	YTD 2021 DCAI Operating Income

MD&A	27

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

Revenue Summary

Q2 2022 vs. Q2 2021
Revenue was $2.3 billion, up $228 million from Q2 2021, driven by increased demand for Ethernet and 5G products and higher ASPs, partially offset by lower demand for Network Xeon.

YTD 2022 vs. YTD 2021
Revenue was $4.5 billion, up $642 million from YTD 2021, driven by increased demand for Ethernet and 5G products and by post-COVID transformation of the edge, and higher ASPs. We also saw increased demand for Network Xeon.

Operating Income Summary
Operating income decreased 60% from Q2 2021, with an operating margin of 10%.
Operating income decreased 28% from YTD 2021, with an operating margin of 13%.

(In Millions)
$241	Q2 2022 NEX Operating Income
(185)	Lower gross margin from Network Xeon revenue primarily driven by decreased demand
(150)	Higher operating expenses driven by increased investments in leadership products
(125)	Higher period charges primarily associated with ramp up of Intel 4
(120)	Higher period charges driven by reserves taken in Q2'22 and lack of sell-through of reserves compared to Q2 2021
160	Lower unit cost primarily from increased mix of 10nm SuperFin products
56	Other
$605	Q2 2021 NEX Operating Income

$607	YTD 2022 NEX Operating Income
(255)	Higher operating expenses driven by increased investments in leadership products
(215)	Higher period charges primarily associated with the ramp up of Intel 4
(175)	Higher period charges driven by reserves taken in 2022 and lack of sell-through of reserves compared to 2021
290	Lower unit cost primarily from increased mix of 10nm SuperFin products
175	Higher gross margin from NEX revenue, primarily driven by demand for the edge and Network Xeon products
(61)	Other
$848	YTD 2021 NEX Operating Income

MD&A	28

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

Revenue and Operating Income (Loss) Summary

Q2 2022 vs. Q2 2021
Revenue was $186 million, up $9 million from Q2 2021. We had an operating loss of $507 million, compared to an operating loss of $168 million in Q2 2021, due to increased inventory reserves taken and investments in our product roadmap.

YTD 2022 vs. YTD 2021
Revenue was $405 million, up $47 million from YTD 2021. We had an operating loss of $897 million, compared to an operating loss of $344 million from YTD 2021, due to increased inventory reserves taken and investments in our product roadmap.

MD&A	29

Mobileye
Mobileye is a global leader in driving assistance and self-driving solutions. Our product portfolio covers the stack required for assisted and autonomous driving, including compute platforms, computer vision and machine learning-based sensing, mapping and localization, driving policy, and active sensors in development. Mobileye's unique assets in ADAS allow for building a scalable self-driving stack that meets the requirements for both Robotaxi and consumer-level autonomy. Our customers and strategic partners include major global OEMs, Tier 1 automotive system integrators, and public transportation operators.

Mobileye Revenue $B	Mobileye Operating Income $B

Revenue and Operating Income Summary

Q2 2022 vs. Q2 2021
Revenue was $460 million, up $133 million from Q2 2021 primarily driven by higher demand for EyeQ products. Operating income was $190 million, up $57 million from Q2 2021, primarily due to higher revenue.

YTD 2022 vs. YTD 2021
Revenue was $854 million, up $150 million from YTD 2021 primarily driven by higher demand for EyeQ products. YTD operating income was $338 million, up $34 million from YTD 2021, primarily due to higher revenue, partially offset by increased investments in leadership products.

MD&A	30

Intel Foundry Services
IFS seeks to empower our customers by delivering industry-leading silicon and packaging with a differentiated IP portfolio via a secure and sustainable supply of semiconductors. We intend to leverage our decades-long investment in advancing Moore’s Law to spark innovation and customization for our customers on leading edge nodes and mature specialty processes, through support of an open multi-Intel System Architecture ecosystem. Our early customers include traditional fabless customers, cloud service providers, automotive customers and aerospace firms. We offer a combination of leading-edge packaging and process technology, world-class differentiated internal IPs (e.g., x86, graphics, AI), broad third party ecosystem and silicon design support. Additionally, our offerings include mask-making equipment for advanced lithography used by most of the world’s leading-edge foundries.

IFS Revenue $B	IFS Operating Income (Loss) $B

Revenue and Operating Income (Loss) Summary

Q2 2022 vs. Q2 2021
Revenue was $122 million, down $142 million from Q2 2021, primarily driven by lower sales of MBMW tools. We had an operating loss of $155 million, a $207 million unfavorable margin change from Q2 2021, primarily due to lower gross margin from lower tool sales and increased spending to drive strategic growth.

YTD 2022 vs. YTD 2021
Revenue was $405 million, up $38 million from YTD 2021, primarily driven by higher sales of MBMW tools. We had an operating loss of $186 million, a $204 million unfavorable margin change from YTD 2021, primarily due to lower gross margin from lower tool sales and increased spending to drive strategic growth.

MD&A	31

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	Q2 2022		Q2 2021		YTD 2022		YTD 2021
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$15,321	100.0%	$19,631	100.0%	$33,674	100.0%	$39,304	100.0%
Cost of sales	9,734	63.5%	8,425	42.9%	18,843	56.0%	17,244	43.9%
Gross margin	5,587	36.5%	11,206	57.1%	14,831	44.0%	22,060	56.1%
Research and development	4,400	28.7%	3,715	18.9%	8,762	26.0%	7,338	18.7%
Marketing, general and administrative	1,800	11.7%	1,599	8.1%	3,552	10.5%	2,927	7.4%
Restructuring and other charges	87	0.6%	346	1.8%	(1,124)	(3.3)%	2,555	6.5%
Operating income (loss)	(700)	(4.6)%	5,546	28.3%	3,641	10.8%	9,240	23.5%
Gains (losses) on equity investments, net	(90)	(0.6)%	295	1.5%	4,233	12.6%	663	1.7%
Interest and other, net	(119)	(0.8)%	(96)	(0.5)%	878	2.6%	(252)	(0.6)%
Income (loss) before taxes	(909)	(5.9)%	5,745	29.3%	8,752	26.0%	9,651	24.6%
Provision for (benefit from) taxes	(455)	(3.0)%	684	3.5%	1,093	3.2%	1,229	3.1%
Net income (loss)	$(454)	(3.0)%	$5,061	25.8%	$7,659	22.7%	$8,422	21.4%
Earnings (loss) per share—diluted	$(0.11)		$1.24		$1.86		$2.06

MD&A	32

Revenue

Segment Revenue Walk $B
Q2 2022 results were impacted by a weakening and uncertain macroeconomic environment impacted by inflation, higher interest rates and the war in Ukraine, and our customers' adjustment to this new environment. We were also impacted by worse than expected reductions in demand following COVID-driven highs as well as supply dislocations in China and other parts of the supply chain, including following the extended shutdown of ports in China.
Q2 2022 vs. Q2 2021
Our Q2 2022 revenue was $15.3 billion, down $4.3 billion or 22% from Q2 2021. CCG revenue decreased 25% in Q2 2022 due to lower notebook and desktop volume, and lower revenue due to the continued ramp down from the exit of our 5G smartphone modem business. Notebook volume declined driven by lower demand in the consumer and education market segments, though ASPs increased due to the resulting product mix, while desktop volume declined primarily driven by lower demand for education products. DCAI revenue decreased 16% in Q2 2022 on lower Server volume, while Server ASPs decreased due to a higher mix of hyperscale customer-related products. CCG and DCAI customers tempered purchases to reduce existing inventories and adjust to a lower demand environment. NEX revenue increased 11% in Q2 2022 primarily due to increased demand for Ethernet and 5G products and higher ASPs, partially offset by decreased demand for Network Xeon. The decrease in our "all other" revenue reflects revenue of $1.1 billion in Q2 2021 related to the divested NAND memory business for which historical results are recorded in “all other."
Incentives offered to certain customers to accelerate purchases, particularly in DCAI and CCG, contributed approximately $1.0 billion to our revenue during the second quarter of 2022. These incentives were made to increase sales for the quarter and to strategically position our products with customers for market segment share purposes, the impacts of which were contemplated in our financial guidance for the third quarter and full year of 2022 as included in our Form 8-K dated July 28, 2022.
YTD 2022 vs. YTD 2021
Our YTD 2022 revenue was $33.7 billion, down $5.6 billion or 14% from YTD 2021. CCG was down 19% in YTD 2022 due to lower notebook and desktop volume, and lower revenue due to the continued ramp down from the exit of our 5G smartphone modem business. Notebook volume decreased driven by lower demand in the consumer and education market segments compared to COVID-driven highs in Q1 2021, though ASPs increased due to the resulting product mix. Desktop volume decreased driven by lower demand for consumer and education products. NEX revenue increased 16% primarily driven by increased demand for Ethernet and 5G products, and higher ASPs. DCAI revenue increased 2% in YTD 2022 on higher Server volume due to demand from our hyperscale customer-related products and recovery from COVID-driven lows, while Server ASPs decreased in YTD 2022 primarily due to customer and product mix. CCG and DCAI customers tempered purchases to reduce existing inventories and adjust to a lower demand environment. Mobileye revenue increased 21% in YTD 2022 primarily driven by higher demand for EyeQ products. The decrease in our "all other" revenue reflects revenue of $2.9 billion in 2021 related to the divested NAND memory business for which historical results are recorded in “all other”, and $584 million of revenue recognized in YTD 2021 from a prepaid customer supply customer.
Historically, our net revenue has typically been higher in the second half of the year than in the first half of the year, accelerating in the third quarter and peaking in the fourth quarter. In 2021, continued strong COVID-driven notebook demand in the first half of the year contributed to a flatter trend than we historically observe. For the remainder of 2022, we again expect a flatter trend than we historically observed as we experience the uncertainty and impacts, including on demand and the supply chain, of current macroeconomic conditions, the potential for a recession, and the risk for continued COVID-related disruptions or shutdowns.

MD&A	33

Gross Margin
We derived substantially all of our overall gross margin in Q2 2022, and most of our gross margin in YTD 2022, from the sale of products in the CCG and DCAI operating segments. Our overall gross margin dollars in Q2 2022 decreased by $5.6 billion, or 50% compared to Q2 2021, and YTD 2022, decreased by $7.2 billion, or 33% compared to YTD 2021.

Gross Margin $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$5,587	Q2 2022 Gross Margin
(1,375)	Lower gross margin from CCG revenue, driven by notebook and desktop revenue
(1,075)	Lower gross margin from Server and Network Xeon revenue
(1,030)	Higher period charges primarily driven by inventory reserves taken in Q2 2022, including reserves on non-qualified products
(705)	Higher period charges primarily associated with the ramp up of Intel 4
(559)	Optane inventory impairment related to winding down our Intel Optane memory business
(555)	Higher unit cost primarily from increased mix of 10nm SuperFin and Intel 7 products
(546)	Lower gross margin related to the divested NAND memory business
(205)	Corporate charges from patent settlement
105	Higher gross margin from DCAI other product revenue
95	Lower incentive-based cash compensation charges
231	Other
$11,206	Q2 2021 Gross Margin

$14,831	YTD 2022 Gross Margin
(1,565)	Lower gross margin from CCG revenue, primarily driven by notebook and desktop revenue
(1,475)	Higher period charges primarily driven by inventory reserves taken in 2022, including reserves on non-qualified products in Q2 2022
(1,320)	Higher period charges primarily associated with the ramp up of Intel 4
(1,205)	Higher unit cost primarily from increased mix of 10nm SuperFin and Intel 7 products
(855)	Lower gross margin related to the divested NAND memory business
(584)	Lack of revenue recognized in Q1 2021 from a prepaid customer supply contract
(559)	Optane inventory impairment related to the wind down of our Intel Optane memory business
(205)	Corporate charges from patent settlement
285	Higher gross margin primarily from DCAI other product revenue
60	Higher gross margin from Server and Network Xeon revenue
194	Other
$22,060	YTD 2021 Gross Margin

MD&A	34

Operating Expenses
Total R&D and MG&A expenses for Q2 2022 were $6.2 billion, up 17% from Q2 2021, and $12.3 billion for YTD 2022, up 20% from YTD 2021. These expenses represent 40.5% of revenue for Q2 2022 and 27.1% of revenue for Q2 2021, and 36.6% of revenue for YTD 2022 and 26.1% of revenue for YTD 2021. In support of our IDM 2.0 strategy, described in our 2021 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. This requires increased investments in R&D, and an intensified effort to attract and retain talent. We expect total R&D and MG&A expenses to remain roughly flat in the second half of 2022 as we implement cost-cutting measures, including slowing the pace of hiring, while at the same time improving our product execution in response to the sudden and rapid decline in economic activity.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages indicate expenses as a percentage of total revenue)

Research and Development
Q2 2022 vs. Q2 2021

R&D increased by $685 million, or 18.4%, driven by the following:

+	Investments in our process technology
+	Investments in our businesses to drive strategic growth
+	Increase in corporate spending
-	Incentive-based cash compensation
YTD 2022 vs. YTD 2021

R&D spending increased by $1.4 billion, or 19.4%, driven by the following:

+	Investments in our process technology
+	Investments in our businesses to drive strategic growth
+	Increase in corporate spending
-	Incentive-based cash compensation

Marketing, General, and Administrative
Q2 2022 vs. Q2 2021

MG&A increased by $201 million, or 12.6%, driven by the following:

+	Increase in corporate spending
-	Incentive-based cash compensation
YTD 2022 vs. YTD 2021

MG&A spending increased by $625 million, or 21.4%, driven by the following:

+	Increase in corporate spending
-	Incentive-based cash compensation

MD&A	35

Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Ongoing mark-to-market adjustments on marketable equity securities	$(209)	$138	$(639)	$(153)
Observable price adjustments on non-marketable equity securities	135	72	206	623
Impairment charges	(44)	(35)	(67)	(73)
Sale of equity investments and other	28	120	4,733	266
Gains (losses) on equity investments, net	$(90)	$295	$4,233	$663
Interest and other, net	$(119)	$(96)	$878	$(252)
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments in YTD 2022 and YTD 2021 were primarily related to our interest in Montage Technology, Co. Ltd and others.
In YTD 2021, we recognized $471 million in observable price adjustments in our investment in Beijing Unisoc Technology Ltd.
In YTD 2022, the sale of McAfee to an investor group was completed and we received $4.6 billion in cash for the sale of the remaining share of McAfee, recognizing $4.6 billion of gains in Sale of equity investments and other.
Interest and other, net
In YTD 2022, we recognized a gain of $1.0 billion from the first closing of the divestiture of our NAND memory business.
Restructuring and Other Charges

(In Millions)	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Employee severance and benefit arrangements	$38	$15	$43	$22
Litigation charges and other	13	49	(1,203)	2,251
Asset impairment charges	36	282	36	282
Total restructuring and other charges	$87	$346	$(1,124)	$2,555
Litigation charges and other includes $1.2 billion in YTD 2022 from the annulled penalty related to an EC fine that was recorded and paid in 2009, and a charge of $2.2 billion in YTD 2021 related to the VLSI litigation.
Provision for Taxes

(In Millions)	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Income (loss) before taxes	$(909)	$5,745	$8,752	$9,651
Provision for (benefit from) taxes	$(455)	$684	$1,093	$1,229
Effective tax rate	50.1%	11.9%	12.5%	12.7%
In Q2 2022, we recorded a tax benefit as we incurred a loss before taxes. In YTD 2022, our provision for income taxes decreased due to lower income before taxes and our effective tax rate slightly decreased primarily due to a change in tax law from 2017 Tax Reform related to capitalization of R&D that went into effect in January 2022, and a higher proportion of our income being taxed in non-U.S. jurisdictions. These effects were partially offset by the unfavorable tax rate effects associated with the gains related to the equity sale of McAfee and the divestiture of our NAND memory business.

MD&A	36

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Jul 2, 2022	Dec 25, 2021
Cash and cash equivalents	$4,390	$4,827
Short-term investments	22,654	24,426
Loans receivable and other	498	240
Total cash and investments[1]	$27,542	$29,493
Total debt	$35,430	$38,101
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, supplemented by our total cash and investments1, as shown in the preceding table, is our primary source of liquidity for funding our strategic business requirements. Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; working capital requirements; and potential and pending acquisitions, strategic investments, and dividends. This includes a commitment of $5.4 billion associated with our pending acquisition of Tower. Our long-term funding requirements incrementally contemplate additional investments in the significant manufacturing expansion plans we announced as part of our IDM 2.0 strategy and additional investments to accelerate our process technology.
We expect to benefit from government incentives, and any incentives above our current expectations would enable us to increase the pace and size of our IDM 2.0 investments. Conversely, incentives below our expectations would increase our anticipated cash requirements.
In the first quarter of 2022, we amended our $5.0 billion variable-rate revolving credit facility, extending the maturity date by one year to March 2027 and transitioning the interest terms from LIBOR to term SOFR. Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of July 2, 2022, we had no outstanding commercial paper or borrowings on the revolving credit facility.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.

Cash from Operations $B	Capital Expenditures $B	Cash to Stockholders $B

■ Dividends ■ Dividends ■ Buybacks

	Six Months Ended
(In Millions)	Jul 2, 2022	Jun 26, 2021
Net cash provided by operating activities	$6,700	$14,149
Net cash used for investing activities	(2,472)	(8,914)
Net cash provided by (used for) financing activities	(4,665)	(6,354)
Net increase (decrease) in cash and cash equivalents	$(437)	$(1,119)

1 See "Non-GAAP Financial Measures" within MD&A.

MD&A	37

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
The decrease in cash provided by operations in YTD 2022 was primarily driven by lower net income after adjusting for non-cash items, including the gain on the sale of McAfee and the pre-tax gain from the divestiture of our NAND business; and was also affected by cash unfavorable working capital changes.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; cash used for acquisitions; and proceeds from divestitures.
Cash used for investing activities was lower in YTD 2022 compared to YTD 2021, primarily due to increased maturities and sales of short-term investments, proceeds from the divestiture of our NAND business, and proceeds from the sale of our remaining share of McAfee.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, proceeds from the sale of shares of common stock through employee equity incentive plans, and repurchases of common stock.
Cash used for financing activities was lower in YTD 2022 compared to YTD 2021, primarily due to our curtailment of common stock repurchases.

MD&A	38

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
Our non-GAAP financial measures reflect adjustments based on one or more of the following items, as well as the related income tax effects where applicable. Income tax effects have been calculated using an appropriate tax rate for each adjustment, as applicable. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations from these results should be carefully evaluated.

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
NAND memory business
We completed the first closing of the divestiture of our NAND memory business to SK hynix on December 29, 2021 and fully deconsolidated our ongoing interests in the NAND OpCo Business in the first quarter of 2022.

We exclude the impact of our NAND memory business in certain non-GAAP measures. While the second closing of the sale is still pending and subject to closing conditions, we deconsolidated this business in Q1 2022 and management does not view the historical results of the business as a part of our core operations. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model and how management currently evaluates core operational performance. In making these adjustments, we have not made any changes to our methods for measuring and calculating revenue or other financial statement amounts.

Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our US GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include periodic goodwill and asset impairments, pension charges, and costs associated with restructuring activity.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of charges related to our employee equity incentive plans.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these adjustments provide better comparability to peer company results and because these charges are not viewed by management as part of our core operating performance. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends, including in comparison to other peer companies.

MD&A	39

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
Patent settlement
A portion of the charge from our IP settlements represents a catch-up of cumulative amortization that would have been incurred for the right to use the related patents in prior periods. This charge related to prior periods is excluded from our non-GAAP results; amortization related to the right to use the patents in the current (and ongoing periods) is included.

We exclude the catch-up charge related to prior periods for purposes of calculating certain non-GAAP measures because this adjustment facilitates comparison to past operating results and provides a useful evaluation of our current operating performance.

Optane inventory impairment	In Q2 2022, we initiated the winding down of our Intel Optane memory business.
We exclude these impairments for purposes of calculating certain non-GAAP measures because these charges do not reflect our current operating performance. This adjustment facilitates a useful evaluation of our current operating performance and comparisons to past operating results.

(Gains) losses on equity investments, net	(Gains) losses on equity investments, net consists of ongoing mark-to-market adjustments on marketable equity securities, observable price adjustments on non-marketable equity securities, related impairment charges, and the sale of equity investments and other.	We exclude these non-operating earnings for better comparability between periods. The exclusion reflects how management evaluates the core operations of the business.
Tax Reform	Adjustments for Tax Reform reflect the impact of a change in tax law from 2017 Tax Reform related to the capitalization of R&D costs.
We exclude the impacts of this 2022 change in U.S. tax treatment of R&D costs for purposes of calculating certain non-GAAP measures as we believe these adjustments facilitate a better evaluation of our current operating performance and comparison to past operating results.

Adjusted free cash flow	We reference a non-GAAP financial measure of adjusted free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Adjusted free cash flow is operating cash flow adjusted for 1) additions to property, plant and equipment, net of proceeds from capital grants received, 2) payments on finance leases, and 3) proceeds from the McAfee equity sale.
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

Total cash and investments	Total cash and investments is used by management when assessing our sources of liquidity, which includes cash and cash equivalents, short-term investments, and loans receivable and other.	This non-GAAP measure is helpful in understanding our capital resources and liquidity position.

MD&A	40

Following are the reconciliations of our most comparable U.S. GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Jul 2, 2022	Jun 26, 2021
Net revenue	$15,321	$19,631
NAND memory business	—	(1,098)
Non-GAAP net revenue	$15,321	$18,533

Gross margin percentage	36.5%	57.1%
Acquisition-related adjustments	2.2%	1.6%
Share-based compensation	1.2%	0.5%
Patent settlement	1.3%	—%
Optane inventory impairment	3.6%	—%
NAND memory business	—%	0.5%
Non-GAAP gross margin percentage[1]	44.8%	59.8%

Earnings (loss) per share—diluted	$(0.11)	$1.24
Acquisition-related adjustments	0.09	0.09
Restructuring and other charges	0.02	0.08
Share-based compensation	0.22	0.15
Patent settlement	0.05	—
Optane inventory impairment	0.14	—
(Gains) losses on equity investments, net	0.02	(0.07)
NAND memory business	—	(0.09)
Tax Reform	0.01	—
Income tax effects	(0.15)	(0.04)
Non-GAAP earnings per share—diluted	$0.29	$1.36
1 Our reconciliation of GAAP to non-GAAP prior year operating and gross margin percentages reflects the exclusion of our NAND memory business from net revenue.

	Six Months Ended
(In Millions)	Jul 2, 2022	Jun 26, 2021
Net cash provided by operating activities	$6,700	$14,149
Net additions to property, plant and equipment[1]	(11,793)	(7,481)
Payments on finance leases	(299)	—
Sale of equity investment	4,561	—
Adjusted free cash flow	$(831)	$6,668

Net cash used for investing activities	$(2,472)	$(8,914)
Net cash used for financing activities	$(4,665)	$(6,354)

1 The calculation of adjusted free cash flow includes additions to property, plant and equipment net of proceeds from capital grants.

MD&A	41

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
Risk Factors
The risks described in "Risk Factors" within Other Key Information in our 2021 Form 10-K and our Form 10-Q for the quarter ended April 2, 2022 (Q1 2022 Form 10-Q) could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in our 2021 Form 10-K, as updated by our Q1 2022 Form 10-Q, remains current in all material respects. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and Consolidated Condensed Financial Statements and Supplemental Details sections.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending July 2, 2022. As of July 2, 2022, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
We issue RSUs as part of our equity incentive plans. In our Consolidated Condensed Financial Statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as in a similar manner as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase program.

Other Key Information	42

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period, even when the activities, transactions, or dealings are conducted in compliance with applicable law. On March 2, 2021, the U.S. Secretary of State designated the Federal Security Service of the Russian Federation (FSB) as a party subject to one such sanction. From time to time, our local subsidiaries are required to engage with the FSB as a licensing authority and file documents in order to conduct business within the Russian Federation. All such dealings are explicitly authorized by general licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), and there are no gross revenues or net profits directly associated with any such dealings by us with the FSB. As announced on April 5, 2022, Intel suspended all business operations in Russia until further notice, and we plan to continue limited activities as required to conduct business in the Russian Federation to the extent permitted by applicable law.
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

Other Key Information	43

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 10, 2021	8-K	000-06217	3.2	3/16/2021
10.1†	First Amendment to Intel Corporation Sheltered Employee Retirement Plan Plus dated January 1, 2020					X
10.2†	Intel Corporation 2006 Equity Incentive Plan, as amended and restated effective May 12, 2022					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	44

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 37 - 38
	Results of operations	Pages 2, 24 - 36
	Critical accounting estimates	Pages 24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 42
Item 4.	Controls and Procedures	Page 42

Part II - Other Information
Item 1.	Legal Proceedings	Pages 18 - 22
Item 1A.	Risk Factors	Page 42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 42
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 43
Item 6.	Exhibits	Page 44

Signatures		Page 46
(a)    As of July 2, 2022, we did not have any significant off-balance sheet arrangements, as previously defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Key Information	45

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 28, 2022	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2022	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

46