Form 10-Q
period 2022-10-01
INTEL CORP
filed 2022-10-28
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 1, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 1, 2022, the registrant had outstanding 4,127 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate," "adjust," "allow," "anticipate," "believe," "committed," "continue," "could," "deliver," "estimate," "expect," "focus," "goals," "grow," "guidance," "improve," "increase," "intend," "likely," "manage," "may," "might," "on track," "opportunity," "plans," "position," "potentially," "roadmap," "seeks," "should," "targets," "to be," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to Intel’s strategy and its anticipated benefits, including SCIP, our partnership with Brookfield, the transition to an internal foundry model, and updates to our reporting structure; Intel's process and packaging technology, roadmap, and schedules, including future node performance and other metrics; manufacturing expansion and financing plans; investment plans, and impacts of investment plans, including in the U.S. and abroad; future responses to and effects of COVID-19, including manufacturing, transportation, and operational restrictions or disruptions, such as port shutdowns in China; future economic conditions, including regional or global downturns or recessions; projections of our future financial performance; future business, social, and environmental performance, goals, measures and strategies; our anticipated growth and trends in our businesses and operations; projected growth and trends in markets relevant to our businesses; business plans; future products, services and technology, and the expected regulation, availability, production, and benefits of such products, services and technology; projected costs and yield trends; product and manufacturing plans, goals, timelines, ramps, progress and future product and process leadership and performance; geopolitical conditions, including the impacts of Russia's war on Ukraine and the suspension of our operations; expected timing and impact of acquisitions, divestitures, and other significant transactions, including statements relating to the pending acquisition of Tower Semiconductor Ltd., the sale of our NAND memory business, the initial public offering of Mobileye, the wind-down of our Intel® Optane™ memory business, and the close of our transactions with Brookfield; expected completion and impacts of restructuring activities and cost-saving or efficiency initiatives, including related to the 2022 Restructuring Program; availability, uses, sufficiency, and cost of capital and of capital resources, including expected returns to stockholders such as dividends; our valuation; future production capacity and product supply; supply expectations, including regarding constraints, limitations, pricing, and industry shortages; the future purchase, use, and availability of products, components and services supplied by third parties, including third-party IP and manufacturing services; tax- and accounting-related expectations; LIBOR-related expectations; uncertain events or assumptions, including statements relating to total addressable market, product or customer demand or market opportunity; and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing, unless an earlier date is specified, including expectations based on third-party information and projections that management believes to be reputable. Such statements involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report, our 2021 Form 10-K, and our Form 10-Q for the quarter ended April 2, 2022, particularly in "Risk Factors" within Other Key Information, including changes in demand for our products, changes in product mix, the complexity of our manufacturing operations, competition, investments in R&D and our business, products, and technologies, vulnerability to product and manufacturing-related risks, the effects of the COVID-19 pandemic, supply chain risks, cybersecurity and privacy risks, investment and transaction risk, evolving regulatory and legal requirements, and the risks of our global operations, among others. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. Intel does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

Intel, the Intel logo, Intel Core, and Intel Optane are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

1

A Quarter in Review
Total revenue of $15.3 billion was down $3.9 billion year over year or 20%, as CCG revenue decreased 17%, DCAI revenue decreased 27%, and NEX revenue increased 14%. Q3 2022 results were impacted by an uncertain macroeconomic environment that continues to deteriorate, with slowing consumer demand, persistent inflation, and higher interest rates, that we believe impacts our target markets and creates a high level of uncertainty with our customers. CCG revenue was down on lower Notebook volume in the consumer and education market segments, though Notebook ASPs were higher due to a resulting change in product mix. DCAI Server volume decreased, led by enterprise customers, and due to customers tempering purchases to reduce existing inventories in a softening datacenter market. Server ASPs decreased due to a higher mix of revenue from hyperscale customers within a competitive environment. NEX revenue increased primarily due to increased demand for 5G products, higher Ethernet demand and ASPs, and accelerated demand for Edge products, partially offset by lower demand for Network Xeon.

Revenue	Gross Margin	Diluted EPS	Cash Flows
■ GAAP $B ■ Non-GAAP $B	■ GAAP ■ Non-GAAP	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Adjusted Free Cash Flow $B

$15.3B	42.6%	45.9%	$0.25	$0.59	$7.7B	$(7.1)B
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $3.9B or 20% from Q3 2021	Gross margin down 13.4 ppts from Q3 2021	Gross margin down 12.4 ppts from Q3 2021	Diluted EPS down $1.42 or 85% from Q3 2021	Diluted EPS down $0.86 or 59% from Q3 2021	Operating cash flow down $16.3B or 68% from YTD 2021	Adjusted free cash flow down $19.7B or 157% from YTD 2021

Lower revenue in CCG and DCAI; higher revenue in NEX; lack of NAND revenue compared to Q3 2021.	Lower gross margin from lower revenue, higher unit cost, higher inventory reserves, and higher period charges from ramp of Intel 4 and Intel 7.		Lower EPS from lower gross margin, higher operating expenses from additional investment in R&D and higher losses on equity investments, partially offset by a tax benefit on the operating loss.
Lower operating cash flow driven by lower income after adjusting for non-cash items, including the gain on the sale of McAfee and the pre-tax gain from the divestiture of our NAND business; also affected by unfavorable working capital changes.

Key Developments
▪We began high-volume manufacturing of Sapphire Rapids, Raptor Lake, and Ponte Vecchio and expect to begin shipping to customers in Q4 2022.
▪We introduced the Intel® Data Center GPU Flex Series for the intelligent visual cloud, which provides a GPU solution built to flexibly handle a wide range of workloads and helps lower and optimize the total cost of ownership for diverse cloud workloads. We also announced the 12th Gen Intel® Core™ SoC processors for IoT Edge, a new lineup of purpose-built edge products optimized for IoT applications, and we revealed the 13th Gen Intel® Core™ processor family with six new unlocked desktop processors with up to 24 cores and 32 threads and clock speeds up to 5.8 GHz for leading gaming, streaming and recording experiences.
▪We announced the Semiconductor Co-Investment Program (SCIP), a program which introduces a new funding model to the capital-intensive semiconductor industry. As part of this program, we signed a definitive agreement with Brookfield Asset Management (Brookfield). SCIP is an element of our Smart Capital approach, which aims to provide innovative ways to fund growth and accelerate our IDM 2.0 strategy. This arrangement represents an equity partnership whereby we and Brookfield will own 51% and 49%, respectively, of what will be a newly-formed entity, Arizona Fab LLC (Arizona Fab), which we will fully consolidate into our consolidated financial statements. We expect Arizona Fab will spend up to $30.0 billion of investments in expanded manufacturing infrastructure at our Ocotillo campus in Chandler, Arizona where we will be the sole operator of the two new chip factories, which will support long-term demand for our products and provide capacity for IFS customers. The definitive agreement includes provisions that require us to utilize these two new chip factories at specified minimum levels or be subject to penalties.
▪We expect Mobileye to receive net proceeds of approximately $0.9 billion from completing their IPO and concurrent private placement in Q4 2022. At closing, we expect to own roughly 94% of their common stock and to continue to consolidate their results.
1 See "Non-GAAP Financial Measures" within MD&A.
2 See "Key Terms" within Consolidated Condensed Financial Statements and Supplemental Details.

A Quarter in Review	2

Consolidated Condensed Statements of Income

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Net revenue	$15,338	$19,192	$49,012	$58,496
Cost of sales	8,803	8,446	27,646	25,690
Gross margin	6,535	10,746	21,366	32,806
Research and development	4,302	3,803	13,064	11,141
Marketing, general and administrative	1,744	1,674	5,296	4,601
Restructuring and other charges	664	42	(460)	2,597
Operating expenses	6,710	5,519	17,900	18,339
Operating income (loss)	(175)	5,227	3,466	14,467
Gains (losses) on equity investments, net	(151)	1,707	4,082	2,370
Interest and other, net	138	(76)	1,016	(328)
Income (loss) before taxes	(188)	6,858	8,564	16,509
Provision for (benefit from) taxes	(1,207)	35	(114)	1,264
Net income	$1,019	$6,823	$8,678	$15,245
Earnings per share—basic	$0.25	$1.68	$2.11	$3.76
Earnings per share—diluted	$0.25	$1.67	$2.10	$3.73
Weighted average shares of common stock outstanding:
Basic	4,118	4,061	4,104	4,055
Diluted	4,125	4,086	4,123	4,089

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	3

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Net income	$1,019	$6,823	$8,678	$15,245
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	(436)	(46)	(1,178)	(390)
Actuarial valuation and other pension benefits (expenses), net	10	13	37	38
Translation adjustments and other	—	(19)	(30)	(44)
Other comprehensive income (loss)	(426)	(52)	(1,171)	(396)
Total comprehensive income	$593	$6,771	$7,507	$14,849
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	4

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Oct 1, 2022	Dec 25, 2021

Assets
Current assets:
Cash and cash equivalents	$4,529	$4,827
Short-term investments	18,030	24,426
Accounts receivable	7,469	9,457
Inventories	12,831	10,776
Assets held for sale	56	6,942
Other current assets	6,348	2,130
Total current assets	49,263	58,558

Property, plant and equipment, net of accumulated depreciation of $91,417 ($85,294 as of December 25, 2021)	75,763	63,245
Equity investments	5,822	6,298
Goodwill	27,591	26,963
Identified intangible assets, net	6,268	7,270
Other long-term assets	10,134	6,072
Total assets	$174,841	$168,406

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$2,283	$4,591
Accounts payable	7,133	5,747
Accrued compensation and benefits	3,421	4,535
Other accrued liabilities	14,976	12,589
Total current liabilities	27,813	27,462
Debt	37,240	33,510
Income taxes payable	3,782	4,305
Deferred income taxes	361	2,667
Other long-term liabilities	5,760	5,071
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,127 issued and outstanding (4,070 issued and outstanding as of December 25, 2021)	30,912	28,006
Accumulated other comprehensive income (loss)	(2,051)	(880)
Retained earnings	71,024	68,265
Total stockholders’ equity	99,885	95,391
Total liabilities and stockholders’ equity	$174,841	$168,406

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
(In Millions; Unaudited)	Oct 1, 2022	Sep 25, 2021
Cash and cash equivalents, beginning of period	$4,827	$5,865
Cash flows provided by (used for) operating activities:
Net income	8,678	15,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,309	7,357
Share-based compensation	2,392	1,587
Restructuring and other charges	665	2,597
Amortization of intangibles	1,439	1,361
(Gains) losses on equity investments, net	(4,075)	(1,113)
(Gains) losses on divestitures	(1,072)	—
Changes in assets and liabilities:
Accounts receivable	1,991	(1,618)
Inventories	(2,043)	(1,212)
Accounts payable	(485)	1,095
Accrued compensation and benefits	(1,912)	(16)
Prepaid customer supply agreements	(18)	(1,577)
Income taxes	(4,062)	(570)
Other assets and liabilities	(2,077)	917
Total adjustments	(948)	8,808
Net cash provided by operating activities	7,730	24,053
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(19,145)	(11,579)
Additions to held for sale NAND property, plant and equipment	(206)	(1,118)
Purchases of short-term investments	(31,669)	(30,326)
Maturities and sales of short-term investments	35,129	22,270
Sales of equity investments	4,880	444
Proceeds from divestitures	6,579	—
Other investing	(2,614)	766
Net cash used for investing activities	(7,046)	(19,543)
Cash flows provided by (used for) financing activities:
Payments on finance leases	(341)	—
Issuance of long-term debt, net of issuance costs	6,103	4,974
Repayment of debt	(3,088)	(500)
Proceeds from sales of common stock through employee equity incentive plans	972	1,016
Repurchase of common stock	—	(2,415)
Payment of dividends to stockholders	(4,488)	(4,231)
Other financing	(140)	(1,349)
Net cash used for financing activities	(982)	(2,505)
Net increase (decrease) in cash and cash equivalents	(298)	2,005
Cash and cash equivalents, end of period	$4,529	$7,870

Supplemental disclosures:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$3,386	$2,693
Cash paid during the period for:
Interest, net of capitalized interest	$315	$271
Income taxes, net of refunds	$3,960	$1,831

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings[1]	Total
(In Millions, Except Per Share Amounts; Unaudited)	Shares	Amount
Three Months Ended

Balance as of July 02, 2022	4,106	$29,858	$(1,625)	$72,985	$101,218
Net income	—	—	—	1,019	1,019
Other comprehensive income (loss)	—	—	(426)	—	(426)
Employee equity incentive plans and other	24	399	—	—	399
Share-based compensation	—	793	—	—	793
Restricted stock unit withholdings	(3)	(138)	—	32	(106)
Cash dividends declared ($0.73 per share)	—	—	—	(3,012)	(3,012)
Balance as of October 01, 2022	4,127	$30,912	$(2,051)	$71,024	$99,885

Balance as of June 26, 2021	4,057	$26,655	$(1,095)	$59,647	$85,207
Net income	—	—	—	6,823	6,823
Other comprehensive income (loss)	—	—	(52)	—	(52)
Employee equity incentive plans and other	11	427	—	—	427
Share-based compensation	—	543	—	—	543
Restricted stock unit withholdings	(1)	(33)	—	(4)	(37)
Cash dividends declared ($0.70 per share)	—	—	—	(2,824)	(2,824)
Balance as of September 25, 2021	4,067	$27,592	$(1,147)	$63,642	$90,087

Nine Months Ended

Balance as of December 25, 2021	4,070	$28,006	$(880)	$68,265	$95,391
Net income	—	—	—	8,678	8,678
Other comprehensive income (loss)	—	—	(1,171)	—	(1,171)
Employee equity incentive plans and other	66	1,000	—	—	1,000
Share-based compensation	—	2,392	—	—	2,392
Repurchase of common stock	—	—	—	—	—
Restricted stock unit withholdings	(9)	(486)	—	79	(407)
Cash dividends declared ($1.46 per share)	—	—	—	(5,998)	(5,998)
Balance as of October 01, 2022	4,127	$30,912	$(2,051)	$71,024	$99,885

Balance as of December 26, 2020	4,062	$25,556	$(751)	$56,268	$81,073
Net income	—	—	—	15,245	15,245
Other comprehensive income (loss)	—	—	(396)	—	(396)
Employee equity incentive plans and other	52	1,015	—	—	1,015
Share-based compensation	—	1,587	—	—	1,587
Repurchase of common stock	(40)	(249)	—	(2,166)	(2,415)
Restricted stock unit withholdings	(7)	(317)	—	(60)	(377)
Cash dividends declared ($1.39 per share)	—	—	—	(5,645)	(5,645)
Balance as of September 25, 2021	4,067	$27,592	$(1,147)	$63,642	$90,087
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
Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Operating segment revenue:
Client Computing
Desktop	$3,222	$3,119	$8,152	$8,682
Notebook	4,410	5,944	15,119	19,634
Other	492	725	1,812	2,448
	8,124	9,788	25,083	30,764

Datacenter and AI	4,209	5,778	14,892	16,265
Network and Edge	2,266	1,986	6,812	5,890
Accelerated Computing Systems and Graphics	185	171	590	529
Mobileye	450	326	1,304	1,030
Intel Foundry Services	171	174	576	541
All other	67	1,133	166	3,986
Total operating segment revenue	$15,472	$19,356	$49,423	$59,005

Operating income (loss):
Client Computing	$1,655	$3,592	$5,567	$11,909
Datacenter and AI	17	2,293	1,917	6,089
Network and Edge	75	511	682	1,359
Accelerated Computing Systems and Graphics	(378)	(222)	(1,275)	(566)
Mobileye	142	127	480	431
Intel Foundry Services	(103)	(44)	(289)	(26)
All other	(1,583)	(1,030)	(3,616)	(4,729)
Total operating income (loss)	$(175)	$5,227	$3,466	$14,467
The following table presents intersegment revenue before eliminations:

Total operating segment revenue	$15,472	$19,356	$49,423	$59,005
Less: Accelerated Computing Systems and Graphics intersegment revenue	(134)	(164)	(411)	(509)
Total net revenue	$15,338	$19,192	$49,012	$58,496
In the first nine months of 2022, we initiated the wind-down of our Intel Optane memory business, which is part of our DCAI operating segment. While Intel Optane is a leading technology, it was not aligned to our strategic priorities. Separately, we continue to embrace the CXL standard. As a result, we recognized an inventory impairment of $559 million in Cost of sales on the Consolidated Condensed Statements of Income in the first nine months of 2022. The impairment charge is recognized as a Corporate charge in the "all other" category presented above. As we wind down the Intel Optane business, we expect to continue to meet existing customer commitments.

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

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Net income available to common stockholders	$1,019	$6,823	$8,678	$15,245
Weighted average shares of common stock outstanding—basic	4,118	4,061	4,104	4,055
Dilutive effect of employee equity incentive plans	7	25	19	34
Weighted average shares of common stock outstanding—diluted	4,125	4,086	4,123	4,089
Earnings per share—basic	$0.25	$1.68	$2.11	$3.76
Earnings per share—diluted	$0.25	$1.67	$2.10	$3.73
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

Note 4 :	Other Financial Statement Details
Inventories

(In Millions)	Oct 1, 2022	Dec 25, 2021
Raw materials	$1,635	$1,441
Work in process	7,030	6,656
Finished goods	4,166	2,679
Total inventories	$12,831	$10,776
Interest and Other, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Interest income	$170	$37	$315	$111
Interest expense	(114)	(144)	(347)	(463)
Other, net	82	31	1,048	24
Total interest and other, net	$138	$(76)	$1,016	$(328)
Interest expense is net of $220 million of interest capitalized in the third quarter of 2022 and $516 million in the first nine months of 2022 ($95 million in the third quarter of 2021 and $288 million in the first nine months of 2021). Other, net in the first nine months of 2022 includes a gain of $1.0 billion resulting from the divestiture of our NAND memory business as more fully described in "Note 7: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements.

Financial Statements	Notes to Financial Statements	10

Note 5 :	Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Employee severance and benefit arrangements	$607	$21	$650	$43
Litigation charges and other	4	16	(1,199)	2,267
Asset impairment charges	53	5	89	287
Total restructuring and other charges	$664	$42	$(460)	$2,597
In the third quarter of 2022, the 2022 Restructuring Program was approved to rebalance our workforce and operations to create efficiencies and improve our product execution in alignment with our IDM 2.0 strategy. Restructuring charges are recorded as Corporate charges in the "all other" category presented in Note 2: Operating Segments within Notes to Consolidated Condensed Financial Statements and are primarily comprised of employee severance and benefits arrangements. As of October 1, 2022 we recorded $537 million as a current liability within Accrued compensation and benefits on the Consolidated Condensed Balance Sheets. We expect these actions to be substantially completed by the end of the first half of 2023, but they are subject to change. Any changes to the estimates or timing of executing the 2022 Restructuring Program will be reflected in our future results of operations.
Litigation charges and other includes a $1.2 billion benefit in the first nine months of 2022 from the annulled penalty related to an EC fine that was recorded and paid in 2009, and a charge of $2.2 billion in the first nine months of 2021 related to the VLSI litigation. These were recorded as a Corporate benefit and charge in the "all other" category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. Refer to "Note 12: Commitments and Contingencies" within Notes to Consolidated Condensed Financial Statements for further information on legal proceedings related to the EC fine and the VLSI litigation.
Asset impairment charges includes $237 million of goodwill and other impairments related to the shutdown in the first nine months of 2021 of two of our non-strategic businesses, the results of which are included in the “all other” category presented in “Note 2: Operating Segments” within Notes to Consolidated Condensed Financial Statements.

Note 6 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments. Government debt includes instruments such as non-U.S. government bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of October 1, 2022 and December 25, 2021, substantially all time deposits were issued by institutions outside the U.S.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in Interest and other, net. The fair value of our hedged investments was $16.6 billion as of October 1, 2022 and $21.5 billion as of December 25, 2021. For hedged investments still held at the reporting date, we recorded net losses of $861 million in the third quarter of 2022 and net losses of $1.8 billion in the first nine months of 2022 ($144 million of net losses in the third quarter of 2021 and $329 million of net losses in the first nine months of 2021). We recorded net gains on the related derivatives of $916 million in the third quarter of 2022 and net gains of $1.8 billion in the first nine months of 2022 ($156 million of net gains in the third quarter of 2021 and $346 million of net gains in the first nine months of 2021).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The adjusted cost of these investments was $3.6 billion as of October 1, 2022 and $5.0 billion as of December 25, 2021, which approximated the fair value for these periods.
The fair value of marketable debt investments, by contractual maturity, as of October 1, 2022, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$11,457
Due in 1–2 years	2,208
Due in 2–5 years	4,962
Due after 5 years	720
Instruments not due at a single maturity date	861
Total	$20,208

Financial Statements	Notes to Financial Statements	11

Equity Investments

(In Millions)	Oct 1, 2022	Dec 25, 2021
Marketable equity securities	$1,185	$2,171
Non-marketable equity securities	4,626	4,111
Equity method investments	11	16
Total	$5,822	$6,298
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Ongoing mark-to-market adjustments on marketable equity securities	$(244)	$(192)	$(883)	$(345)
Observable price adjustments on non-marketable equity securities	67	79	273	702
Impairment charges	(45)	(38)	(112)	(111)
Sale of equity investments and other¹	71	1,858	4,804	2,124
Total gains (losses) on equity investments, net	$(151)	$1,707	$4,082	$2,370
1 Sale of equity investments and other, includes realized gains (losses) on sales of non-marketable equity investments, our share of equity method investees' gains (losses) and distributions, and initial fair value adjustments recorded upon a security becoming marketable.
Gains and losses for our marketable and non-marketable equity securities for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Net gains (losses) recognized during the period on equity securities	$(154)	$346	$(490)	$883
Less: Net (gains) losses recognized during the period on equity securities sold during the period	1	(46)	15	(189)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(153)	$300	$(475)	$694
McAfee Corp.
McAfee Corp. (McAfee) completed its initial public offering in October 2020. Due to our 41% ownership and significant influence as of December 25, 2021, we accounted for our investment in McAfee as an equity method investment. We had no accounting carrying value as of December 25, 2021.
In the first nine months of 2022, the sale of McAfee to an investor group was completed and we received $4.6 billion in cash for the sale of our remaining share of McAfee, recognizing a $4.6 billion gain in Sale of equity investments and other.
Beijing Unisoc Technology Ltd.
We account for our interest in Beijing Unisoc Technology Ltd. (Unisoc) as a non-marketable equity security. In the first nine months of 2021, we recognized $471 million of observable price adjustments for our investment in Unisoc. As of October 1, 2022 the carrying value of the investment was $1.1 billion ($1.1 billion as of December 25, 2021).

Note 7 :	Acquisitions and Divestitures
Acquisitions
Pending acquisition of Tower Semiconductor
During the first quarter of 2022, we entered into a definitive agreement to acquire Tower Semiconductor Ltd. (Tower) in a cash for stock transaction expected to close within twelve months from the date of the agreement. Tower is a leading foundry for analog semiconductor solutions. The acquisition is expected to advance our IDM 2.0 strategy by accelerating our global end-to-end foundry business. Tower will be included in our IFS operating segment. Upon completion of the acquisition, each issued and outstanding ordinary share of Tower will be converted into the right to receive $53 per share in cash, representing a total enterprise value of approximately $5.4 billion as of the agreement date. This transaction is subject to certain regulatory approvals and customary closing conditions. If the agreement is terminated under certain circumstances involving the failure to obtain required regulatory approvals, we will be obligated to pay Tower a termination fee of $353 million.

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
At the first closing, we sold to SK hynix the Fab Assets and the NAND SSD Business and transferred certain employees, IP, and other assets related to the NAND OpCo Business to separately created wholly owned subsidiaries of Intel. The equity interest of the NAND OpCo Business will transfer to SK hynix at the second closing. In connection with the first closing, we and certain affiliates of SK hynix also entered into a NAND wafer manufacturing and sale agreement, pursuant to which we will manufacture and sell to SK hynix NAND memory wafers to be manufactured using the Fab Assets in Dalian, China until the second closing. We have concluded based on the terms of the transaction agreements that the subsidiaries are variable interest entities for which we are not the primary beneficiary, because the governance structure of these entities does not allow us to direct the activities that would most significantly impact their economic performance. In line with this conclusion, we fully deconsolidated our ongoing interests in the NAND OpCo Business, and recorded a receivable for the remaining proceeds of $1.9 billion in Other long-term assets, which remains outstanding as of October 1, 2022.
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
Our transactions with the NAND OpCo Business between the first and second closings are considered related party transactions due to our equity interests and the wafer manufacturing and sales agreement. Related party transactions include certain assets that transferred at first closing between Intel and the NAND OpCo Business, or costs that we incurred on behalf of the NAND OpCo Business, for which we are entitled to be reimbursed. As of October 1, 2022, we have a receivable due to Intel of $346 million recorded within Other current assets on our Consolidated Condensed Balance Sheets. We will be reimbursed for costs of approximately $35 million per quarter for 2022 for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements associated with being wholly owned subsidiaries.

Financial Statements	Notes to Financial Statements	13

Note 8 :	Borrowings
In the third quarter of 2022, we settled in cash $1.0 billion of our senior notes due July 2022 and $400 million of our senior notes due November 2023. In the second quarter of 2022, we settled in cash $1.6 billion of our senior notes due May 2022.
In the third quarter of 2022, we issued a total of $6.0 billion aggregate principal amount of senior notes, including our inaugural green bond issuance of $1.3 billion principal amount.
During the third quarter of 2022, we received proceeds of $140 million in the aggregate for the sale of bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (CIDA). The bonds are our unsecured general obligations in accordance with the loan agreement we entered into with the CIDA. The bonds mature in 2042 and carry an interest rate of 5.0%. The bonds are subject to mandatory tender in September 2027, at which time we can re-market the bonds as either fixed-rate bonds for a specified period or as variable rate-bonds until another fixed-rate period is selected or until their final maturity date.
In the first quarter of 2022, we amended our $5.0 billion variable-rate revolving credit facility agreement, extending the maturity date by one year to March 2027 and transitioning the interest terms from LIBOR to term SOFR. The revolving credit facility had no borrowings outstanding as of October 1, 2022.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program.
Our senior fixed rate notes pay interest semiannually. We may redeem the fixed rate notes prior to their maturity at our option at specified redemption prices and subject to certain restrictions. The obligations under our senior fixed rate notes rank equally in the right of payment with all of our other existing and future senior unsecured indebtedness and effectively rank junior to all liabilities of our subsidiaries.

Financial Statements	Notes to Financial Statements	14

Note 9 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Oct 1, 2022				Dec 25, 2021
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$103	$—	$103	$—	$65	$—	$65
Financial institution instruments¹	644	1,431	—	2,075	1,216	763	—	1,979
Reverse repurchase agreements	—	1,750	—	1,750	—	1,595	—	1,595
Short-term investments:
Corporate debt	—	6,457	—	6,457	—	6,367	—	6,367
Financial institution instruments¹	217	5,615	—	5,832	154	5,162	—	5,316
Government debt²	48	5,693	—	5,741	50	12,693	—	12,743
Other current assets:
Derivative assets	—	2,003	—	2,003	80	576	—	656
Loans receivable³	—	—	—	—	—	152	—	152
Marketable equity securities[4]	1,100	85	—	1,185	1,854	317	—	2,171
Other long-term assets:
Derivative assets	—	10	—	10	—	772	7	779
Loans receivable³	—	48	—	48	—	57	—	57
Total assets measured and recorded at fair value	$2,009	$23,195	$—	$25,204	$3,354	$28,519	$7	$31,880
Liabilities
Other accrued liabilities:
Derivative liabilities	$151	$1,386	$—	$1,537	$4	$516	$—	$520
Other long-term liabilities:
Derivative liabilities	—	689	89	778	—	9	—	9
Total liabilities measured and recorded at fair value	$151	$2,075	$89	$2,315	$4	$525	$—	$529
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
We classify the fair value of grants receivable and reverse repurchase agreements with original maturities greater than three months as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of October 1, 2022 was $569 million (the aggregate carrying value as of December 25, 2021 was $317 million). The aggregate carrying value of reverse repurchase agreements with original maturities greater than three months as of October 1, 2022 was $400 million (the aggregate carrying value as of December 25, 2021 was $0).
We classify the fair value of issued debt (excluding any commercial paper, drafts payable, and finance leases) as Level 2. The fair value of our issued debt was $34.8 billion as of October 1, 2022 ($41.5 billion as of December 25, 2021).

Note 10 :	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects in the first nine months of 2022 were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 25, 2021	$211	$(1,114)	$23	$(880)
Other comprehensive income (loss) before reclassifications	(1,575)	—	(38)	(1,613)
Amounts reclassified out of accumulated other comprehensive income (loss)	205	34		239
Tax effects	192	3	8	203
Other comprehensive income (loss)	(1,178)	37	(30)	(1,171)
Balance as of October 1, 2022	$(967)	$(1,077)	$(7)	$(2,051)
We estimate that we will reclassify approximately $623 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months.

Note 11 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives at the end of each period were as follows:

(In Millions)	Oct 1, 2022	Dec 25, 2021
Foreign currency contracts	$32,561	$38,024
Interest rate contracts	16,760	15,209
Other	2,055	2,517
Total	$51,376	$55,750

Financial Statements	Notes to Financial Statements	16

Fair Value of Derivative Instruments

	Oct 1, 2022		Dec 25, 2021
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$1	$1,164	$80	$163
Interest rate contracts	—	762	774	—
Total derivatives designated as hedging instruments	1	1,926	854	163
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	1,703	215	475	297
Interest rate contracts	309	23	26	65
Equity contracts	—	151	80	4
Total derivatives not designated as hedging instruments	2,012	389	581	366
Total derivatives	$2,013	$2,315	$1,435	$529
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

	Oct 1, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,965	$—	$1,965	$(653)	$(1,300)	$12
Reverse repurchase agreements	2,150	—	2,150	—	(2,150)	—
Total assets	4,115	—	4,115	(653)	(3,450)	12
Liabilities:
Derivative liabilities subject to master netting arrangements	2,237	—	2,237	(653)	(1,350)	234
Total liabilities	$2,237	$—	$2,237	$(653)	$(1,350)	$234

Financial Statements	Notes to Financial Statements	17

	Dec 25, 2021
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,427	$—	$1,427	$(332)	$(986)	$109
Reverse repurchase agreements	1,595	—	1,595	—	(1,595)	—
Total assets	3,022	—	3,022	(332)	(2,581)	109
Liabilities:
Derivative liabilities subject to master netting arrangements	392	—	392	(332)	(60)	—
Total liabilities	$392	$—	$392	$(332)	$(60)	$—
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges recognized in other comprehensive income (loss) were $678 million net losses in the third quarter of 2022 and $1.6 billion net losses in the first nine months of 2022 ($28 million net losses in the third quarter of 2021 and $313 million net losses in the first nine months of 2021). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first nine months of 2022 and 2021, the amounts excluded from effectiveness testing were insignificant.
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in Interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
	Three Months Ended		Nine Months Ended
(In Millions)	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Interest rate contracts	$(589)	$(55)	$(1,536)	$(532)
Hedged items	589	55	1,536	532
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Oct 1, 2022	Dec 25, 2021	Oct 1, 2022	Dec 25, 2021
Long-term debt	$(11,236)	$(12,772)	$761	$(775)
The total notional amount of pay-variable and receive-fixed interest rate swaps was $12.0 billion as of October 1, 2022 and $12.0 billion as of December 25, 2021.

Financial Statements	Notes to Financial Statements	18

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Oct 1, 2022	Sep 25, 2021	Oct 1, 2022	Sep 25, 2021
Foreign currency contracts	Interest and other, net	$771	$170	$1,952	$382
Interest rate contracts	Interest and other, net	164	(7)	289	14
Other	Various	(97)	84	(562)	279
Total		$838	$247	$1,679	$675

Note 12 :	Commitments and Contingencies
Commitments
In the third quarter of 2022, we signed a definitive agreement with Brookfield Asset Management (Brookfield). This arrangement represents an equity partnership whereby we and Brookfield own 51% and 49%, respectively, of what will be a newly-formed entity, Arizona Fab LLC (Arizona Fab), which we will fully consolidate into our consolidated financial statements. We expect Arizona Fab to spend up to $30.0 billion of investments in expanded manufacturing infrastructure at our Ocotillo campus in Chandler, Arizona. Generally, contributions will be made to, and distributions will be received from, Arizona Fab based upon our and Brookfield’s proportional ownership, subject to the terms and conditions within the definitive agreement. The definitive agreement includes provisions that require us to utilize Arizona Fab’s expanded manufacturing capacity at specified minimum levels or be subject to penalties. Brookfield’s ownership stake as a non-controlling interest holder in Arizona Fab will be shown as a separate component of equity within our consolidated balance sheet. The transaction with Brookfield is expected to close by the end of 2022, subject to customary closing conditions.
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

Financial Statements	Notes to Financial Statements	19

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
Litigation Related to Security Vulnerabilities
In June 2017, a Google research team notified Intel and other companies that it had identified security vulnerabilities, now commonly referred to as “Spectre” and “Meltdown,” that affect many types of microprocessors, including our products. As is standard when findings like these are presented, we worked together with other companies in the industry to verify the research and develop and validate software and firmware updates for impacted technologies. On January 2, 2018, information on the security vulnerabilities was publicly reported, before software and firmware updates to address the vulnerabilities were made widely available.
Numerous lawsuits have been filed against Intel relating to Spectre, Meltdown, and other variants of the security vulnerabilities that have been identified since 2018. As of October 26, 2022, consumer class action lawsuits against Intel were pending in the United States, Canada, Israel, and Argentina. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the United States, class action suits filed in various jurisdictions were consolidated for all pretrial proceedings in the United States District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs' failure to plead a viable claim. Plaintiffs have appealed that decision to the Ninth Circuit Court of Appeals. In Canada, an initial status conference has not yet been scheduled in one case pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect until November 2022. In Israel, the plaintiff in a lawsuit pending in the District Court of Haifa advised the court in September 2022 that it intends to seek leave in October 2022 to withdraw its motion for class certification and voluntarily dismiss the action. In Argentina, Intel Argentina was served with, and responded to, a class action complaint in June 2022. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against Intel in the U.S. District Court for the Northern District of California alleging infringement of eight patents acquired from NXP Semiconductors, N.V. (NXP). The patents, which originated at Freescale Semiconductor, Inc. and NXP B.V., are U.S. Patent Nos. 7,268,588; 7,675,806; 7,706,207; 7,709,303; 8,004,922; 8,020,014; 8,268,672; and 8,566,836. VLSI accuses various FPGA and processor products of infringement. VLSI estimated its damages to be at least $5.5 billion, and its complaint further sought enhanced damages, future royalties, attorneys’ fees, and costs and interest. In May, June, September, and October 2018, Intel filed Inter Partes Review (IPR) petitions challenging the patentability of claims in all eight of the patents in-suit. The Patent Trial and Appeal Board (PTAB) instituted review of six patents and denied institution on two patents. As a result of the institution decisions, the parties stipulated to stay the District Court action in March 2019. In December 2019 and February 2020, the PTAB found all claims of the '588 and '303 patents, and some claims of the '922 patent, to be unpatentable. The PTAB found the challenged claims of the '014, '672, and '207 patents to be patentable. Intel appealed the PTAB's decision as to '014, '672 and '207 patents. The Federal Circuit affirmed the PTAB's decision as to the '672 and '207 patents, but reversed and remanded as to the '014 patent. Intel moved for a continuation of the stay in March 2020 pending the appeal. In June 2020, the District Court issued an order continuing the stay through August 2021. The court lifted the stay in September 2021, and scheduled a trial for March 2024.
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

Financial Statements	Notes to Financial Statements	20

In June 2022, the court granted in part and denied in part Intel’s motion to exclude testimony of VLSI’s technical expert, barring him from testifying regarding Intel’s purported litigation misconduct and the alleged benefits of certain claims of the ‘027 patent. In August 2022, the court stayed the case in light of VLSI's failure to fully disclose its investors pursuant to the court's standing order.
In March 2019, VLSI filed a third suit against Intel, also in U.S. District Court for the District of Delaware, alleging infringement of six more patents acquired from NXP: U.S. Patent Nos. 6,366,522; 6,663,187; 7,292,485; 7,606,983; 7,725,759; and 7,793,025. In April 2019, VLSI voluntarily dismissed this Delaware case without prejudice. In April 2019, VLSI filed three new infringement suits against Intel in the Western District of Texas (WDTX) accusing various Intel processors of infringement. The three suits collectively assert the same six patents from the voluntarily dismissed Delaware case plus two additional patents acquired from NXP, U.S. Patent Nos. 7,523,373 and 8,156,357. VLSI accuses Intel of willful infringement and seeks an injunction or, in the alternative, ongoing royalties, enhanced damages, attorneys’ fees and costs, and interest. In the first Texas case, VLSI asserted the ‘373 and ‘759 patents (in December 2020 the court granted Intel summary judgment of non-infringement on the ‘357 patent, which had also been asserted in the first Texas case). That case went to trial in February 2021, and the jury awarded a “lump sum” to VLSI of $1.5 billion for literal infringement of the ‘373 patent and $675 million for infringement under the doctrine of equivalents of the ‘759 patent. The jury found that Intel had not willfully infringed either patent. Intel challenged the verdict with post-trial motions, including filing in May 2021 a motion for a new trial, which the court denied in August, a motion for judgment as a matter of law that the ‘373 and ‘759 patents are not infringed and the ‘759 patent is invalid, and a motion that VLSI is entitled to no damages, both of which the court denied in March 2022. In April 2022, the court entered final judgment and awarded VLSI $2.175 billion in damages, approximately $162.3 million in pre-judgment interest, and post-judgment interest at the Treasury Bill rate, compounded annually. Intel filed its opening appellate brief in September 2022.
The second Texas case went to trial in April 2021, and the jury found that Intel does not infringe the ‘522 and ‘187 patents. VLSI had sought approximately $3.0 billion for alleged infringement of those patents, plus enhanced damages for willful infringement. The court has not yet entered final judgment following second trial in Texas.
The third Texas case was set for trial in April 2022 but was cancelled after the first day due to a COVID-19 outbreak. A new trial date has been set for November 2022. In that case, VLSI initially sought approximately $2.2 - $2.4 billion for alleged infringement of the ‘983, ‘025 and ‘485 patents, plus enhanced damages for willful infringement. In April 2022, VLSI informed the court that it would not present an infringement case at trial for the '025 patent. Later in April 2022, VLSI informed the court that it would not present willful infringement or an infringement case for the '485 patent at trial. This limits VLSI's damages demand to approximately $1.0 billion for the alleged infringement of the remaining '983 patent.
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
In November 2019, Intel, along with Apple Inc., filed a complaint against Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, Inc., Uniloc Luxembourg S.A.R.L., VLSI, INVT SPE LLC, Inventergy Global, Inc., DSS Technology Management, Inc., IXI IP, LLC, and Seven Networks, LLC. Plaintiffs allege violations of Section 1 of the Sherman Act by certain defendants, Section 7 of the Clayton Act by certain defendants, and California Business and Professions Code section 17200 by all defendants based on defendants' unlawful aggregation of patents. In 2020 and 2021, the court twice dismissed plaintiffs' complaint with leave to amend. In December 2020, the court granted a joint motion by Apple and Seven Networks to dismiss with prejudice Apple’s claims against Seven Networks. Plaintiffs filed a second amended complaint in March 2021. Defendants moved to dismiss the Second Amended Complaint in May 2021. Apple withdrew from the case and dismissed its claims in June 2021. The court heard defendants’ motion to dismiss the Second Amended Complaint in September 2021, and dismissed Intel’s claims with prejudice that same month, entering judgment in favor of defendants. Intel filed a notice of appeal in December 2021. Appellate briefing concluded in June 2022 and oral argument was held in October 2022.

Financial Statements	Notes to Financial Statements	21

In June 2020, affiliates controlled by Fortress Investment Group, which also controls VLSI, acquired Finjan Holdings, Inc. Intel had signed a “Settlement, Release and Patent License Agreement” with Finjan in 2012, acquiring a license to the patents of Finjan and its affiliates, current or future, through a capture period of November 20, 2022. The agreement also contains covenants wherein Finjan agrees to cause its affiliates to comply with the agreement. As such, Intel maintains that it now has a license to the patents of VLSI, which has become a Finjan affiliate, and that Finjan must cause VLSI to dismiss its suits against Intel. In August 2020, Intel started dispute resolution proceedings under the agreement. As a part of this dispute resolution process, Intel and Finjan held a mediation in December 2020, but failed to resolve their differences. Intel filed suit to enforce its rights under the License Agreement with Finjan in January 2021 in Delaware Chancery Court. In March 2021, defendants filed motions to dismiss the Chancery Court proceedings. The court heard those motions in May 2021, and dismissed all of Intel’s claims—except the breach of contract claim—with prejudice in September 2021 for lack of jurisdiction because, the court reasoned, Intel’s license defense has been raised in the other U.S. suits between Intel and VLSI and could be adjudicated in one of those actions. The court stayed Intel’s breach of contract claim pending a determination on whether Intel is licensed to VLSI’s patents. In September 2020, Intel filed motions to stay the Texas, Delaware, and Shanghai matters pending resolution of its dispute with Finjan. In November 2020, Intel filed a motion to stay the Shenzhen matter pending resolution of its dispute with Finjan. In November 2020, the Delaware Court denied Intel’s motion to stay. The other stay motions remain pending. Finally, Intel filed a motion to amend its answer in the Texas matters to add a license defense in November 2020, and filed a motion to amend its answer in the Delaware matter to add a license defense in February 2021. The Delaware Court granted Intel's motion in July 2021, but in March 2022, the Texas Court denied Intel's motion, holding, among other things, that it would be futile for Intel to add the license defense as it would not be meritorious. Intel has appealed this ruling as a part of its appeal of the verdict in the first VLSI Texas trial.
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
In June 2021, OpenSky Industries LLC (OpenSky) requested IPR of certain claims of the '373 and '759 patents at-issue in the first Texas case, including those claims found to be infringed in that judgment. Both petitions copied Intel's earlier petitions, and used the expert declarations previously submitted by Intel. Another entity named Patent Quality Assurance LLC (PQA) also petitioned for IPR of certain claims of the '373 patent, those claims found to be infringed in the first Texas case judgment. PQA also largely copied Intel's petition, but (1) added a challenge to an additional claim and (2) included newly signed declarations from Intel's experts. In December 2021, the PTAB instituted OpenSky's petition on the '759 patent, but declined to institute on the '373 patent. In December 2021, Intel filed a motion to join OpenSky's '759 IPR. In January 2022, the PTAB instituted PQA's petition on the '373 patent. In February, Intel filed a motion to join PQA's petition. Both of Intel's joinder motions were granted in June 2022, allowing Intel to participate in the IPRs. Hearings were held in September 2022 for the OpenSky petition and in October 2022 for the PQA petition. PTAB decisions are expected in December 2022 on the '759 patent, and January 2023 on the '373 patent. At the same time, the Director of the United States Patent & Trademark Office is reviewing both the OpenSky and PQA IPRs to determine if they should be allowed to proceed to final written decisions. The Director has said that that process may delay the final written decision of the '759 patent IPR, but has not made any similar statement regarding the timeline for the '373 patent IPR.
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

Term	Definition
5G	The fifth-gen mobile network, which is expected to bring dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
AI	Artificial intelligence
ASP	Average selling price
AXG	Advanced Computing and Graphics operating segment
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
COVID-19	The infectious disease caused by the most recently discovered coronavirus (aka SARS-CoV-2), which was declared a global pandemic by the World Health Organization
CPU	Processor or central processing unit
CXL standard	Compute Express Link standard
DCAI	Datacenter and AI operating segment
EC	European Commission
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPGA	Field-programmable gate array
GPU	Graphics processing unit
IDM	Integrated device manufacturer, a semiconductor company that both designs and builds chips
IFS	Intel Foundry Services operating segment
IP	Intellectual property
LIBOR	London Inter-Bank Offered Rate, an interest rate average calculated from estimates by the leading banks in London
MBMW	Multi-Beam Mask Writer
MD&A	Management's Discussion & Analysis
MG&A	Marketing, general and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
nm	Nanometer
ODM	Original design manufacturer
OEM	Original equipment manufacturer
R&D	Research and development
RSU	Restricted stock unit
SCIP	Semiconductor Co-Investment Program
SEC	U.S. Securities and Exchange Commission
SoC	A System-on-a-Chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. In our DCAI and NEX businesses, we offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
SOFR	Secured Overnight Financing Rate, a benchmark interest rate for dollar-denominated derivatives and loans, replacing LIBOR
SSD	Solid-state drive
Tax Reform	U.S. Tax Cuts and Jobs Act
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VLSI	VLSI Technology LLC

Financial Statements	Notes to Financial Statements	23

Management's Discussion and Analysis

This report should be read in conjunction with the Consolidated Financial Statements in our 2021 Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
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
"Note 2: Operating Segments” within Notes to Consolidated Condensed Financial Statements of this Form 10-Q reconciles our segment revenues presented below to our total revenues, and our segment operating margin (loss) presented below to our total operating margin (loss), for each of the periods presented.
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

Revenue Summary

Q3 2022 vs. Q3 2021
■Notebook revenue was $4.4 billion, down $1.5 billion from Q3 2021. Notebook unit sales decreased 28% driven by lower demand in the consumer and education market segments. Notebook ASPs increased 3% due to an increased mix of commercial products and lower mix of consumer and education products.
■Desktop revenue was $3.2 billion, up $103 million from Q3 2021. Desktop unit sales increased 2% partially due to increased demand for Enthusiast and gaming products, while ASPs remained flat.
■Other revenue was $492 million, down $233 million primarily driven by the continued ramp down from the exit of our 5G smartphone modem business and lower demand for our wireless and connectivity products.

YTD 2022 vs. YTD 2021
■Notebook revenue was $15.1 billion, down $4.5 billion from YTD 2021. Notebook unit sales decreased 34% driven by lower demand in the consumer and education market segments, and Notebook ASPs increased 17% due to an increased mix of commercial and consumer products and lower mix of education.
■Desktop revenue was $8.2 billion, down $530 million from YTD 2021. Desktop unit sales decreased 9% driven by lower demand for consumer and education products, and Desktop ASPs increased 3%, primarily from an increased mix of commercial products compared to YTD 2021.
■Other revenue was $1.8 billion, down $636 million from YTD 2021 primarily driven by the continued ramp down from the exit of our 5G smartphone modem business and lower demand for our wireless and connectivity products.

MD&A	24

Operating Income Summary
Operating income decreased 54% from Q3 2021, with an operating margin of 20%.
Operating income decreased 53% from YTD 2021, with an operating margin of 22%.

(In Millions)
$1,655	Q3 2022 CCG Operating Income
(801)	Lower gross margin from revenue, primarily driven by Notebook
(490)	Higher Desktop and Notebook unit cost primarily from increased mix of Intel 7 products
(400)	Higher operating expenses driven by increased investments in leadership products
(160)	Higher period charges primarily driven by inventory reserves taken in Q3 2022
(86)	Other
$3,592	Q3 2021 CCG Operating Income

$5,567	YTD 2022 CCG Operating Income
(2,160)	Lower gross margin from revenue, primarily driven by Notebook and Desktop
(1,715)	Higher Desktop and Notebook unit cost primarily from increased mix of Intel 7 products
(1,190)	Higher operating expenses driven by increased investments in leadership products
(625)	Higher period charges primarily driven by inventory reserves taken in 2022
(345)	Higher period charges primarily associated with the ramp up of Intel 4
(180)	Lower gross margin primarily driven by the continued ramp down from the exit of our 5G smartphone modem business
(127)	Other
$11,909	YTD 2021 CCG Operating Income

MD&A	25

Datacenter and AI
DCAI delivers workload-optimized platforms to empower datacenter and hyperscale solutions for diverse computing needs. We are focused on delivering the hardware and software portfolio our customers need to support the increased demand for high performance computing and processing of increasingly complex workloads. DCAI offers a portfolio of leadership products, including CPUs, FPGAs, and AI accelerators, and a broad portfolio of software and solutions that enable our hardware’s differentiated features to deliver performance to our customers. Our customers and partners include hyperscale customers, OEM/ODMs, enterprises, independent software vendors, system integrators, communications service providers, and governments.

DCAI Revenue $B	DCAI Operating Income $B

Revenue Summary

Q3 2022 vs. Q3 2021
Revenue was $4.2 billion, down $1.6 billion from Q3 2021, driven by a decrease in Server revenue. Server volume decreased 29%, led by enterprise customers, and due to customers tempering purchases to reduce existing inventories in a softening datacenter market. The higher mix of revenue from hyperscale customers within a competitive environment, drove a 7% decrease in Server ASPs. The decrease in Server revenue was partially offset by an increase in other DCAI revenue in Q3 2022 due to growth in our FPGA business.

YTD 2022 vs. YTD 2021
Revenue was $14.9 billion, down $1.4 billion from YTD 2021, due to a decrease in Server revenue. Server volume decreased 6% from YTD 2021, led by enterprise customers, and due to customers tempering purchases to reduce existing inventories in a softening datacenter market. Server ASPs decreased 6% from YTD 2021 primarily due to customer and product mix. Other DCAI revenue increased from YTD 2021 due to growth in our FPGA business.

MD&A	26

Operating Income Summary
Operating income decreased 99% from Q3 2021, with an operating margin of 0%.
Operating income decreased 69% from YTD 2021, with an operating margin of 13%.

(In Millions)
$17	Q3 2022 DCAI Operating Income
(1,350)	Lower gross margin from Server revenue
(320)	Higher operating expenses driven by increased investments in leadership products
(235)	Higher period charges primarily associated with the ramp up of Intel 4
(235)	Higher Server unit cost from increased mix of 10nm SuperFin products
(205)	Higher period charges primarily driven by inventory reserves taken in Q3 2022, and lack of sell-through of reserves compared to Q3 2021
69	Other
$2,293	Q3 2021 DCAI Operating Income

$1,917	YTD 2022 DCAI Operating Income
(1,535)	Lower gross margin from Server revenue
(985)	Higher period charges primarily associated with the ramp up of Intel 4
(915)	Higher operating expenses driven by increased investments in leadership products
(610)	Higher period charges driven by inventory reserves taken in 2022
(555)	Higher Server unit cost from increased mix of 10nm SuperFin products
275	Higher gross margin from DCAI other product revenue
153	Other
$6,089	YTD 2021 DCAI Operating Income

MD&A	27

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

Revenue Summary

Q3 2022 vs. Q3 2021
Revenue was $2.3 billion, up $280 million from Q3 2021, driven by increased demand for 5G products, higher Ethernet demand and ASPs, and accelerated demand for Edge products, partially offset by lower demand for Network Xeon.

YTD 2022 vs. YTD 2021
Revenue was $6.8 billion, up $922 million from YTD 2021, driven by increased demand for Ethernet and 5G products, accelerated demand for Edge products, and higher ASPs, partially offset by lower demand for Network Xeon.

MD&A	28

Operating Income Summary
Operating income decreased 85% from Q3 2021, with an operating margin of 3%.
Operating income decreased 50% from YTD 2021, with an operating margin of 10%.

(In Millions)
$75	Q3 2022 NEX Operating Income
(200)	Higher period charges primarily driven by inventory reserves taken in Q3 2022 and lack of sell-through of reserves compared to Q3 2021
(190)	Higher operating expenses driven by increased investments in leadership products
(160)	Lower gross margin from Network Xeon revenue
(105)	Higher period charges primarily associated with the ramp of Intel 4
183	Higher gross margin from Ethernet and Edge revenue
36	Other
$511	Q3 2021 NEX Operating Income

$682	YTD 2022 NEX Operating Income
(450)	Higher operating expenses driven by increased investments in leadership products
(365)	Higher period charges primarily associated with the ramp up of Intel 4
(375)	Higher period charges driven by reserves taken in 2022 and lack of sell-through of reserves compared to 2021
(150)	Higher period charges primarily due to other product enhancements
(100)	Lower gross margin from Network Xeon revenue
425	Higher gross margin from Ethernet revenue
250	Lower unit cost primarily from increased mix of 10nm SuperFin products
205	Higher gross margin from Edge revenue
(117)	Other
$1,359	YTD 2021 NEX Operating Income

MD&A	29

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

Revenue and Operating Income (Loss) Summary

Q3 2022 vs. Q3 2021
Revenue was $185 million, up $14 million from Q3 2021. We had an operating loss of $378 million, compared to an operating loss of $222 million in Q3 2021, due to increased inventory reserves taken and investments in our product roadmap.

YTD 2022 vs. YTD 2021
Revenue was $590 million, up $61 million from YTD 2021. We had an operating loss of $1.3 billion, compared to an operating loss of $566 million from YTD 2021, due to increased inventory reserves taken and investments in our product roadmap.

MD&A	30

Mobileye
Mobileye is a global leader in driving assistance and self-driving solutions. Mobileye's product portfolio covers the stack required for assisted and autonomous driving, including compute platforms, computer vision and machine learning-based sensing, mapping and localization, driving policy, and active sensors in development. Mobileye's unique assets in ADAS allow for building a scalable self-driving stack that meets the requirements for both Robotaxi and consumer-level autonomy. Customers and strategic partners include major global OEMs, Tier 1 automotive system integrators, and public transportation operators.

Mobileye Revenue $B	Mobileye Operating Income $B

Revenue and Operating Income Summary

Q3 2022 vs. Q3 2021
Revenue was $450 million, up $124 million from Q3 2021 primarily driven by higher demand for EyeQ products. Operating income was $142 million, up $15 million from Q3 2021, primarily due to higher revenue, partially offset by increased investments in leadership products.

YTD 2022 vs. YTD 2021
Revenue was $1.3 billion, up $274 million from YTD 2021 primarily driven by higher demand for EyeQ products. YTD operating income was $480 million, up $49 million from YTD 2021, primarily due to higher revenue, partially offset by increased investments in leadership products.

MD&A	31

Intel Foundry Services
IFS seeks to empower our customers by delivering industry-leading silicon and packaging services with a differentiated IP portfolio via a secure and sustainable supply of semiconductors. We intend to leverage our decades-long investment in advancing Moore’s Law to spark innovation and customization for our customers on leading edge nodes and mature specialty processes, through support of an open multi-Intel System Architecture ecosystem. Our early customers include traditional fabless customers, cloud service providers, automotive customers and aerospace firms. We offer a combination of leading-edge packaging and process technology services, world-class differentiated internal IPs (e.g., x86, graphics, AI), broad third party ecosystem and silicon design support. Additionally, our IFS offerings include mask-making equipment for advanced lithography used by most of the world’s leading-edge foundries.

IFS Revenue $B	IFS Operating Income (Loss) $B

Revenue and Operating Income (Loss) Summary

Q3 2022 vs. Q3 2021
Revenue was $171 million, down $3 million from Q3 2021. We had an operating loss of $103 million, compared to an operating loss of $44 million in Q3 2021, primarily due to increased spending to drive strategic growth.

YTD 2022 vs. YTD 2021
Revenue was $576 million, up $35 million from YTD 2021, primarily driven by higher sales of MBMW tools. We had an operating loss of $289 million, compared to an operating loss of $26 million from YTD 2021, primarily due to increased spending to drive strategic growth.

MD&A	32

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	Q3 2022		Q3 2021		YTD 2022		YTD 2021
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$15,338	100.0%	$19,192	100.0%	$49,012	100.0%	$58,496	100.0%
Cost of sales	8,803	57.4%	8,446	44.0%	27,646	56.4%	25,690	43.9%
Gross margin	6,535	42.6%	10,746	56.0%	21,366	43.6%	32,806	56.1%
Research and development	4,302	28.0%	3,803	19.8%	13,064	26.7%	11,141	19.0%
Marketing, general and administrative	1,744	11.4%	1,674	8.7%	5,296	10.8%	4,601	7.9%
Restructuring and other charges	664	4.3%	42	0.2%	(460)	(0.9)%	2,597	4.4%
Operating income (loss)	(175)	(1.1)%	5,227	27.2%	3,466	7.1%	14,467	24.7%
Gains (losses) on equity investments, net	(151)	(1.0)%	1,707	8.9%	4,082	8.3%	2,370	4.1%
Interest and other, net	138	0.9%	(76)	(0.4)%	1,016	2.1%	(328)	(0.6)%
Income (loss) before taxes	(188)	(1.2)%	6,858	35.7%	8,564	17.5%	16,509	28.2%
Provision for (benefit from) taxes	(1,207)	(7.9)%	35	0.2%	(114)	(0.2)%	1,264	2.2%
Net income	$1,019	6.6%	$6,823	35.6%	$8,678	17.7%	$15,245	26.1%
Earnings per share—diluted	$0.25		$1.67		$2.10		$3.73

MD&A	33

Revenue

Segment Revenue Walk $B
Q3 2022 and YTD 2022 results were impacted by an uncertain macroeconomic environment that continues to deteriorate, with slowing consumer demand, persistent inflation, and higher interest rates, and that we believe impacts our target markets and creates a high level of uncertainty with our customers. We expect the macroeconomic uncertainty and the challenging market environment will extend into 2023.
Q3 2022 vs. Q3 2021
Our Q3 2022 revenue was $15.3 billion, down $3.9 billion or 20% from Q3 2021. CCG revenue decreased 17% from Q3 2021 due to lower Notebook volume in the consumer and education market segments, though Notebook ASPs increased due to a resulting change in product mix. CCG also had lower revenue due to the continued ramp down from the exit of our 5G smartphone modem business. DCAI revenue decreased 27% from Q3 2021. Server volume decreased, led by enterprise customers, and due to customers tempering purchases to reduce existing inventories in a softening datacenter market. Server ASPs decreased due to a higher mix of revenue from hyperscale customers within a competitive environment. NEX revenue increased 14% from Q3 2021, primarily due to increased demand for 5G products, higher Ethernet demand and ASPs, and accelerated demand for Edge products, partially offset by decreased demand for Network Xeon. The decrease in "all other" revenue reflects revenue of $1.1 billion in Q3 2021 related to the divested NAND memory business for which historical results are recorded in “all other."
Incentives offered to certain customers to accelerate purchases and to strategically position our products with customers for market segment share purposes, particularly in CCG, as well as increased demand from customers in advance of fourth quarter 2022 price increases, contributed approximately $1.5 billion to our revenue during the third quarter of 2022, the impacts of which were contemplated in our financial guidance for the fourth quarter and full year of 2022 as included in our Form 8-K dated October 27, 2022.
YTD 2022 vs. YTD 2021
Our YTD 2022 revenue was $49.0 billion, down $9.5 billion or 16% from YTD 2021. CCG revenue was down 18% from YTD 2021 due to lower Notebook and Desktop volume, and lower revenue due to the continued ramp down from the exit of our 5G smartphone modem business. Notebook volume decreased driven by lower demand in the consumer and education market segments, though ASPs increased due to the resulting product mix. Desktop volume decreased driven by lower demand for consumer and education products. DCAI revenue decreased 8% from YTD 2021 led by enterprise customers, and due to customers tempering purchases to reduce existing inventories in a softening datacenter market. Server ASPs decreased due to customer and product mix. NEX revenue increased 16%, driven by increased demand for Ethernet and 5G products, accelerated demand for Edge products, and higher ASPs, partially offset by lower demand for Network Xeon. Mobileye revenue increased 27% from YTD 2021 primarily driven by higher demand for EyeQ products. The decrease in our "all other" revenue is due to revenue from the divested NAND memory business of $3.3 billion recognized in YTD 2021 for which historical results are recorded in “all other”, and $584 million of revenue recognized in YTD 2021 from a prepaid customer supply customer.
Historically, our net revenue has typically been higher in the second half of the year than in the first half of the year, accelerating in the third quarter and peaking in the fourth quarter. In 2021, continued strong COVID-driven Notebook demand in the first half of the year contributed to a flatter trend than we historically observe. For the remainder of 2022, we continue to expect a flatter trend than we historically observed as we experience the uncertainty and impacts, including on demand and the supply chain, of current macroeconomic conditions, the potential for a recession, and the risk for continued COVID-related disruptions or shutdowns.

MD&A	34

Gross Margin
We derived a substantial majority of our overall gross margin in Q3 2022, and most of our gross margin in YTD 2022, from the sale of products in the CCG and DCAI operating segments. Our overall gross margin dollars in Q3 2022 decreased by $4.2 billion, or 39% compared to Q3 2021, and YTD 2022, decreased by $11.4 billion, or 35%, compared to YTD 2021.

Gross Margin $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$6,535	Q3 2022 Gross Margin
(1,350)	Lower gross margin from Server revenue
(801)	Lower gross margin from CCG revenue, driven by lower Notebook and Desktop revenue
(725)	Higher unit cost primarily from increased mix of 10nm SuperFin and Intel 7 products
(616)	Lower gross margin related to the divested NAND memory business
(565)	Higher period charges primarily driven by inventory reserves taken in Q3 2022
(329)	Higher period charges primarily associated with the ramp up of Intel 4 and Intel 7
152	Lower incentive-based cash compensation charges
23	Other
$10,746	Q3 2021 Gross Margin

$21,366	YTD 2022 Gross Margin
(2,340)	Lower gross margin from CCG revenue, primarily driven by Notebook and Desktop revenue
(2,020)	Higher unit cost primarily from increased mix of 10nm SuperFin and Intel 7 products
(1,967)	Higher period charges primarily driven by inventory reserves taken in 2022, including reserves on non-qualified products
(1,845)	Higher period charges primarily associated with the ramp up of Intel 4 and other product enhancements
(1,535)	Lower gross margin from Server revenue
(1,477)	Lower gross margin related to the divested NAND memory business
(584)	Lack of revenue recognized in Q1 2021 from a prepaid customer supply contract
(559)	Optane inventory impairment related to the wind down of our Intel Optane memory business
(238)	Higher stock-based compensation
(205)	Corporate charges from patent settlement
325	Higher gross margin from Ethernet revenue, partially offset by Network Xeon revenue
275	Higher gross margin primarily from DCAI other product revenue
205	Higher gross margin from Edge revenue
193	Lower incentive-based cash compensation charges
332	Other
$32,806	YTD 2021 Gross Margin

MD&A	35

Operating Expenses
Total R&D and MG&A expenses for Q3 2022 were $6.0 billion, up 10% from Q3 2021, and $18.4 billion for YTD 2022, up 17% from YTD 2021. These expenses represent 39% of revenue for Q3 2022 and 29% of revenue for Q3 2021, and 37% of revenue for YTD 2022 and 27% of revenue for YTD 2021. In support of our IDM 2.0 strategy, described in our 2021 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. This requires increased investments in R&D, and an intensified effort to attract and retain talent. We expect to complete the year with total R&D and MG&A expenses roughly flat in the second half of 2022 relative to the first half of 2022, as we continue to implement certain cost-cutting measures, including slowing the pace of hiring, while at the same time continuing to improve our product execution in response to the continued decline in the broader macroeconomic environment.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q3 2022 vs. Q3 2021

R&D increased by $499 million, or 13%, driven by the following:

+	Investments in our process technology
+	Investments in our businesses to drive strategic growth
+	Increase in corporate spending
-	Incentive-based cash compensation
YTD 2022 vs. YTD 2021

R&D spending increased by $1.9 billion, or 17%, driven by the following:

+	Investments in our process technology
+	Investments in our businesses to drive strategic growth
+	Increase in corporate spending
-	Incentive-based cash compensation

Marketing, General, and Administrative
Q3 2022 vs. Q3 2021

MG&A increased by $70 million, or 4%, driven by the following:

+	Increase in corporate spending
-	Incentive-based cash compensation
YTD 2022 vs. YTD 2021

MG&A spending increased by $695 million, or 15%, driven by the following:

+	Increase in corporate spending
-	Incentive-based cash compensation

MD&A	36

Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Ongoing mark-to-market adjustments on marketable equity securities	$(244)	$(192)	$(883)	$(345)
Observable price adjustments on non-marketable equity securities	67	79	273	702
Impairment charges	(45)	(38)	(112)	(111)
Sale of equity investments and other	71	1,858	4,804	2,124
Gains (losses) on equity investments, net	$(151)	$1,707	$4,082	$2,370
Interest and other, net	$138	$(76)	$1,016	$(328)
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments for YTD 2022 and YTD 2021 were primarily related to our interest in Montage Technology, Co. Ltd and others.
In YTD 2021, we recognized $471 million of observable price adjustments related to our investment in Beijing Unisoc Technology Ltd.
In YTD 2022, the sale of McAfee to an investor group was completed and we received $4.6 billion in cash for the sale of our remaining share of McAfee, recognizing a $4.6 billion gain in Sale of equity investments and other. In Q3 2021 and YTD 2021 we recognized a McAfee special dividend of $1.1 billion paid in connection with the sale to the investor group, and $447 million of initial fair value adjustments in Sale of equity investments and other related to four companies that went public.
Interest and other, net
In YTD 2022, we recognized a gain of $1.0 billion from the first closing of the divestiture of our NAND memory business.
Restructuring and Other Charges

(In Millions)	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Employee severance and benefit arrangements	$607	$21	$650	$43
Litigation charges and other	4	16	(1,199)	2,267
Asset impairment charges	53	5	89	287
Total restructuring and other charges	$664	$42	$(460)	$2,597
In Q3 2022, the 2022 Restructuring Program was approved to rebalance our workforce and operations to create efficiencies and improve our product execution in alignment with our IDM 2.0 strategy. We expect that our 2022 Restructuring Plan, in conjunction with other initiatives, will reduce our cost structure and allow us to reinvest certain of these cost savings in resources and capacity to develop, manufacture, market, sell, and deliver our products in furtherance of our IDM 2.0 strategy.
Employee severance and benefit arrangements includes charges incurred to date under the 2022 Restructuring Program of $607 million, which was approved in Q3 2022 and expected to be substantially completed by the end of the first half of 2023, but is subject to change.
Litigation charges and other includes a $1.2 billion benefit in YTD 2022 from the annulled penalty related to an EC fine that was recorded and paid in 2009, and a charge of $2.2 billion in YTD 2021 related to the VLSI litigation.
Provision for (Benefit from) Taxes

(In Millions)	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Income (loss) before taxes	$(188)	$6,858	$8,564	$16,509
Provision for (benefit from) taxes	$(1,207)	$35	$(114)	$1,264
Effective tax rate	642.0%	0.5%	(1.3)%	7.7%
In Q3 2022 we recognized a benefit from taxes as we applied our estimated annual effective tax rate to our year-to-date measure of ordinary income. In YTD 2022, we recognized a benefit from taxes as compared to a provision for taxes in YTD 2021 due to lower income before taxes, a higher proportion of our income being taxed in non-U.S. jurisdictions, and a change in tax law from 2017 Tax Reform related to the capitalization of R&D expenses that went into effect in January 2022. These YTD 2022 impacts were partially offset by the unfavorable tax rate effects associated with the gains recognized in YTD 2022 from the equity sale of McAfee and the divestiture of our NAND memory business. In Q3 2021 and YTD 2021, we recognized one-time tax benefits from the restructuring of certain non-U.S. subsidiaries.

MD&A	37

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Oct 1, 2022	Dec 25, 2021
Cash and cash equivalents	$4,529	$4,827
Short-term investments	18,030	24,426
Loans receivable and other	469	240
Total cash and investments[1]	$23,028	$29,493
Total debt	$39,523	$38,101
1 See "Non-GAAP Financial Measures" within MD&A.
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
Our cash and investments and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity for our strategic business requirements. These actions can include, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices, and beginning in Q3 2022, selling certain of our accounts receivables on a non-recourse basis to third party financial institutions.
We expect to benefit from government incentives, and any incentives above our current expectations would enable us to increase the pace and size of our IDM 2.0 investments. Conversely, incentives below our expectations would increase our anticipated cash requirements.
In the third quarter of 2022, we issued a total of $6.0 billion aggregate principal amount of senior notes, including our inaugural green bond issuance of $1.3 billion principal amount. We are using the proceeds from the green bond offering to fund projects that support our investments in sustainable operations. We intend to use the proceeds from the remainder of the offering for general corporate purposes, including, but not limited to, refinancing of outstanding debt and funding for working capital and capital expenditures. We also received proceeds of $140 million in the aggregate from the sale of bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (CIDA). In the first quarter of 2022 we amended our $5.0 billion variable-rate revolving credit facility, extending the maturity date by one year to March 2027 and transitioning the interest terms from LIBOR to term SOFR. Other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of October 1, 2022, we had no outstanding commercial paper or borrowings on the revolving credit facility.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables are in investment-grade securities.

Cash from Operations $B	Capital Expenditures $B	Cash to Stockholders $B

■ Dividends ■ Dividends ■ Buybacks

MD&A	38

	Nine Months Ended
(In Millions)	Oct 1, 2022	Sep 25, 2021
Net cash provided by operating activities	$7,730	$24,053
Net cash used for investing activities	(7,046)	(19,543)
Net cash used for financing activities	(982)	(2,505)
Net increase (decrease) in cash and cash equivalents	$(298)	$2,005

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
The decrease in cash provided by operations in YTD 2022 was primarily driven by lower net income after adjusting for non-cash items, including the gain on the sale of McAfee and the pre-tax gain from the divestiture of our NAND business; and was also affected by cash-unfavorable working capital changes.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; cash used for acquisitions; and proceeds from divestitures.
Cash used for investing activities was lower in YTD 2022 compared to YTD 2021, primarily due to increased maturities and sales of short-term investments, proceeds from the divestiture of our NAND business, and proceeds from the sale of our remaining share of McAfee, partially offset by higher capital expenditures.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, proceeds from the sale of shares of common stock through employee equity incentive plans, and repurchases of common stock.
Cash used for financing activities was lower in YTD 2022 compared to YTD 2021, primarily due to our curtailment of common stock repurchases and higher debt issuance, offset by higher debt repayments.

MD&A	39

Non-GAAP Financial Measures
In addition to disclosing financial results in accordance with US GAAP, this document contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about our operating performance, enable comparison of financial trends and results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance. These non-GAAP financial measures are used in our performance-based RSUs and our cash bonus plans.
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

Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our US GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include periodic goodwill and asset impairments, pension charges, and costs associated with restructuring activity.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of charges related to our employee equity incentive plans.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these adjustments provide better comparability to peer company results and because these charges are not viewed by management as part of our core operating performance. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends, including in comparison to other peer companies.

MD&A	40

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
Gains (losses) from divestiture	Gains or losses are recognized at the close of a divestiture, or over a specified deferral period when deferred consideration is received at the time of closing. Based on our ongoing obligation under the NAND wafer manufacturing and sale agreement entered into in connection with the first closing of the sale of our NAND memory business on December 29, 2021, a portion of the initial closing consideration was deferred and will be recognized between first and second closing.	We exclude gains or losses resulting from divestitures for purposes of calculating certain non-GAAP measures because they do not reflect our current operating performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
(Gains) losses on equity investments, net	(Gains) losses on equity investments, net consists of ongoing mark-to-market adjustments on marketable equity securities, observable price adjustments on non-marketable equity securities, related impairment charges, and the sale of equity investments and other.	We exclude these non-operating gains and losses for better comparability between periods. The exclusion reflects how management evaluates the core operations of the business.
Tax Reform	Adjustments for Tax Reform reflect the impact of a change in tax law from 2017 Tax Reform related to the capitalization of R&D costs.
We exclude the impacts of this 2022 change in U.S. tax treatment of R&D costs for purposes of calculating certain non-GAAP measures as we believe these adjustments facilitate a better evaluation of our current operating performance and comparison to past operating results.

Adjusted free cash flow	We reference a non-GAAP financial measure of adjusted free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Adjusted free cash flow is operating cash flow adjusted for 1) additions to property, plant and equipment, net of proceeds from capital grants, 2) payments on finance leases, and 3) proceeds from the McAfee equity sale.
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

Total cash and investments	Total cash and investments is used by management when assessing our sources of liquidity, which includes cash and cash equivalents, short-term investments, and loans receivable and other.	This non-GAAP measure is helpful in understanding our capital resources and liquidity position.

MD&A	41

Following are the reconciliations of our most comparable U.S. GAAP measures to our non-GAAP measures presented:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Oct 1, 2022	Sep 25, 2021
Net revenue	$15,338	$19,192
NAND memory business	—	(1,105)
Non-GAAP net revenue	$15,338	$18,087

Gross margin percentage	42.6%	56.0%
Acquisition-related adjustments	2.2%	1.7%
Share-based compensation	1.1%	0.5%
NAND memory business	—%	0.1%
Non-GAAP gross margin percentage[1]	45.9%	58.3%

Earnings per share—diluted	$0.25	$1.67
Acquisition-related adjustments	0.09	0.09
Restructuring and other charges	0.16	0.01
Share-based compensation	0.19	0.13
(Gains) losses from divestiture	(0.01)	—
(Gains) losses on equity investments, net	0.03	(0.42)
NAND memory business	—	(0.10)
Tax Reform	(0.05)	—
Income tax effects	(0.07)	0.07
Non-GAAP earnings per share—diluted	$0.59	$1.45

1 Our reconciliation of GAAP to non-GAAP prior year operating and gross margin percentages reflects the exclusion of our NAND memory business from net revenue.

	Nine Months Ended
(In Millions)	Oct 1, 2022	Sep 25, 2021
Net cash provided by operating activities	$7,730	$24,053
Net additions to property, plant and equipment[1]	(19,089)	(11,486)
Payments on finance leases	(341)	—
Sale of equity investment	4,561	—
Adjusted free cash flow	$(7,139)	$12,567

Net cash used for investing activities	$(7,046)	$(19,543)
Net cash used for financing activities	$(982)	$(2,505)
1 The calculation of adjusted free cash flow includes additions to property, plant and equipment net of proceeds from capital grants.

MD&A	42

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending October 1, 2022. As of October 1, 2022, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
We issue RSUs as part of our equity incentive plans. In our Consolidated Condensed Financial Statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase program.

Other Key Information	43

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

Other Key Information	44

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 10, 2021	8-K	000-06217	3.2	3/16/2021
4.1	Eighteenth Supplemental Indenture, dated as of August 5, 2022, between Intel Corporation and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee	8-K	000-06217	4.1	8/5/2022
10.1	Purchase and Contribution Agreement, dated as of August 22, 2022, by and among Intel Corporation, Arizona Fab HoldCo Inc., Foundry JV Holdco LLC, and Arizona Fab LLC	8-K	000-06217	10.1	8/23/2022
10.2	Form of Amended and Restated Limited Liability Company Agreement of Arizona Fab LLC by and between Arizona Fab HoldCo Inc. and Foundry JV Holdco LLC	8-K	000-06217	10.2	8/23/2022
10.3†	Intel Corporation Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted to non-employee directors on or after May 12, 2022)					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	45

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 38 - 39
	Results of operations	Pages 2, 24 - 37
	Critical accounting estimates	Pages 24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 43
Item 4.	Controls and Procedures	Page 43

Part II - Other Information
Item 1.	Legal Proceedings	Pages 19 - 22
Item 1A.	Risk Factors	Page 43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 43
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 44
Item 6.	Exhibits	Page 45

Signatures		Page 47

Other Key Information	46

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 27, 2022	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2022	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

47