Form 10-Q
period 2023-04-01
INTEL CORP
filed 2023-04-28
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 1, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-06217
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 21, 2023, the registrant had outstanding 4,171 million shares of common stock.

Organization of Our Form 10-Q
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
The preparation of our Consolidated Condensed Financial Statements is in conformity with US GAAP. Our Form 10-Q includes key metrics that we use to measure our business, some of which are non-GAAP measures. See "Non-GAAP Financial Measures" within MD&A for an explanation of these measures and why management uses them and believes they provide investors with useful supplemental information.

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate," "achieve," "aim," "ambitions," "anticipate," "believe," "committed," "continue," "could," "designed," "estimate," "expect," "forecast," "future," "goals," "grow," "guidance," "intend," "likely," "may," "might," "milestones," "next generation," "objective," "on track," "opportunity," "outlook," "pending," "plan," "position," "potential," "possible," "predict," "progress," "ramp," "roadmap," "seeks," "should," "strive," "targets," "to be," "upcoming," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
•our business plans and strategy and anticipated benefits therefrom, including our IDM 2.0 strategy, our partnership with Brookfield, the transition to an internal foundry model, and updates to our reporting structure;
•projections of our future financial performance, including future revenue, gross margins, capital expenditures, and cash flows;
•projected costs and yield trends;
•future cash requirements and the availability, uses, sufficiency, and cost of capital resources, and sources of funding, including future capital and R&D investments, credit rating expectations, and expected returns to stockholders such as stock repurchases and dividends;
•future products, services and technologies, and the expected goals, timeline, ramps, progress, availability, production, regulation and benefits of such products, services and technologies, including future process nodes and packaging technology, product roadmaps, schedules, future product architectures, expectations regarding process performance, per-watt parity, and metrics and expectations regarding product and process leadership;
•investment plans, and impacts of investment plans, including in the US and abroad;
•internal and external manufacturing plans, including future internal manufacturing volumes, manufacturing expansion plans and the financing therefor, and external foundry usage;
•future production capacity and product supply;
•supply expectations, including regarding constraints, limitations, pricing, and industry shortages;
•plans and goals related to Intel’s foundry business, including with respect to future manufacturing capacity and foundry service offerings, including technology and IP offerings;
•expected timing and impact of acquisitions, divestitures, and other significant transactions, including statements relating to the completion of our acquisition of Tower Semiconductor Ltd. and the sale of our NAND memory business;
•expected completion and impacts of restructuring activities and cost-saving or efficiency initiatives, including those related to the 2022 Restructuring Program;
•future social, and environmental performance, goals, measures and strategies;
•our anticipated growth, future market share, and trends in our businesses and operations;
•projected growth and trends in markets relevant to our businesses;
•anticipated trends and impacts related to industry component, substrate, and foundry capacity utilization, shortages and constraints;
•expectations regarding government incentives;
•future technology trends;
•future macro environmental and economic conditions, including regional or global downturns or recessions;
•future responses to and effects of COVID-19, including as to manufacturing, transportation and operational restrictions and disruptions and broader economic conditions;
•geopolitical conditions, including the impacts of Russia's war on Ukraine;
•tax- and accounting-related expectations;
•expectations regarding our relationships with certain sanctioned parties; and
•other characterizations of future events or circumstances.
Such statements involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied, including:
•changes in demand for our products;
•changes in product mix;
•the complexity and fixed cost nature of our manufacturing operations;
•the high level of competition and rapid technological change in our industry;
•the significant upfront investments in R&D and our business, products, technologies, and manufacturing capabilities;
•vulnerability to new product development and manufacturing-related risks, including product defects or errata, particularly as we develop next generation products and implement next generation process technologies;
•risks associated with highly complex global supply chain, including from disruptions, delays, trade tensions, or shortages;
•sales-related risks, including customer concentration and the use of distributors and other third parties;
•potential security vulnerabilities in our products;

1

•cybersecurity and privacy risks;
•investment and transaction risk;
•IP risks and risks associated with litigation and regulatory proceedings;
•evolving regulatory and legal requirements across many jurisdictions;
•geopolitical and international trade conditions;
•our debt obligations;
•risks of large scale global operations;.
•macroeconomic conditions;
•impacts of the COVID-19 or similar such pandemic;
•other risks and uncertainties described in this report, our 2022 Form 10-K and our other filings with the SEC.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.
Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are based on management's expectations as of the date of this filing, unless an earlier date is specified, including expectations based on third-party information and projections that management believes to be reputable. We do not undertake, and expressly disclaim any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
Availability of Company Information
We use our Investor Relations website, www.intc.com, as a routine channel for distribution of important, and often material, information about us, including our quarterly and annual earnings results and presentations, press releases, announcements, information about upcoming webcasts, analyst presentations, and investor days, archives of these events, financial information, corporate governance practices, and corporate responsibility information. We do not distribute our financial results via a news wire service. All such information is available on our Investor Relations website free of charge. Our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post financial information and issue press releases, and to receive information about upcoming events. We encourage interested persons to follow our Investor Relations website in addition to our filings with the SEC to timely receive information about the company.
Intel, the Intel logo, Intel Core, and Xeon are trademarks of Intel Corporation or its subsidiaries in the US and/or other countries.
* Other names and brands may be claimed as the property of others.

2

A Quarter in Review
Total revenue of $11.7 billion was down $6.6 billion or 36% from Q1 2022, as CCG revenue decreased 38%, DCAI revenue decreased 39%, and NEX revenue decreased 30%. Q1 2023 results were impacted by an uncertain macroeconomic environment, with slowing consumer and enterprise demand, persistent inflation, and higher interest rates, that we believe impacts our target markets and creates a high level of uncertainty with our customers. We believe CCG, DCAI, and NEX customers, among others, tempered purchases to reduce their existing inventories and adjust to the macroeconomic uncertainty. CCG revenue decreased due to lower notebook and desktop volumes on lower demand, while notebook ASPs decreased due to a higher mix of small core and older generation products. DCAI revenue decreased due to lower server volume resulting from a softening data center market, partially offset by an increase in revenue from the FPGA product line. NEX revenue decreased due to lower demand for Edge, Network Xeon, and Ethernet products.

Revenue	Gross Margin	Diluted EPS attributable to Intel	Cash Flows
■ GAAP $B	■ GAAP ■ Non-GAAP	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Adjusted Free Cash Flow $B

$11.7B	34.2%	38.4%	$(0.66)	$(0.04)	$(1.8)B	$(8.8)B
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $6.6B or 36% from Q1 2022	Gross margin down 16.2 ppts from Q1 2022	Gross margin down 14.7 ppts from Q1 2022	Diluted EPS down $2.64 or 133% from Q1 2022	Diluted EPS down $0.91 or 105% from Q1 2022	Operating cash flow down $7.7B or 131% from Q1 2022	Adjusted free cash flow down $14.4B or 257% from Q1 2022

Lower revenue in CCG, DCAI, and NEX.	Lower GAAP gross margin from lower revenue, higher unit cost, and higher excess capacity charges, partially offset by a decrease in product ramp costs.		Lower GAAP EPS from lower gross margin, and lack of one-time benefits recognized in Q1 2022 (gains on the sale of McAfee and the NAND divestiture, and the benefit from the EC fine reversal).		Lower operating cash flow driven primarily by a net operating loss.
Key Developments
▪CCG introduced the 13th Gen Intel® Core™ mobile processor family, led by the launch of the first 24-core processor for a laptop, and introduced the new Intel vPro® platform powered by the full lineup of 13th Gen Intel Core processors.
▪DCAI launched the 4th Gen Intel® Xeon® Scalable processors, a critical part of our heterogeneous hardware and software portfolio to accelerate real-world workloads, including AI, and announced the 5th Gen Xeon Scalable processor.
▪NEX launched the 4th Gen Intel® Xeon® Scalable processors with Intel® vRAN Boost, a new general-purpose chip that fully integrates Layer 1 acceleration into the Xeon SoC and is designed to eliminate the need for external accelerator cards.
▪IFS announced a multigeneration agreement with Arm to enable chip designers to build low-power compute system-on-chips (SoCs) on the Intel 18A process.

1 See "Non-GAAP Financial Measures" within MD&A.

A Quarter in Review	3

Consolidated Condensed Statements of Income

	Three Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Apr 1, 2023	Apr 2, 2022
Net revenue	$11,715	$18,353
Cost of sales	7,707	9,109
Gross margin	4,008	9,244
Research and development	4,109	4,362
Marketing, general, and administrative	1,303	1,752
Restructuring and other charges	64	(1,211)
Operating expenses	5,476	4,903
Operating income (loss)	(1,468)	4,341
Gains (losses) on equity investments, net	169	4,323
Interest and other, net	141	997
Income (loss) before taxes	(1,158)	9,661
Provision for taxes	1,610	1,548
Net income (loss)	(2,768)	8,113
Less: Net income (loss) attributable to non-controlling interests	(10)	—
Net income (loss) attributable to Intel	$(2,758)	$8,113
Earnings (loss) per share attributable to Intel—basic	$(0.66)	$1.99
Earnings (loss) per share attributable to Intel—diluted	$(0.66)	$1.98
Weighted average shares of common stock outstanding:
Basic	4,154	4,079
Diluted	4,154	4,107

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	4

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended
(In Millions; Unaudited)	Apr 1, 2023	Apr 2, 2022
Net income (loss)	$(2,768)	$8,113
Changes in other comprehensive income, net of tax:
Net unrealized holding gains (losses) on derivatives	142	(115)
Actuarial valuation and other pension benefits (expenses), net	1	18
Translation adjustments and other	—	(25)
Other comprehensive income (loss)	143	(122)
Total comprehensive income (loss)	(2,625)	7,991
Less: comprehensive income (loss) attributable to non-controlling interests	(10)	—
Total comprehensive income (loss) attributable to Intel	$(2,615)	$7,991
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	5

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Apr 1, 2023	Dec 31, 2022

Assets
Current assets:
Cash and cash equivalents	$8,232	$11,144
Short-term investments	19,302	17,194
Accounts receivable, net	3,847	4,133
Inventories	12,993	13,224
Other current assets	3,940	4,712
Total current assets	48,314	50,407

Property, plant and equipment, net of accumulated depreciation of $94,550 ($93,386 as of December 31, 2022)	85,734	80,860
Equity investments	6,029	5,912
Goodwill	27,591	27,591
Identified intangible assets, net	5,567	6,018
Other long-term assets	12,068	11,315
Total assets	$185,303	$182,103

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$1,437	$4,367
Accounts payable	8,083	9,595
Accrued compensation and benefits	2,497	4,084
Income taxes payable	4,046	2,251
Other accrued liabilities	11,330	11,858
Total current liabilities	27,393	32,155
Debt	48,836	37,684
Long-term income taxes payable	3,831	3,796
Other long-term liabilities	4,840	5,182
Contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,171 issued and outstanding (4,137 issued and outstanding as of December 31, 2022)	32,829	31,580
Accumulated other comprehensive income (loss)	(419)	(562)
Retained earnings	65,649	70,405
Total Intel stockholders' equity	98,059	101,423
Non-controlling interests	2,344	1,863
Total stockholders' equity	100,403	103,286
Total liabilities and stockholders’ equity	$185,303	$182,103

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	6

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
(In Millions; Unaudited)	Apr 1, 2023	Apr 2, 2022
Cash and cash equivalents, beginning of period	$11,144	$4,827
Cash flows provided by (used for) operating activities:
Net income (loss)	(2,768)	8,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,901	2,847
Share-based compensation	739	707
Restructuring and other charges	55	17
Amortization of intangibles	465	501
(Gains) losses on equity investments, net	(167)	(4,325)
(Gains) losses on divestitures	—	(1,121)
Changes in assets and liabilities:
Accounts receivable	286	2,384
Inventories	231	(1,147)
Accounts payable	(771)	(128)
Accrued compensation and benefits	(1,560)	(1,884)
Income taxes	1,344	1,219
Other assets and liabilities	(1,540)	(1,292)
Total adjustments	983	(2,222)
Net cash provided by (used for) operating activities	(1,785)	5,891
Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(7,413)	(4,604)
Purchases of short-term investments	(16,132)	(19,091)
Maturities and sales of short-term investments	14,173	10,490
Sales of equity investments	116	4,682
Proceeds from divestitures	—	6,544
Other investing	735	(660)
Net cash used for investing activities	(8,521)	(2,639)
Cash flows provided by (used for) financing activities:
Repayment of commercial paper	(2,930)	—
Payments on finance leases	(15)	(299)
Partner contributions	449	—
Issuance of long-term debt, net of issuance costs	10,968	—
Proceeds from sales of common stock through employee equity incentive plans	659	589
Payment of dividends to stockholders	(1,512)	(1,487)
Other financing	(225)	(667)
Net cash provided by (used for) financing activities	7,394	(1,864)
Net increase (decrease) in cash and cash equivalents	(2,912)	1,388
Cash and cash equivalents, end of period	$8,232	$6,215

Supplemental disclosures:
Acquisition of property, plant and equipment included in accounts payable and accrued liabilities	$4,711	$2,949
Cash paid during the period for:
Interest, net of capitalized interest	$313	$177
Income taxes, net of refunds	$267	$335

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	7

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Shares		Amount
Three Months Ended

Balance as of December 31, 2022	$4,137		$31,580	$(562)	$70,405	$1,863	$103,286

Net income (loss)	—		—	—	(2,758)	(10)	(2,768)
Other comprehensive income (loss)	—		—	143	—	—	143
Net proceeds received from partner contributions	—	—	—	—	—	449	449
Employee equity incentive plans and other	36		659	—	—	—	659
Share-based compensation	—		697	—	—	42	739
Restricted stock unit withholdings	(2)		(107)	—	38	—	(69)
Cash dividends declared ($0.49 per share)	—		—	—	(2,036)	—	(2,036)
Balance as of April 1, 2023	$4,171		$32,829	$(419)	$65,649	$2,344	$100,403

Balance as of December 25, 2021	$4,070		$28,006	$(880)	$68,265	$—	$95,391

Net income (loss)	—		—	—	8,113	—	8,113
Other comprehensive income (loss)	—		—	(122)	—	—	(122)
Employee equity incentive plans and other	20		589	—	—	—	589
Share-based compensation	—		707	—	—	—	707
Restricted stock unit withholdings	(1)		(58)	—	3	—	(55)
Cash dividends declared ($0.37 per share)	—		—	—	(1,487)	—	(1,487)
Balance as of April 2, 2022	$4,089		$29,244	$(1,002)	$74,894	$—	$103,136

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	8

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with US GAAP, consistent in all material respects with those applied in our 2022 Form 10-K.
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2023 is a 52-week fiscal year; fiscal 2022 was a 53-week fiscal year, with the extra week included in the first quarter of 2022.
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the Consolidated Financial Statements in our 2022 Form 10-K where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates.

Note 2 :	Operating Segments
We previously announced the organizational change to integrate AXG into CCG and DCAI. This change is intended to drive a more effective go-to-market capability and to accelerate the scale of these businesses, while also reducing costs. As a result, we modified our segment reporting in the first quarter of 2023 to align to this and certain other business reorganizations. All prior-period segment data has been retrospectively adjusted to reflect the way our CODM internally receives information and manages and monitors our operating segment performance starting in fiscal year 2023.
We now manage our business through the following operating segments:
▪Client Computing (CCG)
▪Data Center and AI (DCAI)
▪Network and Edge (NEX)
▪Mobileye
▪Intel Foundry Services (IFS)
We derive a substantial majority of our revenue from our principal products that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or a multichip package, which is based on Intel® architecture.
CCG, DCAI and NEX are our reportable operating segments. Mobileye and IFS do not qualify as reportable operating segments; however, we have elected to disclose the results of these non-reportable operating segments. When we enter into federal contracts, they are aligned to the sponsoring operating segment.
We have sales and marketing, manufacturing, engineering, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments.
We have an "all other" category that includes revenue, expenses, and charges such as:
▪results of operations from non-reportable segments not otherwise presented, and from start-up businesses that support our initiatives;
▪historical results of operations from divested businesses;
▪amounts included within restructuring and other charges;
▪employee benefits, compensation, impairment charges, and other expenses not allocated to the operating segments; and
▪acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
The CODM, who is our CEO, allocates resources to and assesses the performance of each operating segment using information about the operating segment's revenue and operating income (loss). The CODM does not evaluate operating segments using discrete asset information, and we do not identify or allocate assets by operating segments. Based on the interchangeable nature of our manufacturing and assembly and test assets, most of the related depreciation expense is not directly identifiable within our operating segments, as it is included in overhead cost pools and subsequently absorbed into inventory as each product passes through our manufacturing process. Because our products are then sold across multiple operating segments, it is impracticable to determine the total depreciation expense included as a component of each operating segment's operating income (loss) results. We do not allocate gains and losses from equity investments, interest and other income, share-based compensation, or taxes to our operating segments. Although the CODM uses operating income (loss) to evaluate the segments, operating costs included in one segment may benefit other segments. The accounting policies for segment reporting are the same as for Intel as a whole. There have been no changes to our segment accounting policies disclosed in our 2022 Form 10-K except for the organizational change described above.

Financial Statements	Notes to Financial Statements	9

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Apr 1, 2023	Apr 2, 2022
Net revenue:
Client Computing
Desktop	$1,879	$2,641
Notebook	3,407	5,959
Other	481	722
	5,767	9,322

Data Center and AI	3,718	6,074
Network and Edge	1,489	2,139
Mobileye	458	394
Intel Foundry Services	118	156
All other	165	268
Total net revenue	$11,715	$18,353

Operating income (loss):
Client Computing	$520	$2,722
Data Center and AI	(518)	1,393
Network and Edge	(300)	416
Mobileye	123	148
Intel Foundry Services	(140)	(23)
All other	(1,153)	(315)
Total operating income (loss)	$(1,468)	$4,341

Note 3 :	Non-Controlling Interests
Semiconductor Co-Investment Program
In 2022, we closed a transaction with Brookfield Asset Management (Brookfield) resulting in the formation of Arizona Fab LLC (Arizona Fab), a VIE for which we and Brookfield own 51% and 49%, respectively. Because we are the primary beneficiary of the VIE, we fully consolidate the results of Arizona Fab into our consolidated financial statements. Generally, contributions will be made to, and distributions will be received from, Arizona Fab based on both parties’ proportional ownership. We will be the sole operator and majority owner of two new chip factories that will be constructed by Arizona Fab, and we will have the right to purchase 100% of the related factory output. Once production commences, we will be required to operate Arizona Fab at minimum production levels measured in wafer starts per week and will be required to limit excess inventory held on site or we will be subject to certain penalties.
We have an unrecognized commitment to fund our respective share of the total construction costs of Arizona Fab of $29.0 billion.
As of April 1, 2023, a substantial majority of the assets of Arizona Fab consisted of property, plant and equipment. The assets held by Arizona Fab, which can be used only to settle obligations of the VIE and are not available to us, were $2.7 billion as of April 1, 2023 ($1.8 billion as of December 31, 2022).
Non-controlling interest in Arizona Fab was $1.3 billion as of April 1, 2023 ($874 million as of December 31, 2022). Net loss attributable to non-controlling interest in Arizona Fab was $5 million in the first three months of 2023; there was no net income (loss) attributable to non-controlling interest in the first three months of 2022.
Mobileye
In October 2022, Mobileye completed its IPO and certain other equity financing transactions that resulted in net proceeds of $1.0 billion. As of April 1, 2023, Intel held approximately 94% (94% as of December 31, 2022) of the outstanding equity interest in Mobileye. Non-controlling interest in Mobileye was $1.0 billion as of April 1, 2023 ($1.0 billion as of December 31, 2022). Net loss attributable to non-controlling interest in Mobileye was $5 million in the first three months of 2023; there was no net income (loss) attributable to non-controlling interest in the first three months of 2022.

Financial Statements	Notes to Financial Statements	10

Note 4 :	Earnings (Loss) Per Share
We computed basic earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended
(In Millions, Except Per Share Amounts)	Apr 1, 2023	Apr 2, 2022
Net income (loss)	$(2,768)	$8,113
Less: Net income (loss) attributable to non-controlling interests	(10)	—
Net income (loss) attributable to Intel	(2,758)	8,113
Weighted average shares of common stock outstanding—basic	4,154	4,079
Dilutive effect of employee equity incentive plans	—	28
Weighted average shares of common stock outstanding—diluted	4,154	4,107
Earnings (loss) per share attributable to Intel—basic	$(0.66)	$1.99
Earnings (loss) per share attributable to Intel—diluted	$(0.66)	$1.98
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan. Due to our net loss in the first three months of 2023, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan had an antidilutive effect on diluted earnings per share.
Securities which were anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share in all periods presented.

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $500 million during the first three months of 2023, and we did not factor accounts receivable during the first three months of 2022. After the sale of our accounts receivable, we will collect payment from the customers and remit it to the third-party financial institution.
Inventories

(In Millions)	Apr 1, 2023	Dec 31, 2022
Raw materials	$1,358	$1,517
Work in process	7,415	7,565
Finished goods	4,220	4,142
Total inventories	$12,993	$13,224
Interest and Other, Net

	Three Months Ended
(In Millions)	Apr 1, 2023	Apr 2, 2022
Interest income	$334	$47
Interest expense	(193)	(124)
Other, net	—	1,074
Total interest and other, net	$141	$997
Interest expense is net of $363 million of interest capitalized in the first three months of 2023 ($142 million in the first three months of 2022). Other, net includes a gain in 2022 of $1.0 billion resulting from the first closing of the divestiture of our NAND memory business.

Financial Statements	Notes to Financial Statements	11

Property, Plant and Equipment
Effective January 2023, we increased the estimated useful life of certain production machinery and equipment from 5 years to 8 years. We estimate this change resulted in an approximate $360 million increase to gross margin, an approximate $100 million decrease in R&D expenses, and an approximate $525 million decrease in ending inventory values in Q1 2023 when compared to what the impact would have been using the estimated useful life in place prior to this change.

Note 6 :	Restructuring and Other Charges

	Three Months Ended
(In Millions)	Apr 1, 2023	Apr 2, 2022
Employee severance and benefit arrangements	$(39)	$5
Litigation charges and other	77	(1,216)
Asset impairment charges	26	—
Total restructuring and other charges	$64	$(1,211)
The 2022 Restructuring Program was approved in the third quarter of 2022 to rebalance our workforce and operations to create efficiencies and improve our product execution in alignment with our strategy. We expect these actions to be substantially completed by the end of 2023, but this is subject to change. Any changes to the estimates or timing of executing the 2022 Restructuring Program will be reflected in our results of operations.

Restructuring activity for the 2022 Restructuring Program during the first three months of 2023 was as follows:

(In Millions)
Accrued restructuring balance as of December 31, 2022	$873
Adjustments	(41)
Cash payments	(487)
Accrued restructuring balance as of April 1, 2023	$345
The accrued restructuring balance as of April 1, 2023, was recorded as a current liability within accrued compensation and benefits on the Consolidated Condensed Balance Sheets.
Litigation charges and other includes a $1.2 billion benefit in the first three months of 2022 from the annulled penalty related to an EC fine that was recorded and paid in 2009. Refer to "Note 12: Contingencies" within the Notes to Consolidated Condensed Financial Statements for further information on legal proceedings related to the EC fine.

Note 7 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments. Government debt includes instruments such as non-US government bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of April 1, 2023, and December 31, 2022, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our hedged investments was $18.2 billion as of April 1, 2023 ($16.2 billion as of December 31, 2022). For hedged investments still held at the reporting date, we recorded net gains of $90 million in the first three months of 2023 ($411 million of net losses in the first three months of 2022). We recorded net losses on the related derivatives of $102 million in the first three months of 2023 ($377 million of net gains in the first three months of 2022).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The adjusted cost of our unhedged investments was $7.0 billion as of April 1, 2023 ($10.2 billion as of December 31, 2022), which approximated the fair value for these periods.

Financial Statements	Notes to Financial Statements	12

The fair value of marketable debt investments, by contractual maturity, as of April 1, 2023, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$15,874
Due in 1–2 years	1,805
Due in 2–5 years	4,850
Due after 5 years	734
Instruments not due at a single maturity date[1]	1,947
Total	$25,210
1 Instruments not due at a single maturity date is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Apr 1, 2023	Dec 31, 2022
Marketable equity securities[1]	$1,421	$1,341
Non-marketable equity securities	4,598	4,561
Equity method investments	10	10
Total	$6,029	$5,912
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
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Apr 1, 2023	Apr 2, 2022
Ongoing mark-to-market adjustments on marketable equity securities	$188	$(430)
Observable price adjustments on non-marketable equity securities	10	71
Impairment charges	(36)	(23)
Sale of equity investments and other[1]	7	4,705
Total gains (losses) on equity investments, net	$169	$4,323

1 Sale of equity investments and other includes initial fair value adjustments recorded upon a security becoming marketable, realized gains (losses) on sales of non-marketable equity investments and equity method investments, and our share of equity method investee gains (losses) and distributions.
Net unrealized gains and losses for our marketable and non-marketable equity securities for each period were as follows:

	Three Months Ended
(In Millions)	Apr 1, 2023	Apr 2, 2022
Net unrealized gains (losses) recognized during the period on equity securities	$166	$(244)
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(3)	(17)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$163	$(261)
McAfee Corp.
During the first quarter of 2022, the sale of the McAfee consumer business was completed and we received $4.6 billion in cash for the sale of our remaining share of McAfee, recognizing a $4.6 billion gain in sale of equity investments and other.

Financial Statements	Notes to Financial Statements	13

Note 8 :	Acquisitions and Divestitures
Acquisitions
Acquisition of Tower Semiconductor
During the first quarter of 2022, we entered into a definitive agreement to acquire Tower Semiconductor Ltd. (Tower) in a cash-for-stock transaction. Tower is a leading foundry for analog semiconductor solutions. The acquisition is expected to advance our IDM 2.0 strategy by accelerating our global end-to-end foundry business. Upon completion of the acquisition, each issued and outstanding ordinary share of Tower will be converted into the right to receive $53 per share in cash, representing a total enterprise value of approximately $5.4 billion as of the agreement date. We continue to work to close the transaction, which is subject to certain regulatory approvals and customary closing conditions. If regulatory approvals are not received prior to August 15, 2023, and the agreement is terminated by either party, we may be obligated to pay Tower a termination fee of $353 million. Tower will be included in our IFS operating segment.
Divestitures
NAND Memory Business
On December 29, 2021, we closed the first phase of our agreement with SK hynix Inc. (SK hynix) to divest our NAND memory business for $9.0 billion in cash. Our NAND memory business includes our NAND memory technology and manufacturing business (the NAND OpCo Business), of which we deconsolidated our ongoing interests in as part of the sale. The transaction will be completed in two closings and upon first closing in the first three months 2022, SK hynix paid $7.0 billion of consideration and we recognized a pre-tax gain of $1.0 billion within interest and other, net, and tax expense of $495 million. We recorded a receivable in other long-term assets for the remaining proceeds of $1.9 billion which remains outstanding as of April 1, 2023, and will be received upon the second closing of the transaction, expected to be no earlier than March 2025.
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
As of April 1, 2023, we also have a receivable due from the NAND OpCo Business, a deconsolidated entity, of $184 million recorded within other current assets on the Consolidated Condensed Balance Sheets. We will be reimbursed for costs of approximately $35 million per quarter in 2023 for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements associated with being wholly owned subsidiaries.

Note 9 :	Borrowings
In the first quarter of 2023, we issued a total of $11.0 billion aggregate principal amount of senior notes. We also amended both our 5-year $5.0 billion revolving credit facility agreement, extending the maturity date by one year to March 2028, and our 364-day credit facility agreement, extending the maturity date to March 2024. The revolving credit facilities had no borrowings outstanding as of April 1, 2023.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. In the first quarter of 2023, we settled in cash $2.9 billion of our commercial paper and had $1.0 billion outstanding as of April 1, 2023.
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

Financial Statements	Notes to Financial Statements	14

Note 10 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Apr 1, 2023				Dec 31, 2022
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$1,395	$—	$1,395	$—	$856	$—	$856
Financial institution instruments¹	1,806	2,177	—	3,983	6,899	1,474	—	8,373
Government debt²	233	297	—	530	—	—	—	—
Reverse repurchase agreements	—	1,700	—	1,700	—	1,301	—	1,301
Short-term investments:
Corporate debt	—	5,441	—	5,441	—	5,381	—	5,381
Financial institution instruments¹	141	5,019	—	5,160	196	4,729	—	4,925
Government debt²	49	8,652	—	8,701	48	6,840	—	6,888
Other current assets:
Derivative assets	78	959	—	1,037	—	1,264	—	1,264
Loans receivable³	—	54	—	54	—	53	—	53
Marketable equity securities	1,421	—	—	1,421	1,341	—	—	1,341
Other long-term assets:
Derivative assets	—	5	—	5	—	10	—	10
Total assets measured and recorded at fair value	$3,728	$25,699	$—	$29,427	$8,484	$21,908	$—	$30,392
Liabilities
Other accrued liabilities:
Derivative liabilities	$8	$350	$81	$439	$111	$485	$89	$685
Other long-term liabilities:
Derivative liabilities	—	515	—	515	—	699	—	699
Total liabilities measured and recorded at fair value	$8	$865	$81	$954	$111	$1,184	$89	$1,384
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

Financial Statements	Notes to Financial Statements	15

We classify the fair value of grants receivable and reverse repurchase agreements with original maturities greater than three months as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of April 1, 2023 was $459 million (the aggregate carrying value as of December 31, 2022 was $437 million). The aggregate carrying value of reverse repurchase agreements with original maturities greater than three months as of April 1, 2023 was $0 million (the aggregate carrying value as of December 31, 2022 was $400 million).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of our issued debt was $45.9 billion as of April 1, 2023 ($34.3 billion as of December 31, 2022).

Note 11 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Apr 1, 2023	Dec 31, 2022
Foreign currency contracts	$30,847	$31,603
Interest rate contracts	16,590	16,011
Other	2,058	2,094
Total	$49,495	$49,708
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Apr 1, 2023		Dec 31, 2022
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$187	$185	$142	$290
Interest rate contracts	—	585	—	777
Total derivatives designated as hedging instruments	187	770	142	1,067
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	537	156	866	194
Interest rate contracts	240	20	266	12
Equity contracts	78	8	—	111
Total derivatives not designated as hedging instruments	855	184	1,132	317
Total derivatives	$1,042	$954	$1,274	$1,384
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3The substantial majority of these instruments mature within 12 months.

Financial Statements	Notes to Financial Statements	16

Amounts Offset in the Consolidated Condensed Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Apr 1, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$966	$—	$966	$(471)	$(495)	$—
Reverse repurchase agreements	1,700	—	1,700	—	(1,700)	—
Total assets	2,666	—	2,666	(471)	(2,195)	—
Liabilities:
Derivative liabilities subject to master netting arrangements	935	—	935	(471)	(392)	72
Total liabilities	$935	$—	$935	$(471)	$(392)	$72

	Dec 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,231	$—	$1,231	$(546)	$(682)	$3
Reverse repurchase agreements	1,701	—	1,701	—	(1,701)	—
Total assets	2,932	—	2,932	(546)	(2,383)	3
Liabilities:
Derivative liabilities subject to master netting arrangements	1,337	—	1,337	(546)	(712)	79
Total liabilities	$1,337	$—	$1,337	$(546)	$(712)	$79
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges recognized in other comprehensive income (loss) were $53 million net gains in the first three months of 2023 ($115 million net losses in the first three months of 2022). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first three months of 2023 and 2022, the amounts excluded from effectiveness testing were insignificant.

Financial Statements	Notes to Financial Statements	17

Derivatives in Fair Value Hedging Relationships

The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) Recognized in Consolidated Condensed Statements of Income on Derivatives
	Three Months Ended
(In Millions)	Apr 1, 2023	Apr 2, 2022
Interest rate contracts	$192	$(711)
Hedged items	(192)	711
Total	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Apr 1, 2023	Dec 31, 2022	Apr 1, 2023	Dec 31, 2022
Long-term debt	$(11,413)	$(11,221)	$584	$776
The total notional amount of pay-variable and receive-fixed interest rate swaps was $12.0 billion as of April 1, 2023 and $12.0 billion as of December 31, 2022.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Apr 1, 2023	Apr 2, 2022
Foreign currency contracts	Interest and other, net	$1	$158
Interest rate contracts	Interest and other, net	(34)	94
Other	Various	115	(134)
Total		$82	$118

Note 12 :	Contingencies
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
In January 2022, the General Court annulled the EC’s 2009 findings against Intel regarding rebates, as well as the fine imposed on Intel, which was returned to us in February 2022. In April 2022, the EC appealed the General Court’s decision to the Court of Justice. A hearing date on the appeal has not been scheduled. The General Court’s January 2022 decision did not annul the EC’s 2009 finding that Intel made payments to prevent sales of specific rival products, and in January 2023 the EC reopened its administrative procedure to determine a fine against Intel based on that alleged conduct. Given the procedural posture and the nature of this proceeding, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.
In a related matter, in April 2022 we filed applications with the General Court seeking an order requiring the EC to pay Intel approximately €593 million in default interest, which applications have been stayed pending the EC’s appeal of the General Court’s January 2022 decision.

Litigation Related to Security Vulnerabilities
In June 2017, a Google research team notified Intel and other companies that it had identified security vulnerabilities, now commonly referred to as “Spectre” and “Meltdown,” that affect many types of microprocessors, including our products. As is standard when findings like these are presented, we worked together with other companies in the industry to verify the research and develop and validate software and firmware updates for impacted technologies. In January 2018, information on the security vulnerabilities was publicly reported before software and firmware updates to address the vulnerabilities were made widely available.
Numerous lawsuits have been filed against Intel relating to Spectre, Meltdown, and other variants of the security vulnerabilities that have been identified since 2018. As of January 25, 2023, consumer class action lawsuits against Intel were pending in the United States, Canada, and Argentina. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by Intel's actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the United States, class action suits filed in various jurisdictions were consolidated for all pretrial proceedings in the US District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs’ failure to plead a viable claim. Plaintiffs have appealed that decision to the Ninth Circuit Court of Appeals. In Canada, an initial status conference has not yet been scheduled in one case pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. In Argentina, Intel Argentina was served with, and responded to, a class action complaint in June 2022. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
Litigation Related to 7nm Product Delay Announcement
Multiple securities class action lawsuits were filed in the US District Court for the Northern District of California against Intel and certain officers following Intel’s July 2020 announcement of 7nm product delays. The court consolidated the lawsuits and appointed lead plaintiffs in October 2020, and in January 2021 plaintiffs filed a consolidated complaint. Plaintiffs purport to represent all persons who purchased or otherwise acquired Intel common stock from October 25, 2019 through October 23, 2020, and they generally allege that defendants violated the federal securities laws by making false or misleading statements about the timeline for 7nm products. In March 2023, the court granted defendants’ motion to dismiss the consolidated complaint, with leave to amend. Given the procedural posture and the nature of the case, including that it is in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class being certified or the ultimate size of any class if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from the matter. In July 2021, Intel introduced a new process node naming structure, and the 7nm process is now called Intel 4.

Financial Statements	Notes to Financial Statements	19

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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against Intel in the US District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents that VLSI acquired from NXP Semiconductors, N.V. (NXP). Four patents remain at issue in the case, and VLSI estimates its damages to be approximately $900 million, and seeks enhanced damages, future royalties, attorneys’ fees, costs, and interest. Intel filed Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) in 2018 challenging patentability, and the parties stipulated to stay the district court action pending the PTAB's review. The PTAB subsequently found all claims of two patents, and some claims of two other patents, to be unpatentable. The district court lifted the stay in September 2021 and scheduled trial for March 2024 on the claims that were found patentable by the PTAB.
In June 2018, VLSI filed a second suit against Intel, in US District Court for the District of Delaware, seeking $4.4 billion in damages for the alleged infringement by various Intel processors of five additional patents that VLSI acquired from NXP. In December 2022, VLSI stipulated to dismiss with prejudice its claims, for which Intel paid nothing. The court dismissed the case in January 2023.
In April 2019, VLSI filed three infringement suits against Intel in the US District Court for the Western District of Texas accusing various Intel processors of infringement of eight additional patents it had acquired from NXP. The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.2 billion in damages and approximately $162.3 million in pre-judgment and post-judgment interest. Intel has appealed the judgment to the Federal Circuit Court of Appeals, including its claim to have a license from Fortress Investment Group’s acquisition of Finjan. In December 2021 and January 2022, the PTAB instituted IPRs on the claims found to have been infringed in the first Texas case, but it has not yet issued a final written decision on either petition.
The second Texas case went to trial in April 2021, and the jury found that Intel does not infringe the asserted patents. VLSI had sought approximately $3.0 billion for alleged infringement, plus enhanced damages for willful infringement. The court has not yet entered final judgment following the second trial in Texas. The third Texas case went to trial in November 2022, with VLSI asserting one remaining patent. The jury found the patent valid and infringed, and awarded VLSI approximately $949 million in damages, plus a running royalty. The court has not yet entered final judgment following the third trial in Texas. In February 2023, Intel filed motions for a new trial and for judgment as a matter of law notwithstanding the verdict on various grounds. Further appeals are possible.
In May 2019, VLSI filed a case in Shenzhen Intermediate People’s Court against Intel, Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts one patent against certain Intel Core processors. Defendants filed an invalidation petition in October 2019 with the China National Intellectual Property Administration (CNIPA), which held a hearing in September 2021. CNIPA has not yet issued a decision. The Shenzhen court held trial proceedings in July 2021 and stated that further trial proceedings were needed but would be stayed pending the outcome of defendants’ invalidity challenge at the CNIPA. VLSI seeks an injunction as well as RMB 1.3 million in costs and expenses, but no damages.
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

Financial Statements	Notes to Financial Statements	20

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition
5G	The fifth-generation mobile network, which brings dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
ASP	Average selling price
AXG	Advanced Computing and Graphics operating segment
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
CPU	Processor or central processing unit
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EPS	Earnings per share
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended April 1, 2023
FPGA	Field-programmable gate array
GPU	Graphics processing unit
IDM	Integrated device manufacturer, a semiconductor company that both designs and builds chips
IFS	Intel Foundry Services operating segment
IP	Intellectual property
IPO	Initial public offering
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
MNC	Multinational corporation
NAND	NAND flash memory
Network Xeon	Part of the Intel Xeon processor family designed for network and edge solutions
NEX	Networking and Edge operating segment
nm	Nanometer
ODM	Original design manufacturer
R&D	Research and development
RSU	Restricted stock unit
SEC	US Securities and Exchange Commission
SoC	A system on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. In our DCAI and NEX businesses, we offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
SSD	Solid-state drive
US	United States
US GAAP	US Generally Accepted Accounting Principles
VIE	Variable interest entity
VLSI	VLSI Technology LLC
vRAN	Virtualized radio access network

Financial Statements	Notes to Financial Statements	21

Management's Discussion and Analysis

This report should be read in conjunction with the Consolidated Financial Statements in our Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
We previously announced the organizational change to integrate AXG into CCG and DCAI to drive a more effective go-to-market capability, accelerating the scale of these businesses while further reducing costs. As a result, we modified our segment reporting in the first quarter of 2023 to align to this and certain other business reorganizations. All prior-period segment data has been retrospectively adjusted to reflect the way we internally manage and monitor segment performance starting in fiscal year 2023.
"Note 2: Operating Segments” within Notes to Consolidated Condensed Financial Statements of this Form 10-Q reconciles our segment revenues presented below to our total revenues, and our segment operating margin (loss) presented below to our total operating margin (loss), for each of the periods presented.
For additional key highlights of our results of operations, see "A Quarter in Review."
Client Computing
We are committed to advancing PC experiences by delivering an annual cadence of leadership products and deepening our relationships with industry partners to co-engineer and deliver leading platform innovation. We engage in an intentional effort focused on a long-term operating system, system architecture, hardware, and application integration that enables industry-leading PC experiences. We will embrace these opportunities by simplifying and focusing our roadmap, ramping PC capabilities even more aggressively, and designing PC experiences even more deliberately. By doing this, we believe we will continue to fuel innovation across Intel, providing a growing source of IP, scale, and cash flow.

CCG Revenue $B	CCG Operating Income $B

■ Notebook	■ Desktop	■ Other

Revenue Summary

Q1 2023 vs. Q1 2022
▪Notebook revenue was $3.4 billion, down $2.6 billion from Q1 2022. Notebook volume decreased 37% in Q1 2023 due to customers tempering purchases to reduce existing inventories and due to lower demand. Notebook ASPs decreased 9% in Q1 2023 due to a higher mix of small core and older generation products.
▪Desktop revenue was $1.9 billion, down $762 million from Q1 2022. Desktop volume decreased 32% in Q1 2023, driven by lower demand in the small and medium business and education market segments, and due to customers tempering purchases to reduce existing inventories. Desktop ASPs increased 5% in Q1 2023 due to an increased mix of commercial and gaming products.
▪Other revenue was $481 million, down $241 million from Q1 2022, primarily driven by lower demand for our wireless and connectivity products.

MD&A	22

Operating Income Summary
Operating income decreased 81% from Q1 2022, with an operating margin of 9%.

(In Millions)
$520	Q1 2023 CCG Operating Income
(2,358)	Lower product margin primarily from notebook and desktop revenue
(164)	Higher desktop unit cost primarily from increased mix of Intel 7 products
(120)	Higher period charges related to excess capacity charges
251	Lower period charges primarily driven by a decrease in product ramp costs
200	Lower operating expenses driven by various cost-cutting measures
(11)	Other
$2,722	Q1 2022 CCG Operating Income

MD&A	23

Data Center and AI
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

DCAI Revenue $B	DCAI Operating Income (Loss) $B

Revenue Summary

Q1 2023 vs. Q1 2022
Revenue was $3.7 billion, down $2.4 billion from Q1 2022, driven by a decrease in server revenue. Server volume decreased 50% in Q1 2023, due to lower demand and from customers tempering purchases to reduce existing inventories in a softening data center market. The decrease in server revenue was partially offset by an increase in revenue from the FPGA product line.

Operating Income (Loss) Summary
We had an operating loss of $518 million, compared to operating income of $1.4 billion in Q1 2022.

(In Millions)
$(518)	Q1 2023 DCAI Operating Income (Loss)
(1,935)	Lower server product margin due to lower server revenue, partially offset by an increase in product margin from higher DCAI other product revenue
(257)	Higher server unit cost from increased mix of 10nm SuperFin products
(154)	Higher period charges related to excess capacity charges
199	Lower operating expenses driven by various cost-cutting measures
193	Lower period charges primarily driven by a decrease in product ramp costs
135	Lower period charges driven by the sell-through of previously reserved inventory
(92)	Other
$1,393	Q1 2022 DCAI Operating Income (Loss)

MD&A	24

Network & Edge
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

NEX Revenue $B	NEX Operating Income (Loss) $B

Revenue Summary

Q1 2023 vs. Q1 2022
Revenue was $1.5 billion, down $650 million from Q1 2022, as customers tempered purchases to reduce existing inventories and adjust to a lower demand environment for Edge, Network Xeon and Ethernet products.

Operating Income (Loss) Summary
We had an operating loss of $300 million, compared to operating income of $416 million in Q1 2022.

(In Millions)
$(300)	Q1 2023 NEX Operating Income (Loss)
(475)	Lower product margin from lower Edge, Network Xeon, and Ethernet revenue
(139)	Higher period charges driven by inventory reserves taken in Q1 2023
(102)	Other, including lower operating expenses driven by various cost-cutting measures
$416	Q1 2022 NEX Operating Income (Loss)

MD&A	25

Mobileye
Mobileye is a global leader in driving assistance and self-driving solutions. Our product portfolio is designed to encompass the entire stack required for assisted and autonomous driving, including compute platforms, computer vision, and machine learning-based perception, mapping and localization, driving policy, and active sensors in development. We pioneered ADAS technology more than 20 years ago, and have continuously expanded the scope of our ADAS offerings while leading the evolution to autonomous driving solutions. Our unique assets in ADAS allow for building a scalable self-driving stack that meets the requirements for both robotaxi and consumer-owned autonomous vehicles. Our customers and strategic partners include major global original equipment manufacturers, Tier 1 automotive system integrators, and public transportation operators.

Mobileye Revenue $B	Mobileye Operating Income $B

Revenue and Operating Income Summary

Q1 2023 vs. Q1 2022
Revenue was $458 million, up $64 million from Q1 2022 primarily driven by higher demand for EyeQ® products and Mobileye SuperVision* systems. Operating income was $123 million, down $25 million from Q1 2022, primarily due to increased investments in leadership products.

MD&A	26

Intel Foundry Services
As the first Open System Foundry, we offer customers differentiated full stack solutions created from the best of Intel and the foundry industry ecosystem, delivered from a secure and sustainable source of supply with an array of flexible business models to enable customers to lead in their industry. In addition to a world-class foundry offering enabled by a rich ecosystem, customers have access to our expertise and technologies, including cores, accelerators, and advanced packaging such as Embedded Multi-die Interconnect Bridge. Our early customers and strategic partners include traditional fabless customers, cloud service providers, automotive customers, and military, aerospace, and defense firms. We also offer mask-making equipment for advanced lithography used by many of the world’s leading-edge foundries.

IFS Revenue $B	IFS Operating Income (Loss) $B

Revenue and Operating Income (Loss) Summary

Q1 2023 vs. Q1 2022
Revenue was $118 million, down $38 million from Q1 2022 driven by lower sales of multi-beam mask writer tools. We had an operating loss of $140 million, compared to an operating loss of $23 million in Q1 2022, primarily due to increased factory startup costs.

MD&A	27

Consolidated Condensed Results of Operations

	Three Months Ended
	Q1 2023		Q1 2022
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$11,715	100.0%	$18,353	100.0%
Cost of sales	7,707	65.8%	9,109	49.6%
Gross margin	4,008	34.2%	9,244	50.4%
Research and development	4,109	35.1%	4,362	23.8%
Marketing, general, and administrative	1,303	11.1%	1,752	9.5%
Restructuring and other charges	64	0.5%	(1,211)	(6.6)%
Operating income (loss)	(1,468)	(12.5)%	4,341	23.7%
Gains (losses) on equity investments, net	169	1.4%	4,323	23.6%
Interest and other, net	141	1.2%	997	5.4%
Income (loss) before taxes	(1,158)	(9.9)%	9,661	52.6%
Provision for taxes	1,610	13.7%	1,548	8.4%
Net income (loss)	(2,768)	(23.6)%	8,113	44.2%
Less: Net income (loss) attributable to non-controlling interests	(10)	(0.1)%	—	—%
Net income (loss) attributable to Intel	$(2,758)	(23.5)%	$8,113	44.2%

Earnings (loss) per share attributable to Intel—diluted	$(0.66)		$1.98

MD&A	28

Revenue

Segment Revenue Walk $B
Q1 2023 results were impacted by an uncertain macroeconomic environment, with slowing consumer and enterprise demand, persistent inflation, and higher interest rates, that we believe impacts our target markets and creates a high level of uncertainty with our customers. We believe CCG, DCAI, and NEX customers, among others, tempered purchases to reduce their existing inventories and adjust to the macroeconomic uncertainty. We expect this macroeconomic uncertainty and the challenging market environment will continue during 2023.
Q1 2023 vs. Q1 2022
Our Q1 2023 revenue was $11.7 billion, down $6.6 billion or 36% from Q1 2022. CCG revenue decreased 38% from Q1 2022 due to lower notebook and desktop volumes on lower demand, while notebook ASPs decreased due to a higher mix of small core and older generation products. DCAI revenue decreased 39% from Q1 2022 due to lower server volume resulting from a softening data center market, partially offset by an increase in revenue from the FPGA product line. NEX revenue decreased 30% from Q1 2022, due to lower demand for Edge, Network Xeon, and Ethernet products.

Incentives offered to certain customers to compete in the market, accelerate purchases, and to strategically position our products with customers for market segment share purposes, particularly in CCG, contributed approximately $900 million to our revenue during the first quarter of 2023, the impacts of which were contemplated in our financial guidance for Q2 2023 as included in our Form 8-K dated April 27, 2023.

MD&A	29

Gross Margin
We derived most of our overall gross margin in Q1 2023 from the sale of products in the CCG and DCAI operating segments. Our overall gross margin dollars in Q1 2023 decreased by $5.2 billion, or 57% compared to Q1 2022.

Gross Margin $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$4,008	Q1 2023 Gross Margin
(2,358)	Lower product margin primarily from lower notebook and desktop revenue
(1,935)	Lower server product margin due to lower revenue, partially offset by an increase in product margin from higher DCAI other product revenue
(475)	Lower product margin from lower Edge, Network Xeon, and Ethernet revenue
(421)	Higher unit cost primarily from increased mix of Intel 7 and 10nm SuperFin products
(352)	Higher period charges related to excess capacity charges
444	Lower period charges primarily driven by a decrease in product ramp costs
(139)	Other
$9,244	Q1 2022 Gross Margin

MD&A	30

Effective January 2023, we increased the estimated useful life of certain production machinery and equipment from 5 years to 8 years. We estimate this change resulted in an approximate $360 million increase to gross margin, an approximate $100 million decrease in R&D expenses, and an approximate $525 million decrease in ending inventory values in Q1 2023 when compared to what the impact would have been using the estimated useful life in place prior to this change.
When compared to the estimated useful life in place as of the end of 2022, we expect total depreciation expense in 2023 to be reduced by $4.1 billion. We expect this change will result in an approximately $2.3 billion increase to gross margin, a $400 million decrease in R&D expenses, and a $1.4 billion decrease in ending inventory values.
Operating Expenses
Total R&D and MG&A expenses for Q1 2023 were $5.4 billion, down 11% from Q1 2022. These expenses represent 46.2% of revenue for Q1 2023 and 33.3% of revenue for Q1 2022. In support of our strategy, described in our 2022 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. This requires continued investments in R&D and focused efforts to attract and retain talent. We have implemented certain cost-cutting measures while we continue to improve our product execution.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q1 2023 vs. Q1 2022

R&D decreased by $253 million, or 6%, driven by the following:

-	Lower incentive-based cash compensation
+	Increased investments in our process technology roadmap and additional corporate spending to drive strategic growth, partially offset by the effects of various cost-cutting measures

Marketing, General, and Administrative
Q1 2023 vs. Q1 2022

MG&A decreased by $449 million, or 26%, driven by the following:

-	Lower corporate spending as a result of various cost-cutting measures
-	Lower incentive-based cash compensation

MD&A	31

Restructuring and Other Charges

(In Millions)	Q1 2023	Q1 2022
Employee severance and benefit arrangements	$(39)	$5
Litigation charges and other	77	(1,216)
Asset impairment charges	26	—
Total restructuring and other charges	$64	$(1,211)
The 2022 Restructuring Program was approved in Q3 2022 to rebalance our workforce and operations to create efficiencies and improve our product execution in alignment with our strategy. During Q1 2023, activity related to the 2022 Restructuring Program substantially related to cash settlement of previously accrued employee severance and benefit arrangements and we expect any additional actions pursuant to the 2022 Restructuring Program to be substantially completed by the end of 2023, but this is subject to change. We expect that our 2022 Restructuring Plan, in conjunction with other initiatives, will reduce our cost structure and allow us to reinvest certain of these cost savings in resources and capacity to develop, manufacture, market, sell, and deliver our products in furtherance of our strategy.
Litigation charges and other includes a $1.2 billion benefit in Q1 2022 from the annulled penalty related to an EC fine that was recorded and paid in 2009.
Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q1 2023	Q1 2022
Ongoing mark-to-market adjustments on marketable equity securities	$188	$(430)
Observable price adjustments on non-marketable equity securities	10	71
Impairment charges	(36)	(23)
Sale of equity investments and other	7	4,705
Total gains (losses) on equity investments, net	$169	$4,323
Interest and other, net	$141	$997
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments for Q1 2023 and Q1 2022 were primarily related to our interest in Montage Technology, Co. Ltd and others.
In Q1 2022, the sale of McAfee to an investor group was completed and we received $4.6 billion in cash for the sale of our remaining share of McAfee, recognizing a $4.6 billion gain in sale of equity investments and other.
Interest and other, net
In 2022, we recognized a gain of $1.0 billion from the first closing of the divestiture of our NAND memory business.
Provision for Taxes

(In Millions)	Q1 2023	Q1 2022
Income (loss) before taxes	$(1,158)	$9,661
Provision for taxes	$1,610	$1,548
Effective tax rate	(139.0)%	16.0%
In Q1 2023, we recognized a provision for taxes as we applied our estimated annual effective tax rate to our year-to-date measure of ordinary income (loss) before taxes, which reflects a higher proportion of our income being taxed in non-US jurisdictions. Our effective tax rate decreased in Q1 2023 compared to Q1 2022, due to a loss before taxes, the application of our estimated annual effective tax rate, and the unfavorable tax rate effects associated with the gains recognized in Q1 2022 from the equity sale of McAfee and the divestiture of our NAND memory business.

MD&A	32

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Apr 1, 2023	Dec 31, 2022
Cash and cash equivalents	$8,232	$11,144
Short-term investments	19,302	17,194
Loans receivable and other	64	463
Total cash and investments[1]	$27,598	$28,801
Total debt	$50,273	$42,051

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
Our cash and investments and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity for our strategic business requirements. These actions can include, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices, and selling certain of our accounts receivables on a non-recourse basis to third party financial institutions.
We expect to benefit from government incentives, and any incentives above our current expectations would enable us to increase the pace and size of our IDM 2.0 investments. Conversely, incentives below our expectations would increase our anticipated cash requirements.
In Q1 2023, we declared a reduced quarterly dividend on our common stock. This dividend reduction reflects our deliberate approach to capital allocation, is expected to support the critical investments needed to execute our business strategy, and is designed to position us to create long-term value.
In Q1 2023, we issued a total of $11.0 billion aggregate principal amount of senior notes. We intend to use the proceeds from the offering for general corporate purposes, including, but not limited to, refinancing of outstanding debt and funding for working capital and capital expenditures. We also amended both our 5-year $5.0 billion revolving credit facility, extending the maturity date by one year to March 2028, and our 364-day $5.0 billion credit facility agreement, extending the maturity date to March 2024. We have other potential sources of liquidity include our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion and, as of April 1, 2023 we had $1.0 billion of commercial paper obligations outstanding. As of April 1, 2023, we had no outstanding borrowings on the revolving credit facilities.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables were in investment-grade securities.

Cash from (used for) Operations $B	Capital Expenditures $B	Dividends $B

1 See "Non-GAAP Financial Measures" within MD&A.

MD&A	33

	Three Months Ended
(In Millions)	Apr 1, 2023	Apr 2, 2022
Net cash provided by (used for) operating activities	$(1,785)	$5,891
Net cash used for investing activities	(8,521)	(2,639)
Net cash provided by (used for) financing activities	7,394	(1,864)
Net increase (decrease) in cash and cash equivalents	$(2,912)	$1,388
Operating Activities
Operating cash flows consist of net income adjusted for certain non-cash items and changes in certain assets and liabilities.
The decrease in cash provided by operations in the first three months of 2023 was primarily driven by our net operating loss in comparison to our net operating income for the first three months of 2022.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures.
Cash used for investing activities was higher in the first three months of 2023 compared to the first three months of 2022, primarily due to the absence of proceeds from the divestiture of our NAND business and proceeds for our remaining share of McAfee, both of which occurred in the first three months of 2022; as well as higher capital expenditures in the first three months of 2023. These unfavorable cash impacts during the first three months of 2023 were partially offset by the favorable cash impacts of lower purchases of short-term investments, net of maturities and sales, during the first three months of 2023.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Cash provided by financing activities in the first three months of 2023 compared to cash used for financing activities in the first three months of 2022 was primarily due to net proceeds from our debt issuance, partially offset by commercial paper repayments, during the first three months of 2023.

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
Our non-GAAP financial measures reflect adjustments based on one or more of the following items, as well as the related income tax effects. Beginning in 2023, income tax effects are calculated using a fixed long-term projected tax rate across all adjustments. We project this long-term non-GAAP tax rate on an annual basis using a five-year non-GAAP financial projection that excludes the income tax effects of each adjustment. The projected non-GAAP tax rate also considers factors such as our tax structure, our tax positions in various jurisdictions, and key legislation in significant jurisdictions where we operate. This long-term non-GAAP tax rate may be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix, or changes to our strategy or business operations. Management uses this non-GAAP tax rate in managing internal short- and long-term operating plans and in evaluating our performance; we believe this approach facilitates comparison of our operating results and provides useful evaluation of our current operating performance. Prior-period non-GAAP results have been retroactively adjusted to reflect this updated approach.
These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations from these results should be carefully evaluated.

MD&A	34

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our US GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Share-based compensation	Share-based compensation consists of charges related to our employee equity incentive plans.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these adjustments provide better comparability to peer company results and because these charges are not viewed by management as part of our core operating performance. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends, including in comparison to other peer companies.
Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges may include periodic goodwill and asset impairments, certain pension charges, and costs associated with restructuring activity, and in Q1 2022 includes a benefit related to the annulled EC fine.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Gains (losses) from divestiture	Gains (losses) are recognized at the close of a divestiture, or over a specified deferral period when deferred consideration is received at the time of closing. Based on our ongoing obligation under the NAND wafer manufacturing and sale agreement entered into in connection with the first closing of the sale of our NAND memory business on December 29, 2021, a portion of the initial closing consideration was deferred and will be recognized between first and second closing.	We exclude gains or losses resulting from divestitures for purposes of calculating certain non-GAAP measures because they do not reflect our current operating performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
(Gains) losses on equity investments, net	(Gains) losses on equity investments, net consists of ongoing mark-to-market adjustments on marketable equity securities, observable price adjustments on non-marketable equity securities, related impairment charges, and the sale of equity investments and other.	We exclude these non-operating gains and losses for purposes of calculating certain non-GAAP measures because it provides better comparability between periods. The exclusion reflects how management evaluates the core operations of the business.
Adjusted free cash flow	We reference a non-GAAP financial measure of adjusted free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Adjusted free cash flow is operating cash flow adjusted for (1) additions to property, plant and equipment, net of proceeds from capital grants and partner contributions, (2) payments on finance leases, and (3) proceeds from the McAfee equity sale.
This non-GAAP financial measure is helpful in understanding our capital requirements and sources of liquidity by providing an additional means to evaluate the cash flow trends of our business. Since the 2017 divestiture, McAfee equity distributions and sales contributed to prior operating and free cash flow, and while the McAfee equity sale in Q1 2022 would have typically been excluded from adjusted free cash flow as an equity sale, we believe including the sale proceeds in adjusted free cash flow facilitate a better, more consistent comparison to past presentations of liquidity.

Total cash and investments	Total cash and investments is used by management when assessing our sources of liquidity, which include cash and cash equivalents, short-term investments, and loans receivable and other.	This non-GAAP measure is helpful in understanding our capital resources and liquidity position.

MD&A	35

Following are the reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	Apr 1, 2023	Apr 2, 2022
Gross margin percentage	34.2%	50.4%
Acquisition-related adjustments	2.8%	1.9%
Share-based compensation	1.4%	0.8%
Non-GAAP gross margin percentage	38.4%	53.1%

Earnings (loss) per share attributable to Intel—diluted	$(0.66)	$1.98
Acquisition-related adjustments	0.09	0.10
Share-based compensation	0.18	0.17
Restructuring and other charges	0.01	(0.30)
(Gains) losses on equity investments, net	(0.04)	(1.05)
(Gains) losses from divestiture	(0.01)	(0.27)
Total adjustments attributable to non-controlling interest	—	—
Income tax effects	0.39	0.24
Non-GAAP earnings (loss) per share attributable to Intel—diluted	$(0.04)	$0.87

	Three Months Ended
(In Millions)	Apr 1, 2023	Apr 2, 2022
Net cash provided by (used for) operating activities	$(1,785)	$5,891
Net additions to property, plant and equipment	(6,964)	(4,603)
Payments on finance leases	(15)	(299)
Sale of equity investment	—	4,561
Adjusted free cash flow	$(8,764)	$5,550

Net cash used for investing activities	$(8,521)	$(2,639)
Net cash provided by (used for) financing activities	$7,394	$(1,864)

MD&A	36

Other Key Information

Quantitative and Qualitative Disclosures About Market Risk
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. For a discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices, and commodity prices refer to "Quantitative and Qualitative Disclosures About Market Risk" within MD&A in our 2022 Form 10-K.
Risk Factors
The risks described in "Risk Factors" within Other Key Information in our 2022 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and Consolidated Condensed Financial Statements and Supplemental Details sections.
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
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending April 1, 2023. As of April 1, 2023, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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

Other Key Information	37

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific US economic sanctions during the reporting period, even when the activities, transactions, or dealings are conducted in compliance with applicable law. On March 2, 2021, the US Secretary of State designated the Federal Security Service of the Russian Federation (FSB) as a party subject to one such sanction. From time to time, our local subsidiaries are required to engage with the FSB as a licensing authority and file documents in order to conduct business within the Russian Federation. All such dealings are explicitly authorized by general licenses issued by the US Department of the Treasury’s Office of Foreign Assets Control (OFAC), and there are no gross revenues or net profits directly associated with any such dealings by us with the FSB. As announced on April 5, 2022, Intel suspended all business operations in Russia until further notice, and we plan to continue limited activities as required to conduct business in the Russian Federation to the extent permitted by applicable law.
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

Other Key Information	38

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 10, 2021	8-K	000-06217	3.2	3/16/2021
4.1	Nineteenth Supplemental Indenture, dated as of February 10, 2023, between Intel Corporation and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee	8-K	000-06217	4.1	2/10/2023
10.1†	Second Amendment to Intel Corporation Sheltered Employee Retirement Plan Plus dated January 1, 2023	10-K	000-6217	10.5	1/27/2023
10.2†	Offer Letter between Intel Corporation and Christoph Schell dated February 11, 2022					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	39

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 4 - 21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 33 - 34
	Results of operations	Pages 3, 22 - 32
	Critical accounting estimates	Page 22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 37
Item 4.	Controls and Procedures	Page 37

Part II - Other Information
Item 1.	Legal Proceedings	Pages 18 - 20
Item 1A.	Risk Factors	Page 37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 37
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 38
Item 6.	Exhibits	Page 39

Signatures		Page 41

Other Key Information	40

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 27, 2023	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	April 27, 2023	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

41