Form 10-Q
period 2023-07-01
INTEL CORP
filed 2023-07-28
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 1, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 21, 2023, the registrant had outstanding 4,188 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate," "achieve," "aim," "ambitions," "anticipate," "believe," "committed," "continue," "could," "designed," "estimate," "expect," "forecast," "future," "goals," "grow," "guidance," "intend," "likely," "may," "might," "milestones," "next generation," "objective," "on track," "opportunity," "outlook," "pending," "plan," "position," "potential," "possible," "predict," "progress," "ramp," "roadmap," "seeks," "should," "strive," "targets," "to be," "upcoming," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
•our business plans and strategy and anticipated benefits therefrom, including with respect to our IDM 2.0 strategy, our partnership with Brookfield, the transition to an internal foundry model, updates to our reporting structure and our AI strategy;
•projections of our future financial performance, including future revenue, gross margins, capital expenditures, and cash flows;
•projected costs and yield trends;
•future cash requirements and the availability, uses, sufficiency, and cost of capital resources, and sources of funding, including future capital and R&D investments, credit rating expectations, and expected returns to stockholders, such as stock repurchases and dividends;
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
•expected timing and impact of acquisitions, divestitures, and other significant transactions, including our proposed acquisition of Tower Semiconductor Ltd. and the sale of our NAND memory business;
•expected completion and impacts of restructuring activities and cost-saving or efficiency initiatives, including those related to the 2022 Restructuring Program;
•future social and environmental performance goals, measures, strategies and results;
•our anticipated growth, future market share, and trends in our businesses and operations;
•projected growth and trends in markets relevant to our businesses;
•anticipated trends and impacts related to industry component, substrate, and foundry capacity utilization, shortages and constraints;
•expectations regarding government incentives;
•future technology trends and developments, such as AI;
•future macro environmental and economic conditions, including regional or global downturns or recessions;
•future responses to and effects of COVID-19, including as to manufacturing, transportation and operational restrictions and disruptions and broader economic conditions;
•geopolitical conditions, including the impacts of Russia's war on Ukraine and rising tensions between the U.S. and China;
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
•risks associated with a highly complex global supply chain, including from disruptions, delays, trade tensions, or shortages;
•sales-related risks, including customer concentration and the use of distributors and other third parties;

1

•potential security vulnerabilities in our products;
•cybersecurity and privacy risks;
•investment and transaction risk;
•IP risks and risks associated with litigation and regulatory proceedings;
•evolving regulatory and legal requirements across many jurisdictions;
•geopolitical and international trade conditions;
•our debt obligations;
•risks of large scale global operations;
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
Intel, the Intel logo, Intel Core, Intel Optane, and Xeon are trademarks of Intel Corporation or its subsidiaries in the US and/or other countries.
* Other names and brands may be claimed as the property of others.

2

A Quarter in Review
Total revenue of $12.9 billion was down $2.4 billion or 15% from Q2 2022, as CCG revenue decreased 12%, DCAI revenue decreased 15%, and NEX revenue decreased 38%. CCG revenue decreased due to lower notebook and desktop volumes on lower demand. Notebook ASPs decreased due to a higher mix of small core products combined with a higher mix of older generation products, while desktop ASPs increased due to an increased mix of product sales to the commercial and gaming market segments. DCAI revenue decreased due to lower server volume resulting from a softening CPU data center market, partially offset by higher ASPs from an increased mix of high core count products. NEX revenue decreased due to lower demand across product lines.

Revenue	Gross Margin	Diluted EPS attributable to Intel	Cash Flows
■ GAAP $B	■ GAAP ■ Non-GAAP	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Adjusted Free Cash Flow $B

$12.9B	35.8%	39.8%	$0.35	$0.13	$1.0B	$(11.5)B
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $2.4B or 15% from Q2 2022	Gross margin down 0.7 ppt from Q2 2022	Gross margin down 5 ppts from Q2 2022	Diluted EPS attributable to Intel up $0.46 from Q2 2022	Diluted EPS attributable to Intel down $0.15 or 54% from Q2 2022	Operating cash flow down $5.7B or 85% from Q2 2022	Adjusted free cash flow down $10.7B from Q2 2022

Lower revenue in CCG, DCAI, and NEX.
Lower GAAP gross margin from lower revenue, higher unit cost, and higher excess capacity charges, partially offset by a decrease in period charges and the absence of one-time charges recognized in Q2 2022 (Optane inventory impairment and a patent settlement - both excluded from non-GAAP results).
			Higher GAAP EPS attributable to Intel primarily from a tax benefit and reduced operating expenses from various cost-cutting measures.		Lower operating cash flow driven primarily by a net operating loss.
Key Developments
▪An important part of our AI strategy is to democratize AI – scaling it and making it ubiquitous across the full continuum of workloads and usage models. We are championing an open ecosystem with a full suite of silicon and software IP to drive AI in both discrete and integrated solutions. Our 4th Gen Intel® Xeon® Scalable processor and Habana Gaudi2* deep learning accelerator were recognized in MLCommons' AI performance benchmark data as two compelling, open alternatives in the AI market that compete on both performance and price.
▪We announced plans to expand our manufacturing capacity, which include an agreement in principle to build a $25.0 billion chip manufacturing plant in Kiryat Gat, Israel, signing a revised letter of intent to increase our planned investment to be more than $33.0 billion in the Magdeburg, Germany wafer fabrication site, and plans to invest up to $4.6 billion in an assembly and test facility in Poland. These investments further our IDM 2.0 strategy and are expected to support a resilient semiconductor supply chain and to create the foundation for a next-generation chip ecosystem.

A Quarter in Review	3

1 See "Non-GAAP Financial Measures" within MD&A.

Consolidated Condensed Statements of Income

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net revenue	$12,949	$15,321	$24,664	$33,674
Cost of sales	8,311	9,734	16,018	18,843
Gross margin	4,638	5,587	8,646	14,831
Research and development	4,080	4,400	8,189	8,762
Marketing, general, and administrative	1,374	1,800	2,677	3,552
Restructuring and other charges	200	87	264	(1,124)
Operating expenses	5,654	6,287	11,130	11,190
Operating income (loss)	(1,016)	(700)	(2,484)	3,641
Gains (losses) on equity investments, net	(24)	(90)	145	4,233
Interest and other, net	224	(119)	365	878
Income (loss) before taxes	(816)	(909)	(1,974)	8,752
Provision for (benefit from) taxes	(2,289)	(455)	(679)	1,093
Net income (loss)	$1,473	$(454)	$(1,295)	$7,659
Less: Net income (loss) attributable to non-controlling interests	(8)	—	(18)	—
Net income (loss) attributable to Intel	$1,481	$(454)	$(1,277)	$7,659
Earnings (loss) per share attributable to Intel—basic	$0.35	$(0.11)	$(0.31)	$1.87
Earnings (loss) per share attributable to Intel—diluted	$0.35	$(0.11)	$(0.31)	$1.86
Weighted average shares of common stock outstanding:
Basic	4,182	4,100	4,168	4,095
Diluted	4,196	4,100	4,168	4,120

See accompanying notes.

A Quarter in Review	4

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In Millions; Unaudited)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net income (loss)	$1,473	$(454)	$(1,295)	$7,659
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	(131)	(627)	11	(742)
Actuarial valuation and other pension benefits (expenses), net	2	9	3	27
Translation adjustments and other	4	(5)	4	(30)
Other comprehensive income (loss)	(125)	(623)	18	(745)
Total comprehensive income (loss)	1,348	(1,077)	(1,277)	6,914
Less: comprehensive income (loss) attributable to non-controlling interests	(8)	—	(18)	—
Total comprehensive income (loss) attributable to Intel	$1,356	$(1,077)	$(1,259)	$6,914
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	5

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Jul 1, 2023	Dec 31, 2022

Assets
Current assets:
Cash and cash equivalents	$8,349	$11,144
Short-term investments	15,908	17,194
Accounts receivable, net	2,996	4,133
Inventories	11,984	13,224
Other current assets	4,119	4,712
Total current assets	43,356	50,407

Property, plant, and equipment, net of accumulated depreciation of $95,781 ($93,386 as of December 31, 2022)	90,945	80,860
Equity investments	5,893	5,912
Goodwill	27,591	27,591
Identified intangible assets, net	5,173	6,018
Other long-term assets	12,671	11,315
Total assets	$185,629	$182,103

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$2,711	$4,367
Accounts payable	8,757	9,595
Accrued compensation and benefits	2,887	4,084
Income taxes payable	2,169	2,251
Other accrued liabilities	10,656	11,858
Total current liabilities	27,180	32,155
Debt	46,335	37,684
Other long-term liabilities	7,643	8,978
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,188 issued and outstanding (4,137 issued and outstanding as of December 31, 2022)	34,330	31,580
Accumulated other comprehensive income (loss)	(544)	(562)
Retained earnings	67,231	70,405
Total Intel stockholders' equity	101,017	101,423
Non-controlling interests	3,454	1,863
Total stockholders' equity	104,471	103,286
Total liabilities and stockholders’ equity	$185,629	$182,103

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	6

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
(In Millions; Unaudited)	Jul 1, 2023	Jul 2, 2022
Cash and cash equivalents, beginning of period	$11,144	$4,827
Cash flows provided by (used for) operating activities:
Net income (loss)	(1,295)	7,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,733	5,528
Share-based compensation	1,661	1,599
Restructuring and other charges	255	73
Amortization of intangibles	909	968
(Gains) losses on equity investments, net	(146)	(4,230)
(Gains) losses on divestitures	—	(1,072)
Changes in assets and liabilities:
Accounts receivable	1,137	3,397
Inventories	1,240	(1,386)
Accounts payable	(1,102)	117
Accrued compensation and benefits	(1,340)	(1,985)
Income taxes	(2,186)	(2,232)
Other assets and liabilities	(1,843)	(1,736)
Total adjustments	2,318	(959)
Net cash provided by (used for) operating activities	1,023	6,700
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(13,301)	(11,846)
Purchases of short-term investments	(25,696)	(25,514)
Maturities and sales of short-term investments	26,957	25,407
Sales of equity investments	253	4,775
Proceeds from divestitures	—	6,579
Other investing	458	(1,820)
Net cash used for investing activities	(11,329)	(2,419)
Cash flows provided by (used for) financing activities:
Repayment of commercial paper	(3,944)	—
Payments on finance leases	(96)	(299)
Partner contributions	834	—
Proceeds from sales of subsidiary shares	1,573	—
Issuance of long-term debt, net of issuance costs	10,968	—
Repayment of debt	—	(1,688)
Payment of dividends to stockholders	(2,036)	(2,986)
Other financing	212	255
Net cash provided by (used for) financing activities	7,511	(4,718)
Net increase (decrease) in cash and cash equivalents	(2,795)	(437)
Cash and cash equivalents, end of period	$8,349	$4,390

Supplemental disclosures:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$5,113	$3,286
Cash paid during the period for:
Interest, net of capitalized interest	$393	$214
Income taxes, net of refunds	$1,520	$3,326

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	7

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Shares	Amount
Three Months Ended

Balance as of April 1, 2023	4,171	$32,829	$(419)	$65,649	$2,344	$100,403
Net income (loss)	—	—	—	1,481	(8)	1,473
Other comprehensive income (loss)	—	—	(125)	—	—	(125)
Net proceeds from sales of subsidiary shares and partner contributions	—	866	—	—	1,092	1,958
Employee equity incentive plans and other	22	6	—	—	—	6
Share-based compensation	—	896	—	—	26	922
Restricted stock unit withholdings	(5)	(267)	—	101	—	(166)
Balance as of July 1, 2023	4,188	$34,330	$(544)	$67,231	$3,454	$104,471

Balance as of April 2, 2022	4,089	$29,244	$(1,002)	$74,894	$—	$103,136
Net income (loss)	—	—	—	(454)	—	(454)
Other comprehensive income (loss)	—	—	(623)	—	—	(623)
Employee equity incentive plans and other	22	12	—	—	—	12
Share-based compensation	—	892	—	—	—	892
Restricted stock unit withholdings	(5)	(290)	—	44	—	(246)
Cash dividends declared ($0.37 per share)	—	—	—	(1,499)	—	(1,499)
Balance as of July 2, 2022	4,106	$29,858	$(1,625)	$72,985	$—	$101,218

Six Months Ended
Balance as of December 31, 2022	4,137	$31,580	$(562)	$70,405	$1,863	$103,286
Net income (loss)	—	—	—	(1,277)	(18)	(1,295)
Other comprehensive income (loss)	—	—	18	—	—	18
Net proceeds from sales of subsidiary shares and partner contributions	—	866	—	—	1,541	2,407
Employee equity incentive plans and other	58	665	—	—	—	665
Share-based compensation	—	1,593	—	—	68	1,661
Restricted stock unit withholdings	(7)	(374)	—	139	—	(235)
Cash dividends declared ($0.49 per share)	—	—	—	(2,036)	—	(2,036)
Balance as of July 1, 2023	4,188	$34,330	$(544)	$67,231	$3,454	$104,471

Balance as of December 25, 2021	4,070	$28,006	$(880)	$68,265	$—	$95,391
Net income (loss)	—	—	—	7,659	—	7,659
Other comprehensive income (loss)	—	—	(745)	—	—	(745)
Employee equity incentive plans and other	42	601	—	—	—	601
Share-based compensation	—	1,599	—	—	—	1,599
Restricted stock unit withholdings	(6)	(348)	—	47	—	(301)
Cash dividends declared ($0.73 per share)	—	—	—	(2,986)	—	(2,986)
Balance as of July 2, 2022	4,106	$29,858	$(1,625)	$72,985	$—	$101,218

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	8

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
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
We manage our business through the following operating segments:
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

Financial Statements	Notes to Financial Statements	9

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net revenue:
Client Computing
Desktop	$2,370	$2,289	$4,249	$4,930
Notebook	3,896	4,751	7,303	10,710
Other	514	638	995	1,360
	6,780	7,678	12,547	17,000

Data Center and AI	4,004	4,695	7,722	10,769
Network and Edge	1,364	2,211	2,853	4,350
Mobileye	454	460	912	854
Intel Foundry Services	232	57	350	213
All other	115	220	280	488
Total net revenue	$12,949	$15,321	$24,664	$33,674

Operating income (loss):
Client Computing	$1,039	$876	$1,559	$3,598
Data Center and AI	(161)	(80)	(679)	1,313
Network and Edge	(187)	294	(487)	710
Mobileye	129	190	252	338
Intel Foundry Services	(143)	(134)	(283)	(157)
All other	(1,693)	(1,846)	(2,846)	(2,161)
Total operating income (loss)	$(1,016)	$(700)	$(2,484)	$3,641
In the second quarter of 2022, we initiated the wind-down of our Intel® Optane™ memory business, which is part of our DCAI operating segment, resulting in an inventory impairment of $559 million in Cost of sales on the Consolidated Condensed Statements of Income in the second quarter of 2022. The impairment charge was recognized as a Corporate charge in the "all other" category presented above.

Note 3 :	Non-Controlling Interests
Semiconductor Co-Investment Program
In 2022, we closed a transaction with Brookfield Asset Management (Brookfield) resulting in the formation of Arizona Fab LLC (Arizona Fab), a VIE for which we and Brookfield own 51% and 49%, respectively. Because we are the primary beneficiary of the VIE, we fully consolidate the results of Arizona Fab into our consolidated financial statements. Generally, contributions will be made to, and distributions will be received from, Arizona Fab based on both parties' proportional ownership. We will be sole operator and majority owner of two new chip factories that will be constructed by Arizona Fab, and we will have the right to purchase 100% of the related factory output. Once production commences, we will be required to operate Arizona Fab at minimum production levels measured in wafer starts per week and will be required to limit excess inventory held on site or we will be subject to certain penalties.
We have an unrecognized commitment to fund our respective share of the total construction costs of Arizona Fab of $29.0 billion.
As of July 1, 2023, a substantial majority of the assets of Arizona Fab consisted of property, plant, and equipment. The assets held by Arizona Fab, which can be used only to settle obligations of the VIE and are not available to us, were $3.5 billion as of July 1, 2023 ($1.8 billion as of December 31, 2022).
Non-controlling interest in Arizona Fab was $1.7 billion as of July 1, 2023 ($874 million as of December 31, 2022). Net loss attributable to non-controlling interest in Arizona Fab was $3 million in the second quarter of 2023 and $8 million in the first six months of 2023; there was no net income (loss) attributable to non-controlling interest in the first six months of 2022.
Mobileye
In October 2022, Mobileye completed its IPO and certain other equity financing transactions that resulted in net proceeds of $1.0 billion. During the second quarter of 2023, we converted $38.5 million of class B shares into class A shares, representing 5% of Mobileye’s outstanding capital stock, and subsequently sold the class A shares for $42 per share as part of a secondary offering. We received net proceeds of $1.6 billion and increased our capital in excess of par value by $866 million as a result of the secondary offering.

Financial Statements	Notes to Financial Statements	10

As of July 1, 2023, Intel held approximately 88% (94% as of December 31, 2022) of the outstanding equity interest in Mobileye. Non-controlling interest in Mobileye was $1.8 billion as of July 1, 2023 ($1.0 billion as of December 31, 2022). Net loss attributable to non-controlling interest in Mobileye was $5 million in the second quarter of 2023 and $10 million in the first six months of 2023; there was no net income (loss) attributable to non-controlling interest in the first six months of 2022.

IMS Nanofabrication
In June 2023, we signed an agreement with Bain Capital Special Situations to sell an approximately 20% minority stake in our IMS Nanofabrication GmbH (IMS) business, a business within our IFS operating segment. Following the closure of the transaction, which is expected to occur in the third quarter of 2023, we will continue to consolidate the results of IMS into our consolidated financial statements. The transaction is expected to accelerate the innovation of critical technologies and foster deeper cross-industry collaboration.

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

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net income (loss)	$1,473	$(454)	$(1,295)	$7,659
Less: Net income (loss) attributable to non-controlling interests	(8)	—	(18)	—
Net income (loss) attributable to Intel	1,481	(454)	(1,277)	7,659
Weighted average shares of common stock outstanding—basic	4,182	4,100	4,168	4,095
Dilutive effect of employee equity incentive plans	14	—	—	25
Weighted average shares of common stock outstanding—diluted	4,196	4,100	4,168	4,120
Earnings (loss) per share attributable to Intel—basic	$0.35	$(0.11)	$(0.31)	$1.87
Earnings (loss) per share attributable to Intel—diluted	$0.35	$(0.11)	$(0.31)	$1.86
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan. Due to our net losses for the six months ended July 1, 2023 and for the three months ended July 2, 2022, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan had an anti-dilutive effect on diluted loss per share for those periods and were excluded.
Securities that were anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share in all periods presented.

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $1.0 billion during the first six months of 2023, and we did not factor accounts receivable during the first six months of 2022. After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.
Inventories

(In Millions)	Jul 1, 2023	Dec 31, 2022
Raw materials	$1,284	$1,517
Work in process	6,638	7,565
Finished goods	4,062	4,142
Total inventories	$11,984	$13,224
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $2.7 billion as of July 1, 2023 ($2.4 billion as of December 31, 2022).

Financial Statements	Notes to Financial Statements	11

Interest and Other, Net

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Interest income	$313	$98	$647	$145
Interest expense	(214)	(109)	(407)	(233)
Other, net	125	(108)	125	966
Total interest and other, net	$224	$(119)	$365	$878
Interest expense is net of $381 million of interest capitalized in the second quarter of 2023 and $744 million in the first six months of 2023 ($154 million in the second quarter of 2022 and $296 million in the first six months of 2022). Other, net includes a gain in 2022 of $1.0 billion resulting from the first closing of the divestiture of our NAND memory business.
Property, Plant, and Equipment
Effective January 2023, we increased the estimated useful life of certain production machinery and equipment from 5 years to 8 years. We estimate this change resulted in an approximate $570 million increase to gross margin and an approximate $110 million decrease in R&D expense in the second quarter of 2023 when compared to what the impact would have been using the estimated useful life in place prior to this change. We estimate this change resulted in an approximate $930 million increase to gross margin and an approximate $210 million decrease in R&D expenses in the first six months of 2023. As of July 1, 2023, we estimate this change resulted in an approximate $910 million decrease in ending inventory values. This estimate is based on the assets in use and under construction as of the beginning of 2023.

Note 6 :	Restructuring and Other Charges

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Employee severance and benefit arrangements	$171	$38	$132	$43
Litigation charges and other	20	13	97	(1,203)
Asset impairment charges	9	36	35	36
Total restructuring and other charges	$200	$87	$264	$(1,124)
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

Restructuring activity for the 2022 Restructuring Program during the first six months of 2023 was as follows:

(In Millions)
Accrued restructuring balance as of December 31, 2022	$873
Additional accruals	101
Adjustments	26
Cash payments	(742)
Accrued restructuring balance as of July 1, 2023	$258
The accrued restructuring balances as of July 1, 2023 and December 31, 2022 were recorded as current liabilities within accrued compensation and benefits on the Consolidated Condensed Balance Sheets. The cumulative cost of the 2022 Restructuring Program as of July 1, 2023 was $1.2 billion.
Litigation charges and other includes a $1.2 billion benefit in the first six months of 2022 from the annulled penalty related to an EC fine that was recorded and paid in 2009. Refer to "Note 13: Contingencies" within the Notes to Consolidated Condensed Financial Statements for further information on legal proceedings related to the EC fine.

Financial Statements	Notes to Financial Statements	12

Note 7 :	Income Taxes

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Income (loss) before taxes	$(816)	$(909)	$(1,974)	$8,752
Provision for (benefit from) taxes	$(2,289)	$(455)	$(679)	$1,093
Effective tax rate	280.5%	50.1%	34.4%	12.5%
Our provision for, or benefit from, income taxes for an interim period has historically been determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, we use the actual effective tax rate for the year-to-date period. In the second quarter of 2023, we used this approach due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments. Government debt includes instruments such as non-US government bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of July 1, 2023, and December 31, 2022, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our hedged investments was $14.7 billion as of July 1, 2023 ($16.2 billion as of December 31, 2022). For hedged investments still held at the reporting date, we recorded net losses of $183 million in the second quarter of 2023 and net losses of $91 million in the first six months of 2023 ($1.0 billion of net losses in the second quarter of 2022 and $1.3 billion of net losses in the first six months of 2022). We recorded net gains on the related derivatives of $237 million in the second quarter of 2023 and net gains of $124 million in the first six months of 2023 ($868 million of net gains in the second quarter of 2022 and net gains of $1.2 billion in the first six months of 2022).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The adjusted cost of our unhedged investments was $6.9 billion as of July 1, 2023 ($10.2 billion as of December 31, 2022), which approximated the fair value for these periods.
The fair value of marketable debt investments, by contractual maturity, as of July 1, 2023, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$10,441
Due in 1–2 years	1,958
Due in 2–5 years	5,352
Due after 5 years	725
Instruments not due at a single maturity date[1]	3,142
Total	$21,618
1 Instruments not due at a single maturity date is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.

Financial Statements	Notes to Financial Statements	13

Equity Investments

(In Millions)	Jul 1, 2023	Dec 31, 2022
Marketable equity securities[1]	$1,295	$1,341
Non-marketable equity securities	4,589	4,561
Equity method investments	9	10
Total	$5,893	$5,912
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
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Ongoing mark-to-market adjustments on marketable equity securities	$(85)	$(209)	$103	$(639)
Observable price adjustments on non-marketable equity securities	—	135	10	206
Impairment charges	(38)	(44)	(74)	(67)
Sale of equity investments and other[1]	99	28	106	4,733
Total gains (losses) on equity investments, net	$(24)	$(90)	$145	$4,233

1 Sale of equity investments and other includes initial fair value adjustments recorded upon a security becoming marketable, realized gains (losses) on sales of non-marketable equity investments and equity method investments, and our share of equity method investee gains (losses) and distributions.
Net unrealized gains and losses for our marketable and non-marketable equity securities for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net unrealized gains (losses) recognized during the period on equity securities	$(26)	$(93)	$141	$(337)
Less: Net (gains) losses recognized during the period on equity securities sold during the period	28	(19)	(7)	(11)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$2	$(112)	$134	$(348)
McAfee Corp.
During the first quarter of 2022, the sale of the McAfee consumer business was completed and we received $4.6 billion in cash for the sale of our remaining share of McAfee, recognizing a $4.6 billion gain in sale of equity investments and other.

Note 9 :	Acquisitions and Divestitures
Acquisitions
Acquisition of Tower Semiconductor
During the first quarter of 2022, we entered into a definitive agreement to acquire Tower Semiconductor Ltd. (Tower) in a cash-for-stock transaction. Tower is a leading foundry for analog semiconductor solutions. The acquisition is intended to advance our IDM 2.0 strategy by accelerating our global end-to-end foundry business. Under the agreement, each issued and outstanding ordinary share of Tower would be converted at closing into the right to receive $53 per share in cash, representing a total enterprise value of approximately $5.4 billion as of the agreement date. We continue to work to close the transaction, which remains subject to certain regulatory approvals and customary closing conditions. If regulatory approvals are not received prior to August 15, 2023, and the agreement is terminated by either party, we may be obligated to pay Tower a termination fee of $353 million. If the acquisition is completed, Tower will be included in our IFS operating segment.

Financial Statements	Notes to Financial Statements	14

Divestitures
NAND Memory Business
On December 29, 2021, we closed the first phase of our agreement with SK hynix Inc. (SK hynix) to divest our NAND memory business for $9.0 billion in cash. Our NAND memory business includes our NAND memory technology and manufacturing business (the NAND OpCo Business), of which we deconsolidated our ongoing interests in as part of the sale. The transaction will be completed in two closings and upon the first closing in the first quarter of 2022, SK hynix paid $7.0 billion of consideration and we recognized a pre-tax gain of $1.0 billion within interest and other, net, and tax expense of $495 million. We recorded a receivable in other long-term assets for the remaining proceeds of $1.9 billion which remains outstanding as of July 1, 2023, and will be received upon the second closing of the transaction, expected to be no earlier than March 2025.
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
As of July 1, 2023, we also have a receivable due from the NAND OpCo Business, a deconsolidated entity, of $201 million recorded within other current assets on the Consolidated Condensed Balance Sheets. We will be reimbursed for costs of $32 million per quarter in 2023 for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements associated with being wholly owned subsidiaries.

Note 10 :	Borrowings
In the first quarter of 2023, we issued a total of $11.0 billion aggregate principal amount of senior notes. We also amended both our 5-year $5.0 billion revolving credit facility agreement, extending the maturity date by one year to March 2028, and our 364-day $5.0 billion credit facility agreement, extending the maturity date to March 2024. The revolving credit facilities had no borrowings outstanding as of July 1, 2023.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. In the first six months of 2023, we settled in cash $3.9 billion of our commercial paper. We had no outstanding commercial paper as of July 1, 2023 ($3.9 billion as of December 31, 2022).
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

Financial Statements	Notes to Financial Statements	15

Note 11 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Jul 1, 2023				Dec 31, 2022
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$1,077	$—	$1,077	$—	$856	$—	$856
Financial institution instruments¹	3,046	1,587	—	4,633	6,899	1,474	—	8,373
Reverse repurchase agreements	—	1,700	—	1,700	—	1,301	—	1,301
Short-term investments:
Corporate debt	—	6,158	—	6,158	—	5,381	—	5,381
Financial institution instruments¹	96	3,731	—	3,827	196	4,729	—	4,925
Government debt²	49	5,874	—	5,923	48	6,840	—	6,888
Other current assets:
Derivative assets	197	963	—	1,160	—	1,264	—	1,264
Loans receivable	—	55	—	55	—	53	—	53
Marketable equity securities	1,295	—	—	1,295	1,341	—	—	1,341
Other long-term assets:
Derivative assets	—	5	—	5	—	10	—	10
Total assets measured and recorded at fair value	$4,683	$21,150	$—	$25,833	$8,484	$21,908	$—	$30,392
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$446	$101	$547	$111	$485	$89	$685
Other long-term liabilities:
Derivative liabilities	—	722	—	722	—	699	—	699
Total liabilities measured and recorded at fair value	$—	$1,168	$101	$1,269	$111	$1,184	$89	$1,384
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of certificates of deposit, time deposits, and notes and bonds issued by financial institutions.
2Level 1 investments consist primarily of US Treasury securities. Level 2 investments consist primarily of non-US government debt.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity securities, equity method investments, and certain non-financial assets, such as intangible assets and property, plant, and equipment, are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities during the period, we classify these assets as Level 3.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, reverse repurchase agreements with original maturities greater than three months, and issued debt.
We classify the fair value of grants receivable and reverse repurchase agreements with original maturities greater than three months as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of July 1, 2023 was $512 million (the aggregate carrying value as of December 31, 2022 was $437 million). We have no reverse repurchase agreements as of July 1, 2023 (the aggregate carrying value as of December 31, 2022 was $400 million).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of our issued debt was $45.4 billion as of July 1, 2023 ($34.3 billion as of December 31, 2022).

Financial Statements	Notes to Financial Statements	16

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jul 1, 2023	Dec 31, 2022
Foreign currency contracts	$27,267	$31,603
Interest rate contracts	17,356	16,011
Other	2,058	2,094
Total	$46,681	$49,708
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Jul 1, 2023		Dec 31, 2022
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$144	$347	$142	$290
Interest rate contracts	—	798	—	777
Total derivatives designated as hedging instruments	$144	$1,145	$142	$1,067
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$497	$118	$866	$194
Interest rate contracts	327	6	266	12
Equity contracts	197	—	—	111
Total derivatives not designated as hedging instruments	$1,021	$124	$1,132	$317
Total derivatives	$1,165	$1,269	$1,274	$1,384
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3A substantial majority of these instruments mature within 12 months.

Financial Statements	Notes to Financial Statements	17

Amounts Offset in the Consolidated Condensed Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Jul 1, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,070	$—	$1,070	$(548)	$(522)	$—
Reverse repurchase agreements	1,700	—	1,700	—	(1,700)	—
Total assets	$2,770	$—	$2,770	$(548)	$(2,222)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,260	$—	$1,260	$(548)	$(692)	$20
Total liabilities	$1,260	$—	$1,260	$(548)	$(692)	$20

	Dec 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,231	$—	$1,231	$(546)	$(682)	$3
Reverse repurchase agreements	1,701	—	1,701	—	(1,701)	—
Total assets	$2,932	$—	$2,932	$(546)	$(2,383)	$3
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,337	$—	$1,337	$(546)	$(712)	$79
Total liabilities	$1,337	$—	$1,337	$(546)	$(712)	$79
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges recognized in other comprehensive income (loss) were $245 million net losses in the second quarter of 2023 and $191 million net losses in the first six months of 2023 ($782 million net losses in the second quarter of 2022 and $897 million net losses in the first six months of 2022). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first six months of 2023 and 2022, the amounts excluded from effectiveness testing were insignificant.

Financial Statements	Notes to Financial Statements	18

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Income
	Three Months Ended		Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Interest rate contracts	$(213)	$(236)	$(21)	$(947)
Hedged items	213	236	21	947
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Jul 1, 2023	Dec 31, 2022	Jul 1, 2023	Dec 31, 2022
Long-term debt	$(11,200)	$(11,221)	$797	$776
The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $12.0 billion as of July 1, 2023 and December 31, 2022.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Foreign currency contracts	Interest and other, net	$211	$1,023	$212	$1,181
Interest rate contracts	Interest and other, net	124	31	90	125
Other	Various	100	(331)	215	(465)
Total		$435	$723	$517	$841

Note 13 :	Contingencies
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. We have accrued a charge of $2.2 billion related to litigation involving VLSI, described below. Excluding the VLSI claims, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.

Financial Statements	Notes to Financial Statements	19

European Commission Competition Matter
In 2009, the EC found that we had used unfair business practices to persuade customers to buy microprocessors in violation of Article 82 of the EC Treaty (later renumbered Article 102) and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 by offering alleged “conditional rebates and payments” that required customers to purchase all or most of their x86 microprocessors from us and by making alleged “payments to prevent sales of specific rival products.” The EC ordered us to end the alleged infringement referred to in its decision and imposed a €1.1 billion fine, which we paid in the third quarter of 2009.
We appealed the EC decision to the European Court of Justice in 2014, after the General Court (then called the Court of First Instance) rejected our appeal of the EC decision in its entirety. In September 2017, the Court of Justice sent the case back to the General Court to examine whether the rebates at issue were capable of restricting competition.
In January 2022, the General Court annulled the EC’s 2009 findings against us regarding rebates, as well as the fine imposed on Intel, which was returned to us in February 2022. In April 2022, the EC appealed the General Court’s decision to the Court of Justice. A hearing date on the appeal has not been scheduled. The General Court’s January 2022 decision did not annul the EC’s 2009 finding that we made payments to prevent sales of specific rival products, and in January 2023 the EC reopened its administrative procedure to determine a fine against us based on that alleged conduct. Given the procedural posture and the nature of this proceeding we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.
In a related matter, in April 2022 we filed applications with the General Court seeking an order requiring the EC to pay us approximately €593 million in default interest, which applications have been stayed pending the EC’s appeal of the General Court’s January 2022 decision.
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
Numerous lawsuits have been filed against us relating to Spectre, Meltdown, and other variants of the security vulnerabilities that have been identified since 2018. As of July 26, 2023, consumer class action lawsuits against us were pending in the US, Canada, and Argentina. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by our actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the US, class action suits filed in various jurisdictions were consolidated for all pretrial proceedings in the US District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs’ failure to plead a viable claim. Plaintiffs have appealed that decision to the Ninth Circuit Court of Appeals. In Canada, an initial status conference has not yet been scheduled in one case pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. In Argentina, Intel Argentina was served with, and responded to, a class action complaint in June 2022. The Argentinian court dismissed plaintiffs’ claims for lack of standing in May 2023, and plaintiffs have appealed. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
Litigation Related to 7nm Product Delay Announcement
Multiple securities class action lawsuits were filed in the US District Court for the Northern District of California against us and certain officers following our July 2020 announcement of 7nm product delays. The court consolidated the lawsuits and appointed lead plaintiffs in October 2020, and in January 2021 plaintiffs filed a consolidated complaint. Plaintiffs purport to represent all persons who purchased or otherwise acquired our common stock from October 25, 2019 through October 23, 2020, and they generally allege that defendants violated the federal securities laws by making false or misleading statements about the timeline for 7nm products. In March 2023, the court granted the defendants’ motion to dismiss the consolidated complaint, and in April 2023 entered judgment. Plaintiffs have appealed. Given the procedural posture and the nature of the case, including that it is in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class being certified or the ultimate size of any class if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from the matter. In July 2021, we introduced a new process node naming structure, and the 7nm process is now called Intel 4.

Financial Statements	Notes to Financial Statements	20

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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against us in the US District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents that VLSI acquired from NXP Semiconductors, N.V. (NXP). Four patents remain at issue in the case, and VLSI estimates its damages to be approximately $860 million, and seeks enhanced damages, future royalties, attorneys’ fees, costs, and interest. We filed Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) in 2018 challenging patentability, and the parties stipulated to stay the district court action pending the PTAB’s review. The PTAB subsequently found all claims of two patents, and some claims of two other patents, to be unpatentable. The district court lifted the stay in September 2021, and scheduled trial for March 2024 on the claims that were found patentable by the PTAB.
In April 2019, VLSI filed three infringement suits against us in the US District Court for the Western District of Texas accusing various of our processors of infringement of eight additional patents it had acquired from NXP:
▪The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.2 billion in damages and approximately $162.3 million in pre-judgment and post-judgment interest. We have appealed the judgment to the Federal Circuit Court of Appeals, including its claim to have a license from Fortress Investment Group’s acquisition of Finjan. In December 2021 and January 2022 the PTAB instituted IPRs on the claims found to have been infringed in the first Texas case, and in May and June 2023 found all of those claims unpatentable; VLSI may appeal the PTAB’s decisions.
▪The second Texas case went to trial in April 2021, and the jury found that we do not infringe the asserted patents. VLSI had sought approximately $3.0 billion for alleged infringement, plus enhanced damages for willful infringement. The court has not yet entered final judgment.
▪The third Texas case went to trial in November 2022, with VLSI asserting one remaining patent. The jury found the patent valid and infringed, and awarded VLSI approximately $949 million in damages, plus a running royalty. The court has not yet entered final judgment. In February 2023, we filed motions for a new trial and for judgment as a matter of law notwithstanding the verdict on various grounds. Further appeals are possible.
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
In May 2019, VLSI filed a case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. asserting one patent against certain Intel core processors. The court held a trial hearing in December 2020, where VLSI requested expenses (RMB 300 thousand) and an injunction. The court held a second trial hearing in May 2022, but has yet to issue its final decision. In December 2022, we filed a petition to invalidate the patent at issue.
We have accrued a charge of approximately $2.2 billion related to the VLSI litigation. While we dispute VLSI’s claims and intend to vigorously defend against them, we are unable to make a reasonable estimate of losses in excess of recorded amounts given recent developments and future proceedings.

Financial Statements	Notes to Financial Statements	21

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition
5G	The fifth-generation mobile network, which brings dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
AI	Artificial intelligence
ASP	Average selling price
AXG	Advanced Computing and Graphics operating segment
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EPS	Earnings per share
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended July 1, 2023
FPGA	Field-programmable gate array
IDM	Integrated device manufacturer, a semiconductor company that both designs and builds chips
IDM 2.0	Evolution of our IDM model that combines our internal factory network, strategic use of foundry capacity and our IFS business to position us to drive technology and product leadership
IFS	Intel Foundry Services operating segment
IP	Intellectual property
IPO	Initial public offering
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
MNC	Multinational corporation
NAND	NAND flash memory
NEX	Networking and Edge operating segment
nm	Nanometer
R&D	Research and development
RSU	Restricted stock unit
SEC	US Securities and Exchange Commission
SoC	A system on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. In our DCAI and NEX businesses, we offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
SSD	Solid-state drive
US	United States
US GAAP	US Generally Accepted Accounting Principles
VIE	Variable interest entity
VLSI	VLSI Technology LLC

Financial Statements	Notes to Financial Statements	22

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
Client Computing
We are committed to advancing PC experiences by delivering an annual cadence of leadership products and deepening our relationships with industry partners to co-engineer and deliver leading platform innovation. We engage in an intentional effort focused on a long-term operating system, system architecture, hardware, and application integration that enables industry-leading PC experiences. We are embracing these opportunities by simplifying and focusing our roadmap, ramping PC capabilities even more aggressively, and designing PC experiences even more deliberately. By doing this, we believe we will continue to fuel innovation across Intel, providing a growing source of IP, scale, and cash flow.

CCG Revenue $B	CCG Operating Income $B

■ | ■ Notebook	■ | ■ Desktop	■ | ■ Other

Revenue Summary

Q2 2023 vs. Q2 2022
▪Notebook revenue was $3.9 billion, down $855 million from Q2 2022. Notebook volume decreased 13% in Q2 2023 due to lower demand and customers tempering purchases to reduce existing inventories. Notebook ASPs decreased 5% in Q2 2023 due to a higher mix of small core products attributable to relative strength in the education market combined with a higher mix of older generation products.
▪Desktop revenue was $2.4 billion, up $81 million from Q2 2022. Desktop volume decreased 11% in Q2 2023 due to lower demand and customers tempering purchases to reduce existing inventories. Desktop ASPs increased 16% in Q2 2023 due to an increased mix of product sales to the commercial and gaming market segments.
▪Other revenue was $514 million, down $124 million from Q2 2022, primarily driven by lower wireless and connectivity product sales as a result of lower notebook volume.

YTD 2023 vs YTD 2022
▪Notebook revenue was $7.3 billion, down $3.4 billion from YTD 2022. Notebook volume decreased 26% in YTD 2023 due to lower demand and due to customers tempering purchases to reduce existing inventories. Notebook ASPs decreased 8% in YTD 2023 due to relative strength in the education market segment resulting in a higher mix of small core products combined with a higher mix of older generation products.
▪Desktop revenue was $4.2 billion, down $681 million from YTD 2022. Desktop volume decreased 22% in YTD 2023, driven by lower demand and due to customers tempering purchases to reduce existing inventories. Desktop ASPs increased 10% in YTD 2023 due to an increased mix of product sales to the commercial and gaming market segments.

MD&A	23

▪Other revenue was $995 million, down $365 million from YTD 2022, primarily driven by lower wireless and connectivity product sales as a result of lower notebook volumes.

Operating Income Summary
Operating income increased 19% from Q2 2022, with an operating margin of 15%.
Operating income decreased 57% from YTD 2022, with an operating margin of 12%.

(In Millions)
$1,039	Q2 2023 CCG Operating Income
428	Lower operating expenses driven by various cost-cutting measures
402	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken in Q2 2023
148	Higher product margin from desktop revenue
93	Lower period charges primarily driven by a decrease in product ramp costs
(585)	Lower product margin from notebook revenue
(186)	Higher unit costs primarily from increased mix of Intel 7 products
(77)	Higher period charges related to excess capacity charges
(60)	Other
$876	Q2 2022 CCG Operating Income

$1,559	YTD 2023 CCG Operating Income
(2,861)	Lower product margin primarily from notebook and desktop revenue
(344)	Higher unit cost primarily from increased mix of Intel 7 products
(197)	Higher period charges related to excess capacity charges
628	Lower operating expenses driven by various cost-cutting measures
412	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken in 2023
323	Lower period charges primarily driven by a decrease in product ramp costs
$3,598	YTD 2022 CCG Operating Income

MD&A	24

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

Revenue Summary

Q2 2023 vs. Q2 2022
Revenue was $4.0 billion, down $691 million from Q2 2022, driven by a decrease in server revenue. Server volume decreased 34% in Q2 2023, due to lower demand in a softening CPU data center market. Server ASPs increased 17% primarily due to a higher mix of high core count products. The decrease in server revenue was partially offset by an increase in revenue from the FPGA product line.

YTD 2023 vs YTD 2022
Revenue was $7.7 billion, down $3.0 billion from YTD 2022, driven by a decrease in server revenue. Server volume decreased 43% in YTD 2023, due to lower demand and from customers tempering purchases to reduce existing inventories in a softening CPU data center market. Server ASPs increased 8% primarily due to a higher mix of high core count products. The decrease in server revenue was partially offset by an increase in revenue from the FPGA product line.

MD&A	25

Operating Income (Loss) Summary
Operating loss increased 101% from Q2 2022, with an operating margin of (4)%.
We had an operating loss of $679 million in YTD 2023, compared to operating income of $1.3 billion in YTD 2022.

(In Millions)
$(161)	Q2 2023 DCAI Operating Income (Loss)
(394)	Lower product margin due to lower server revenue, partially offset by an increase in product margin from higher DCAI other product revenue
(270)	Higher server unit cost primarily from increased mix of Intel 7 products
(100)	Higher period charges related to excess capacity charges
386	Lower operating expenses driven by various cost-cutting measures
186	Lower period charges primarily driven by a decrease in product ramp costs
111	Lower period charges driven by the sell-through of previously reserved inventory
$(80)	Q2 2022 DCAI Operating Income (Loss)

$(679)	YTD 2023 DCAI Operating Income (Loss)
(2,314)	Lower product margin due to lower server revenue, partially offset by an increase in product margin from higher DCAI other product revenue
(542)	Higher server unit cost primarily from increased mix of Intel 7 products
(254)	Higher period charges related to excess capacity charges
584	Lower operating expenses driven by various cost-cutting measures
288	Lower period charges primarily driven by a decrease in product ramp costs
246	Lower period charges driven by the sell-through of previously reserved inventory
$1,313	YTD 2022 DCAI Operating Income (Loss)

MD&A	26

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

Revenue Summary

Q2 2023 vs. Q2 2022
Revenue was $1.4 billion, down $847 million from Q2 2022, as customers tempered purchases to reduce existing inventories and adjust to a lower demand environment across product lines.

YTD 2023 vs. YTD 2022
Revenue was $2.9 billion, down $1.5 billion from YTD 2022, as customers tempered purchases to reduce existing inventories and adjust to a lower demand environment across product lines.

Operating Income (Loss) Summary
We had an operating loss of $187 million in Q2 2023, compared to operating income of $294 million in Q2 2022.
We had an operating loss of $487 million in YTD 2023, compared to operating income of $710 million in YTD 2022.

(In Millions)
$(187)	Q2 2023 NEX Operating Income (Loss)
(569)	Lower product margin driven by lower revenue across NEX product lines
88	Other, including lower operating expenses driven by various cost-cutting measures
$294	Q2 2022 NEX Operating Income (Loss)

$(487)	YTD 2023 NEX Operating Income (Loss)
(1,074)	Lower product margin driven by lower revenue across NEX product lines
(143)	Higher period charges driven by inventory reserves taken in 2023
20	Other, including lower operating expenses driven by various cost-cutting measures
$710	YTD 2022 NEX Operating Income (Loss)

MD&A	27

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

Revenue and Operating Income Summary

Q2 2023 vs. Q2 2022
Revenue was $454 million, down $6 million from Q2 2022. Operating income was $129 million, down $61 million from Q2 2022, primarily due to increased investments in leadership products.

YTD 2023 vs. YTD 2022
Revenue was $912 million, up $58 million from YTD 2022 primarily driven by higher demand for EyeQ® products and Mobileye SuperVisionTM systems. Operating income was $252 million, down $86 million from YTD 2022, primarily due to increased investments in leadership products.

MD&A	28

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

IFS Revenue $B	IFS Operating (Loss) $B

Revenue and Operating (Loss) Summary

Q2 2023 vs. Q2 2022
Revenue was $232 million, up $175 million from Q2 2022 driven by higher packaging revenue and multi-beam mask writer tool sales. We had an operating loss of $143 million, compared to an operating loss of $134 million in Q2 2022.

YTD 2023 vs. YTD 2022
Revenue was $350 million, up $137 million from YTD 2022 driven by higher packaging revenue. We had an operating loss of $283 million, compared to an operating loss of $157 million in YTD 2022, primarily due to increased spending to drive strategic growth.

MD&A	29

Consolidated Condensed Results of Operations

	Three Months Ended				Six Months Ended
	Q2 2023		Q2 2022		YTD 2023		YTD 2022
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$12,949	100.0%	$15,321	100.0%	$24,664	100.0%	$33,674	100.0%
Cost of sales	8,311	64.2%	9,734	63.5%	16,018	64.9%	18,843	56.0%
Gross margin	4,638	35.8%	5,587	36.5%	8,646	35.1%	14,831	44.0%
Research and development	4,080	31.5%	4,400	28.7%	8,189	33.2%	8,762	26.0%
Marketing, general, and administrative	1,374	10.6%	1,800	11.7%	2,677	10.9%	3,552	10.5%
Restructuring and other charges	200	1.5%	87	0.6%	264	1.1%	(1,124)	(3.3)%
Operating income (loss)	(1,016)	(7.8)%	(700)	(4.6)%	(2,484)	(10.1)%	3,641	10.8%
Gains (losses) on equity investments, net	(24)	(0.2)%	(90)	(0.6)%	145	0.6%	4,233	12.6%
Interest and other, net	224	1.7%	(119)	(0.8)%	365	1.5%	878	2.6%
Income (loss) before taxes	(816)	(6.3)%	(909)	(5.9)%	(1,974)	(8.0)%	8,752	26.0%
Provision for (benefit from) taxes	(2,289)	(17.7)%	(455)	(3.0)%	(679)	(2.8)%	1,093	3.2%
Net income (loss)	1,473	11.4%	(454)	(3.0)%	$(1,295)	(5.3)%	$7,659	22.7%
Less: Net income (loss) attributable to non-controlling interests	(8)	(0.1)%	—	—%	(18)	(0.1)%	—	—%
Net income (loss) attributable to Intel	$1,481	11.4%	$(454)	(3.0)%	$(1,277)	(5.2)%	$7,659	22.7%

Earnings (loss) per share attributable to Intel—diluted	$0.35		$(0.11)		$(0.31)		$1.86

MD&A	30

Revenue

Segment Revenue Walk $B
Q2 2023 vs. Q2 2022 and YTD 2023 vs. YTD 2022
Our Q2 2023 revenue was $12.9 billion, down $2.4 billion or 15% from Q2 2022. Our YTD 2023 revenue was $24.7 billion, down $9.0 billion or 27% from YTD 2022. CCG revenue decreased 12% from Q2 2022 and 26% from YTD 2022 due primarily to lower notebook and desktop volumes on lower demand and from customers tempering purchases to reduce existing inventories. Notebook ASPs decreased due to the relative strength in the education market segment resulting in a higher mix of small core products combined with a higher mix of older generation products, while desktop ASPs increased due to an increased mix of product sales to the commercial and gaming market segments. DCAI revenue decreased 15% from Q2 2022 and decreased 28% from YTD 2022 due to lower server volume resulting from a softening CPU data center market, partially offset by higher server ASPs from an increased mix of high core count products and an increase in revenue from the FPGA product line. NEX revenue decreased 38% from Q2 2022 and decreased 34% from YTD 2022 as customers tempered purchases to reduce existing inventories and adjust to a lower demand environment across product lines.
We expect our net revenue to improve sequentially throughout 2023 with higher net revenue in the second half of the year, which generally aligns to the historical seasonality trends that we typically experience for our business.

MD&A	31

Gross Margin
We derived substantially all of our overall gross margin in Q2 2023, and most of our gross margin in YTD 2023, from the sale of products in the CCG and DCAI operating segments. Our overall gross margin dollars in Q2 2023 decreased by $949 million, or 17% compared to Q2 2022, and YTD 2023 decreased by $6.2 billion, or 42% compared to YTD 2022.

Gross Margin $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$4,638	Q2 2023 Gross Margin
(569)	Lower product margin driven by lower revenue across NEX product lines
(456)	Higher unit cost primarily from increased mix of Intel 7 products
(437)	Lower product margin from notebook revenue, partially offset by higher product margin from desktop revenue
(394)	Lower product margin due to lower server revenue, partially offset by an increase in product margin due to higher FPGA product line revenue
(223)	Higher period charges related to excess capacity charges
559	Absence of the Optane inventory impairment charge taken in Q2 2022 related to the wind down of our Intel Optane memory business
512	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken in Q2 2023
279	Lower period charges primarily driven by a decrease in product ramp costs
205	Absence of corporate charges from a patent settlement in Q2 2022
(425)	Other
$5,587	Q2 2022 Gross Margin

$8,646	YTD 2023 Gross Margin
(2,861)	Lower product margin primarily from notebook and desktop revenue
(2,314)	Lower product margin due to lower server revenue, partially offset by an increase in product margin due to higher FPGA product line revenue
(1,074)	Lower product margin driven by lower revenue across NEX product lines
(886)	Higher unit cost primarily from increased mix of Intel 7 products
(575)	Higher period charges related to excess capacity charges
611	Lower period charges primarily driven by a decrease in product ramp costs
559	Absence of the Optane inventory impairment charge taken in Q2 2022 related to the wind down of our Intel Optane memory business
514	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken in 2023
205	Absence of corporate charges from a patent settlement in Q2 2022
(364)	Other
$14,831	YTD 2022 Gross Margin

MD&A	32

Effective January 2023, we increased the estimated useful life of certain production machinery and equipment from 5 years to 8 years. When compared to the estimated useful life in place as of the end of 2022, we expect total depreciation expense in 2023 to be reduced by $4.2 billion. We expect this change will result in an approximately $2.5 billion increase to gross margin, a $400 million decrease in R&D expenses, and a $1.3 billion decrease in ending inventory values. This estimate is based on the assets in use and under construction as of the beginning of 2023 and is calculated at that point in time. Because most of the depreciation expense associated with this useful life change is included in overhead cost pools and is combined with other costs and other depreciation expense from assets placed into service after this calculation was performed, for which such costs are subsequently absorbed into inventory as each product passes through our manufacturing process, the actual amount of impact from the useful life change that is included in our 2023 operating results and financial position is impractical to individually and specifically quantify on a year-over-year basis.
Operating Expenses
Total R&D and MG&A expenses for Q2 2023 were $5.5 billion, down 12% from Q2 2022, and $10.9 billion for YTD 2023, down 12% from YTD 2022. These expenses represent 42.1% of revenue for Q2 2023 and 40.5% of revenue for Q2 2022, and 44.1% of revenue for YTD 2023 and 36.6% of revenue for YTD 2022. In support of our strategy, described in our 2022 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. This requires continued investments in R&D and focused efforts to attract and retain talent. We have implemented certain cost-cutting measures while we continue to improve our product execution.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q2 2023 vs. Q2 2022

R&D decreased by $320 million, or 7%, driven by the following:

-	The effects of various cost-cutting measures
+	Higher incentive-based cash compensation
YTD 2023 vs. YTD 2022

R&D decreased by $573 million, or 7%, driven by the following:

-	The effects of various cost-cutting measures, partially offset by increased corporate spending to drive strategic growth
-	Lower incentive-based cash compensation

Marketing, General, and Administrative
Q2 2023 vs. Q2 2022

MG&A decreased by $426 million, or 24%, driven by the following:

-	Lower corporate spending as a result of various cost-cutting measures
+	Higher incentive-based cash compensation
YTD 2023 vs. YTD 2022

MG&A decreased by $875 million, or 25%, driven by the following:

-	Lower corporate spending as a result of various cost-cutting measures
-	Lower incentive-based cash compensation

MD&A	33

Restructuring and Other Charges

(In Millions)	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Employee severance and benefit arrangements	$171	$38	$132	$43
Litigation charges and other	20	13	97	(1,203)
Asset impairment charges	9	36	35	36
Total restructuring and other charges	$200	$87	$264	$(1,124)
The 2022 Restructuring Program was approved in Q3 2022 to rebalance our workforce and operations to create efficiencies and improve our product execution in alignment with our strategy. In YTD 2023, activity related to the 2022 Restructuring Program substantially related to cash settlement of previously accrued employee severance and benefit arrangements as well as additional actions in Q2 2023. We expect actions pursuant to the 2022 Restructuring Program to be substantially completed by the end of 2023, but this is subject to change. We expect that our 2022 Restructuring Plan, in conjunction with other initiatives, will reduce our cost structure and allow us to reinvest certain of these cost savings in resources and capacity to develop, manufacture, market, sell, and deliver our products in furtherance of our strategy. The cumulative cost of the 2022 Restructuring Program as of July 1, 2023 was $1.2 billion.
Litigation charges and other includes a $1.2 billion benefit in YTD 2022 from the annulled penalty related to an EC fine that was recorded and paid in 2009.
Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Ongoing mark-to-market adjustments on marketable equity securities	$(85)	$(209)	$103	$(639)
Observable price adjustments on non-marketable equity securities	—	135	10	206
Impairment charges	(38)	(44)	(74)	(67)
Sale of equity investments and other	99	28	106	4,733
Total gains (losses) on equity investments, net	$(24)	$(90)	$145	$4,233
Interest and other, net	$224	$(119)	$365	$878
Gains (losses) on equity investments, net
Ongoing mark-to-market adjustments for YTD 2023 and YTD 2022 were primarily related to our interest in Montage Technology Co., Ltd and others.
In YTD 2022, the sale of McAfee to an investor group was completed and we received $4.6 billion in cash for the sale of our remaining share of McAfee, recognizing a $4.6 billion gain in sale of equity investments and other.
Interest and other, net
In YTD 2022, we recognized a gain of $1.0 billion from the first closing of the divestiture of our NAND memory business.
Provision for (Benefit from) Taxes

(In Millions)	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Income (loss) before taxes	$(816)	$(909)	$(1,974)	$8,752
Provision for (benefit from) taxes	$(2,289)	$(455)	$(679)	$1,093
Effective tax rate	280.5%	50.1%	34.4%	12.5%
In Q2 2023, we recognized a benefit for taxes as we applied our year-to-date actual effective tax rate to our year-to-date measure of ordinary income (loss) before taxes, which reflects our jurisdictional mix of ordinary income and losses. Our effective tax rate increased in YTD 2023 compared to YTD 2022, due to the application of our actual YTD effective tax rate, and our jurisdictional mix of ordinary income and losses.
Our provision for, or benefit from, income taxes for an interim period has historically been determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, we use the actual effective tax rate for the year-to-date period. In the second quarter of 2023, we used this approach due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

MD&A	34

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Jul 1, 2023	Dec 31, 2022
Cash and cash equivalents	$8,349	$11,144
Short-term investments	15,908	17,194
Loans receivable and other	64	463
Total cash and investments[1]	$24,321	$28,801
Total debt	$49,046	$42,051

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and our total cash and investments1 as shown in the preceding table, is our primary source of liquidity for funding our strategic business requirements. These sources are further supplemented by the company's committed credit facilities and other borrowing capacity. Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; working capital requirements; and potential and pending acquisitions, strategic investments, and dividends. This includes the commitment associated with our pending acquisition of Tower. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology.
Our total cash and investments1 and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity for our strategic business requirements. These actions can include, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices, and selling certain of our accounts receivables on a non-recourse basis to third party financial institutions.
We expect to benefit from government incentives, and any incentives above our current expectations would enable us to increase the pace and size of our IDM 2.0 investments. Conversely, incentives below our expectations would increase our anticipated cash requirements and/or potentially curtail planned investments.
In the first quarter of 2023, we declared a reduced quarterly dividend on our common stock. This dividend reduction reflects our deliberate approach to capital allocation, is expected to support the critical investments needed to execute our business strategy, and is designed to position us to create long-term value.
In the first quarter of 2023, we issued a total of $11.0 billion aggregate principal amount of senior notes for general corporate purposes, including, but not limited to, refinancing of outstanding debt and funding for working capital and capital expenditures. We also amended both our 5-year $5.0 billion revolving credit facility agreement, extending the maturity date by one year to March 2028, and our 364-day $5.0 billion credit facility agreement, extending the maturity date to March 2024. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of July 1, 2023, we had no outstanding commercial paper or borrowings on the revolving credit facilities.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables were in investment-grade securities.
Our sources of liquidity in the second quarter of 2023 included net proceeds of $1.6 billion from a secondary offering of Mobileye class A common stock, after which we retained 88% of Mobileye’s capital stock.

Cash from Operations $B	Capital Expenditures $B	Dividends $B

1 See "Non-GAAP Financial Measures" within MD&A.

MD&A	35

	Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022
Net cash provided by operating activities	$1,023	$6,700
Net cash used for investing activities	(11,329)	(2,419)
Net cash provided by (used for) financing activities	7,511	(4,718)
Net increase (decrease) in cash and cash equivalents	$(2,795)	$(437)
Operating Activities
Operating cash flows consist of net income adjusted for certain non-cash items and changes in certain assets and liabilities.
The decrease in cash provided by operations in the first six months of 2023 was primarily driven by our net operating loss in comparison to our net operating income for the first six months of 2022.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures.
Cash used for investing activities was higher in the first six months of 2023 compared to the first six months of 2022, primarily due to the absence of proceeds from the divestiture of our NAND business and proceeds for our remaining share of McAfee, both of which occurred in the first six months of 2022; as well as higher capital expenditures in the first six months of 2023. These unfavorable cash impacts during the first six months of 2023 were partially offset by the favorable cash impacts of higher maturities and sales of short-term investments, net of purchases, and lower investment activity in other investments and acquisitions during the first six months of 2023.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and partner contributions.
Cash provided by financing activities in the first six months of 2023 compared to cash used for financing activities in the first six months of 2022 and was primarily due to net proceeds from our debt issuance, net of commercial paper repayments, and proceeds from sales of subsidiary shares in the first six months of 2023.

MD&A	36

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

Optane inventory impairment	In 2022, we initiated the wind-down of our Intel Optane memory business.
We exclude these impairments for purposes of calculating certain non-GAAP measures because these charges do not reflect our current operating performance. This adjustment facilitates a useful evaluation of our current operating performance and comparisons to past operating results.

MD&A	37

Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges may include periodic goodwill and asset impairments, certain pension charges, and costs associated with restructuring activity.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
(Gains) losses on equity investments, net	(Gains) losses on equity investments, net consists of ongoing mark-to-market adjustments on marketable equity securities, observable price adjustments on non-marketable equity securities, related impairment charges, and the sale of equity investments and other.	We exclude these non-operating gains and losses for purposes of calculating certain non-GAAP measures because it provides better comparability between periods. The exclusion reflects how management evaluates the core operations of the business.
Gains (losses) from divestiture	Gains (losses) are recognized at the close of a divestiture, or over a specified deferral period when deferred consideration is received at the time of closing. Based on our ongoing obligation under the NAND wafer manufacturing and sale agreement entered into in connection with the first closing of the sale of our NAND memory business on December 29, 2021, a portion of the initial closing consideration was deferred and will be recognized between first and second closing.	We exclude gains or losses resulting from divestitures for purposes of calculating certain non-GAAP measures because they do not reflect our current operating performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Adjusted free cash flow	We reference a non-GAAP financial measure of adjusted free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Adjusted free cash flow is operating cash flow adjusted for (1) additions to property, plant, and equipment, net of proceeds from capital grants and partner contributions, (2) payments on finance leases, and (3) proceeds from the McAfee equity sale.
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

Total cash and investments	Total cash and investments is used by management when assessing our sources of liquidity, which include cash and cash equivalents, short-term investments, and loans receivable and other.	This non-GAAP measure is helpful in understanding our capital resources and liquidity position.

MD&A	38

Following are the reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	Jul 1, 2023	Jul 2, 2022
Gross margin percentage	35.8%	36.5%
Acquisition-related adjustments	2.4%	2.2%
Share-based compensation	1.6%	1.2%
Patent settlement	—%	1.3%
Optane inventory impairment	—%	3.6%
Non-GAAP gross margin percentage	39.8%	44.8%

Earnings (loss) per share attributable to Intel—diluted	$0.35	$(0.11)
Acquisition-related adjustments	0.08	0.09
Share-based compensation	0.22	0.22
Patent settlement	—	0.05
Optane inventory impairment	—	0.14
Restructuring and other charges	0.05	0.02
(Gains) losses on equity investments, net	0.01	0.02
(Gains) losses from divestiture	(0.01)	—
Adjustments attributable to non-controlling interest	—	—
Income tax effects	(0.57)	(0.15)
Non-GAAP earnings (loss) per share attributable to Intel—diluted	$0.13	$0.28

	Six Months Ended
(In Millions)	Jul 1, 2023	Jul 2, 2022
Net cash provided by (used for) operating activities	$1,023	$6,700
Net additions to property, plant, and equipment	(12,418)	(11,793)
Payments on finance leases	(96)	(299)
Sale of equity investment	—	4,561
Adjusted free cash flow	$(11,491)	$(831)

Net cash used for investing activities	$(11,329)	$(2,419)
Net cash provided by (used for) financing activities	$7,511	$(4,718)

MD&A	39

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
Risk Factors
The risks described in "Risk Factors" within Other Key Information in our 2022 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and Supplemental Details sections.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending July 1, 2023. As of July 1, 2023, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended July 1, 2023, no such plans or arrangements were adopted or terminated, including by modification.

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

Other Key Information	41

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Intel Corporation, dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on March 10, 2021	8-K	000-06217	3.2	3/16/2021
10.1†	Intel Corporation 2006 Equity Incentive Plan, as amended and restated effective May 11, 2023					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	42

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 4 - 22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 35 - 36
	Results of operations	Pages 3, 23 - 34
	Critical accounting estimates	Page 23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 40
Item 4.	Controls and Procedures	Page 40

Part II - Other Information
Item 1.	Legal Proceedings	Pages 19 - 20
Item 1A.	Risk Factors	Page 40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 40
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Rule 10b5-1 Trading Arrangements	Page 40
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 41
Item 6.	Exhibits	Page 42

Signatures		Page 44

Other Key Information	43

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 27, 2023	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	July 27, 2023	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

44