Form 10-Q
period 2023-09-30
INTEL CORP
filed 2023-10-27
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 20, 2023, the registrant had outstanding 4,216 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate", "achieve", "aim", "ambitions", "anticipate", "believe", "committed", "continue", "could", "designed", "estimate", "expect", "forecast", "future", "goals", "grow", "guidance", "intend", "likely", "may", "might", "milestones", "next generation", "objective", "on track", "opportunity", "outlook", "pending", "plan", "position", "potential", "possible", "predict", "progress", "ramp", "roadmap", "seeks", "should", "strive", "targets", "to be", "upcoming", "will", "would", and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
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
•plans and goals related to Intel’s foundry business, including with respect to anticipated customers, future manufacturing capacity and service, technology and IP offerings;
•expected timing and impact of acquisitions, divestitures, and other significant transactions, including the sale of our NAND memory business;
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
•future macro environmental and economic conditions;
•future responses to and effects of COVID-19;
•geopolitical conditions;
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
•geopolitical and international trade conditions, including the impacts of Russia's war on Ukraine, recent events in Israel and rising tensions between the US and China;
•our debt obligations and our ability to access sources of capital;
•risks of large scale global operations;
•macroeconomic conditions, including regional or global downturns or recessions;
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
Intel, the Intel logo, Intel Core, and Intel Optane are trademarks of Intel Corporation or its subsidiaries in the US and/or other countries.
* Other names and brands may be claimed as the property of others.

2

A Quarter in Review

Total revenue of $14.2 billion was down $1.2 billion or 8% from Q3 2022, as CCG revenue decreased 3%, DCAI revenue decreased 10%, and NEX revenue decreased 32%. CCG revenue decreased due to lower desktop volume from lower demand across business market segments and lower notebook ASPs due to a higher mix of small core products combined with a higher mix of older generation products. This was partially offset by higher notebook volume, as customer inventory levels began to normalize and higher desktop ASPs due to an increased mix of product sales to the commercial and gaming market segments. DCAI revenue decreased due to lower server volume resulting from a softening CPU data center market, partially offset by higher ASPs from a lower mix of hyperscale customer-related revenue and a higher mix of high core count products. NEX revenue decreased as customers tempered purchases to reduce inventories and adjust to a lower demand environment across product lines.

Revenue	Gross Margin	Diluted EPS attributable to Intel	Cash Flows
■ GAAP $B	■ GAAP ■ Non-GAAP	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Adjusted Free Cash Flow $B

$14.2B	42.5%	45.8%	$0.07	$0.41	$6.8B	$(10.5)B
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $1.2B or 8% from Q3 2022	Gross margin down 0.1 ppt from Q3 2022	Gross margin down 0.1 ppt from Q3 2022	Diluted EPS attributable to Intel down $0.18 or 72% from Q3 2022	Diluted EPS attributable to Intel up $0.04 or 11% from Q3 2022	Operating cash flow down $0.9B or 12% from Q3 2022	Adjusted free cash flow down $3.4B or 48% from Q3 2022

Lower revenue in CCG, DCAI, and NEX.	Lower GAAP gross margin from lower revenue, higher unit cost, partially offset by a decrease in period charges.		Lower GAAP EPS attributable to Intel primarily from a lower tax benefit, partially offset by reduced operating expenses.		Lower operating cash flow driven primarily by a net operating loss, partially offset by favorable changes in working capital and other adjustments.
Key Developments
▪Our Ireland fab began high-volume production of Intel 4 technology. This is the first use of extreme ultraviolet (EUV) technology in high-volume manufacturing in Europe.
▪We announced our upcoming Intel® Core™ Ultra processors, featuring our first integrated neural processing unit, for power-efficient AI acceleration and local inference on the PC, which is expected to launch in Q4 2023.
▪We mutually agreed with Tower to terminate the agreement we entered into during the first quarter of 2022 to acquire Tower, due to our inability to obtain regulatory approval in a timely manner.
▪We announced a commercial agreement with Tower, where we will provide foundry services and manufacturing capacity through our New Mexico facility for 300mm advanced analog processing.
▪We received a $600 million grant from the State of Ohio to support the ongoing construction of our two chip factories in the state.

1 See "Non-GAAP Financial Measures" within MD&A.

A Quarter in Review	3

Consolidated Condensed Statements of Income

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net revenue	$14,158	$15,338	$38,822	$49,012
Cost of sales	8,140	8,803	24,158	27,646
Gross margin	6,018	6,535	14,664	21,366
Research and development	3,870	4,302	12,059	13,064
Marketing, general, and administrative	1,340	1,744	4,017	5,296
Restructuring and other charges	816	664	1,080	(460)
Operating expenses	6,026	6,710	17,156	17,900
Operating income (loss)	(8)	(175)	(2,492)	3,466
Gains (losses) on equity investments, net	(191)	(151)	(46)	4,082
Interest and other, net	147	138	512	1,016
Income (loss) before taxes	(52)	(188)	(2,026)	8,564
Provision for (benefit from) taxes	(362)	(1,207)	(1,041)	(114)
Net income (loss)	310	1,019	(985)	8,678
Less: Net income (loss) attributable to non-controlling interests	13	—	(5)	—
Net income (loss) attributable to Intel	$297	$1,019	$(980)	$8,678
Earnings (loss) per share attributable to Intel—basic	$0.07	$0.25	$(0.23)	$2.11
Earnings (loss) per share attributable to Intel—diluted	$0.07	$0.25	$(0.23)	$2.10
Weighted average shares of common stock outstanding:
Basic	4,202	4,118	4,180	4,104
Diluted	4,229	4,125	4,180	4,123

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	4

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net income (loss)	$310	$1,019	$(985)	$8,678
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	(320)	(436)	(310)	(1,178)
Actuarial valuation and other pension benefits (expenses), net	2	10	5	37
Translation adjustments and other	1	—	6	(30)
Other comprehensive income (loss)	(317)	(426)	(299)	(1,171)
Total comprehensive income (loss)	(7)	593	(1,284)	7,507
Less: comprehensive income (loss) attributable to non-controlling interests	13	—	(5)	—
Total comprehensive income (loss) attributable to Intel	$(20)	$593	$(1,279)	$7,507
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	5

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Sep 30, 2023	Dec 31, 2022

Assets
Current assets:
Cash and cash equivalents	$7,621	$11,144
Short-term investments	17,409	17,194
Accounts receivable, net	2,843	4,133
Inventories	11,466	13,224
Other current assets	4,472	4,712
Total current assets	43,811	50,407

Property, plant, and equipment, net of accumulated depreciation of $97,122 ($93,386 as of December 31, 2022)	93,352	80,860
Equity investments	5,700	5,912
Goodwill	27,591	27,591
Identified intangible assets, net	4,970	6,018
Other long-term assets	13,413	11,315
Total assets	$188,837	$182,103

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$2,288	$4,367
Accounts payable	8,669	9,595
Accrued compensation and benefits	3,115	4,084
Income taxes payable	2,112	2,251
Other accrued liabilities	12,430	11,858
Total current liabilities	28,614	32,155

Debt	46,591	37,684
Other long-term liabilities	7,946	8,978
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,216 issued and outstanding (4,137 issued and outstanding as of December 31, 2022)	35,653	31,580
Accumulated other comprehensive income (loss)	(861)	(562)
Retained earnings	67,021	70,405
Total Intel stockholders' equity	101,813	101,423
Non-controlling interests	3,873	1,863
Total stockholders' equity	105,686	103,286
Total liabilities and stockholders’ equity	$188,837	$182,103

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	6

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
(In Millions; Unaudited)	Sep 30, 2023	Oct 1, 2022
Cash and cash equivalents, beginning of period	$11,144	$4,827
Cash flows provided by (used for) operating activities:
Net income (loss)	(985)	8,678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,753	8,309
Share-based compensation	2,433	2,392
Restructuring and other charges	718	665
Amortization of intangibles	1,336	1,439
(Gains) losses on equity investments, net	47	(4,075)
(Gains) losses on divestitures	—	(1,072)
Changes in assets and liabilities:
Accounts receivable	1,290	1,991
Inventories	1,758	(2,043)
Accounts payable	(1,082)	(485)
Accrued compensation and benefits	(1,171)	(1,912)
Income taxes	(2,676)	(4,062)
Other assets and liabilities	(574)	(2,095)
Total adjustments	7,832	(948)
Net cash provided by (used for) operating activities	6,847	7,730
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(19,054)	(19,145)
Purchases of short-term investments	(37,287)	(31,669)
Maturities and sales of short-term investments	36,725	35,129
Sales of equity investments	375	4,880
Proceeds from divestitures	—	6,579
Other investing	518	(2,764)
Net cash used for investing activities	(18,723)	(6,990)
Cash flows provided by (used for) financing activities:
Repayment of commercial paper	(3,944)	—
Payments on finance leases	(96)	(341)
Partner contributions	1,106	—
Proceeds from sales of subsidiary shares	2,423	—
Issuance of long-term debt, net of issuance costs	11,391	6,103
Repayment of debt	(423)	(3,088)
Payment of dividends to stockholders	(2,561)	(4,488)
Other financing	457	776
Net cash provided by (used for) financing activities	8,353	(1,038)
Net increase (decrease) in cash and cash equivalents	(3,523)	(298)
Cash and cash equivalents, end of period	$7,621	$4,529

Supplemental disclosures:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$5,234	$3,386
Cash paid during the period for:
Interest, net of capitalized interest	$968	$315
Income taxes, net of refunds	$1,649	$3,960

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	7

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Shares	Amount
Three Months Ended

Balance as of July 1, 2023	4,188	$34,330	$(544)	$67,231	$3,454	$104,471
Net income (loss)	—	—	—	297	13	310
Other comprehensive income (loss)	—	—	(317)	—	—	(317)
Net proceeds from sales of subsidiary shares and partner contributions	—	388	—	—	371	759
Employee equity incentive plans and other	33	372	—	—	—	372
Share-based compensation	—	737	—	—	35	772
Restricted stock unit withholdings	(5)	(174)	—	18	—	(156)
Cash dividends declared ($0.13 per share)	—	—	—	(525)	—	(525)
Balance as of September 30, 2023	4,216	$35,653	$(861)	$67,021	$3,873	$105,686

Balance as of July 2, 2022	4,106	$29,858	$(1,625)	$72,985	$—	$101,218
Net income (loss)	—	—	—	1,019	—	1,019
Other comprehensive income (loss)	—	—	(426)	—	—	(426)
Employee equity incentive plans and other	24	399	—	—	—	399
Share-based compensation	—	793	—	—	—	793
Restricted stock unit withholdings	(3)	(138)	—	32	—	(106)
Cash dividends declared ($0.73 per share)	—	—	—	(3,012)	—	(3,012)
Balance as of October 1, 2022	4,127	$30,912	$(2,051)	$71,024	$—	$99,885

Nine Months Ended
Balance as of December 31, 2022	4,137	$31,580	$(562)	$70,405	$1,863	$103,286
Net income (loss)	—	—	—	(980)	(5)	(985)
Other comprehensive income (loss)	—	—	(299)	—	—	(299)
Net proceeds from sales of subsidiary shares and partner contributions	—	1,254	—	—	1,912	3,166
Employee equity incentive plans and other	91	1,037	—	—	—	1,037
Share-based compensation	—	2,330	—	—	103	2,433
Restricted stock unit withholdings	(12)	(548)	—	157	—	(391)
Cash dividends declared ($0.62 per share)	—	—	—	(2,561)	—	(2,561)
Balance as of September 30, 2023	4,216	$35,653	$(861)	$67,021	$3,873	$105,686

Balance as of December 25, 2021	4,070	$28,006	$(880)	$68,265	$—	$95,391
Net income (loss)	—	—	—	8,678	—	8,678
Other comprehensive income (loss)	—	—	(1,171)	—	—	(1,171)
Employee equity incentive plans and other	66	1,000	—	—	—	1,000
Share-based compensation	—	2,392	—	—	—	2,392
Restricted stock unit withholdings	(9)	(486)	—	79	—	(407)
Cash dividends declared ($1.46 per share)	—	—	—	(5,998)	—	(5,998)
Balance as of October 1, 2022	4,127	$30,912	$(2,051)	$71,024	$—	$99,885

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	8

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
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

Financial Statements	Notes to Financial Statements	9

Net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net revenue:
Client Computing
Desktop	$2,753	$3,222	$7,002	$8,152
Notebook	4,503	4,408	11,806	15,118
Other	611	498	1,606	1,858
	7,867	8,128	20,414	25,128

Data Center and AI	3,814	4,255	11,536	15,024
Network and Edge	1,450	2,133	4,303	6,483
Mobileye	530	450	1,442	1,304
Intel Foundry Services	311	78	661	291
All other	186	294	466	782
Total net revenue	$14,158	$15,338	$38,822	$49,012

Operating income (loss):
Client Computing	$2,073	$1,447	$3,632	$5,045
Data Center and AI	71	(139)	(608)	1,174
Network and Edge	17	197	(470)	907
Mobileye	170	142	422	480
Intel Foundry Services	(86)	(90)	(369)	(247)
All other	(2,253)	(1,732)	(5,099)	(3,893)
Total operating income (loss)	$(8)	$(175)	$(2,492)	$3,466
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
As of September 30, 2023, a substantial majority of the assets of Arizona Fab consisted of property, plant, and equipment. The assets held by Arizona Fab, which can be used only to settle obligations of the VIE and are not available to us, were $4.0 billion as of September 30, 2023 ($1.8 billion as of December 31, 2022).
Non-controlling interest in Arizona Fab was $2.0 billion as of September 30, 2023 ($874 million as of December 31, 2022). Net loss attributable to non-controlling interest in Arizona Fab was $3 million in the third quarter of 2023 and $12 million in the first nine months of 2023; there was no net income (loss) attributable to non-controlling interest in the first nine months of 2022.
Mobileye
In 2022, Mobileye completed its IPO and certain other equity financing transactions that resulted in net proceeds of $1.0 billion. During the second quarter of 2023, we converted $38.5 million of Class B shares into Class A shares, representing 5% of Mobileye’s outstanding capital stock, and subsequently sold the Class A shares for $42 per share as part of a secondary offering. We received net proceeds of $1.6 billion and increased our capital in excess of par value by $663 million, net of tax, as a result of the secondary offering. We continue to consolidate the results of Mobileye into our consolidated financial statements.

Financial Statements	Notes to Financial Statements	10

As of September 30, 2023, Intel held approximately 88% (94% as of December 31, 2022) of the outstanding equity interest in Mobileye. Non-controlling interest in Mobileye was $1.8 billion as of September 30, 2023 ($1.0 billion as of December 31, 2022). Net income attributable to non-controlling interest in Mobileye was $6 million in the third quarter of 2023 and $3 million of net loss in the first nine months of 2023; there was no net income (loss) attributable to non-controlling interest in the first nine months of 2022.
IMS Nanofabrication
In August 2023, we closed an agreement to sell a 20% minority stake in our IMS Nanofabrication GmbH (IMS) business, a business within our IFS operating segment, to Bain Capital Special Situations (Bain Capital). Net proceeds resulting from the sale were $849 million and our capital in excess of par value increased by $591 million, net of tax. We continue to consolidate the results of IMS into our consolidated financial statements.
Non-controlling interest in IMS was $109 million as of September 30, 2023. Net income attributable to the non-controlling interest in IMS was $10 million in the third quarter of 2023 and in the first nine months of 2023.
In September 2023, we signed agreements to sell an additional 12.5% minority stake in our IMS business, including 10% to Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC), which are expected to close in the fourth quarter of 2023.

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

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net income (loss)	$310	$1,019	$(985)	$8,678
Less: Net income (loss) attributable to non-controlling interests	13	—	(5)	—
Net income (loss) attributable to Intel	297	1,019	(980)	8,678
Weighted average shares of common stock outstanding—basic	4,202	4,118	4,180	4,104
Dilutive effect of employee equity incentive plans	27	7	—	19
Weighted average shares of common stock outstanding—diluted	4,229	4,125	4,180	4,123
Earnings (loss) per share attributable to Intel—basic	$0.07	$0.25	$(0.23)	$2.11
Earnings (loss) per share attributable to Intel—diluted	$0.07	$0.25	$(0.23)	$2.10
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
Due to our net loss in the nine months ended September 30, 2023, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan had an anti-dilutive effect on diluted loss per share for the period and were excluded.

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $1.5 billion during the first nine months of 2023. After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.

Financial Statements	Notes to Financial Statements	11

Inventories

(In Millions)	Sep 30, 2023	Dec 31, 2022
Raw materials	$1,278	$1,517
Work in process	6,266	7,565
Finished goods	3,922	4,142
Total inventories	$11,466	$13,224
Property, Plant, and Equipment
Effective January 2023, we increased the estimated useful life of certain production machinery and equipment from 5 years to 8 years. We estimate this change resulted in an approximate $690 million increase to gross margin and an approximate $110 million decrease in R&D expense in the third quarter of 2023 when compared to what the impact would have been using the estimated useful life in place prior to this change. We estimate this change resulted in an approximate $1.6 billion increase to gross margin and an approximate $320 million decrease in R&D expenses in the first nine months of 2023. As of September 30, 2023, we estimate this change resulted in an approximate $1.2 billion decrease in ending inventory values. These estimates are based on the assets in use and under construction as of the beginning of 2023.
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $2.6 billion as of September 30, 2023 ($2.4 billion as of December 31, 2022).
Interest and Other, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Interest income	$332	$170	$979	$315
Interest expense	(204)	(114)	(611)	(347)
Other, net	19	82	144	1,048
Total interest and other, net	$147	$138	$512	$1,016
Interest expense is net of $395 million of interest capitalized in the third quarter of 2023 and $1.1 billion in the first nine months of 2023 ($220 million in the third quarter of 2022 and $516 million in the first nine months of 2022). Other, net includes a gain in 2022 of $1.0 billion resulting from the first closing of the divestiture of our NAND memory business.

Note 6 :	Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Employee severance and benefit arrangements	$59	$607	$191	$650
Litigation charges and other	757	4	854	(1,199)
Asset impairment charges	—	53	35	89
Total restructuring and other charges	$816	$664	$1,080	$(460)
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

Restructuring activity for the 2022 Restructuring Program during the first nine months of 2023 was as follows:

(In Millions)
Accrued restructuring balance as of December 31, 2022	$873
Additional accruals	130
Adjustments	56
Cash payments	(923)
Accrued restructuring balance as of September 30, 2023	$136

Financial Statements	Notes to Financial Statements	12

The accrued restructuring balances as of September 30, 2023 and December 31, 2022 were recorded as current liabilities within accrued compensation and benefits on the Consolidated Condensed Balance Sheets. The cumulative cost of the 2022 Restructuring Program as of September 30, 2023 was $1.2 billion.
Litigation charges and other includes a $401 million charge in the third quarter of 2023 for an EC-imposed fine. In 2009, we recorded and paid an EC fine that was subsequently annulled, resulting in a benefit of $1.2 billion in the first quarter of 2022. Refer to "Note 13: Contingencies" within the Notes to Consolidated Condensed Financial Statements for further information on legal proceedings related to the EC fine.
Also in the third quarter of 2023 we mutually agreed with Tower to terminate the agreement we entered into during the first quarter of 2022 to acquire Tower in a cash-for-stock transaction, representing a total enterprise value of approximately $5.4 billion as of the agreement date. We mutually agreed to terminate the agreement due to our inability to obtain required regulatory approvals in a timely manner and we paid a termination fee in accordance with the terms of the agreement, resulting in a $353 million charge included in Litigation charges and other.

Note 7 :	Income Taxes

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Income (loss) before taxes	$(52)	$(188)	$(2,026)	$8,564
Provision for (benefit from) taxes	$(362)	$(1,207)	$(1,041)	$(114)
Effective tax rate	696.2%	642.0%	51.4%	(1.3)%
Our provision for, or benefit from, income taxes for an interim period has historically been determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, we use the actual effective tax rate for the year-to-date period. During the first nine months of 2023, we used this approach due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-US government bills and bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of September 30, 2023, and December 31, 2022, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our hedged investments was $16.1 billion as of September 30, 2023 ($16.2 billion as of December 31, 2022). For hedged investments still held at the reporting date, we recorded net losses of $329 million in the third quarter of 2023 and net losses of $336 million in the first nine months of 2023 ($861 million of net losses in the third quarter of 2022 and $1.8 billion of net losses in the first nine months of 2022). We recorded net gains on the related derivatives of $320 million in the third quarter of 2023 and net gains of $354 million in the first nine months of 2023 ($916 million of net gains in the third quarter of 2022 and net gains of $1.8 billion in the first nine months of 2022).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The adjusted cost of our unhedged investments was $6.1 billion as of September 30, 2023 ($10.2 billion as of December 31, 2022), which approximated the fair value for these periods.

Financial Statements	Notes to Financial Statements	13

The fair value of marketable debt investments, by contractual maturity, as of September 30, 2023, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$11,487
Due in 1–2 years	2,249
Due in 2–5 years	6,220
Due after 5 years	417
Instruments not due at a single maturity date[1]	1,814
Total	$22,187
1 Instruments not due at a single maturity date is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Sep 30, 2023	Dec 31, 2022
Marketable equity securities[1]	$1,117	$1,341
Non-marketable equity securities	4,578	4,561
Equity method investments	5	10
Total	$5,700	$5,912
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
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Ongoing mark-to-market adjustments on marketable equity securities	$(267)	$(244)	$(164)	$(883)
Observable price adjustments on non-marketable equity securities	7	67	17	273
Impairment charges	(53)	(45)	(127)	(112)
Sale of equity investments and other[1]	122	71	228	4,804
Total gains (losses) on equity investments, net	$(191)	$(151)	$(46)	$4,082

1 Sale of equity investments and other includes initial fair value adjustments recorded upon a security becoming marketable, realized gains (losses) on sales of non-marketable equity investments and equity method investments, and our share of equity method investee gains (losses) and distributions.
Net unrealized gains and losses for our marketable and non-marketable equity securities for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net unrealized gains (losses) recognized during the period on equity securities	$(205)	$(154)	$(64)	$(490)
Less: Net (gains) losses recognized during the period on equity securities sold during the period	12	1	(15)	15
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(193)	$(153)	$(79)	$(475)
McAfee Corp.
During the first quarter of 2022, the sale of the McAfee consumer business was completed and we received $4.6 billion in cash for the sale of our remaining share of McAfee, recognizing a $4.6 billion gain in sale of equity investments and other.

Financial Statements	Notes to Financial Statements	14

Note 9 :	Divestitures
NAND Memory Business
On December 29, 2021, we closed the first phase of our agreement with SK hynix Inc. (SK hynix) to divest our NAND memory business for $9.0 billion in cash. Our NAND memory business includes our NAND memory technology and manufacturing business (the NAND OpCo Business), of which we deconsolidated our ongoing interests as part of the sale. The transaction will be completed in two closings and upon the first closing in the first quarter of 2022, SK hynix paid $7.0 billion of consideration and we recognized a pre-tax gain of $1.0 billion within interest and other, net, and tax expense of $495 million. We recorded a receivable in other long-term assets for the remaining proceeds of $1.9 billion which remains outstanding as of September 30, 2023, and will be received upon the second closing of the transaction, expected to be no earlier than March 2025.
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
As of September 30, 2023, we also have a receivable due from the NAND OpCo Business, a deconsolidated entity, of $204 million recorded within other current assets on the Consolidated Condensed Balance Sheets. We will be reimbursed for costs of $32 million per quarter in 2023 for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements associated with being wholly owned subsidiaries.

Note 10 :	Borrowings
In the third quarter of 2023, we remarketed $423 million aggregate principal amount of bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (the Arizona bonds) and the State of Oregon Business Development Commission (the Oregon bonds). The bonds are unsecured general obligations in accordance with loan agreements we entered into with each of the Industrial Development Authority of the City of Chandler, Arizona and the State of Oregon Business Development Commission. The bonds mature in 2035 and 2040 and have 3.8% and 4.1% coupons. Both the Arizona and Oregon bonds are subject to optional tender starting in February 2028 and mandatory tender in June 2028, at which time we may remarket the bonds for a new term period.
In the first quarter of 2023, we issued a total of $11.0 billion aggregate principal amount of senior notes. We also amended both our 5-year $5.0 billion revolving credit facility agreement, extending the maturity date by one year to March 2028, and our 364-day $5.0 billion credit facility agreement, extending the maturity date to March 2024. The revolving credit facilities had no borrowings outstanding as of September 30, 2023.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. In the first nine months of 2023, we settled in cash $3.9 billion of our commercial paper. We had no outstanding commercial paper as of September 30, 2023 ($3.9 billion as of December 31, 2022).
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

Financial Statements	Notes to Financial Statements	15

Note 11 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Sep 30, 2023				Dec 31, 2022
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$1,074	$—	$1,074	$—	$856	$—	$856
Financial institution instruments¹	1,779	1,876	—	3,655	6,899	1,474	—	8,373
Government debt²	—	49	—	49	—	—	—	—
Reverse repurchase agreements	—	2,334	—	2,334	—	1,301	—	1,301
Short-term investments:
Corporate debt	—	6,168	—	6,168	—	5,381	—	5,381
Financial institution instruments¹	35	4,105	—	4,140	196	4,729	—	4,925
Government debt²	50	7,051	—	7,101	48	6,840	—	6,888
Other current assets:
Derivative assets	131	1,013	—	1,144	—	1,264	—	1,264
Loans receivable	—	53	—	53	—	53	—	53
Marketable equity securities	1,117	—	—	1,117	1,341	—	—	1,341
Other long-term assets:
Derivative assets	—	1	—	1	—	10	—	10
Total assets measured and recorded at fair value	$3,112	$23,724	$—	$26,836	$8,484	$21,908	$—	$30,392
Liabilities
Other accrued liabilities:
Derivative liabilities	$17	$727	$147	$891	$111	$485	$89	$685
Other long-term liabilities:
Derivative liabilities	—	841	—	841	—	699	—	699
Total liabilities measured and recorded at fair value	$17	$1,568	$147	$1,732	$111	$1,184	$89	$1,384
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, reverse repurchase agreements with original maturities greater than three months, and issued debt. We classify the fair value of grants receivable and reverse repurchase agreements with original maturities greater than three months as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of September 30, 2023 was $833 million (the aggregate carrying value as of December 31, 2022 was $437 million). We have no reverse repurchase agreements with original maturities greater than three months as of September 30, 2023 (the aggregate carrying value as of December 31, 2022 was $400 million).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of our issued debt was $43.5 billion as of September 30, 2023 ($34.3 billion as of December 31, 2022).

Financial Statements	Notes to Financial Statements	16

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 30, 2023	Dec 31, 2022
Foreign currency contracts	$31,291	$31,603
Interest rate contracts	17,920	16,011
Other	2,103	2,094
Total	$51,314	$49,708
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Sep 30, 2023		Dec 31, 2022
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$27	$643	$142	$290
Interest rate contracts	—	966	—	777
Total derivatives designated as hedging instruments	$27	$1,609	$142	$1,067
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$601	$102	$866	$194
Interest rate contracts	386	4	266	12
Equity contracts	131	17	—	111
Total derivatives not designated as hedging instruments	$1,118	$123	$1,132	$317
Total derivatives	$1,145	$1,732	$1,274	$1,384
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3A majority of these instruments mature within 12 months.

Financial Statements	Notes to Financial Statements	17

Amounts Offset in the Consolidated Condensed Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Sep 30, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,011	$—	$1,011	$(538)	$(473)	$—
Reverse repurchase agreements	2,334	—	2,334	—	(2,334)	—
Total assets	$3,345	$—	$3,345	$(538)	$(2,807)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,724	$—	$1,724	$(538)	$(1,085)	$101
Total liabilities	$1,724	$—	$1,724	$(538)	$(1,085)	$101

	Dec 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,231	$—	$1,231	$(546)	$(682)	$3
Reverse repurchase agreements	1,701	—	1,701	—	(1,701)	—
Total assets	$2,932	$—	$2,932	$(546)	$(2,383)	$3
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,337	$—	$1,337	$(546)	$(712)	$79
Total liabilities	$1,337	$—	$1,337	$(546)	$(712)	$79
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges recognized in other comprehensive income (loss) were $454 million net losses in the third quarter of 2023 and $646 million net losses in the first nine months of 2023 ($678 million net losses in the third quarter of 2022 and $1.6 billion net losses in the first nine months of 2022). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first nine months of 2023 and 2022, the amounts excluded from effectiveness testing were insignificant.

Financial Statements	Notes to Financial Statements	18

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Interest rate contracts	$(168)	$(589)	$(189)	$(1,536)
Hedged items	168	589	189	1,536
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Long-term debt	$(11,032)	$(11,221)	$965	$776
The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $12.0 billion as of September 30, 2023 and December 31, 2022.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Foreign currency contracts	Interest and other, net	$255	$771	$467	$1,952
Interest rate contracts	Interest and other, net	85	164	175	289
Other	Various	(112)	(97)	103	(562)
Total		$228	$838	$745	$1,679

Note 13 :	Contingencies
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. We have accrued a charge of $2.2 billion related to litigation involving VLSI and a charge of $401 million related to an EC-imposed fine, both as described below. Excluding the VLSI claims, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.

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
In January 2022, the General Court annulled the EC’s 2009 findings against us regarding rebates, as well as the €1.1 billion fine imposed on Intel, which was returned to us in February 2022. The General Court’s January 2022 decision did not annul the EC’s 2009 finding that we made payments to prevent sales of specific rival products.
In April 2022, the EC appealed the General Court’s decision to the Court of Justice. In addition, in September 2023 the EC imposed a €376 million ($401 million) fine against us based on its finding that we made payments to prevent sales of specific rival products. We plan to appeal the EC’s decision. We have accrued a charge for the fine and are unable to make a reasonable estimate of the potential loss or range of losses in excess of this amount given the procedural posture and the nature of these proceedings.
In a related matter, in April 2022 we filed applications with the General Court seeking an order requiring the EC to pay us approximately €593 million in default interest on the original €1.1 billion fine that was held by the EC for 12 years, which applications have been stayed pending the EC’s appeal of the General Court’s January 2022 decision.
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
As of October 25, 2023, consumer class action lawsuits against us were pending in the US, Canada, and Argentina. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by our actions and/or omissions in connection with the security vulnerabilities and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the US, class action suits filed in various jurisdictions were consolidated for all pretrial proceedings in the US District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs’ failure to plead a viable claim. Plaintiffs have appealed that decision to the Ninth Circuit Court of Appeals. In Canada, an initial status conference has not yet been scheduled in one case pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. In Argentina, Intel Argentina was served with, and responded to, a class action complaint in June 2022. The Argentinian court dismissed plaintiffs’ claims for lack of standing in May 2023, and plaintiffs have appealed. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. We dispute the pending claims described above and intend to defend those lawsuits vigorously. Given the procedural posture and the nature of those cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from those matters.
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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against us in the US District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents that VLSI acquired from NXP Semiconductors, N.V. (NXP). Four patents remain at issue in the case, and VLSI estimates its damages to be approximately $890 million, and seeks enhanced damages, future royalties, attorneys’ fees, costs, and interest. We filed Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) in 2018 challenging patentability, and the parties stipulated to stay the district court action pending the PTAB’s review. The PTAB subsequently found all claims of two patents, and some claims of two other patents, to be unpatentable. The district court lifted the stay in September 2021, and scheduled trial for March 2024 on the claims that were found patentable by the PTAB.
In April 2019, VLSI filed three infringement suits against us in the US District Court for the Western District of Texas accusing various of our processors of infringement of eight additional patents it had acquired from NXP:
▪The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.2 billion in damages and approximately $162.3 million in pre-judgment and post-judgment interest. We have appealed the judgment to the Federal Circuit Court of Appeals, including the court's rejection of Intel's claim to have a license from Fortress Investment Group’s acquisition of Finjan. The Federal Circuit Court heard oral argument in October 2023. In December 2021 and January 2022 the PTAB instituted IPRs on the claims found to have been infringed in the first Texas case, and in May and June 2023 found all of those claims unpatentable; VLSI has appealed the PTAB’s decisions, and has asked to stay those appeals while the PTAB decides certain issues unrelated to the merits of the IPRs. Intel has agreed to the stay.
▪The second Texas case went to trial in April 2021, and the jury found that we do not infringe the asserted patents. VLSI had sought approximately $3.0 billion for alleged infringement, plus enhanced damages for willful infringement. The court has not yet entered final judgment.
▪The third Texas case went to trial in November 2022, with VLSI asserting one remaining patent. The jury found the patent valid and infringed, and awarded VLSI approximately $949 million in damages, plus interest and a running royalty. The court has not yet entered final judgment. In February 2023, we filed motions for a new trial and for judgment as a matter of law notwithstanding the verdict on various grounds. Further appeals are possible.
In May 2019, VLSI filed a case in Shenzhen Intermediate People’s Court against Intel, Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserts one patent against certain Intel Core processors. Defendants filed an invalidation petition in October 2019 with the China National Intellectual Property Administration (CNIPA) which held a hearing in September 2021. The Shenzhen court held trial proceedings in July 2021, and September 2023. VLSI seeks an injunction as well as RMB 1.3 million in costs and expenses, but no damages. In September 2023, the CNIPA invalidated every claim of the asserted patent.
In May 2019, VLSI filed a case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. asserting one patent against certain Intel core processors. The court held a trial hearing in December 2020, where VLSI requested expenses (RMB 300 thousand) and an injunction. In December 2022, we filed a petition to invalidate the patent at issue. The court held a second trial hearing in May 2022, and in October 2023, issued a decision finding no infringement and dismissing all claims.
We have accrued a charge of approximately $2.2 billion related to the VLSI litigation. While we dispute VLSI’s claims and intend to vigorously defend against them, we are unable to make a reasonable estimate of losses in excess of recorded amounts given recent developments and future proceedings.
R2 Semiconductor Patent Litigation
In November 2022, R2 Semiconductor, Inc. (R2) filed a lawsuit in the High Court of Justice in the UK against Intel Corporation (UK) Limited and Intel Corporation, and a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH and certain Intel customers. R2 asserts one European patent is infringed by Intel’s Ice Lake, Tiger Lake, Alder Lake and Ice Lake Server (Xeon) processors, and customer servers and laptops that contain those processors. R2 seeks an injunction in both actions prohibiting the sale and requiring the recall of the alleged infringing products. Intel is indemnifying its customers in the German lawsuit.

Financial Statements	Notes to Financial Statements	21

Intel disputes R2’s claims and intends to defend the lawsuits vigorously. In December 2022, Intel responded in the UK action that the asserted patent is not infringed and that the patent is invalid. In April 2023, defendants filed statements of defense in the German action that the asserted patent is not infringed and that an injunction would be a disproportionate remedy. In May 2023, defendants also filed a nullity action in the German Federal Patent Court on the ground that the asserted patent is invalid.
Trial is scheduled for December 2023 in the Dusseldorf Regional Court, and for April 2024 in the UK High Court of Justice. If defendants lose at trial in Germany, the Dusseldorf Regional Court could impose an injunction and recall order prohibiting sales of the accused products in Germany which could take effect immediately and remain in place unless overturned on appeal, or unless the patent is invalidated by the German Federal Patent Court. Given the procedural posture and the nature of these cases, including that there are significant factual and legal issues to be resolved and that uncertainty exists as to the scope of an injunction, if any, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these lawsuits.

Financial Statements	Notes to Financial Statements	22

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition
5G	The fifth-generation mobile network, which brings dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
AI	Artificial intelligence
ASP	Average selling price
AXG	Advanced Computing and Graphics operating segment
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EPS	Earnings per share
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended September 30, 2023
FPGA	Field-programmable gate array
IDM	Integrated device manufacturer, a semiconductor company that both designs and builds chips
IDM 2.0	Evolution of our IDM model that combines our internal factory network, strategic use of foundry capacity and our IFS business to position us to drive technology and product leadership
IFS	Intel Foundry Services operating segment
IP	Intellectual property
IPO	Initial public offering
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
nm	Nanometer
R&D	Research and development
RSU	Restricted stock unit
SEC	US Securities and Exchange Commission
SoC	A system on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. In our DCAI and NEX businesses, we offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
Tower	Tower Semiconductor Ltd
US	United States
US GAAP	US Generally Accepted Accounting Principles
VIE	Variable interest entity
VLSI	VLSI Technology LLC

Financial Statements	Notes to Financial Statements	23

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

Revenue Summary

Q3 2023 vs. Q3 2022
▪Notebook revenue was $4.5 billion, up $95 million from Q3 2022. Notebook volume increased 8% in Q3 2023 as customer inventory levels began to normalize. Notebook ASPs decreased 5% in Q3 2023 due to a higher mix of small core products attributable to relative strength in the education market combined with a higher mix of older generation products.
▪Desktop revenue was $2.8 billion, down $469 million from Q3 2022. Desktop volume decreased 19% in Q3 2023 due to lower demand across business market segments. Desktop ASPs increased 6% in Q3 2023 due to an increased mix of product sales to the commercial and gaming market segments.
▪Other revenue was $611 million, up $113 million from Q3 2022, primarily driven by higher wireless and connectivity product sales as a result of higher notebook volume.

YTD 2023 vs YTD 2022
▪Notebook revenue was $11.8 billion, down $3.3 billion from YTD 2022. Notebook volume decreased 16% in YTD 2023 due to lower demand and due to customers tempering purchases to reduce inventories in the first half of 2023. Notebook ASPs decreased 7% in YTD 2023 due to relative strength in the education market segment resulting in a higher mix of small core products combined with a higher mix of older generation products.
▪Desktop revenue was $7.0 billion, down $1.2 billion from YTD 2022. Desktop volume decreased 21% in YTD 2023, driven by lower demand across business market segments and due to customers tempering purchases to reduce existing inventories. Desktop ASPs increased 8% in YTD 2023 due to an increased mix of product sales to the commercial and gaming market segments.
▪Other revenue was $1.6 billion, down $252 million from YTD 2022, primarily driven by lower wireless and connectivity product sales as a result of lower notebook volumes.

MD&A	24

Operating Income Summary
Operating income increased 43% from Q3 2022, with an operating margin of 26%.
Operating income decreased 28% from YTD 2022, with an operating margin of 18%.

(In Millions)
$2,073	Q3 2023 CCG Operating Income
562	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken in Q3 2023
352	Lower operating expenses driven by various cost-cutting measures
(304)	Lower product margin primarily from lower desktop revenue
16	Other
$1,447	Q3 2022 CCG Operating Income

$3,632	YTD 2023 CCG Operating Income
(3,141)	Lower product margin primarily from lower notebook and desktop revenue
(385)	Higher unit cost primarily from increased mix of Intel 7 products
(226)	Higher period charges related to excess capacity charges
980	Lower operating expenses driven by various cost-cutting measures
974	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken in 2023
385	Lower period charges primarily driven by a decrease in product ramp costs
$5,045	YTD 2022 CCG Operating Income

MD&A	25

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

Revenue Summary

Q3 2023 vs. Q3 2022
Revenue was $3.8 billion, down $441 million from Q3 2022, driven by a decrease in server revenue. Server volume decreased 35% in Q3 2023, due to lower demand in a softening CPU data center market. Server ASPs increased 38% primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products.

YTD 2023 vs YTD 2022
Revenue was $11.5 billion, down $3.5 billion from YTD 2022, driven by a decrease in server revenue. Server volume decreased 41% in YTD 2023, due to lower demand in a softening CPU data center market. Server ASPs increased 17% primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products. The decrease in server revenue was partially offset by an increase in revenue from the FPGA product line.

MD&A	26

Operating Income (Loss) Summary
We had operating income of $71 million in Q3 2023, compared to an operating loss of $139 million in Q3 2022
We had an operating loss of $608 million in YTD 2023, compared to operating income of $1.2 billion in YTD 2022.

(In Millions)
$71	Q3 2023 DCAI Operating Income (Loss)
405	Lower operating expenses driven by various cost-cutting measures
180	Lower period charges primarily driven by a decrease in product ramp costs
(299)	Higher server unit cost primarily from increased mix of Intel 7 products
(76)	Other
$(139)	Q3 2022 DCAI Operating Income (Loss)

$(608)	YTD 2023 DCAI Operating Income (Loss)
(2,437)	Lower product margin due to lower server revenue, partially offset by an increase in product margin due to higher FPGA product line revenue
(849)	Higher server unit cost primarily from increased mix of Intel 7 products
(279)	Higher period charges related to excess capacity charges
990	Lower operating expenses driven by various cost-cutting measures
500	Lower period charges primarily driven by a decrease in product ramp costs
293	Lower period charges driven by the sell-through of previously reserved inventory
$1,174	YTD 2022 DCAI Operating Income (Loss)

MD&A	27

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

Revenue Summary

Q3 2023 vs. Q3 2022 and YTD 2023 vs. YTD 2022
Q3 2023 revenue was $1.5 billion, down $683 million from Q3 2022, and YTD 2023 revenue was $4.3 billion, down $2.2 billion from YTD 2022, as customers tempered purchases to reduce inventories and adjust to a lower demand environment across product lines.

Operating Income (Loss) Summary
Operating income decreased 91% from Q3 2022, with an operating margin of 1%.
We had an operating loss of $470 million in YTD 2023, compared to operating income of $907 million in YTD 2022.

(In Millions)
$17	Q3 2023 NEX Operating Income (Loss)
(467)	Lower product margin driven by lower revenue across NEX product lines
249	Lower operating expenses driven by various cost-cutting measures
38	Other
$197	Q3 2022 NEX Operating Income (Loss)

$(470)	YTD 2023 NEX Operating Income (Loss)
(1,541)	Lower product margin driven by lower revenue across NEX product lines
(160)	Higher period charges driven by inventory reserves taken in 2023
368	Lower operating expenses driven by various cost-cutting measures
(44)	Other
$907	YTD 2022 NEX Operating Income (Loss)

MD&A	28

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

Revenue and Operating Income Summary

Q3 2023 vs. Q3 2022
Revenue was $530 million, up $80 million from Q3 2022 and operating income was $170 million, up $28 million from Q3 2022 primarily driven by higher demand for EyeQ® products.

YTD 2023 vs. YTD 2022
Revenue was $1.4 billion, up $138 million from YTD 2022 primarily driven by higher demand for EyeQ® products. Operating income was $422 million, down $58 million from YTD 2022, primarily due to increased investments in leadership products.

MD&A	29

Intel Foundry Services
As the first Open System Foundry, we offer customers differentiated full stack solutions created from the best of Intel and the foundry industry ecosystem, delivered from a secure and sustainable source of supply with an array of flexible business models to enable customers to lead in their industry. In addition to a world-class foundry offering enabled by a rich ecosystem, customers have access to our expertise and technologies, including cores, accelerators, and advanced packaging such as Embedded Multi-die Interconnect Bridge (EMIB). Our early customers and strategic partners include traditional fabless customers, cloud service providers, automotive customers, and military, aerospace, and defense firms. We also offer mask-making equipment for advanced lithography used by many of the world’s leading-edge foundries.

IFS Revenue $B	IFS Operating Loss $B

Revenue and Operating Loss Summary

Q3 2023 vs. Q3 2022
Revenue was $311 million, up $233 million from Q3 2022 driven by higher packaging revenue and multi-beam mask writer tool sales. We had an operating loss of $86 million, compared to an operating loss of $90 million in Q3 2022.

YTD 2023 vs. YTD 2022
Revenue was $661 million, up $370 million from YTD 2022 driven by higher packaging revenue. We had an operating loss of $369 million, compared to an operating loss of $247 million in YTD 2022, primarily due to increased spending to drive strategic growth.

MD&A	30

Consolidated Condensed Results of Operations

	Three Months Ended				Nine Months Ended
	Q3 2023		Q3 2022		YTD 2023		YTD 2022
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$14,158	100.0%	$15,338	100.0%	$38,822	100.0%	$49,012	100.0%
Cost of sales	8,140	57.5%	8,803	57.4%	24,158	62.2%	27,646	56.4%
Gross margin	6,018	42.5%	6,535	42.6%	14,664	37.8%	21,366	43.6%
Research and development	3,870	27.3%	4,302	28.0%	12,059	31.1%	13,064	26.7%
Marketing, general, and administrative	1,340	9.5%	1,744	11.4%	4,017	10.3%	5,296	10.8%
Restructuring and other charges	816	5.8%	664	4.3%	1,080	2.8%	(460)	(0.9)%
Operating income (loss)	(8)	(0.1)%	(175)	(1.1)%	(2,492)	(6.4)%	3,466	7.1%
Gains (losses) on equity investments, net	(191)	(1.3)%	(151)	(1.0)%	(46)	(0.1)%	4,082	8.3%
Interest and other, net	147	1.0%	138	0.9%	512	1.3%	1,016	2.1%
Income (loss) before taxes	(52)	(0.4)%	(188)	(1.2)%	(2,026)	(5.2)%	8,564	17.5%
Provision for (benefit from) taxes	(362)	(2.6)%	(1,207)	(7.9)%	(1,041)	(2.7)%	(114)	(0.2)%
Net income (loss)	310	2.2%	1,019	6.6%	(985)	(2.5)%	8,678	17.7%
Less: Net income (loss) attributable to non-controlling interests	13	0.1%	—	—%	(5)	—%	—	—%
Net income (loss) attributable to Intel	$297	2.1%	$1,019	6.6%	$(980)	(2.5)%	$8,678	17.7%

Earnings (loss) per share attributable to Intel—diluted	$0.07		$0.25		$(0.23)		$2.10

MD&A	31

Revenue

Segment Revenue Walk $B
Q3 2023 vs. Q3 2022
Our Q3 2023 revenue was $14.2 billion, down $1.2 billion or 8% from Q3 2022. CCG revenue decreased 3% from Q3 2022 primarily due to lower desktop volume driven by lower demand across business market segments and lower notebook ASPs due to a higher mix of small core products attributable to relative strength in the education market combined with a higher mix of older generation products. These decreases were partially offset by higher notebook volume as customer inventory levels began to normalize and higher desktop ASPs due to an increased mix of product sales to the commercial and gaming market segments. DCAI revenue decreased 10% from Q3 2022 due to lower server volume resulting from a softening CPU data center market, partially offset by higher server ASPs from a lower mix of hyperscale customer-related revenue and a higher mix of high core count products. NEX revenue decreased 32% as customers tempered purchases to reduce inventories and adjust to a lower demand environment across product lines.
YTD 2023 vs. YTD 2022
Our YTD 2023 revenue was $38.8 billion, down $10.2 billion or 21% from YTD 2022. CCG revenue decreased 19% from YTD 2022 primarily due to lower notebook and desktop volume due to lower demand and from customers tempering purchases to reduce inventories in the first half of 2023. Notebook ASPs decreased due to the relative strength in the education market segment resulting in a higher mix of small core products combined with a higher mix of older generation products, and were partially offset by higher desktop ASPs due to an increased mix of product sales to the commercial and gaming market segments. DCAI revenue decreased 23% from YTD 2022 due to lower server volume resulting from a softening CPU data center market, which was partially offset by higher server ASPs from a lower mix of hyperscale customer-related revenue and a higher mix of high core count products and an increase in revenue from the FPGA product line. NEX revenue decreased 34% from YTD 2022 as customers tempered purchases to reduce existing inventories and adjust to a lower demand environment across product lines.

MD&A	32

Gross Margin
We derived most of our overall gross margin in Q3 2023, and most of our gross margin in YTD 2023, from the sale of products in the CCG and DCAI operating segments. Our overall gross margin dollars in Q3 2023 decreased by $517 million, or 8% compared to Q3 2022, and YTD 2023 decreased by $6.7 billion, or 31% compared to YTD 2022.

Gross Margin $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$6,018	Q3 2023 Gross Margin
(467)	Lower product margin driven by lower revenue across NEX product lines
(304)	Lower product margin primarily from lower desktop revenue
(299)	Higher server unit cost primarily from increased mix of Intel 7 products
592	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken in Q3 2023
180	Lower period charges primarily driven by a decrease in product ramp costs
(219)	Other
$6,535	Q3 2022 Gross Margin

$14,664	YTD 2023 Gross Margin
(3,141)	Lower product margin primarily from lower notebook and desktop revenue
(2,437)	Lower product margin due to lower server revenue, partially offset by an increase in product margin due to higher FPGA product line revenue
(1,541)	Lower product margin driven by lower revenue across NEX product lines
(1,234)	Higher unit cost primarily from increased mix of Intel 7 products
(638)	Higher period charges related to excess capacity charges
1,107	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken in 2023
885	Lower period charges primarily driven by a decrease in product ramp costs
559	Absence of the Optane inventory impairment charge taken in 2022 related to the wind down of our Intel Optane memory business
205	Absence of corporate charges from a patent settlement in 2022
(467)	Other
$21,366	YTD 2022 Gross Margin

MD&A	33

Effective January 2023, we increased the estimated useful life of certain production machinery and equipment from 5 years to 8 years. When compared to the estimated useful life in place as of the end of 2022, we expect total depreciation expense in 2023 to be reduced by $4.2 billion. We expect this change will result in an approximately $2.5 billion increase to gross margin, a $400 million decrease in R&D expenses, and a $1.3 billion decrease in ending inventory values. These estimates are based on the assets in use and under construction as of the beginning of 2023 and are calculated at that point in time. Because most of the depreciation expense associated with this useful life change is included in overhead cost pools and is combined with other costs and other depreciation expense from assets placed into service after this calculation was performed, for which such costs are subsequently absorbed into inventory as each product passes through our manufacturing process, the actual amount of impact from the useful life change that is included in our 2023 operating results and financial position is impractical to individually and specifically quantify on a year-over-year basis.
Operating Expenses
Total R&D and MG&A expenses for Q3 2023 were $5.2 billion, down 14% from Q3 2022, and $16.1 billion for YTD 2023, down 12% from YTD 2022. These expenses represent 36.8% of revenue for Q3 2023 and 39.4% of revenue for Q3 2022, and 41.4% of revenue for YTD 2023 and 37.5% of revenue for YTD 2022. In support of our strategy, described in our 2022 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. This requires continued investments in R&D and focused efforts to attract and retain talent. We have implemented certain cost-cutting measures while we continue to improve our product execution.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q3 2023 vs. Q3 2022

R&D decreased by $432 million, or 10%, driven by the following:

-	The effects of various cost-cutting measures
+	Higher incentive-based cash compensation
YTD 2023 vs. YTD 2022

R&D decreased by $1.0 billion, or 8%, driven by the following:

-	The effects of various cost-cutting measures, partially offset by increased corporate spending to drive strategic growth
+	Higher incentive-based cash compensation

Marketing, General, and Administrative
Q3 2023 vs. Q3 2022 and YTD 2023 vs. YTD 2022

Q3 2023 MG&A decreased by $404 million, or 23% and YTD 2023 MG&A decreased by $1.3 billion, or 24% driven by the following:

-	Lower corporate spending as a result of various cost-cutting measures
+	Higher incentive-based cash compensation

MD&A	34

Restructuring and Other Charges

(In Millions)	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Employee severance and benefit arrangements	$59	$607	$191	$650
Litigation charges and other	757	4	854	(1,199)
Asset impairment charges	—	53	35	89
Total restructuring and other charges	$816	$664	$1,080	$(460)
The 2022 Restructuring Program was approved in Q3 2022 to rebalance our workforce and operations to create efficiencies and improve our product execution in alignment with our strategy. In YTD 2023, activity related to the 2022 Restructuring Program substantially related to cash settlement of previously accrued employee severance and benefit arrangements as well as additional actions in Q2 and Q3 of 2023. We expect actions pursuant to the 2022 Restructuring Program to be substantially completed by the end of 2023, but this is subject to change. We expect that our 2022 Restructuring Plan, in conjunction with other initiatives, will reduce our cost structure and allow us to reinvest certain of these cost savings in resources and capacity to develop, manufacture, market, sell, and deliver our products in furtherance of our strategy. The cumulative cost of the 2022 Restructuring Program as of September 30, 2023 was $1.2 billion.
Litigation charges and other includes a $401 million charge in Q3 2023 for an EC-imposed fine. In 2009 we recorded and paid an EC fine that was subsequently annulled, resulting in a benefit of $1.2 billion in YTD 2022.
Also in Q3 2023, we mutually agreed with Tower to terminate the acquisition agreement that was entered into during Q1 2022 and, as a result, we paid a $353 million termination fee to Tower in accordance with the terms of the agreement, which was included in Litigation charges and other.
Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Ongoing mark-to-market adjustments on marketable equity securities	$(267)	$(244)	$(164)	$(883)
Observable price adjustments on non-marketable equity securities	7	67	17	273
Impairment charges	(53)	(45)	(127)	(112)
Sale of equity investments and other	122	71	228	4,804
Total gains (losses) on equity investments, net	$(191)	$(151)	$(46)	$4,082
Interest and other, net	$147	$138	$512	$1,016
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
Interest and other, net
In YTD 2022, we recognized a gain of $1.0 billion from the first closing of the divestiture of our NAND memory business.

MD&A	35

Provision for (Benefit from) Taxes

(In Millions)	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Income (loss) before taxes	$(52)	$(188)	$(2,026)	$8,564
Provision for (benefit from) taxes	$(362)	$(1,207)	$(1,041)	$(114)
Effective tax rate	696.2%	642.0%	51.4%	(1.3)%
In Q3 2023, we recognized a benefit for taxes as we applied our year-to-date actual effective tax rate to our year-to-date measure of ordinary income (loss) before taxes, which reflects our jurisdictional mix of ordinary income and losses. Our effective tax rate increased in YTD 2023 compared to YTD 2022, due to the application of our actual YTD effective tax rate, and our jurisdictional mix of ordinary income and losses.
Our provision for, or benefit from, income taxes for an interim period has historically been determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, we use the actual effective tax rate for the year-to-date period. In YTD 2023, we used this approach due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

MD&A	36

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Sep 30, 2023	Dec 31, 2022
Cash and cash equivalents	$7,621	$11,144
Short-term investments	17,409	17,194
Loans receivable and other	58	463
Total cash and investments[1]	$25,088	$28,801
Total debt	$48,879	$42,051

1 See "Non-GAAP Financial Measures" within MD&A.

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and our total cash and investments1 as shown in the preceding table, are our primary sources of liquidity for funding our strategic business requirements. These sources are further supplemented by the company's committed credit facilities and other borrowing capacity. Other sources of liquidity in 2023 include $1.1 billion from partner contributions, net proceeds of $1.6 billion from a secondary offering of Mobileye Class A common stock, and cash proceeds of $849 million from the sale of an approximate 20% minority stake in our IMS business to Bain. Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; working capital requirements; and potential and pending acquisitions, strategic investments, and dividends. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology.
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
In October 2023 our Board of Directors declared a quarterly dividend of $0.125 per share on the company’s common stock, which will be payable on December 1, 2023, to shareholders of record as of November 7, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.
In the first quarter of 2023, we issued a total of $11.0 billion aggregate principal amount of senior notes for general corporate purposes, including, but not limited to, refinancing of outstanding debt and funding for working capital and capital expenditures. We also amended both our 5-year $5.0 billion revolving credit facility agreement, extending the maturity date by one year to March 2028, and our 364-day $5.0 billion credit facility agreement, extending the maturity date to March 2024. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of September 30, 2023, we had no outstanding commercial paper or borrowings on the revolving credit facilities.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments and financing receivables were in investment-grade securities.

Cash from Operations $B	Capital Expenditures $B	Dividends $B

MD&A	37

	Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022
Net cash provided by operating activities	$6,847	$7,730
Net cash used for investing activities	(18,723)	(6,990)
Net cash provided by (used for) financing activities	8,353	(1,038)
Net increase (decrease) in cash and cash equivalents	$(3,523)	$(298)
Operating Activities
Operating cash flows consist of net income adjusted for certain non-cash items and changes in certain assets and liabilities.
The decrease in cash provided by operations in the first nine months of 2023 was primarily driven by our net operating loss in comparison to our net operating income for the first nine months of 2022, partially offset by favorable changes in working capital and certain other adjustments, net.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from divestitures.
Cash used for investing activities was higher in the first nine months of 2023 compared to the first nine months of 2022, primarily due to the absence of proceeds from the divestiture of our NAND business and proceeds for our remaining share of McAfee, both of which occurred in the first nine months of 2022; as well as higher purchases of short-term investments, net of maturities and sales. These unfavorable cash impacts during the first nine months of 2023 were partially offset by lower investment activity in other investments and acquisitions during the first nine months of 2023.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from partner contributions and equity-related issuances.
Cash provided by financing activities in the first nine months of 2023 compared to cash used for financing activities in the first nine months of 2022. This was primarily due to net proceeds from our debt issuance, net of debt and commercial paper repayments, proceeds from sales of subsidiary shares, proceeds from partner contributions and reduced dividend payments in the first nine months of 2023.

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
Our non-GAAP financial measures reflect adjustments based on one or more of the following items, as well as the related income tax effects. Beginning in 2023, income tax effects are calculated using a fixed long-term projected tax rate of 13% across all adjustments. We project this long-term non-GAAP tax rate on an annual basis using a five-year non-GAAP financial projection that excludes the income tax effects of each adjustment. The projected non-GAAP tax rate also considers factors such as our tax structure, our tax positions in various jurisdictions, and key legislation in significant jurisdictions where we operate. This long-term non-GAAP tax rate may be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix, or changes to our strategy or business operations. Management uses this non-GAAP tax rate in managing internal short- and long-term operating plans and in evaluating our performance; we believe this approach facilitates comparison of our operating results and provides useful evaluation of our current operating performance. Prior-period non-GAAP financial measures have been retroactively adjusted to reflect this updated approach.
Our non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations from these results should be carefully evaluated.

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our US GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Share-based compensation	Share-based compensation consists of charges related to our employee equity incentive plans.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these adjustments provide better comparability to peer company results and because these charges are not viewed by management as part of our core operating performance. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends, including in comparison to other peer companies.
Restructuring and other charges	Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges may include periodic goodwill and asset impairments, certain pension charges, and costs associated with restructuring activity. Q3 2023 includes an EC-imposed fine and a fee related to the termination of our agreement to acquire Tower.	We exclude restructuring and other charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
(Gains) losses on equity investments, net	(Gains) losses on equity investments, net consists of ongoing mark-to-market adjustments on marketable equity securities, observable price adjustments on non-marketable equity securities, related impairment charges, and the sale of equity investments and other.	We exclude these non-operating gains and losses for purposes of calculating certain non-GAAP measures because it provides better comparability between periods. The exclusion reflects how management evaluates the core operations of the business.

MD&A	39

Gains (losses) from divestiture	Gains (losses) are recognized at the close of a divestiture, or over a specified deferral period when deferred consideration is received at the time of closing. Based on our ongoing obligation under the NAND wafer manufacturing and sale agreement entered into in connection with the first closing of the sale of our NAND memory business on December 29, 2021, a portion of the initial closing consideration was deferred and will be recognized between first and second closing.	We exclude gains or losses resulting from divestitures for purposes of calculating certain non-GAAP measures because they do not reflect our current operating performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Adjusted free cash flow	We reference a non-GAAP financial measure of adjusted free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Adjusted free cash flow is operating cash flow adjusted for (1) additions to property, plant, and equipment, net of proceeds from capital grants and partner contributions, (2) payments on finance leases, and (3) proceeds from the McAfee equity sale.
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

Total cash and investments	Total cash and investments is used by management when assessing our sources of liquidity, which include cash and cash equivalents, short-term investments, and loans receivable and other.	This non-GAAP measure is helpful in understanding our capital resources and liquidity position.

Following are the reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	Sep 30, 2023	Oct 1, 2022
Gross margin percentage	42.5%	42.6%
Acquisition-related adjustments	2.1%	2.2%
Share-based compensation	1.2%	1.1%
Non-GAAP gross margin percentage	45.8%	45.9%

Earnings (loss) per share attributable to Intel—diluted	$0.07	$0.25
Acquisition-related adjustments	0.08	0.09
Share-based compensation	0.18	0.19
Restructuring and other charges	0.19	0.16
(Gains) losses on equity investments, net	0.05	0.03
(Gains) losses from divestiture	(0.01)	(0.01)
Adjustments attributable to non-controlling interest	—	—
Income tax effects	(0.15)	(0.34)
Non-GAAP earnings (loss) per share attributable to Intel—diluted	$0.41	$0.37

	Nine Months Ended
(In Millions)	Sep 30, 2023	Oct 1, 2022
Net cash provided by (used for) operating activities	$6,847	$7,730
Net additions to property, plant, and equipment	(17,299)	(19,089)
Payments on finance leases	(96)	(341)
Sale of equity investment	—	4,561
Adjusted free cash flow	$(10,548)	$(7,139)

Net cash used for investing activities	$(18,723)	$(6,990)
Net cash provided by (used for) financing activities	$8,353	$(1,038)

MD&A	40

Other Key Information

Form 8-K Disclosable Events
On October 23, 2023, a corrected copy of the Third Restated Certificate of Incorporation of Intel Corporation was filed with the Secretary of State of the State of Delaware.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending September 30, 2023. As of September 30, 2023, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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

Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2023, no such plans or arrangements were adopted or terminated, including by modification.
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

Other Key Information	42

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023					X
3.2	Intel Corporation Bylaws, as amended and restated on March 10, 2021	8-K	000-06217	3.2	3/16/2021
10.1†	Intel Corporation 2006 Equity Incentive Plan, as amended and restated effective May 11, 2023	S-8	000-06217	99.1	9/26/2023
10.2†	Offer Letter between Intel Corporation and Sandra L. Rivera dated October 2, 2023	8-K	000-06217	10.1	10/05/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	43

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 4 - 23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 37 - 38
	Results of operations	Pages 3, 24 - 36
	Critical accounting estimates	Page 24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 41
Item 4.	Controls and Procedures	Page 41

Part II - Other Information
Item 1.	Legal Proceedings	Pages 19 - 21
Item 1A.	Risk Factors	Page 41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 41
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Form 8-K Disclosable Events	Page 41
	Rule 10b5-1 Trading Arrangements	Page 42
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 42
Item 6.	Exhibits	Page 43

Signatures		Page 45

Other Key Information	44

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 26, 2023	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	October 26, 2023	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

45