Form 10-Q
period 2024-03-30
INTEL CORP
filed 2024-04-26
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 19, 2024, the registrant had outstanding 4,257 million shares of common stock.

Organization of Our Form 10-Q
The order and presentation of content in our Form 10-Q differs from the traditional SEC Form 10-Q format. Our format is designed to improve readability and better present how we organize and manage our business. See "Form 10-Q Cross-Reference Index" within Risk Factors and Other Key Information for a cross-reference index to the traditional SEC Form 10-Q format.
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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate", "achieve", "aim", "ambitions", "anticipate", "believe", "committed", "continue", "could", "designed", "estimate", "expect", "forecast", "future", "goals", "grow", "guidance", "intend", "likely", "may", "might", "milestones", "next generation", "objective", "on track", "opportunity", "outlook", "pending", "plan", "position", "possible", "potential", "predict", "progress", "ramp", "roadmap", "seek", "should", "strive", "targets", "to be", "upcoming", "will", "would", and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
•our business plans and strategy and anticipated benefits therefrom, including with respect to our IDM 2.0 strategy, Smart Capital strategy, partnership with Brookfield, internal foundry model, updated reporting structure, and AI strategy;
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
•expected completion and impacts of restructuring activities and cost-saving or efficiency initiatives;
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
•changes in demand for our products;
•macroeconomic conditions and geopolitical tensions and conflicts, including geopolitical and trade tensions between the US and China, the impacts of Russia's war on Ukraine, tensions and conflict affecting Israel and the Middle East, and rising tensions between mainland China and Taiwan;
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
•our initiatives and new legal requirements with respect to corporate responsibility matters; and
•other risks and uncertainties described in this report, our 2023 Form 10-K and our other filings with the SEC.

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
Intel, the Intel logo, Intel Core, and Altera are trademarks of Intel Corporation or its subsidiaries in the US and/or other countries.
* Other names and brands may be claimed as the property of others.

2

A Quarter in Review

Total revenue of $12.7 billion was up $1.0 billion or 9% from Q1 2023, as CCG revenue increased 31%, DCAI revenue increased 5%, and NEX revenue decreased 8%. CCG revenue increased primarily due to higher notebook and desktop volumes as customer inventory levels normalized compared to higher levels in Q1 2023. DCAI revenue increased due to higher server ASPs primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products, partially offset by lower server volume due to lower demand in a competitive environment and a higher mix of high core count products. NEX revenue decreased primarily due to 5G customers tempering purchases to reduce existing inventories, partially offset by higher Edge and Network revenue. Altera, an Intel Company (previously Intel's Programmable Solutions Group) and Mobileye revenue decreased as customers tempered purchases to reduce existing inventories.

Revenue	Gross Margin	Diluted EPS attributable to Intel	Cash Flows
■ GAAP $B	■ GAAP ■ Non-GAAP	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Adjusted Free Cash Flow $B

$12.7B	41.0%	45.1%	$(0.09)	$0.18	$(1.2)B	$(6.2)B
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue up $1.0B or 9% from Q1 2023	Gross margin up 6.8 ppts from Q1 2023	Gross margin up 6.7 ppts from Q1 2023	Diluted EPS attributable to Intel up $0.57 or 86% from Q1 2023	Diluted EPS attributable to Intel up $0.22 from Q1 2023	Operating cash flow up $0.6B or 31% from Q1 2023	Adjusted free cash flow up $2.6B or 30% from Q1 2023

Higher CCG revenue.	Higher GAAP gross margin from higher revenue and lower period charges, partially offset by higher unit cost.		Higher GAAP EPS attributable to Intel from higher gross margin and a tax benefit compared to a tax expense in Q1 2023, partially offset by higher operating expenses.		Lower cash used for operating activities driven primarily by a reduced net operating loss, partially offset by certain cash unfavorable changes in working capital.
Key Developments
▪We launched Intel Foundry as a more sustainable systems foundry business designed for the AI era and announced an expanded process roadmap, which includes evolutions for Intel 3, Intel 18A, and Intel 14A process technologies.
▪The U.S. Department of Commerce has proposed up to $8.5 billion in direct funding and to make up to $11.0 billion in loans available under the CHIPS and Science Act to help advance our manufacturing and research and development projects at sites in Arizona, New Mexico, Ohio, and Oregon.
▪We launched Altera® as a new standalone FPGA company, in order to deliver programmable solutions and accessible AI across a broad range of applications in the cloud, network, and edge markets.
▪We opened Fab 9 in New Mexico, producing the world's most advanced packaging solutions at scale.

1 See "Non-GAAP Financial Measures" within MD&A.

A Quarter in Review	3

Consolidated Condensed Statements of Income

	Three Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Mar 30, 2024	Apr 1, 2023
Net revenue	$12,724	$11,715
Cost of sales	7,507	7,707
Gross margin	5,217	4,008
Research and development	4,382	4,109
Marketing, general, and administrative	1,556	1,303
Restructuring and other charges	348	64
Operating expenses	6,286	5,476
Operating income (loss)	(1,069)	(1,468)
Gains (losses) on equity investments, net	205	169
Interest and other, net	145	141
Income (loss) before taxes	(719)	(1,158)
Provision for (benefit from) taxes	(282)	1,610
Net income (loss)	(437)	(2,768)
Less: Net income (loss) attributable to non-controlling interests	(56)	(10)
Net income (loss) attributable to Intel	$(381)	$(2,758)
Earnings (loss) per share attributable to Intel—basic	$(0.09)	$(0.66)
Earnings (loss) per share attributable to Intel—diluted	$(0.09)	$(0.66)
Weighted average shares of common stock outstanding:
Basic	4,242	4,154
Diluted	4,242	4,154

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	4

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended
(In Millions; Unaudited)	Mar 30, 2024	Apr 1, 2023
Net income (loss)	$(437)	$(2,768)
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	(328)	142
Actuarial valuation and other pension benefits (expenses), net	—	1
Translation adjustments and other	1	—
Other comprehensive income (loss)	(327)	143
Total comprehensive income (loss)	(764)	(2,625)
Less: comprehensive income (loss) attributable to non-controlling interests	(56)	(10)
Total comprehensive income (loss) attributable to Intel	$(708)	$(2,615)
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	5

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Mar 30, 2024	Dec 30, 2023
Assets
Current assets:
Cash and cash equivalents	$6,923	$7,079
Short-term investments	14,388	17,955
Accounts receivable, net	3,323	3,402
Inventories	11,494	11,127
Other current assets	6,480	3,706
Total current assets	42,608	43,269

Property, plant, and equipment, net of accumulated depreciation of $99,315 ($98,010 as of December 30, 2023)	99,924	96,647
Equity investments	6,139	5,829
Goodwill	27,440	27,591
Identified intangible assets, net	4,675	4,589
Other long-term assets	11,947	13,647
Total assets	$192,733	$191,572

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$4,581	$2,288
Accounts payable	8,559	8,578
Accrued compensation and benefits	2,506	3,655
Income taxes payable	346	1,107
Other accrued liabilities	11,221	12,425
Total current liabilities	27,213	28,053

Debt	47,869	46,978
Other long-term liabilities	6,895	6,576
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,257 issued and outstanding (4,228 issued and outstanding as of December 30, 2023)	38,291	36,649
Accumulated other comprehensive income (loss)	(542)	(215)
Retained earnings	68,224	69,156
Total Intel stockholders' equity	105,973	105,590
Non-controlling interests	4,783	4,375
Total stockholders' equity	110,756	109,965
Total liabilities and stockholders’ equity	$192,733	$191,572

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	6

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
(In Millions; Unaudited)	Mar 30, 2024	Apr 1, 2023
Cash and cash equivalents, beginning of period	$7,079	$11,144
Cash flows provided by (used for) operating activities:
Net income (loss)	(437)	(2,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,200	1,901
Share-based compensation	1,179	739
Restructuring and other charges	348	55
Amortization of intangibles	351	465
(Gains) losses on equity investments, net	(208)	(167)
Changes in assets and liabilities:
Accounts receivable	80	286
Inventories	(366)	231
Accounts payable	(386)	(771)
Accrued compensation and benefits	(1,289)	(1,560)
Income taxes	(591)	1,344
Other assets and liabilities	(2,104)	(1,540)
Total adjustments	(786)	983
Net cash provided by (used for) operating activities	(1,223)	(1,785)
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(5,970)	(7,413)
Proceeds from capital-related government incentives	592	—
Purchases of short-term investments	(6,460)	(16,132)
Maturities and sales of short-term investments	9,598	14,173
Other investing	(323)	851
Net cash provided by (used for) investing activities	(2,563)	(8,521)
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	793	—
Repayment of commercial paper	—	(2,930)
Payments on finance leases	—	(15)
Partner contributions	423	449
Issuance of long-term debt, net of issuance costs	2,537	10,968
Proceeds from sales of common stock through employee equity incentive plans	626	659
Payment of dividends to stockholders	(529)	(1,512)
Other financing	(220)	(225)
Net cash provided by (used for) financing activities	3,630	7,394
Net increase (decrease) in cash and cash equivalents	(156)	(2,912)
Cash and cash equivalents, end of period	$6,923	$8,232

Supplemental disclosures:
Acquisition of property, plant, and equipment included in accounts payable and accrued liabilities	$5,167	$4,711
Cash paid during the period for:
Interest, net of capitalized interest	$540	$239
Income taxes, net of refunds	$315	$267

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	7

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Shares	Amount
Three Months Ended

Balance as of December 30, 2023	4,228	$36,649	$(215)	$69,156	$4,375	$109,965
Net income (loss)	—	—	—	(381)	(56)	(437)
Other comprehensive income (loss)	—	—	(327)	—	—	(327)
Net proceeds from partner contributions	—	—	—	—	423	423
Employee equity incentive plans and other	32	626	—	—	—	626
Share-based compensation	—	1,138	—	—	41	1,179
Restricted stock unit withholdings	(3)	(122)	—	(22)	—	(144)
Cash dividends declared ($0.13 per share of common stock)	—	—	—	(529)	—	(529)
Balance as of March 30, 2024	4,257	$38,291	$(542)	$68,224	$4,783	$110,756

Balance as of December 31, 2022	4,137	$31,580	$(562)	$70,405	$1,863	$103,286
Net income (loss)	—	—	—	(2,758)	(10)	(2,768)
Other comprehensive income (loss)	—	—	143	—	—	143
Net proceeds from partner contributions	—	—	—	—	449	449
Employee equity incentive plans and other	36	659	—	—	—	659
Share-based compensation	—	697	—	—	42	739
Restricted stock unit withholdings	(2)	(107)	—	38	—	(69)
Cash dividends declared ($0.49 per share of common stock)	—	—	—	(2,036)	—	(2,036)
Balance as of April 1, 2023	4,171	$32,829	$(419)	$65,649	$2,344	$100,403

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	8

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with US GAAP, consistent in all material respects with those applied in our 2023 Form 10-K.
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2023 Form 10-K where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates.

Note 2 :	Operating Segments
We previously announced the implementation of our internal foundry operating model, which took effect in the first quarter of 2024, and creates a foundry relationship between our Intel Products business (collectively CCG, DCAI, and NEX) and our Intel Foundry business. Intel Products consists substantially of design and development of CPUs and related solutions for third party customers. Intel Foundry consists substantially of process engineering, manufacturing, and foundry services groups that provide manufacturing, test, and assembly services to our Intel Products business and to third party customers. Both businesses utilize marketing, sales, and other support functions.
Our internal foundry model is a key component of our strategy and is designed to reshape our operational dynamics and drive greater transparency, accountability, and focus on costs and efficiency. We also previously announced our intent to operate Altera, an Intel Company (previously Intel's Programmable Solutions Group), as a standalone business, with segment reporting beginning in the first quarter of 2024. Altera was previously included in our DCAI segment results. As a result of these changes, we modified our segment reporting in the first quarter of 2024 to align to this new operating model. All prior period segment data has been retrospectively adjusted to reflect the way our Chief Operating Decision Maker (CODM) internally receives information and manages and monitors our operating segment performance starting in fiscal year 2024. There are no changes to our consolidated financial statements for any prior periods.
We organize our business as follows:
▪Intel Products:
▪Client Computing Group (CCG)
▪Data Center and AI (DCAI)
▪Network and Edge (NEX)
▪Intel Foundry
▪All other
▪Altera
▪Mobileye
▪Other
CCG, DCAI, and Intel Foundry qualify as reportable operating segments. NEX, Altera, and Mobileye do not qualify as reportable operating segments; however, we have elected to disclose their results. When we enter into federal contracts, they are aligned to the sponsoring operating segment.
The accounting policies for our segment reporting are the same for Intel as a whole. A summary of the basis for which we report our operating segment revenues and operating margin is as follows:
Intel Products: CCG, DCAI, and NEX
▪Segment revenue: consists of revenues from third party customers. The Intel Products operating segments represent a substantial majority of Intel consolidated revenue and are derived from our principal products that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or a multichip package, which are based on Intel architecture.
▪Segment expenses: consists of intersegment charges for product manufacturing and related services from Intel Foundry, external foundry and other manufacturing, product development costs, allocated expenses as described below, and direct operating expenses.

Financial Statements	Notes to Financial Statements	9

Intel Foundry
▪Segment revenue: consists substantially of intersegment product and services revenue for wafer fabrication and related products and services sold to Intel Products, Altera, and certain other Intel internal businesses. We recognize intersegment revenue when we satisfy performance obligations as evidenced by the transfer of control of Intel Foundry products and services to the Intel Products businesses, which is generally at the completion of wafer sorting and at the completion of assembly and test services. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third party foundry and assembly and test revenues from external customers that were $27 million in first three months of 2024 and $118 million in the first three months of 2023.
▪Segment expenses: consists of direct expenses for technology development, product manufacturing and services provided by Intel Foundry to internal and external customers, allocated expenses as described below, and direct operating expenses. Direct expenses for product manufacturing includes excess capacity charges that were previously allocated primarily to CCG, DCAI, and NEX.
All other: Altera & Mobileye
▪Segment revenue: consists of product revenues from third party customers. Altera revenue is derived from programmable semiconductors, primarily FPGAs, CPLDs, acceleration platforms, software, IP, and related products. Mobileye revenue is derived from advanced driver-assistance systems (ADAS) and autonomous driving technologies and solutions.
▪Segment expenses: Altera expenses consist of intersegment charges for product manufacturing and related services from Intel Foundry, third party manufacturing, allocated expenses as described below, and direct operating expenses. Mobileye expenses consists of third party direct expenses for product manufacturing and related services for the manufacturing of Mobileye products and direct operating expenses.
Our "all other" category also consists of "other", which includes:
▪results of operations from non-reportable segments not otherwise presented, and from start-up businesses that support our initiatives; and
▪historical results of operations from divested businesses.
We allocate operating expenses from our sales and marketing group to the Intel Products operating segments, and allocate operating expenses from our finance and administration groups to all of our operating segments, except Mobileye. Previously, operating expense from all of these groups as well as manufacturing and engineering, were generally allocated to all the operating segments, except Mobileye.
We estimate that the substantial majority of our consolidated depreciation expense was incurred by Intel Foundry in the first three months of 2024 and in the first three months of 2023. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products and other customers. As a result, it is impractical to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss) results.
We do not allocate to our operating segments corporate operating expenses that primarily consist of:
▪restructuring and other charges;
▪share-based compensation;
▪certain impairment charges; and
▪certain acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
We do not allocate to our operating segments non-operating items such as:
▪gains and losses from equity investments;
▪interest and other income; and
▪income taxes.
The CODM, who is our CEO, allocates resources to and assesses the performance of each operating segment using information about the operating segment's revenue and operating income (loss). Although the CODM uses operating income (loss) to evaluate the segments, operating costs included in one segment may benefit other segments. The measures regularly provided to and used by our CODM under our new operating model continue to evolve; currently, our CODM does not regularly review or receive discrete asset information by segment.
Intersegment eliminations: Intersegment sales and related gross margin on inventory recorded at the end of the period or sold through to third party customers is eliminated for consolidation purposes. The Intel Products operating segments and Intel Foundry are meant to reflect separate fabless semiconductor and foundry companies. Thus certain intersegment activity is captured within the intersegment eliminations upon consolidation and presented at the Intel consolidated level. This activity primarily relates to inventory reserves which are determined and recorded based on our accounting policies for Intel as a whole, but are only recorded by the Intel Products operating segments upon transfer of inventory from Intel Foundry. If a reserve is identified prior to the related inventory transferring to Intel Products, that reserve is presented as activity within the intersegment eliminations.

Financial Statements	Notes to Financial Statements	10

Reporting units and goodwill reallocation: As a result of modifying our segment reporting in the first quarter of 2024, we reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a quantitative goodwill impairment assessment for each of our reporting units immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of our post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $222 million in the first three months of 2024 related to our new Intel Foundry reporting unit as the estimated fair value of the new reporting unit was lower than the assigned carrying value, which now includes substantially all of our allocated property, plant, and equipment. The Intel Foundry reporting unit has no remaining goodwill. The fair value substantially exceeded the carrying value for all remaining reporting units tested as part of our post-reorganization impairment test.
Operating segment and consolidated net revenue and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Operating segment revenue:
Intel Products:
Client Computing Group
Desktop	$2,461	$1,879
Notebook	4,681	3,407
Other	391	481
	7,533	5,767
Data Center and AI	3,036	2,901
Network and Edge	1,364	1,489
Total Intel Products revenue	$11,933	$10,157

Intel Foundry	$4,369	$4,831
All other
Altera	342	816
Mobileye	239	458
Other	194	166
Total all other revenue	775	1,440
Total operating segment revenue	$17,077	$16,428
Intersegment eliminations	(4,353)	(4,713)
Total net revenue	$12,724	$11,715

Segment operating income (loss):
Intel Products:
Client Computing Group	$2,645	$1,180
Data Center and AI	482	22
Network and Edge	184	(69)
Total Intel Products operating income (loss)	$3,311	$1,133

Intel Foundry	$(2,474)	$(2,360)
All Other
Altera	(39)	290
Mobileye	(68)	123
Other	(105)	(66)
Total all other operating income (loss)	(212)	347
Total segment operating income (loss)	$625	$(880)
Intersegment eliminations	494	456
Corporate unallocated expenses	(2,188)	(1,044)
Total operating income (loss)	$(1,069)	$(1,468)

Financial Statements	Notes to Financial Statements	11

Corporate Unallocated Expenses
Corporate unallocated expenses represent costs incurred that are not directly attributed to an operating segment. The nature of these expenses may vary, but primarily consist of restructuring and other charges, share-based compensation, certain impairment charges, and certain acquisition-related costs.

	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Acquisition-related adjustments	$(265)	$(371)
Share-based compensation	(1,179)	(739)
Restructuring and other charges	(348)	(64)
Other	(396)	130
Total corporate unallocated expenses	$(2,188)	$(1,044)

Note 3 :	Non-Controlling Interests

	Mar 30, 2024		Dec 30, 2023
(In Millions)	Non-Controlling Interests	Non-Controlling Ownership %	Non-Controlling Interests	Non-Controlling Ownership %
Arizona Fab LLC	$2,760	49%	$2,359	49%
Mobileye	1,854	12%	1,838	12%
IMS Nanofabrication	169	32%	178	32%
Non-controlling interests	$4,783		$4,375
Semiconductor Co-Investment Program
In 2022, we closed a transaction with Brookfield Asset Management (Brookfield) resulting in the formation of Arizona Fab LLC (Arizona Fab). We consolidate the results of Arizona Fab, a VIE, into our consolidated financial statements because we are the primary beneficiary. Generally, contributions will be made to, and distributions will be received from Arizona Fab based on both parties' proportional ownership. We will be the sole operator and main beneficiary of two new chip factories that will be constructed by Arizona Fab, and we will have the right to purchase 100% of the related factory output. Once production commences, we will be required to operate Arizona Fab at minimum production levels measured in wafer starts per week and will be required to limit excess inventory held on site or we will be subject to certain penalties.
We have an unrecognized commitment to fund our respective share of the total construction costs of Arizona Fab of $29.0 billion.
As of March 30, 2024, substantially all of the assets of Arizona Fab consisted of property, plant, and equipment. The assets held by Arizona Fab, which can be used only to settle obligations of the VIE and are not available to us, were $5.6 billion as of March 30, 2024 ($4.8 billion as of December 30, 2023).
Mobileye
In 2022, Mobileye completed its IPO and certain other equity financing transactions. During 2023, we converted 38.5 million of our Mobileye Class B shares into Class A shares, representing 5% of Mobileye's outstanding capital stock, and subsequently sold the Class A shares for $42 per share as part of a secondary offering, receiving net proceeds of $1.6 billion and increasing our capital in excess of par value by $663 million, net of tax. We continue to consolidate the results of Mobileye into our consolidated financial statements.
IMS Nanofabrication
In 2023, we closed agreements to sell a combined 32% minority stake in our IMS business, a business within our Intel Foundry operating segment —including a 20% stake to Bain Capital and a 10% stake to Taiwan Semiconductor Manufacturing Company. Net proceeds resulting from the minority stake sales totaled $1.4 billion, and our capital in excess of par value increased by $958 million, net of tax. We continue to consolidate the results of IMS into our consolidated financial statements.

Financial Statements	Notes to Financial Statements	12

Note 4 :	Earnings (Loss) Per Share
We computed basic earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period.

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 30, 2024	Apr 1, 2023
Net income (loss)	$(437)	$(2,768)
Less: Net income (loss) attributable to non-controlling interests	(56)	(10)
Net income (loss) attributable to Intel	(381)	(2,758)
Weighted average shares of common stock outstanding—basic	4,242	4,154
Weighted average shares of common stock outstanding—diluted	4,242	4,154
Earnings (loss) per share attributable to Intel—basic	$(0.09)	$(0.66)
Earnings (loss) per share attributable to Intel—diluted	$(0.09)	$(0.66)
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan.
Due to our net losses in the three months ended March 30, 2024 and April 1, 2023, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan had an anti-dilutive effect on diluted loss per share for the period and were excluded from the computation of diluted loss per share.

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $500 million during the first three months of 2024 ($500 million in the first three months of 2023). After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.
Inventories

(In Millions)	Mar 30, 2024	Dec 30, 2023
Raw materials	$1,209	$1,166
Work in process	6,560	6,203
Finished goods	3,725	3,758
Total inventories	$11,494	$11,127
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $2.9 billion as of March 30, 2024 ($2.9 billion as of December 30, 2023).
Interest and Other, Net

	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Interest income	$323	$334
Interest expense	(258)	(193)
Other, net	80	—
Total interest and other, net	$145	$141
Interest expense is net of $363 million of interest capitalized in the first three months of 2024 ($363 million in the first three months of 2023).

Financial Statements	Notes to Financial Statements	13

Note 6 :	Restructuring and Other Charges

	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Employee severance and benefit arrangements	$129	$(39)
Litigation charges and other	—	77
Asset impairment charges	219	26
Total restructuring and other charges	$348	$64
Employee severance and benefit arrangements includes a charge of $129 million in the first quarter of 2024 relating to actions taken to streamline operations and to reduce costs. We expect these actions to be substantially completed by the third quarter of 2024, but this is subject to change. Any changes to the estimates or timing will be reflected in our results of operations.
Asset impairment charges includes a goodwill impairment loss of $222 million in the first quarter of 2024 related to our new Intel Foundry reporting unit. Refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for further information on our business reorganization and goodwill impairment.

Note 7 :	Income Taxes

	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Income (loss) before taxes	$(719)	$(1,158)
Provision for (benefit from) taxes	$(282)	$1,610
Effective tax rate	39.2%	(139.0)%
Our provision for, or benefit from, income taxes for an interim period has historically been determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, we use the actual effective tax rate for the year-to-date period. During the first quarter of 2024, we used the actual effective tax rate approach due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-US government bills and bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of March 30, 2024, and December 30, 2023, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our hedged investments was $13.8 billion as of March 30, 2024 ($17.1 billion as of December 30, 2023). For hedged investments still held at the reporting date, we recorded net losses of $307 million in the first three months of 2024 ($90 million of net gains in the first three months of 2023). We recorded net gains on the related derivatives of $345 million in the first three months of 2024 ($102 million of net losses in the first three months of 2023).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss) and realized gains or losses recorded in interest and other, net. The adjusted cost of our unhedged investments was $4.0 billion as of March 30, 2024 ($4.7 billion as of December 30, 2023), which approximated the fair value for these periods.

Financial Statements	Notes to Financial Statements	14

The fair value of marketable debt investments, by contractual maturity, as of March 30, 2024, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$5,579
Due in 1–2 years	2,457
Due in 2–5 years	6,915
Due after 5 years	433
Instruments not due at a single maturity date[1]	2,460
Total	$17,844
1 Instruments not due at a single maturity date is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Mar 30, 2024	Dec 30, 2023
Marketable equity securities[1]	$1,471	$1,194
Non-marketable equity securities	4,664	4,630
Equity method investments	4	5
Total	$6,139	$5,829
1    Approximately 90% of our marketable equity securities are subject to trading-volume or market-based restrictions, which limit the number of shares we may sell in a specified period of time, impacting our ability to liquidate these investments. Certain of the trading volume restrictions generally apply for as long as we own more than 1% of the outstanding shares. Market-based restrictions result from the rules of the respective exchange.
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Ongoing mark-to-market adjustments on marketable equity securities	$(91)	$188
Observable price adjustments on non-marketable equity securities	24	10
Impairment charges	(69)	(36)
Sale of equity investments and other[1]	341	7
Total gains (losses) on equity investments, net	$205	$169

1 Sale of equity investments and other includes initial fair value adjustments recorded upon a security becoming marketable, realized gains (losses) on sales of non-marketable equity investments and equity method investments, and our share of equity method investee gains (losses) and distributions.

Note 9 :	Divestitures
NAND Memory Business
The NAND memory business included our NAND memory technology and manufacturing business (the NAND OpCo Business), which we deconsolidated upon closing the first phase of our sale agreement with SK hynix Inc (SK hynix) on December 29, 2021. We have a receivable within other current assets for the remaining proceeds of $2.0 billion, which remains outstanding as of March 30, 2024 and will be received upon the second closing of the transaction, expected to be in March 2025.
The wafer manufacturing and sale agreement includes incentives and penalties that are contingent on the cost of operation and output of the NAND OpCo Business. These incentives and penalties present a maximum exposure of up to $500 million annually, and $1.5 billion in the aggregate. We are currently in negotiations with SK hynix to update the operating plan of the NAND OpCo Business, which may impact the metrics associated with the incentives and penalties and our expectations of the performance of the NAND OpCo Business against those metrics.
We were reimbursed for costs that we incurred on behalf of the NAND OpCo Business for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements. We recorded a receivable related to these reimbursable costs due from the NAND OpCo Business, a deconsolidated entity, of $150 million within other current assets as of March 30, 2024 ($145 million recorded as of December 30, 2023).

Financial Statements	Notes to Financial Statements	15

Note 10 :	Borrowings
In the first quarter of 2024, we issued a total of $2.6 billion aggregate principal amount of senior notes. We also expanded both our 5-year $5.0 billion revolving credit facility agreement and our 364-day $5.0 billion credit facility agreement, to $7.0 billion and $8.0 billion, respectively, and the maturity dates were extended by one year to February 2029 and January 2025, respectively. The revolving credit facilities had no borrowings outstanding as of March 30, 2024.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. We had $793 million of commercial paper outstanding as of March 30, 2024 (no commercial paper outstanding as of December 30, 2023).
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

Note 11 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Mar 30, 2024				Dec 30, 2023
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$231	$—	$231	$—	$769	$—	$769
Financial institution instruments¹	2,438	787	—	3,225	2,241	835	—	3,076
Reverse repurchase agreements	—	2,370	—	2,370	—	2,554	—	2,554
Short-term investments:
Corporate debt	—	6,298	—	6,298	—	6,951	—	6,951
Financial institution instruments¹	22	3,777	—	3,799	33	4,215	—	4,248
Government debt²	—	4,291	—	4,291	—	6,756	—	6,756
Other current assets:
Derivative assets	34	739	—	773	366	809	—	1,175
Marketable equity securities	1,471	—	—	1,471	1,194	—	—	1,194
Other long-term assets:
Derivative assets	—	6	—	6	—	21	—	21
Total assets measured and recorded at fair value	$3,965	$18,499	$—	$22,464	$3,834	$22,910	$—	$26,744
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$375	$118	$493	$—	$541	$99	$640
Other long-term liabilities:
Derivative liabilities	—	611	—	611	—	479	—	479
Total liabilities measured and recorded at fair value	$—	$986	$118	$1,104	$—	$1,020	$99	$1,119
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of certificates of deposit, time deposits, commercial paper, notes and bonds issued by financial institutions.
2Level 2 investments consist primarily of non-US government debt.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity securities, equity method investments, and certain non-financial assets—such as intangible assets, goodwill, and property, plant, and equipment—are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities during the period, we classify these assets as Level 3.

Financial Statements	Notes to Financial Statements	16

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, certain other receivables, and issued debt. We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of March 30, 2024 was $666 million (the aggregate carrying value as of December 30, 2023 was $559 million).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of our issued debt was $48.7 billion as of March 30, 2024 ($47.6 billion as of December 30, 2023).

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 30, 2024	Dec 30, 2023
Foreign currency contracts	$27,942	$30,064
Interest rate contracts	18,611	18,363
Other	2,507	2,103
Total	$49,060	$50,530
The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $12.0 billion as of March 30, 2024 and December 30, 2023.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Mar 30, 2024		Dec 30, 2023
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$69	$307	$255	$142
Interest rate contracts	—	723	—	578
Total derivatives designated as hedging instruments	$69	$1,030	$255	$720
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$391	$65	$314	$363
Interest rate contracts	285	9	261	36
Equity contracts	34	—	366	—
Total derivatives not designated as hedging instruments	$710	$74	$941	$399
Total derivatives	$779	$1,104	$1,196	$1,119
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3A substantial majority of these instruments mature within 12 months.

Financial Statements	Notes to Financial Statements	17

Amounts Offset in the Consolidated Condensed Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Mar 30, 2024
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$632	$—	$632	$(350)	$(282)	$—
Reverse repurchase agreements	2,370	—	2,370	—	(2,370)	—
Total assets	$3,002	$—	$3,002	$(350)	$(2,652)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,097	$—	$1,097	$(350)	$(620)	$127
Total liabilities	$1,097	$—	$1,097	$(350)	$(620)	$127

	Dec 30, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,047	$—	$1,047	$(617)	$(430)	$—
Reverse repurchase agreements	2,554	—	2,554	—	(2,554)	—
Total assets	$3,601	$—	$3,601	$(617)	$(2,984)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,111	$—	$1,111	$(617)	$(399)	$95
Total liabilities	$1,111	$—	$1,111	$(617)	$(399)	$95
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges recognized in other comprehensive income (loss) were $431 million net loss in the first three months of 2024 ($53 million net gains in the first three months of 2023). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first three months of 2024 and 2023, the amounts excluded from effectiveness testing were insignificant.

Financial Statements	Notes to Financial Statements	18

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Income
	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Interest rate contracts	$(144)	$192
Hedged items	144	(192)
Total	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Mar 30, 2024	Dec 30, 2023	Mar 30, 2024	Dec 30, 2023
Long-term debt	$(11,275)	$(11,419)	$722	$578
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 30, 2024	Apr 1, 2023
Foreign currency contracts	Interest and other, net	$346	$1
Interest rate contracts	Interest and other, net	117	(34)
Other	Various	137	115
Total		$600	$82

Note 13 :	Contingencies
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
In April 2022 the EC appealed the General Court’s decision to the Court of Justice. In addition, in September 2023 the EC imposed a €376 million ($401 million) fine against us based on its finding that we made payments to prevent sales of specific rival products. We have appealed the EC’s decision. We have accrued a charge for the fine and are unable to make a reasonable estimate of the potential loss or range of losses in excess of this amount given the procedural posture and the nature of these proceedings.
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
As of April 24, 2024, consumer class action lawsuits against us were pending in the US and Canada. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by our actions and/or omissions in connection with Spectre, Meltdown, and other variants of this class of security vulnerabilities that have been identified since 2018, and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the US, class action suits filed in various jurisdictions between 2018 and 2021 were consolidated for all pretrial proceedings in the US District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs’ failure to plead a viable claim. The Ninth Circuit Court of Appeals affirmed the district court’s judgment in November 2023, ending the litigation. In November 2023, new plaintiffs filed a consumer class action complaint in the US District Court for the Northern District of California with respect to a further vulnerability variant disclosed in August 2023 and commonly referred to as “Downfall.” We moved to dismiss that complaint in January 2024. In Canada, an initial status conference has not yet been scheduled in one case relating to Spectre and Meltdown pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. In a class action relating to Spectre and Meltdown previously pending in Argentina, plaintiffs’ appeal of a May 2023 order dismissing their complaint for lack of standing was denied in February 2024, ending the lawsuit. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
Litigation Related to 7nm Product Delay Announcement
Multiple securities class action lawsuits were filed in the US District Court for the Northern District of California against us and certain officers following our July 2020 announcement of 7nm product delays. The court consolidated the lawsuits and appointed lead plaintiffs in October 2020, and in January 2021 plaintiffs filed a consolidated complaint. Plaintiffs purport to represent all persons who purchased or otherwise acquired our common stock from October 25, 2019 through October 23, 2020, and they generally allege that defendants violated the federal securities laws by making false or misleading statements about the timeline for 7nm products. In March 2023, the district court granted the defendants’ motion to dismiss the consolidated complaint, and in April 2023 entered judgment. Plaintiffs appealed, and on April 19, 2024 the Ninth Circuit affirmed the judgment; the Ninth Circuit’s ruling is subject to appeal. Given the procedural posture and the nature of the case, including that it is in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class being certified or the ultimate size of any class if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from the matter. In July 2021, we introduced a new process node naming structure, and the 7nm process is now called Intel 4.

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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against us in the US District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents VLSI acquired from NXP Semiconductors, N.V. (NXP). Intel prevailed on all eight patents and the court entered final judgment in April 2024. Further appeals are possible. In April 2019, VLSI filed three infringement suits against us in the US District Court for the Western District of Texas accusing various of our processors of infringement of eight additional patents it had acquired from NXP:
▪The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.1 billion in damages and approximately $162.3 million in pre-judgment and post-judgment interest. We appealed the judgment to the Federal Circuit Court of Appeals, including the court’s rejection of Intel’s claim to have a license from Fortress Investment Group’s acquisition of Finjan. The Federal Circuit Court heard oral argument in October 2023. In December 2023, the Federal Circuit reversed the finding of infringement as to the patent for which VLSI was awarded $675 million. The Federal Circuit affirmed the finding of infringement as to the patent for which VLSI had been awarded $1.5 billion, but vacated the damages award and sent the case back to the trial court for further damages proceedings on that patent. The Federal Circuit also ruled that Intel can advance the defense that it is licensed to VLSI’s patents. In December 2021 and January 2022 the Patent Trial and Appeal Board (PTAB) instituted Inter Partes Reviews (IPR) on the claims found to have been infringed in the first Texas case, and in May and June 2023 found all of those claims unpatentable; VLSI has appealed the PTAB’s decision. In March 2024, Intel filed a motion to stay the case pending appeals of the IPRs. In April 2024, Intel moved to add the defense that it is licensed to VLSI’s patents.
▪The second Texas case went to trial in April 2021, and the jury found that we do not infringe the asserted patents. VLSI had sought approximately $3.0 billion for alleged infringement, plus enhanced damages for willful infringement. The court has not yet entered final judgment.
▪The third Texas case went to trial in November 2022, with VLSI asserting one remaining patent. The jury found the patent valid and infringed, and awarded VLSI approximately $949 million in damages, plus interest and a running royalty. The court has not yet entered final judgment. In February 2023, we filed motions for a new trial and for judgment as a matter of law notwithstanding the verdict on various grounds. Further appeals are possible. In April 2024, Intel moved to add the defense that it is licensed to VLSI’s patents.
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
As of March 30, 2024, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. While we dispute VLSI’s claims and intend to vigorously defend against them, we are unable to make a reasonable estimate of losses in excess of recorded amounts given recent developments and future proceedings.

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
In December 2023, the German Federal Patent Court issued a preliminary opinion finding R2’s patent valid. The German Federal Patent Court’s final decision on invalidity is expected in October 2024. In December 2023, the court in Dusseldorf held a trial on the issue of infringement. In February 2024, the court found Intel’s processors infringe and issued an injunction and recall order against Intel and its customers. R2 has not yet sought to enforce the order. Intel has appealed the decision. In April 2024, Intel also filed a complaint with the Constitutional Court seeking a stay and a reversal of the finding of infringement and filed additional evidence with the appeals court to demonstrate that it does not infringe R2’s patent.
In March 2024, Intel filed an action in Milan, Italy seeking an order that it does not infringe R2’s patent.
In April 2024, R2 filed an action against Intel and its customers Dell, HP, and HPE for patent infringement in Paris, France. Intel and its customers have filed a nullity action against the patent in France.
Trial in the UK matter is scheduled for April 2024.
We are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these lawsuits and the injunction and order of the Dusseldorf Regional Court due to the procedural posture and the nature of these cases, including that there are significant factual and legal issues to be resolved and that uncertainty exists as to, among other things: (i) whether and, if so, at what point in time the order in Germany may take effect, including as a result of a potential stay; (ii) whether and, if so, at what point we may be successful in appealing the decisions in Germany as to infringement and validity, (iii) the extent to which we and our customers are able to mitigate the impact of the injunction of the Dusseldorf Regional Court, (iv) the costs of recalling products if the recall order of the Dusseldorf Regional Court is enforced, (v) the extent to which R2 may be awarded damages, and (vi) the extent to which we may agree to compensate our customers for losses in connection with the injunction and recall and any potential damage award.

Financial Statements	Notes to Financial Statements	22

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition
5G	The fifth-generation mobile network, which brings dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
ADAS	Advanced driver-assistance systems
AI	Artificial intelligence
ASIC	Application-specific integrated circuit
ASP	Average selling price
Back end services	Includes assembly, test and packaging services
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EPS	Earnings per share
Form 10-K	Annual Report on Form 10-K for the year ended December 30, 2023
Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended March 30, 2024
FPGA	Field-programmable gate array
HPC	High performance computing
IDM 2.0	Evolution of our IDM model that combines our internal factory network, strategic use of foundry capacity and our IFS business to position us to drive technology and product leadership
IP	Intellectual property
IPO	Initial public offering
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
nm	Nanometer
R&D	Research and development
RSU	Restricted stock unit
SEC	US Securities and Exchange Commission
Smart Capital	Our Smart Capital approach accelerates progress on our IDM 2.0 strategy. This approach is designed to enable us to adjust quickly to opportunities in the market, while managing our margin structure and capital spending. The elements of Smart Capital include capacity investments, government incentives, customer commitments, continued use of external foundries.
SoC	A system on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. Our DCAI and NEX businesses offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
US	United States
US GAAP	US Generally Accepted Accounting Principles
VIE	Variable interest entity
VLSI	VLSI Technology LLC

Financial Statements	Notes to Financial Statements	23

Management's Discussion and Analysis

This report should be read in conjunction with our Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
"Note 2: Operating Segments” within Notes to Consolidated Condensed Financial Statements of this Form 10-Q provides additional information about our operating segments including the nature of segment revenues and expenses and reconciles our segment revenues presented below to our total consolidated net revenues, and our segment operating income (loss) presented below to our total consolidated operating income (loss), for each of the periods presented.
For additional key highlights of our results of operations, see "A Quarter in Review."
Intel Products
Intel Products consists substantially of design and development of CPUs and related solutions for third party customers. Intel Products is comprised of three operating segments: CCG, DCAI, and NEX.
Financial Performance

Intel Products Operating Segments Revenue $B	Intel Products Segments Operating Income $B

Operating Segments Revenue and Segments Operating Income Summary

Q1 2024 vs. Q1 2023
Total Intel Products revenue was $11.9 billion in Q1 2024 and $10.2 billion in Q1 2023. Revenue increased primarily due to our CCG operating segment. Total Intel Products operating income increased to $3.3 billion, or 28% operating margin for Q1 2024 from $1.1 billion or 11% operating margin in Q1 2023. This Q1 2024 increase is primarily due to higher CCG revenue, lower period charges across each of the Intel Products' operating segments due to the sell-through of previously reserved inventory and lower reserves taken, and lower CCG operating expenses and sample costs, partially offset by higher Q1 2024 unit costs in DCAI and CCG.

MD&A	24

Client Computing Group
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
Financial Performance

CCG Operating Segment Revenue $B	CCG Segment Operating Income $B

■ | ■ Notebook	■ | ■ Desktop	■ | ■ Other

Operating Segment Revenue Summary

Q1 2024 vs. Q1 2023
▪Notebook revenue was $4.7 billion, up $1.3 billion from Q1 2023 and desktop revenue was $2.5 billion, up $582 million from Q1 2023. Notebook volume increased 39% in Q1 2024 and desktop volume increased 29% in Q1 2024 as customer inventory levels normalized compared to higher levels in Q1 2023. Notebook and desktop ASPs were roughly flat with Q1 2023.
▪Other revenue was $391 million, down $90 million from Q1 2023 primarily driven by the exit of legacy businesses.

Segment Operating Income Summary
Operating income increased 124% from Q1 2023, with an operating margin of 35%.

(In Millions)
$2,645	Q1 2024 Operating Income
987	Higher product profit primarily from higher notebook and desktop revenue
285	Lower period charges primarily driven by the sell-through of previously reserved inventory
163	Lower operating expenses driven by various cost-cutting measures
154	Lower period charges primarily driven by lower product sample costs
(124)	Higher unit costs primarily from increased mix of Intel 4 and Intel 7 products
$1,180	Q1 2023 Operating Income

MD&A	25

Data Center and AI
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
Financial Performance

DCAI Operating Segment Revenue $B	DCAI Segment Operating Income $B

Operating Segment Revenue Summary

Q1 2024 vs. Q1 2023
Revenue was $3.0 billion, up $135 million from Q1 2023, driven by an increase in server revenue. Server ASPs increased 25% primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products. Server volume decreased 13% in Q1 2024, due to lower demand in a competitive environment and a higher mix of high core count products.

Segment Operating Income Summary
Operating income increased $460 million from Q1 2023, with an operating margin of 16%.

(In Millions)
$482	Q1 2024 Operating Income
429	Higher product profit primarily from higher server revenue
310	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower reserves taken
(279)	Higher server unit cost primarily from increased mix of Intel 7 products
$22	Q1 2023 Operating Income

MD&A	26

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
Financial Performance

NEX Operating Segment Revenue $B	NEX Segment Operating Income (Loss) $B

Operating Segment Revenue Summary

Q1 2024 vs. Q1 2023
Revenue was $1.4 billion, down $125 million from Q1 2023 primarily due to 5G customers tempering purchases to reduce existing inventories, partially offset by higher Edge and Network revenue.

Segment Operating Income (Loss) Summary
Operating margin increased $253 million from Q1 2023, with an operating margin of 13%.

(In Millions)
$184	Q1 2024 Operating Income (Loss)
185	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken
68	Other
$(69)	Q1 2023 Operating Income (Loss)

MD&A	27

Intel Foundry
Intel Foundry, comprising our Foundry Technology Development, Foundry Manufacturing and Supply Chain, and Foundry Services organizations, is on a mission to deliver the best systems foundry capabilities to our customers and reshape the world’s semiconductor industry. As the stewards of Moore’s law, we continually innovate and advance world-class silicon process and advanced packaging technologies for customers. Our systems foundry offerings are strengthened by a robust design ecosystem with key industry partners, our systems of chips capabilities, and our secure, resilient and more sustainable supply chain. Our systems foundry is built on the foundation of our silicon process and advanced packaging technology offerings and enables co-optimized solutions for our customers in the AI era. We are strengthening the resilience of the global semiconductor supply chain for leading-edge and mature node semiconductor products by investing in geographically balanced and more sustainable manufacturing capacity. As a systems foundry for the AI era, Intel Foundry brings together these critical components to help our global customers drive the next phase of technology innovation.
Financial Performance

Intel Foundry Operating Segment Revenue $B	Intel Foundry Segment Operating Loss $B

Operating Segment Revenue Summary

Q1 2024 vs. Q1 2023
Revenue was $4.4 billion, down $462 million from Q1 2023. Intersegment revenue was $4.3 billion, down $371 million from Q1 2023, driven by lower back end services and product sample revenues. External revenue was $27 million, down $91 million from Q1 2023, driven by lower equipment sales and traditional packaging services.

Segment Operating Loss Summary
We had an operating loss of $2.5 billion, compared to an operating loss of $2.4 billion in Q1 2023.

(In Millions)
$(2,474)	Q1 2024 Operating Loss
(367)	Lower product and services profit primarily driven by lower revenue
300	Lower period charges related to excess capacity charges
209	Lower period charges primarily driven by lower intersegment inventory reserves taken
(256)	Higher period charges primarily related to factory start-up costs and process development costs
$(2,360)	Q1 2023 Operating Loss

MD&A	28

All Other
Our "all other" category includes results of operations from our Altera and Mobileye businesses, from "other" non-reportable segments not otherwise presented, from start-up businesses that support our initiatives, and historical results of operations from divested businesses. Altera offers programmable semiconductors, primarily FPGAs, CPLDs, acceleration platforms, software, IP, and related products, for a broad range of applications across our embedded, communications, cloud, and enterprise market segments. Mobileye is a global leader in driving assistance and self-driving solutions, with a product portfolio designed to encompass the entire stack required for assisted and autonomous driving, including compute platforms, computer vision, and machine learning-based perception, mapping and localization, driving policy, and active sensors in development.
Financial Performance

All Other Operating Segments Revenue $B	All Other Segments Operating Income (Loss) $B

Operating Segments Revenue and Segments Operating Income (Loss) Summary

Q1 2024 vs. Q1 2023
All other revenue was $775 million, down $665 million from Q1 2023. Altera revenue decreased $474 million from Q1 2023, as customers tempered purchases to reduce existing inventories across all product lines. Mobileye revenue decreased $219 million from Q1 2023, as customers tempered purchases to reduce existing inventories of EyeQ products. All other operating loss was $212 million in Q1 2024 compared to operating income of $347 million in Q1 2023 due primarily to lower Altera and Mobileye revenues.

MD&A	29

Consolidated Condensed Results of Operations

	Three Months Ended
	Q1 2024		Q1 2023
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$12,724	100.0%	$11,715	100.0%
Cost of sales	7,507	59.0%	7,707	65.8%
Gross margin	5,217	41.0%	4,008	34.2%
Research and development	4,382	34.4%	4,109	35.1%
Marketing, general, and administrative	1,556	12.2%	1,303	11.1%
Restructuring and other charges	348	2.7%	64	0.5%
Operating income (loss)	(1,069)	(8.4)%	(1,468)	(12.5)%
Gains (losses) on equity investments, net	205	1.6%	169	1.4%
Interest and other, net	145	1.1%	141	1.2%
Income (loss) before taxes	(719)	(5.7)%	(1,158)	(9.9)%
Provision for (benefit from) taxes	(282)	(2.2)%	1,610	13.7%
Net income (loss)	(437)	(3.4)%	(2,768)	(23.6)%
Less: Net income (loss) attributable to non-controlling interests	(56)	(0.4)%	(10)	(0.1)%
Net income (loss) attributable to Intel	$(381)	(3.0)%	$(2,758)	(23.5)%
Earnings (loss) per share attributable to Intel—diluted	$(0.09)		$(0.66)

MD&A	30

Consolidated Revenue

Consolidated Revenue Walk $B1
Q1 2024 vs. Q1 2023
Our Q1 2024 revenue was $12.7 billion, up $1.0 billion or 9% from Q1 2023. CCG revenue increased 31% from Q1 2023 primarily due to higher notebook and desktop volumes as customer inventory levels normalized compared to higher levels in Q1 2023. Notebook and desktop ASPs were roughly flat with Q1 2023. DCAI revenue increased 5% from Q1 2023 due to higher server ASPs primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products, partially offset by lower server volume due to lower demand in a competitive environment. NEX revenue decreased 8% primarily due to 5G customers tempering purchases to reduce existing inventories, partially offset by higher Edge and Network Xeon revenue. Altera revenue decreased 58% from Q1 2023 as customers tempered purchases to reduce existing inventories across all product lines and Mobileye revenue decreased 48% from Q1 2023 as customers tempered purchases to reduce existing inventories across EyeQ products. External Intel Foundry revenue decreased 77% from Q1 2023 due to lower multi-beam mask writer tool sales.
Incentives offered to certain customers to accelerate purchases and to strategically position our products with customers for market segment share purposes, particularly in CCG, contributed approximately $1.6 billion to our revenue during Q1 2024 compared to approximately $900 million during Q1 2023. The impacts of these Q1 2024 incentives were contemplated in our financial guidance for Q2 2024, as included in our Form 8-K dated April 25, 2024.

1 Excludes intersegment revenue

MD&A	31

Consolidated Gross Margin
We derived a substantial majority of our overall gross margin in Q1 2024 primarily from our Intel Products business sales through our CCG, DCAI, and NEX operating segments. Our overall gross margin dollars in Q1 2024 increased by $1.2 billion, or 30%, compared to Q1 2023.

Consolidated Gross Margin $B1
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$5,217	Q1 2024 Gross Margin
1,079	Higher product profit primarily from higher notebook and desktop revenue
553	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken
407	Higher product profit primarily due to higher server revenue
300	Lower period charges related to excess capacity charges
138	Lower period charges primarily driven by a decrease in product sample costs
(540)	Lower product profit primarily from lower Altera and Mobileye revenue
(313)	Higher unit cost primarily from increased mix of Intel 7 and Intel 4 products
(213)	Higher period charges primarily related to factory start-up costs and process development costs
(202)	Other
$4,008	Q1 2023 Gross Margin

1 Excludes intersegment activity

MD&A	32

Consolidated Operating Expenses
Total R&D and MG&A expenses for Q1 2024 were $5.9 billion, up 10% from Q1 2023. These expenses represent 46.7% of revenue for Q1 2024 and 46.2% of revenue for Q1 2023. In support of our strategy, described in our 2023 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. This requires continued investments in R&D and focused efforts to attract and retain talent. We continue to focus on cost efficiency initiatives that may offset some of the incremental costs that may be required periodically as we continue to improve our product execution and cost structure.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q1 2024 vs. Q1 2023

R&D increased by $273 million, or 7%, driven by the following:

+	Higher share-based compensation and incentive-based cash compensation
-	The effects of various cost-cutting measures

Marketing, General, and Administrative
Q1 2024 vs. Q1 2023

MG&A increased by $253 million, or 19%, driven by the following:

+	Higher share-based compensation and incentive-based cash compensation
+	Increase in corporate spending, primarily from higher marketing expenses
Restructuring and Other Charges

(In Millions)	Q1 2024	Q1 2023
Employee severance and benefit arrangements	$129	$(39)
Litigation charges and other	—	77
Asset impairment charges	219	26
Total restructuring and other charges	$348	$64
Employee severance and benefit arrangements includes a charge of $129 million in Q1 2024 relating to actions taken to streamline operations and to reduce costs.
Asset impairment charges includes a goodwill impairment loss of $222 million in Q1 2024 related to our new Intel Foundry reporting unit. Refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for further information.

MD&A	33

Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q1 2024	Q1 2023
Ongoing mark-to-market adjustments on marketable equity securities	$(91)	$188
Observable price adjustments on non-marketable equity securities	24	10
Impairment charges	(69)	(36)
Sale of equity investments and other	341	7
Total gains (losses) on equity investments, net	$205	$169
Interest and other, net	$145	$141
Ongoing mark-to-market adjustments for Q1 2024 were primarily driven by our interests in Astera Labs, Inc and Montage Technology Co., Ltd; Q1 2023 was primarily related to our interest in Montage Technology Co., Ltd and others.
In Q1 2024, we recognized a $336 million initial fair value adjustment within sale of equity investments and other upon Astera Labs, Inc shares becoming marketable.
Provision for (Benefit from) Taxes

(In Millions)	Q1 2024	Q1 2023
Income (loss) before taxes	$(719)	$(1,158)
Provision for (benefit from) taxes	$(282)	$1,610
Effective tax rate	39.2%	(139.0)%
In Q1 2024, we recognized a benefit from taxes as we applied our year-to-date actual effective tax rate to our year-to-date measure of ordinary income (loss) before taxes, which reflects our jurisdictional mix of ordinary income and losses.
Our provision for, or benefit from, income taxes for an interim period has historically been determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, we use the actual effective tax rate for the year-to-date period. In Q1 2024, we used the actual effective tax rate approach due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

MD&A	34

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Mar 30, 2024	Dec 30, 2023
Cash and cash equivalents	$6,923	$7,079
Short-term investments	14,388	17,955
Total cash and short-term investments	$21,311	$25,034
Total debt	$52,450	$49,266

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and total cash and short-term investments as shown in the preceding table, are our primary sources of liquidity for funding our strategic business requirements. These sources are further supplemented by our committed credit facilities and other borrowing capacity and certain other Smart Capital initiatives that we have undertaken. Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; working capital requirements; and potential acquisitions, strategic investments, and dividends. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology.
Our total cash and short-term investments and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity for our strategic business requirements. These actions can include, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices, and selling certain of our accounts receivables on a non-recourse basis to third party financial institutions.
We expect to continue to benefit from government incentives, and any incentives above our current expectations would enable us to increase the pace and size of our IDM 2.0 investments. Conversely, incentives below our expectations would increase our anticipated cash requirements and/or potentially curtail planned investments.
In April 2024 our Board of Directors declared a quarterly dividend of $0.125 per share on the company’s common stock, which will be payable on June 1, 2024, to stockholders of record as of May 7, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.
In Q1 2024, we issued a total of $2.6 billion aggregate principal amount of senior notes for general corporate purposes, including, but not limited to, refinancing of outstanding debt and funding for working capital and capital expenditures. We also expanded both our 5-year $5.0 billion revolving credit facility agreement and our 364-day $5.0 billion credit facility agreement, to $7.0 billion and $8.0 billion, respectively, and the maturity dates were extended by one year to February 2029 and January 2025, respectively. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of March 30, 2024, we had $793 million of commercial paper obligations outstanding. As of March 30, 2024, we had no outstanding borrowings on the revolving credit facilities.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments were in investment-grade securities.

Cash flows from operating, investing and financing activities for Q1 2024 and Q1 2023 were as follows:

	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Net cash provided by (used for) operating activities	$(1,223)	$(1,785)
Net cash provided by (used for) investing activities	(2,563)	(8,521)
Net cash provided by (used for) financing activities	3,630	7,394
Net increase (decrease) in cash and cash equivalents	$(156)	$(2,912)
Operating Activities
Operating cash flows consist of net income adjusted for certain non-cash items and changes in certain assets and liabilities.
The decrease in cash used for operations in the first three months of 2024 was primarily driven by a lower net operating loss compared to the first three months of 2023, partially offset by certain cash unfavorable changes in working capital.

MD&A	35

Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from capital-related government incentives.
Cash used for investing activities was lower in the first three months of 2024 compared to the first three months of 2023, primarily due to lower purchases of short-term investments; lower additions to property, plant, and equipment; and increased proceeds from capital-related government incentives. These favorable cash impacts were partially offset by lower maturities and sales of short-term investments and certain other cash unfavorable investing activities during the first three months of 2024.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from partner contributions and equity-related issuances.
Cash provided by financing activities was lower in the first three months of 2024 compared to the first three months of 2023. This decrease was primarily due to a reduction in net proceeds from our debt and commercial paper issuances, net of commercial paper repayments; partially offset by the cash favorable impacts of reduced dividend payments in the first three months of 2024.

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

Non-GAAP adjustment or measure	Definition	Usefulness to management and investors
Acquisition-related adjustments	Amortization of acquisition-related intangible assets consists of amortization of intangible assets such as developed technology, brands, and customer relationships acquired in connection with business combinations. Charges related to the amortization of these intangibles are recorded within both cost of sales and MG&A in our US GAAP financial statements. Amortization charges are recorded over the estimated useful life of the related acquired intangible asset, and thus are generally recorded over multiple years.	We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures because these charges are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends.
Share-based compensation	Share-based compensation consists of charges related to our employee equity incentive plans.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these adjustments provide comparability to peer company results and because these charges are not viewed by management as part of our core operating performance. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends, including in comparison to other peer companies.
Restructuring and other charges
Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include periodic goodwill and asset impairments, certain pension charges, and costs associated with restructuring activity.
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
(Gains) losses on equity investments, net	(Gains) losses on equity investments, net consists of ongoing mark-to-market adjustments on marketable equity securities, observable price adjustments on non-marketable equity securities, related impairment charges, and the sale of equity investments and other.	We exclude these non-operating gains and losses for purposes of calculating certain non-GAAP measures because it provides comparability between periods. The exclusion reflects how management evaluates the core operations of the business.

MD&A	37

(Gains) losses from divestiture	(Gains) losses are recognized at the close of a divestiture, or over a specified deferral period when deferred consideration is received at the time of closing. Based on our ongoing obligation under the NAND wafer manufacturing and sale agreement entered into in connection with the first closing of the sale of our NAND memory business on December 29, 2021, a portion of the initial closing consideration was deferred and will be recognized between first and second closing.	We exclude gains or losses resulting from divestitures for purposes of calculating certain non-GAAP measures because they do not reflect our current operating performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Adjusted free cash flow	We reference a non-GAAP financial measure of adjusted free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Adjusted free cash flow is operating cash flow adjusted for (1) additions to property, plant, and equipment, net of proceeds from capital-related government incentives and partner contributions, and (2) payments on finance leases.	This non-GAAP financial measure is helpful in understanding our capital requirements and sources of liquidity by providing an additional means to evaluate the cash flow trends of our business.
Following are the reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	Mar 30, 2024	Apr 1, 2023
Gross margin percentage	41.0%	34.2%
Acquisition-related adjustments	1.8%	2.8%
Share-based compensation	2.3%	1.4%
Non-GAAP gross margin percentage	45.1%	38.4%

Earnings (loss) per share attributable to Intel—diluted	$(0.09)	$(0.66)
Acquisition-related adjustments	0.06	0.09
Share-based compensation	0.28	0.18
Restructuring and other charges	0.08	0.01
(Gains) losses on equity investments, net	(0.05)	(0.04)
(Gains) losses from divestiture	(0.01)	(0.01)
Adjustments attributable to non-controlling interest	—	—
Income tax effects	(0.09)	0.39
Non-GAAP earnings (loss) per share attributable to Intel—diluted	$0.18	$(0.04)

	Three Months Ended
(In Millions)	Mar 30, 2024	Apr 1, 2023
Net cash provided by (used for) operating activities	$(1,223)	$(1,785)
Net additions to property, plant, and equipment	(4,955)	(6,964)
Payments on finance leases	—	(15)
Adjusted free cash flow	$(6,178)	$(8,764)

Net cash provided by (used for) investing activities	$(2,563)	$(8,521)
Net cash provided by (used for) financing activities	$3,630	$7,394

MD&A	38

Risk Factors and Other Key Information

Risk Factors
The risks described in "Risk Factors" within Other Key Information in our 2023 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and Supplemental Details sections.
Quantitative and Qualitative Disclosures About Market Risk
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. For a discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices, and commodity prices refer to "Quantitative and Qualitative Disclosures About Market Risk" within MD&A in our 2023 Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending March 30, 2024. As of March 30, 2024, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 30, 2024, no such plans or arrangements were adopted or terminated, including by modification.

Other Key Information	39

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions, or dealings with individuals or entities subject to specific US economic sanctions during the reporting period, even when the activities, transactions, or dealings are conducted in compliance with applicable law. On March 2, 2021, the US Secretary of State designated the Federal Security Service of the Russian Federation (FSB) as a party subject to one such sanction. Though Intel has suspended sales in Russia, there may be a need to file documents or engage with FSB as Intel winds up our local Russian offices. All such dealings are explicitly authorized by General License 1B issued by the US Department of the Treasury’s Office of Foreign Assets Control (OFAC), and there are no gross revenues or net profits directly associated with any such dealings by us with the FSB.

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

Other Key Information	40

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
4.1	Twentieth Supplemental Indenture, dated as of February 21, 2024, between Intel Corporation and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee	8-K	000-06217	4.1	2/21/2024
10.1†	Executive Officer Cash Severance Policy of Intel Corporation, dated February 16, 2024	8-K	000-06217	10.1	2/16/2024
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	41

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 4 - 23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 35 - 36
	Results of operations	Pages 3, 24 - 34
	Critical accounting estimates	Page 24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 39
Item 4.	Controls and Procedures	Page 39

Part II - Other Information
Item 1.	Legal Proceedings	Pages 19 - 23
Item 1A.	Risk Factors	Page 39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 39
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Rule 10b5-1 Trading Arrangements	Page 39
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 40
Item 6.	Exhibits	Page 41

Signatures		Page 43

Other Key Information	42

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 25, 2024	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	April 25, 2024	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

43