Form 10-Q
period 2024-06-29
INTEL CORP
filed 2024-08-02
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 26, 2024, the registrant had outstanding 4,276 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate", "achieve", "aim", "ambitions", "anticipate", "believe", "committed", "continue", "could", "designed", "estimate", "expect", "forecast", "future", "goals", "grow", "guidance", "intend", "likely", "may", "might", "milestones", "next generation", "objective", "on track", "opportunity", "outlook", "pending", "plan", "position", "possible", "potential", "predict", "progress", "ramp", "roadmap", "seek", "should", "strive", "targets", "to be", "upcoming", "will", "would", and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
▪our business plans and strategy and anticipated benefits therefrom, including with respect to our IDM 2.0 strategy, Smart Capital strategy, partnerships with Apollo and Brookfield, internal foundry model, updated reporting structure, and AI strategy;
▪projections of our future financial performance, including future revenue, gross margins, capital expenditures, and cash flows;
▪projected costs and yield trends;
▪future cash requirements, the availability, uses, sufficiency, and cost of capital resources, and sources of funding, including for future capital and R&D investments and for returns to stockholders, such as stock repurchases and dividends, and credit ratings expectations;
▪future products, services, and technologies, and the expected goals, timeline, ramps, progress, availability, production, regulation, and benefits of such products, services, and technologies, including future process nodes and packaging technology, product roadmaps, schedules, future product architectures, expectations regarding process performance, per-watt parity, and metrics, and expectations regarding product and process leadership;
▪investment plans and impacts of investment plans, including in the US and abroad;
▪internal and external manufacturing plans, including future internal manufacturing volumes, manufacturing expansion plans and the financing therefor, and external foundry usage;
▪future production capacity and product supply;
▪supply expectations, including regarding constraints, limitations, pricing, and industry shortages;
▪plans and goals related to Intel's foundry business, including with respect to anticipated customers, future manufacturing capacity and service, technology, and IP offerings;
▪expected timing and impact of acquisitions, divestitures, and other significant transactions, including the sale of our NAND memory business;
▪expected completion and impacts of restructuring activities and cost-saving or efficiency initiatives;
▪future social and environmental performance goals, measures, strategies, and results;
▪our anticipated growth, future market share, and trends in our businesses and operations;
▪projected growth and trends in markets relevant to our businesses;
▪anticipated trends and impacts related to industry component, substrate, and foundry capacity utilization, shortages, and constraints;
▪expectations regarding government incentives;
▪future technology trends and developments, such as AI;
▪future macro environmental and economic conditions;
▪geopolitical tensions and conflicts and their potential impact on our business;
▪tax- and accounting-related expectations;
▪expectations regarding our relationships with certain sanctioned parties; and
▪other characterizations of future events or circumstances.

Such statements involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied, including those associated with:
▪the high level of competition and rapid technological change in our industry;
▪the significant long-term and inherently risky investments we are making in R&D and manufacturing facilities that may not realize a favorable return;
▪the complexities and uncertainties in developing and implementing new semiconductor products and manufacturing process technologies;
▪our ability to time and scale our capital investments appropriately and successfully secure favorable alternative financing arrangements and government grants;
▪implementing new business strategies and investing in new businesses and technologies;
▪changes in demand for our products;
▪macroeconomic conditions and geopolitical tensions and conflicts, including geopolitical and trade tensions between the US and China, the impacts of Russia's war on Ukraine, tensions and conflict affecting Israel and the Middle East, and rising tensions between mainland China and Taiwan;
▪the evolving market for products with AI capabilities;

1

▪our complex global supply chain, including from disruptions, delays, trade tensions and conflicts, or shortages;
▪product defects, errata and other product issues, particularly as we develop next-generation products and implement next-generation manufacturing process technologies;
▪potential security vulnerabilities in our products;
▪increasing and evolving cybersecurity threats and privacy risks;
▪IP risks including related litigation and regulatory proceedings;
▪the need to attract, retain, and motivate key talent;
▪strategic transactions and investments;
▪sales-related risks, including customer concentration and the use of distributors and other third parties;
▪our significantly reduced return of capital in recent years;
▪our debt obligations and our ability to access sources of capital;
▪complex and evolving laws and regulations across many jurisdictions;
▪fluctuations in currency exchange rates;
▪changes in our effective tax rate;
▪catastrophic events;
▪environmental, health, safety, and product regulations;
▪our initiatives and new legal requirements with respect to corporate responsibility matters; and
▪other risks and uncertainties described in this report, our 2023 Form 10-K and our other filings with the SEC.

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

2

A Quarter in Review

Total revenue of $12.8 billion was down $116 million from Q2 2023, as CCG revenue increased 9%, DCAI revenue decreased 3%, and NEX revenue decreased 1%. CCG revenue increased primarily due to higher notebook and desktop volumes as customer inventory levels improved compared to higher levels in Q2 2023. DCAI revenue decreased due to lower server volume from lower demand in a competitive environment, partially offset by higher server ASPs primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products. NEX revenue was roughly flat. External Intel Foundry revenue decreased due to lower traditional packaging services and equipment sales. Altera® revenue decreased as customers tempered purchases to reduce existing inventories.

Revenue	Gross Margin	Diluted EPS attributable to Intel	Cash Flows
■ GAAP $B	■ GAAP ■ Non-GAAP	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Adjusted Free Cash Flow $B

$12.8B	35.4%	38.7%	$(0.38)	$0.02	$1.1B	$2.0B
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $116M or 1% from Q2 2023	Gross margin down 0.4 ppts from Q2 2023	Gross margin down 1.1 ppts from Q2 2023	Diluted EPS attributable to Intel down $0.73 from Q2 2023	Diluted EPS attributable to Intel down $0.11 from Q2 2023	Operating cash flow roughly flat with Q2 2023	Adjusted free cash flow up $13.5B or 117% from Q2 2023

Lower Altera, external Intel Foundry, and DCAI revenue, partially offset by higher CCG revenue.	Lower GAAP gross margin from higher unit cost, lower Altera revenue, and higher process development costs, partially offset by lower period charges and higher notebook revenue.		Lower GAAP EPS attributable to lower tax benefit and higher operating expenses.		Cash provided by operating activities was roughly flat as we incurred a higher net loss that was offset by more favorable operating cash flow adjustments.
Key Developments
▪We achieved a critical milestone on Intel 18A with the release to Intel Foundry customers of Intel 18A PDK 1.0.
▪We announced the planned implementation of cost-reduction measures, including reductions in headcount, other operating expenditures, capital expenditures, and cost of sales. These initiatives are designed to accelerate profitable growth, enable further operational efficiency and agility, and create capacity for sustained investment in technology and manufacturing leadership.
▪Our Board of Directors declared a Q3 2024 dividend of $0.125 per share on our common stock consistent with prior quarters. We announced our Board of Directors suspended the declaration of dividends on our common stock starting with Q4 2024, recognizing the importance of prioritizing liquidity to support the investments needed to execute our strategy. The Board of Directors reiterated our long-term commitment to a competitive dividend as cash flows improve to sustainably higher levels.
▪As part of our SCIP program, we completed a transaction with Apollo Global Management, Inc. (Apollo), under which Apollo led an investment of $11.0 billion to acquire a 49% equity interest in an entity related to our Fab 34 in Leixlip, Ireland. Fab 34 is our leading-edge high-volume manufacturing (HVM) facility designed for wafers using the Intel 4 and Intel 3 process technologies.

1 See "Non-GAAP Financial Measures" within MD&A.

A Quarter in Review	3

Consolidated Condensed Statements of Income

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Net revenue	$12,833	$12,949	$25,557	$24,664
Cost of sales	8,286	8,311	15,793	16,018
Gross margin	4,547	4,638	9,764	8,646
Research and development	4,239	4,080	8,621	8,189
Marketing, general, and administrative	1,329	1,374	2,885	2,677
Restructuring and other charges	943	200	1,291	264
Operating expenses	6,511	5,654	12,797	11,130
Operating income (loss)	(1,964)	(1,016)	(3,033)	(2,484)
Gains (losses) on equity investments, net	(120)	(24)	85	145
Interest and other, net	80	224	225	365
Income (loss) before taxes	(2,004)	(816)	(2,723)	(1,974)
Provision for (benefit from) taxes	(350)	(2,289)	(632)	(679)
Net income (loss)	(1,654)	1,473	(2,091)	(1,295)
Less: Net income (loss) attributable to non-controlling interests	(44)	(8)	(100)	(18)
Net income (loss) attributable to Intel	$(1,610)	$1,481	$(1,991)	$(1,277)
Earnings (loss) per share attributable to Intel—basic	$(0.38)	$0.35	$(0.47)	$(0.31)
Earnings (loss) per share attributable to Intel—diluted	$(0.38)	$0.35	$(0.47)	$(0.31)
Weighted average shares of common stock outstanding:
Basic	4,267	4,182	4,254	4,168
Diluted	4,267	4,196	4,254	4,168
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	4

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In Millions; Unaudited)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Net income (loss)	$(1,654)	$1,473	$(2,091)	$(1,295)
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	(153)	(131)	(481)	11
Actuarial valuation and other pension benefits (expenses), net	—	2	—	3
Translation adjustments and other	(1)	4	—	4
Other comprehensive income (loss)	(154)	(125)	(481)	18
Total comprehensive income (loss)	(1,808)	1,348	(2,572)	(1,277)
Less: comprehensive income (loss) attributable to non-controlling interests	(44)	(8)	(100)	(18)
Total comprehensive income (loss) attributable to Intel	$(1,764)	$1,356	$(2,472)	$(1,259)
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	5

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Jun 29, 2024	Dec 30, 2023
Assets
Current assets:
Cash and cash equivalents	$11,287	$7,079
Short-term investments	17,986	17,955
Accounts receivable, net	3,131	3,402
Inventories	11,244	11,127
Other current assets	7,181	3,706
Total current assets	50,829	43,269

Property, plant, and equipment, net of accumulated depreciation of $100,173 ($98,010 as of December 30, 2023)	103,398	96,647
Equity investments	5,824	5,829
Goodwill	27,442	27,591
Identified intangible assets, net	4,383	4,589
Other long-term assets	14,329	13,647
Total assets	$206,205	$191,572

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$4,695	$2,288
Accounts payable	9,618	8,578
Accrued compensation and benefits	2,651	3,655
Income taxes payable	1,856	1,107
Other accrued liabilities	13,207	12,425
Total current liabilities	32,027	28,053

Debt	48,334	46,978
Other long-term liabilities	5,410	6,576
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,276 issued and outstanding (4,228 issued and outstanding as of December 30, 2023)	49,763	36,649
Accumulated other comprehensive income (loss)	(696)	(215)
Retained earnings	66,162	69,156
Total Intel stockholders' equity	115,229	105,590
Non-controlling interests	5,205	4,375
Total stockholders' equity	120,434	109,965
Total liabilities and stockholders’ equity	$206,205	$191,572

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	6

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
(In Millions; Unaudited)	Jun 29, 2024	Jul 1, 2023
Cash and cash equivalents, beginning of period	$7,079	$11,144
Cash flows provided by (used for) operating activities:
Net income (loss)	(2,091)	(1,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,403	3,733
Share-based compensation	1,959	1,661
Restructuring and other charges	1,291	255
Amortization of intangibles	717	909
(Gains) losses on equity investments, net	(84)	(146)
Changes in assets and liabilities:
Accounts receivable	272	1,137
Inventories	(116)	1,240
Accounts payable	184	(1,102)
Accrued compensation and benefits	(1,309)	(1,340)
Income taxes	(2,174)	(2,186)
Other assets and liabilities	(1,983)	(1,843)
Total adjustments	3,160	2,318
Net cash provided by (used for) operating activities	1,069	1,023
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(11,652)	(13,301)
Proceeds from capital-related government incentives	699	49
Purchases of short-term investments	(17,634)	(25,696)
Maturities and sales of short-term investments	17,214	26,957
Other investing	(355)	662
Net cash provided by (used for) investing activities	(11,728)	(11,329)
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	5,804	—
Repayment of commercial paper	(2,609)	(3,944)
Payments on finance leases	—	(96)
Partner contributions	11,861	834
Proceeds from sales of subsidiary shares	—	1,573
Issuance of long-term debt, net of issuance costs	2,975	10,968
Repayment of debt	(2,288)	—
Proceeds from sales of common stock through employee equity incentive plans	631	665
Payment of dividends to stockholders	(1,063)	(2,036)
Other financing	(444)	(453)
Net cash provided by (used for) financing activities	14,867	7,511
Net increase (decrease) in cash and cash equivalents	4,208	(2,795)
Cash and cash equivalents, end of period	$11,287	$8,349

Non-cash supplemental disclosures:
Acquisition of property, plant, and equipment	$5,544	$5,113
Recognition of capital-related government incentives	$1,281	$46
Cash paid during the period for:
Interest, net of capitalized interest	$488	$161
Income taxes, net of refunds	$1,555	$1,520
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	7

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Shares	Amount
Three Months Ended

Balance as of March 30, 2024	4,257	$38,291	$(542)	$68,224	$4,783	$110,756
Net income (loss)	—	—	—	(1,610)	(44)	(1,654)
Other comprehensive income (loss)	—	—	(154)	—	—	(154)
Net proceeds from partner contributions	—	11,012	—	—	426	11,438
Employee equity incentive plans and other	26	5	—	—	—	5
Share-based compensation	—	740	—	—	40	780
Restricted stock unit withholdings	(7)	(285)	—	82	—	(203)
Cash dividends declared ($0.13 per share of common stock)	—	—	—	(534)	—	(534)
Balance as of June 29, 2024	4,276	$49,763	$(696)	$66,162	$5,205	$120,434

Balance as of April 1, 2023	4,171	$32,829	$(419)	$65,649	$2,344	$100,403
Net income (loss)	—	—	—	1,481	(8)	1,473
Other comprehensive income (loss)	—	—	(125)	—	—	(125)
Net proceeds from sales of subsidiary shares and partner contributions	—	866	—	—	1,092	1,958
Employee equity incentive plans and other	22	6	—	—	—	6
Share-based compensation	—	896	—	—	26	922
Restricted stock unit withholdings	(5)	(267)	—	101	—	(166)
Balance as of July 1, 2023	4,188	$34,330	$(544)	$67,231	$3,454	$104,471

Six Months Ended

Balance as of December 30, 2023	4,228	$36,649	$(215)	$69,156	$4,375	$109,965
Net income (loss)	—	—	—	(1,991)	(100)	(2,091)
Other comprehensive income (loss)	—	—	(481)	—	—	(481)
Net proceeds from partner contributions	—	11,012	—	—	849	11,861
Employee equity incentive plans and other	58	631	—	—	—	631
Share-based compensation	—	1,878	—	—	81	1,959
Restricted stock unit withholdings	(10)	(407)	—	60	—	(347)
Cash dividends declared ($0.25 per share of common stock)	—	—	—	(1,063)	—	(1,063)
Balance as of June 29, 2024	4,276	$49,763	$(696)	$66,162	$5,205	$120,434

Balance as of December 31, 2022	4,137	$31,580	$(562)	$70,405	$1,863	$103,286
Net income (loss)	—	—	—	(1,277)	(18)	(1,295)
Other comprehensive income (loss)	—	—	18	—	—	18
Net proceeds from sales of subsidiary shares and partner contributions	—	866	—	—	1,541	2,407
Employee equity incentive plans and other	58	665	—	—	—	665
Share-based compensation	—	1,593	—	—	68	1,661
Restricted stock unit withholdings	(7)	(374)	—	139	—	(235)
Cash dividends declared ($0.49 per share of common stock)	—	—	—	(2,036)	—	(2,036)
Balance as of July 1, 2023	4,188	$34,330	$(544)	$67,231	$3,454	$104,471
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	8

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
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
Our internal foundry model is a key component of our strategy and is designed to reshape our operational dynamics and drive greater transparency, accountability, and focus on costs and efficiency. We also previously announced our intent to operate Altera as a standalone business, with segment reporting beginning in the first quarter of 2024. Altera was previously included in our DCAI segment results. As a result of these changes, we modified our segment reporting in the first quarter of 2024 to align to this new operating model. All prior period segment data has been retrospectively adjusted to reflect the way our Chief Operating Decision Maker (CODM) internally receives information and manages and monitors our operating segment performance starting in fiscal year 2024. There are no changes to our consolidated financial statements for any prior periods.
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
▪Segment expenses: consists of intersegment charges for product manufacturing and related services from Intel Foundry, external foundry and other manufacturing expenses, product development costs, allocated expenses as described below, and direct operating expenses.

Financial Statements	Notes to Financial Statements	9

Intel Foundry
▪Segment revenue: consists substantially of intersegment product and services revenue for wafer fabrication and related products and services sold to Intel Products, Altera, and certain other Intel internal businesses. We recognize intersegment revenue when we satisfy performance obligations as evidenced by the transfer of control of Intel Foundry products and services to the Intel Products businesses, which is generally at the completion of wafer sorting and at the completion of assembly and test services. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third party foundry and assembly and test revenues from external customers that were $77 million in the three months ended June 29, 2024 and $104 million in the first six months of 2024, compared to $231 million in the three months ended July 1, 2023 and $349 million in the first six months of 2023.
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
▪Segment expenses: Altera expenses consist of intersegment charges for product manufacturing and related services from Intel Foundry, third party manufacturing expenses, allocated expenses as described below, and direct operating expenses. Mobileye expenses consists of third party direct expenses for product manufacturing and related services for the manufacturing of Mobileye products and direct operating expenses.
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
We estimate that the substantial majority of our consolidated depreciation expense in the first six months of 2024 and in the first six months of 2023 was incurred by Intel Foundry. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products and other customers. As a result, it is impractical to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss).
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
Intersegment eliminations: Intersegment sales and related gross margin on inventory recorded at the end of the period or sold through to third party customers is eliminated for consolidation purposes. The Intel Products operating segments and Intel Foundry are meant to reflect separate fabless semiconductor and foundry companies. Thus certain intersegment activity is captured within the intersegment eliminations upon consolidation and presented at the Intel consolidated level. This activity primarily relates to inventory reserves, which are determined and recorded based on our accounting policies for Intel as a whole, but are only recorded by the Intel Products operating segments upon transfer of inventory from Intel Foundry. If a reserve is identified prior to the related inventory transferring to Intel Products, that reserve is presented as activity within the intersegment eliminations.

Financial Statements	Notes to Financial Statements	10

Reporting units and goodwill reallocation: As a result of modifying our segment reporting in the first quarter of 2024, we reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a quantitative goodwill impairment assessment for each of our reporting units immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of our post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $222 million in the first quarter of 2024 related to our Intel Foundry reporting unit as the estimated fair value of the new reporting unit was lower than the assigned carrying value, which now includes substantially all of our allocated property, plant, and equipment. The Intel Foundry reporting unit has no remaining goodwill. The fair value substantially exceeded the carrying value for all remaining reporting units tested as part of our post-reorganization impairment test.
Operating segment and consolidated net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Operating segment revenue:
Intel Products:
Client Computing Group
Desktop	$2,527	$2,370	$4,988	$4,249
Notebook	4,480	3,896	9,161	7,303
Other	403	514	794	995
	7,410	6,780	14,943	12,547
Data Center and AI	3,045	3,155	6,081	6,056
Network and Edge	1,344	1,364	2,708	2,853
Total Intel Products revenue	$11,799	$11,299	$23,732	$21,456

Intel Foundry	$4,320	$4,172	$8,689	$9,003
All other
Altera	361	848	703	1,664
Mobileye	440	454	679	912
Other	167	117	361	283
Total all other revenue	968	1,419	1,743	2,859
Total operating segment revenue	$17,087	$16,890	$34,164	$33,318
Intersegment eliminations	(4,254)	(3,941)	(8,607)	(8,654)
Total net revenue	$12,833	$12,949	$25,557	$24,664

Segment operating income (loss):
Intel Products:
Client Computing Group	$2,497	$1,986	$5,142	$3,166
Data Center and AI	276	469	758	491
Network and Edge	139	64	323	(5)
Total Intel Products operating income (loss)	$2,912	$2,519	$6,223	$3,652

Intel Foundry	$(2,830)	$(1,869)	$(5,304)	$(4,229)
All Other
Altera	$(25)	$346	$(64)	$636
Mobileye	72	129	4	252
Other	(82)	(120)	(187)	(186)
Total all other operating income (loss)	$(35)	$355	$(247)	$702
Total segment operating income (loss)	$47	$1,005	$672	$125
Intersegment eliminations	(291)	(413)	203	43
Corporate unallocated expenses	(1,720)	(1,608)	(3,908)	(2,652)
Total operating income (loss)	$(1,964)	$(1,016)	$(3,033)	$(2,484)

Financial Statements	Notes to Financial Statements	11

Corporate Unallocated Expenses
Corporate unallocated expenses represent costs incurred that are not directly attributed to an operating segment. The nature of these expenses may vary, but primarily consist of restructuring and other charges, share-based compensation, certain impairment charges, and certain acquisition-related costs.

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Acquisition-related adjustments	$(265)	$(350)	$(530)	$(721)
Share-based compensation	(780)	(922)	(1,959)	(1,661)
Restructuring and other charges	(943)	(200)	(1,291)	(264)
Other	268	(136)	(128)	(6)
Total corporate unallocated expenses	$(1,720)	$(1,608)	$(3,908)	$(2,652)

Note 3 :	Non-Controlling Interests

	Jun 29, 2024		Dec 30, 2023
(In Millions)	Non-Controlling Interests	Non-Controlling Ownership %	Non-Controlling Interests	Non-Controlling Ownership %
Ireland SCIP	$6	49%	$—	—%
Arizona SCIP	3,152	49%	2,359	49%
Mobileye	1,886	12%	1,838	12%
IMS Nanofabrication	161	32%	178	32%
Total Non-controlling interests	$5,205		$4,375
Semiconductor Co-Investment Program
Ireland SCIP: In the second quarter of 2024, we closed a transaction with Apollo Global Management, Inc., involving the sale of 49% of our interest in an Irish limited liability company (Ireland SCIP) for net proceeds of $11.0 billion, substantially all of which increased our capital in excess of par value. Ireland SCIP is a VIE that we consolidate into our consolidated financial statements because we are the primary beneficiary. Generally, distributions will be received from Ireland SCIP based on both parties' proportional ownership. Ireland SCIP has the rights to operate Fab 34 in Leixlip, Ireland, and has the rights to the related factory output. We have the right to purchase 100% of the related factory output from Ireland SCIP. We will retain sole ownership of Fab 34, will be engaged as the Fab 34 operator in exchange for variable payments from Ireland SCIP based on the related factory output, and will be required to maintain certain performance standards in our capacity as operator. Once Fab 34 construction is complete, we will be required to purchase minimum quantities of the related factory output from Ireland SCIP or we will be subject to pay certain penalties to Ireland SCIP.

As of June 29, 2024, substantially all of the assets of Ireland SCIP consisted of cash and cash equivalents. The remaining assets and liabilities of Ireland SCIP were eliminated in our consolidated financial statements.

Arizona SCIP: We consolidate the results of an Arizona limited liability company (Arizona SCIP), a VIE, into our consolidated financial statements because we are the primary beneficiary. Generally, contributions will be made to, and distributions will be received from Arizona SCIP based on both parties' proportional ownership. We will be the sole operator and main beneficiary of two new chip factories that will be constructed by Arizona SCIP, and we will have the right to purchase 100% of the related factory output. Once production commences, we will be required to operate Arizona SCIP at minimum production levels measured in wafer starts per week and will be required to limit excess inventory held on site or we will be subject to certain penalties.
We have an unrecognized commitment to fund our respective share of the total construction costs of Arizona SCIP of $29.0 billion.
As of June 29, 2024, substantially all of the assets of Arizona SCIP consisted of property, plant, and equipment. The remaining assets and liabilities of Arizona SCIP were eliminated in our consolidated financial statements. The assets held by Arizona SCIP, which can be used only to settle obligations of the VIE and are not available to us, were $6.4 billion as of June 29, 2024 ($4.8 billion as of December 30, 2023).
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

Financial Statements	Notes to Financial Statements	12

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

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Net income (loss)	$(1,654)	$1,473	$(2,091)	$(1,295)
Less: Net income (loss) attributable to non-controlling interests	(44)	(8)	(100)	(18)
Net income (loss) attributable to Intel	$(1,610)	$1,481	$(1,991)	$(1,277)
Weighted average shares of common stock outstanding—basic	4,267	4,182	4,254	4,168
Dilutive effect of employee equity incentive plans	—	14	—	—
Weighted average shares of common stock outstanding—diluted	4,267	4,196	4,254	4,168
Earnings (loss) per share attributable to Intel—basic	$(0.38)	$0.35	$(0.47)	$(0.31)
Earnings (loss) per share attributable to Intel—diluted	$(0.38)	$0.35	$(0.47)	$(0.31)
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan.
Due to our net losses in the three and six months ended June 29, 2024 and the six months ended July 1, 2023, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan had an anti-dilutive effect on diluted loss per share for these periods and were excluded from the computation of diluted loss per share. Securities that were anti-dilutive were insignificant in all periods presented.

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $1.0 billion during the first six months of 2024 ($1.0 billion in the first six months of 2023). After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.
Inventories

(In Millions)	Jun 29, 2024	Dec 30, 2023
Raw materials	$1,284	$1,166
Work in process	6,294	6,203
Finished goods	3,666	3,758
Total inventories	$11,244	$11,127
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $3.0 billion as of June 29, 2024 ($2.9 billion as of December 30, 2023).

Financial Statements	Notes to Financial Statements	13

Interest and Other, Net

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Interest income	$320	$313	$643	$647
Interest expense	(294)	(214)	(552)	(407)
Other, net	54	125	134	125
Total interest and other, net	$80	$224	$225	$365
Interest expense is net of $374 million of interest capitalized in the second quarter of 2024 and $737 million in the first six months of 2024 ($381 million in the second quarter of 2023 and $744 million in the first six months of 2023).

Note 6 :	Restructuring and Other Charges

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Employee severance and benefit arrangements	$165	$171	$294	$132
Litigation charges and other	778	20	778	97
Asset impairment charges	—	9	219	35
Total restructuring and other charges	$943	$200	$1,291	$264
Employee severance and benefit arrangements includes charges of $165 million in the three months ended June 29, 2024 and $294 million in the six months ended June 29, 2024 relating to actions taken to streamline operations and to reduce costs. We expect these actions to be substantially completed by the fourth quarter of 2024, but this is subject to change. Any changes to the estimates or timing will be reflected in our results of operations.
Litigation charges and other includes a charge of $780 million in the second quarter of 2024 arising out of the R2 litigation. Refer to "Note 13: Contingencies" within Notes to Consolidated Condensed Financial Statements for further information on legal proceedings.
Asset impairment charges includes a goodwill impairment loss of $222 million in the first quarter of 2024 related to our Intel Foundry reporting unit. Refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for further information on our business reorganization and goodwill impairment.

Note 7 :	Income Taxes

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Income (loss) before taxes	$(2,004)	$(816)	$(2,723)	$(1,974)
Provision for (benefit from) taxes	$(350)	$(2,289)	$(632)	$(679)
Effective tax rate	17.5%	280.5%	23.2%	34.4%
In the second quarter of 2024 and YTD 2024, our benefit from income taxes was determined using the actual effective tax rate, adjusted for discrete items. We also utilized the actual effective tax rate method for the YTD 2023 period, and had a catch up adjustment to benefit from taxes during the second quarter of 2023 to conform to this methodology. We use the actual effective tax rate for the year-to-date period, adjusted for discrete items, if any, under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate. We used this approach in all periods presented due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions.

Financial Statements	Notes to Financial Statements	14

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-US government bills and bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of June 29, 2024 and December 30, 2023, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our hedged investments was $17.6 billion as of June 29, 2024 ($17.1 billion as of December 30, 2023). For hedged investments still held at the reporting date, we recorded net losses of $139 million in the second quarter of 2024 and net losses of $366 million in the first six months of 2024 ($183 million of net losses in the second quarter of 2023 and $91 million of net losses in the first six months of 2023). We recorded net gains on the related derivatives of $132 million in the second quarter of 2024 and net gains of $390 million in the first six months of 2024 ($237 million of net gains in the second quarter of 2023 and net gains of $124 million in the first six months of 2023).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss) and realized gains or losses recorded in interest and other, net. The adjusted cost of our unhedged investments was $7.7 billion as of June 29, 2024 ($4.7 billion as of December 30, 2023), which approximated the fair value for these periods.
The fair value of marketable debt investments, by contractual maturity, as of June 29, 2024, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$11,498
Due in 1–2 years	1,987
Due in 2–5 years	6,141
Due after 5 years	241
Instruments not due at a single maturity date[1]	5,396
Total	$25,263
1 Instruments not due at a single maturity date is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Jun 29, 2024	Dec 30, 2023
Marketable equity securities[1]	$1,246	$1,194
Non-marketable equity securities	4,574	4,630
Equity method investments	4	5
Total	$5,824	$5,829
1    Substantially all of our marketable equity securities are subject to trading-volume or market-based restrictions, which limit the number of shares we may sell in a specified period of time, impacting our ability to liquidate these investments. Certain of the trading volume restrictions generally apply for as long as we own more than 1% of the outstanding shares. Market-based restrictions result from the rules of the respective exchange.
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Ongoing mark-to-market adjustments on marketable equity securities	$(43)	$(85)	$(134)	$103
Observable price adjustments on non-marketable equity securities	25	—	49	10
Impairment charges	(91)	(38)	(159)	(74)
Sale of equity investments and other[1]	(11)	99	329	106
Total gains (losses) on equity investments, net	$(120)	$(24)	$85	$145
1 Sale of equity investments and other includes initial fair value adjustments recorded upon a security becoming marketable, realized gains (losses) on sales of non-marketable equity investments and equity method investments, and our share of equity method investee gains (losses) and distributions.

Financial Statements	Notes to Financial Statements	15

Note 9 :	Divestitures
NAND Memory Business
We sold our NAND memory technology and manufacturing business (the NAND OpCo Business) to SK hynix Inc. (SK hynix) which we deconsolidated upon closing the first phase of the transaction on December 29, 2021. We have a receivable within other current assets for the transaction's remaining proceeds of $2.0 billion, which remains outstanding as of June 29, 2024 and will be received upon the second closing of the transaction, expected to be in March 2025.
In connection with the transaction, we have a wafer manufacturing and sale agreement that includes incentives and penalties that are contingent on the cost of operation and output of the NAND OpCo Business. These incentives and penalties present a maximum exposure of up to $500 million annually, and $1.5 billion in the aggregate. We are currently in negotiations with SK hynix to update the operating plan of the NAND OpCo Business, which may impact the metrics associated with the incentives and penalties and our expectations of the performance of the NAND OpCo Business against those metrics.
We were reimbursed for costs that we incurred on behalf of the NAND OpCo Business for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements. We recorded a receivable related to these reimbursable costs due from the NAND OpCo Business, a deconsolidated entity, of $144 million within other current assets as of June 29, 2024 ($145 million recorded as of December 30, 2023).

Note 10 :	Borrowings
In the second quarter of 2024, we remarketed $438 million aggregate principal amount of bonds issued by the Industrial Development Authority of the City of Chandler, Arizona. In accordance with loan agreements we entered into with the Industrial Development Authority of the City of Chandler, Arizona, the bonds are unsecured general obligations. The bonds mature in 2049 and have a 4.00% coupon. The bonds are subject to optional tender starting in February 2029 and mandatory tender in June 2029, at which time we may remarket the bonds for a new term period.

In the first quarter of 2024, we issued a total of $2.6 billion aggregate principal amount of senior notes comprised of $500 million in 5.00% senior notes due 2031, $900 million in 5.15% senior notes due 2034 and $1.2 billion in 5.60% senior notes due 2054. All of our senior fixed rate notes pay interest semiannually. We may redeem the fixed rate notes prior to their maturity at our option at specified redemption prices and subject to certain restrictions. The obligations under our senior fixed rate notes rank equally in the right of payment with all of our other existing and future senior unsecured indebtedness and effectively rank junior to all liabilities of our subsidiaries.

In the first quarter of 2024, we expanded both our 5-year $5.0 billion revolving credit facility agreement and our 364-day $5.0 billion credit facility agreement, to $7.0 billion and $8.0 billion, respectively, and the maturity dates were extended by one year to February 2029 and January 2025, respectively. These credit facilities are unsecured general obligations. The revolving credit facilities had no borrowings outstanding as of June 29, 2024.

We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. In the second quarter of 2024, we settled in cash $2.6 billion of our commercial paper and had $3.2 billion of 5.48% - 5.55% commercial paper outstanding as of June 29, 2024, which mature in July 2024 (no commercial paper outstanding as of December 30, 2023). Borrowings under the commercial paper program are unsecured general obligations.

Financial Statements	Notes to Financial Statements	16

Note 11 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Jun 29, 2024				Dec 30, 2023
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$616	$—	$616	$—	$769	$—	$769
Financial institution instruments¹	5,326	1,333	—	6,659	2,241	835	—	3,076
Government debt²	2	—	—	2	—	—	—	—
Reverse repurchase agreements	—	2,915	—	2,915	—	2,554	—	2,554
Short-term investments:
Corporate debt	—	5,781	—	5,781	—	6,951	—	6,951
Financial institution instruments¹	70	3,319	—	3,389	33	4,215	—	4,248
Government debt²	8	8,808	—	8,816	—	6,756	—	6,756
Other current assets:
Derivative assets	131	681	—	812	366	809	—	1,175
Marketable equity securities	1,246	—	—	1,246	1,194	—	—	1,194
Other long-term assets:
Derivative assets	—	2	—	2	—	21	—	21
Total assets measured and recorded at fair value	$6,783	$23,455	$—	$30,238	$3,834	$22,910	$—	$26,744
Liabilities
Other accrued liabilities:
Derivative liabilities	$4	$477	$123	$604	$—	$541	$99	$640
Other long-term liabilities:
Derivative liabilities	—	580	—	580	—	479	—	479
Total liabilities measured and recorded at fair value	$4	$1,057	$123	$1,184	$—	$1,020	$99	$1,119
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of certificates of deposit, time deposits, commercial paper, notes and bonds issued by financial institutions.
2Level 1 investments consist of US Treasury securities. Level 2 investments consist primarily of non-US government debt.

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, certain other receivables, and issued debt. We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of June 29, 2024 was $546 million (the aggregate carrying value as of December 30, 2023 was $559 million).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of our issued debt was $45.9 billion as of June 29, 2024 ($47.6 billion as of December 30, 2023).

Financial Statements	Notes to Financial Statements	17

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jun 29, 2024	Dec 30, 2023
Foreign currency contracts	$32,303	$30,064
Interest rate contracts	17,882	18,363
Other	2,539	2,103
Total	$52,724	$50,530
The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $12.0 billion as of June 29, 2024 and December 30, 2023.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Jun 29, 2024		Dec 30, 2023
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$38	$418	$255	$142
Interest rate contracts	—	699	—	578
Total derivatives designated as hedging instruments	$38	$1,117	$255	$720
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$407	$56	$314	$363
Interest rate contracts	238	7	261	36
Equity contracts	131	4	366	—
Total derivatives not designated as hedging instruments	$776	$67	$941	$399
Total derivatives	$814	$1,184	$1,196	$1,119
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3A substantial majority of these instruments mature within 12 months.

Financial Statements	Notes to Financial Statements	18

Amounts Offset in the Consolidated Condensed Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Jun 29, 2024
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$706	$—	$706	$(331)	$(375)	$—
Reverse repurchase agreements	2,915	—	2,915	—	(2,915)	—
Total assets	$3,621	$—	$3,621	$(331)	$(3,290)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,178	$—	$1,178	$(331)	$(742)	$105
Total liabilities	$1,178	$—	$1,178	$(331)	$(742)	$105

	Dec 30, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,047	$—	$1,047	$(617)	$(430)	$—
Reverse repurchase agreements	2,554	—	2,554	—	(2,554)	—
Total assets	$3,601	$—	$3,601	$(617)	$(2,984)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,111	$—	$1,111	$(617)	$(399)	$95
Total liabilities	$1,111	$—	$1,111	$(617)	$(399)	$95
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges recognized in other comprehensive income (loss) were $227 million net losses in the second quarter of 2024 and $658 million net losses in the first six months of 2024 ($245 million net losses in the second quarter of 2023 and $191 million net losses in the first six months of 2023). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first six months of 2024 and 2023, the amounts excluded from effectiveness testing were insignificant.

Financial Statements	Notes to Financial Statements	19

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Income
	Three Months Ended		Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Interest rate contracts	$24	$(213)	$(120)	$(21)
Hedged items	(24)	213	120	21
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Jun 29, 2024	Dec 30, 2023	Jun 29, 2024	Dec 30, 2023
Long-term debt	$(11,299)	$(11,419)	$698	$578
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Foreign currency contracts	Interest and other, net	$190	$211	$536	$212
Interest rate contracts	Interest and other, net	34	124	151	90
Other	Various	56	100	193	215
Total		$280	$435	$880	$517

Note 13 :	Contingencies
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. We have accrued a charge of $1.0 billion related to litigation involving VLSI (see VLSI Technology LLC v. Intel below), a charge of $780 million related to three separate confidential agreements with R2, Third Point, and TRGP we anticipate entering into (see R2 Semiconductor Patent Litigation below), and a charge of $401 million related to an EC-imposed fine (see European Commission Competition Matter below). Excluding the VLSI claims and the R2 matter, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.

Financial Statements	Notes to Financial Statements	20

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
In April 2022 the EC appealed the General Court’s decision to the Court of Justice, which has indicated it will deliver its judgment in October 2024. In addition, in September 2023 the EC imposed a €376 million ($401 million) fine against us based on its finding that we made payments to prevent sales of specific rival products. We have appealed the EC’s decision. We have accrued a charge for the fine and are unable to make a reasonable estimate of the potential loss or range of losses in excess of this amount given the procedural posture and the nature of these proceedings.
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
As of July 31, 2024, consumer class action lawsuits against us were pending in the US and Canada. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by our actions and/or omissions in connection with Spectre, Meltdown, and other variants of this class of security vulnerabilities that have been identified since 2018, and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the US, class action suits filed in various jurisdictions between 2018 and 2021 were consolidated for all pretrial proceedings in the US District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs’ failure to plead a viable claim. The Ninth Circuit Court of Appeals affirmed the district court’s judgment in November 2023, ending the litigation. In November 2023, new plaintiffs filed a consumer class action complaint in the US District Court for the Northern District of California with respect to a further vulnerability variant disclosed in August 2023 and commonly referred to as “Downfall.” We moved to dismiss that complaint in January 2024. In Canada, an initial status conference has not yet been scheduled in one case relating to Spectre and Meltdown pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
Litigation Related to 7nm Product Delay Announcement
Multiple securities class action lawsuits were filed in the US District Court for the Northern District of California against us and certain officers following our July 2020 announcement of 7nm product delays. The court consolidated the lawsuits and appointed lead plaintiffs in October 2020, and in January 2021 plaintiffs filed a consolidated complaint. Plaintiffs purported to represent all persons who purchased or otherwise acquired our common stock from October 25, 2019 through October 23, 2020, and they generally alleged that defendants violated the federal securities laws by making false or misleading statements about the timeline for 7nm products. The district court granted the defendants’ motion to dismiss the consolidated complaint and entered judgment in April 2023. The Ninth Circuit affirmed the district court’s judgment in April 2024, and plaintiffs did not appeal the Ninth Circuit’s ruling.

Financial Statements	Notes to Financial Statements	21

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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against us in the US District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents VLSI acquired from NXP Semiconductors, N.V. (NXP). VLSI sought damages, attorneys’ fees, costs and interest. Intel prevailed on all eight patents and the court entered final judgment in April 2024. In April 2019, VLSI filed three infringement suits against us in the US District Court for the Western District of Texas accusing various of our processors of infringement of eight additional patents it had acquired from NXP:
▪The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.2 billion in damages and approximately $162 million in pre-judgment and post-judgment interest. We appealed the judgment to the Federal Circuit Court of Appeals, including the court’s rejection of Intel’s claim to have a license from Fortress Investment Group’s acquisition of Finjan. The Federal Circuit Court heard oral argument in October 2023. In December 2023, the Federal Circuit reversed the finding of infringement as to the patent for which VLSI was awarded $675 million. The Federal Circuit affirmed the finding of infringement as to the patent for which VLSI had been awarded $1.5 billion, but vacated the damages award and sent the case back to the trial court for further damages proceedings on that patent. The Federal Circuit also ruled that Intel can advance the defense that it is licensed to VLSI’s patents. In December 2021 and January 2022 the Patent Trial and Appeal Board (PTAB) instituted Inter Partes Reviews (IPR) on the claims found to have been infringed in the first Texas case, and in May and June 2023 found all of those claims unpatentable; VLSI has appealed the PTAB’s decision. In March 2024, Intel filed a motion to stay the case pending appeals of the IPRs. In April 2024, Intel moved to add the defense that it is licensed to VLSI’s patents.
▪The second Texas case went to trial in April 2021, and the jury found that we do not infringe the asserted patents. VLSI had sought approximately $3.0 billion for alleged infringement, plus enhanced damages for willful infringement. The court has not yet entered final judgment.
▪The third Texas case went to trial in November 2022, with VLSI asserting one remaining patent. The jury found the patent valid and infringed, and awarded VLSI approximately $949 million in damages, plus interest and a running royalty. The court has not yet entered final judgment. In February 2023, we filed motions for a new trial and for judgment as a matter of law notwithstanding the verdict on various grounds. Further appeals are possible. In April 2024, Intel moved to add the defense that it is licensed to VLSI’s patents, and the court granted Intel’s motion that same month.
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
In July 2024, Intel filed suit against VLSI in U.S. District Court for the District of Delaware requesting the court find Intel is licensed to VLSI’s patents.
As of June 29, 2024, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. While we dispute VLSI’s claims and intend to vigorously defend against them, we are unable to make a reasonable estimate of losses in excess of recorded amounts given recent developments and future proceedings.

Financial Statements	Notes to Financial Statements	22

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
Intel disputes R2’s claims and intends to defend the lawsuits vigorously. In December 2022, Intel responded in the UK action that the asserted patent is not infringed and that the patent is invalid. Trial in the UK matter took place in April 2024. In July 2024, the UK High Court of Justice found the UK part of R2’s European patent invalid.
In April 2023, defendants filed statements of defense in the German action that the asserted patent is not infringed and that an injunction would be a disproportionate remedy. In May 2023, defendants also filed a nullity action in the German Federal Patent Court on the ground that the asserted patent is invalid.
In December 2023, the German Federal Patent Court issued a preliminary opinion finding R2’s patent valid. A trial in the German Federal Patent Court, followed by a decision on validity is expected in October 2024. In December 2023, the court in Dusseldorf held a trial on the issue of infringement. In February 2024, the court found Intel’s processors infringe and issued an injunction and recall order against Intel and its customers. R2 has not yet sought to enforce the order. Intel has appealed the decision. In April 2024, Intel also filed a complaint with the Constitutional Court seeking a stay and a reversal of the finding of infringement and filed additional evidence with the appeals court to demonstrate that it does not infringe R2’s patent. In May 2024, the Constitutional Court declined to consider Intel’s complaint.
In March 2024, R2 asserted the same patent against Fujitsu and Amazon Web Services in Dusseldorf Regional Court, accusing Ice Lake and Sapphire Rapids in the AWS suit; and Tiger Lake, Ice Lake, Alder Lake, Raptor Lake, and Sapphire Rapids in the Fujitsu suit. R2 seeks an injunction, recall and damages. Intel is indemnifying and defending its customers. In June 2024, defendants filed a writ setting out their defenses.
In March 2024, Intel Corporation Italia S.P.A. filed an action in the Tribunale di Milano seeking an order that Intel processors do not infringe R2’s patent. In May 2024, R2 filed suit in Milan against Intel Corporation Italia S.P.A. and Italian affiliates of customers Dell, HP, and HPE, accusing Intel’s Ice Lake (server and client), Tiger Lake, Alder Lake, and Raptor Lake processors of infringing its patent, and requesting that its suit be consolidated with Intel Corporation Italia S.P.A.’s suit. R2 is requesting an injunction and damages. In June 2024, R2 responded to the suit filed by Intel Corporation Italia S.P.A. and asserted counterclaims of infringement against the same processors R2 accused in its suit.
In April 2024, R2 filed an action against Intel and its customers Dell, HP, and HPE for patent infringement in before the Tribunal Judiciaire of Paris. Intel and its customers have filed a nullity action against the patent in France.
In light of the potential disruption to Intel’s and its customers’ businesses in Europe were the Dusseldorf Regional Court’s injunction and recall order enforced before a decision by the appeals court is expected, the significant delay expected before a decision by the appeals court, and the additional ongoing and potential litigation across other jurisdictions and with respect to other Intel processors and customers, we are in negotiations to enter into three separate confidential agreements with R2, Third Point (the controlling shareholder) and TRGP Capital (a third-party organization funding the lawsuits) to resolve the injunction enforcement risk and related pending litigation, and provide for broad-based litigation peace with these entities, which may include rights to other technology and services to Intel. Based on the anticipated agreements, we recorded a current period charge of $780 million, substantially all of which is attributable to the proposed broad-based litigation peace.

Financial Statements	Notes to Financial Statements	23

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition
5G	The fifth-generation mobile network, which brings dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
AI	Artificial intelligence
ASP	Average selling price
Back end services	Includes assembly, test and packaging services
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
CPU	Processor or central processing unit
CPLD	Complex programmable logic device
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EPS	Earnings per share
2023 Form 10-K	Annual Report on Form 10-K for the year ended December 30, 2023
Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended June 29, 2024
FPGA	Field-programmable gate array
HPC	High performance computing
IDM 2.0	Evolution of our IDM model that combines our internal factory network, strategic use of foundry capacity and our IFS business to position us to drive technology and product leadership
IP	Intellectual property
IPO	Initial public offering
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
R&D	Research and development
RSU	Restricted stock unit
SCIP	Semiconductor Co-Investment Program
SEC	US Securities and Exchange Commission
Smart Capital	Our Smart Capital approach accelerates progress on our IDM 2.0 strategy. This approach is designed to enable us to adjust quickly to opportunities in the market, while managing our margin structure and capital spending. The elements of Smart Capital include capacity investments, government incentives, customer commitments, continued use of external foundries.
SoC	A system on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. Our DCAI and NEX businesses offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
US	United States
US GAAP	US Generally Accepted Accounting Principles
VIE	Variable interest entity

Financial Statements	Notes to Financial Statements	24

Management's Discussion and Analysis

This report should be read in conjunction with our 2023 Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
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

Operating Segments Revenue and Segments Operating Income Summary

Q2 2024 vs. Q2 2023
Total Intel Products revenue was $11.8 billion in Q2 2024 and $11.3 billion in Q2 2023. Revenue increased in Q2 2024 due to our CCG operating segment. Total Intel Products operating income increased to $2.9 billion, or 25% operating margin in Q2 2024 from $2.5 billion, or 22% operating margin in Q2 2023. This Q2 2024 operating margin increase is primarily due to higher Q2 2024 CCG revenue, lower Q2 2024 DCAI and NEX period charges due to the sell-through of previously reserved inventory and lower reserves taken, partially offset by higher Q2 2024 unit costs and higher Q2 2024 operating expenses in DCAI.

YTD 2024 vs. YTD 2023
Total Intel Products revenue was $23.7 billion in YTD 2024 and $21.5 billion in YTD 2023. Revenue increased in YTD 2024 primarily due to our CCG operating segment. Total Intel Products operating income increased to $6.2 billion, or 26% operating margin for YTD 2024 from $3.7 billion, or 17% operating margin in YTD 2023. This YTD 2024 operating margin increase is primarily due to higher YTD 2024 CCG revenue, lower YTD 2024 period charges across each of the Intel Products' operating segments due to the sell-through of previously reserved inventory and lower reserves taken, partially offset by higher YTD 2024 unit costs in CCG and DCAI.

MD&A	25

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

Operating Segment Revenue Summary

Q2 2024 vs. Q2 2023
▪Notebook revenue was $4.5 billion, up $584 million from Q2 2023. Notebook volume increased 11% in Q2 2024 as customer inventory levels improved compared to higher levels in Q2 2023. Notebook ASPs increased 4% in Q2 2024 primarily driven by the ramp of newly introduced products based upon Intel 4 process technology and a lower mix of small core products, partially offset by a higher mix of older generation products.
▪Desktop revenue was $2.5 billion, up $157 million from Q2 2023. Desktop volume increased 11% in Q2 2024 as customer inventory levels improved compared to higher levels in Q2 2023. Desktop ASPs decreased 4% in Q2 2024 primarily driven by a higher mix of older generation products.
▪Other revenue was $403 million, down $111 million from Q2 2023 primarily driven by the exit of legacy businesses.

YTD 2024 vs. YTD 2023
▪Notebook revenue was $9.2 billion, up $1.9 billion from YTD 2023. Notebook volume increased 24% in YTD 2024 as customer inventory levels improved compared to higher levels in YTD 2023. Notebook ASPs increased 2% in YTD 2024 primarily driven by the ramp of newly introduced products based upon Intel 4 process technology and a lower mix of small core products, partially offset by a higher mix of older generation products.
▪Desktop revenue was $5.0 billion, up $739 million from YTD 2023. Desktop volume increased 19% in YTD 2024, as customer inventory levels improved compared to higher levels in YTD 2023. Desktop ASPs were roughly flat with YTD 2023.
▪Other revenue was $794 million, down $201 million from YTD 2023 primarily driven by the exit of legacy businesses.

MD&A	26

Segment Operating Income Summary
Operating income increased 26% from Q2 2023, with an operating margin of 34% in Q2 2024.
Operating income increased 62% from YTD 2023, with an operating margin of 34% in YTD 2024.

(In Millions)
$2,497	Q2 2024 Operating Income
422	Higher product profit primarily from higher notebook and desktop revenue
89	Other
$1,986	Q2 2023 Operating Income

$5,142	YTD 2024 Operating Income
1,428	Higher product profit primarily from higher notebook and desktop revenue
391	Lower period charges primarily driven by lower inventory reserves taken, higher sell-through of previously reserved inventory, and the exit of legacy businesses
235	Lower operating expenses driven by various cost-cutting measures
(198)	Higher unit cost primarily from increased mix of Intel 4 and Intel 7 products
120	Other
$3,166	YTD 2023 Operating Income

MD&A	27

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

Operating Segment Revenue Summary

Q2 2024 vs. Q2 2023
Revenue was $3.0 billion, down $110 million from Q2 2023, driven by a decrease in server revenue. Server volume decreased 22% in Q2 2024 due to lower demand in a competitive environment and a higher mix of high core count products. Server ASPs increased 23% in Q2 2024 primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products.

YTD 2024 vs. YTD 2023
Revenue was $6.1 billion, up $25 million from YTD 2023, driven by an increase in server revenue. Server ASPs increased 24% in YTD 2024 primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products. Server volume decreased 18% in YTD 2024 due to lower demand in a competitive environment and a higher mix of high core count products.

MD&A	28

Segment Operating Income Summary
Operating income decreased 41% from Q2 2023, with an operating margin of 9% in Q2 2024.
Operating income increased 54% from YTD 2023, with an operating margin of 12% in YTD 2024.

(In Millions)
$276	Q2 2024 Operating Income
(293)	Higher server unit cost primarily driven by an increased mix of Intel 7 products
(185)	Higher operating expenses primarily driven by increased investments in leadership products
212	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower reserves taken
73	Other
$469	Q2 2023 Operating Income

$758	YTD 2024 Operating Income
503	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower reserves taken
431	Higher product profit on higher ASPs, net of reduced profit on lower volumes
(570)	Higher server unit cost primarily driven by an increased mix of Intel 7 products
(224)	Higher operating expenses primarily driven by increased product development costs
127	Other
$491	YTD 2023 Operating Income

MD&A	29

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

Operating Segment Revenue Summary

Q2 2024 vs. Q2 2023 and YTD 2024 vs. YTD 2023
Revenue was $1.3 billion, down $20 million from Q2 2023, and YTD 2024 revenue was $2.7 billion, down $145 million from YTD 2023. The revenue decreases in Q2 2024 and YTD 2024 were primarily due to 5G customers tempering purchases to reduce existing inventories, partially offset by higher Edge and Network revenue.

Segment Operating Income (Loss) Summary
Operating income increased 117% from Q2 2023, with an operating margin of 10% in Q2 2024.
Operating income increased $328 million from YTD 2023, with an operating margin of 12% in YTD 2024.

(In Millions)
$139	Q2 2024 Operating Income
75	Lower period charges primarily driven by the sell-through of previously reserved inventory
$64	Q2 2023 Operating Income

$323	YTD 2024 Operating Income (Loss)
255	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower reserves taken
73	Other
$(5)	YTD 2023 Operating Income (Loss)

MD&A	30

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

Operating Segment Revenue Summary

Q2 2024 vs. Q2 2023
Revenue was $4.3 billion, up $148 million from Q2 2023. Intersegment revenue was $4.2 billion, up $302 million from Q2 2023 driven by higher wafer volume primarily from Intel 3, Intel 4, and Intel 7 products, partially offset by lower intersegment ASPs and higher intersegment credits. External revenue was $77 million, down $154 million from Q2 2023 driven by lower traditional packaging services and equipment sales.

YTD 2024 vs. YTD 2023
Revenue was $8.7 billion, down $314 million from YTD 2023. Intersegment revenue was $8.6 billion, down $69 million from YTD 2023 driven by lower back end services revenue, lower intersegment ASPs, and higher intersegment credits in YTD 2024. These intersegment revenue decreases were partially offset by higher intersegment revenue from higher wafer volume primarily from Intel 3, Intel 4, and Intel 7 products. External revenue was $104 million, down $245 million from YTD 2023, driven by lower equipment sales and traditional packaging services.

MD&A	31

Segment Operating Loss Summary
Operating loss was $2.8 billion in Q2 2024, compared to an operating loss of $1.9 billion in Q2 2023.
Operating loss was $5.3 billion in YTD 2024, compared to an operating loss of $4.2 billion in YTD 2023.

(In Millions)
$(2,830)	Q2 2024 Operating Loss
(512)	Lower intersegment product and services profit primarily due to higher cost of production for Intel 4 and Intel 3 products, and lower external revenue
(373)	Higher period charges primarily related to factory start-up costs, costs associated with curtailing capacity on mature technology nodes and asset impairments
(320)	Higher operating expenses primarily driven by increased investments in process technology
244	Lower period charges related to excess capacity charges
$(1,869)	Q2 2023 Operating Loss

$(5,304)	YTD 2024 Operating Loss
(879)	Lower intersegment product and services profit primarily due to higher cost of production for Intel 4 and Intel 3 products, and lower external revenue
(530)	Higher period charges primarily related to factory start-up costs, costs associated with curtailing capacity on mature technology nodes and asset impairments
(386)	Higher operating expenses driven by increased investments in process technology
544	Lower period charges related to excess capacity charges
176	Lower period charges driven by lower intersegment inventory reserves taken
$(4,229)	YTD 2023 Operating Loss

MD&A	32

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

Operating Segments Revenue and Segments Operating Income (Loss) Summary

Q2 2024 vs. Q2 2023
All other revenue was $968 million, down $451 million from Q2 2023. Altera revenue decreased $487 million from Q2 2023, as customers tempered purchases to reduce existing inventories across all product lines. All other operating loss was $35 million in Q2 2024 compared to operating income of $355 million in Q2 2023 primarily due to lower Altera Q2 2024 revenue.

YTD 2024 vs. YTD 2023
All other revenue was $1.7 billion, down $1.1 billion from YTD 2023. Altera revenue decreased $961 million from YTD 2023, as customers tempered purchases to reduce existing inventories across all product lines. Mobileye revenue decreased $233 million from YTD 2023, as customers tempered purchases to reduce existing inventories of EyeQ™ products. All other operating loss was $247 million compared to operating income of $702 million in YTD 2023 due primarily to lower Altera and Mobileye YTD 2024 revenue.

MD&A	33

Consolidated Condensed Results of Operations

	Three Months Ended				Six Months Ended
	Q2 2024		Q2 2023		YTD 2024		YTD 2023
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$12,833	100.0%	$12,949	100.0%	$25,557	100.0%	$24,664	100.0%
Cost of sales	8,286	64.6%	8,311	64.2%	15,793	61.8%	16,018	64.9%
Gross margin	4,547	35.4%	4,638	35.8%	9,764	38.2%	8,646	35.1%
Research and development	4,239	33.0%	4,080	31.5%	8,621	33.7%	8,189	33.2%
Marketing, general, and administrative	1,329	10.4%	1,374	10.6%	2,885	11.3%	2,677	10.9%
Restructuring and other charges	943	7.3%	200	1.5%	1,291	5.1%	264	1.1%
Operating income (loss)	(1,964)	(15.3)%	(1,016)	(7.8)%	(3,033)	(11.9)%	(2,484)	(10.1)%
Gains (losses) on equity investments, net	(120)	(0.9)%	(24)	(0.2)%	85	0.3%	145	0.6%
Interest and other, net	80	0.6%	224	1.7%	225	0.9%	365	1.5%
Income (loss) before taxes	(2,004)	(15.6)%	(816)	(6.3)%	(2,723)	(10.7)%	(1,974)	(8.0)%
Provision for (benefit from) taxes	(350)	(2.7)%	(2,289)	(17.7)%	(632)	(2.5)%	(679)	(2.8)%
Net income (loss)	(1,654)	(12.9)%	1,473	11.4%	(2,091)	(8.2)%	(1,295)	(5.3)%
Less: Net income (loss) attributable to non-controlling interests	(44)	(0.3)%	(8)	(0.1)%	(100)	(0.4)%	(18)	(0.1)%
Net income (loss) attributable to Intel	$(1,610)	(12.5)%	$1,481	11.4%	$(1,991)	(7.8)%	$(1,277)	(5.2)%
Earnings (loss) per share attributable to Intel—diluted	$(0.38)		$0.35		$(0.47)		$(0.31)

MD&A	34

Consolidated Revenue

Consolidated Revenue Walk $B1

Q2 2024 vs. Q2 2023
Our Q2 2024 revenue was $12.8 billion, down $116 million from Q2 2023. CCG revenue increased 9% from Q2 2023 primarily due to higher notebook and desktop volumes as customer inventory levels improved compared to higher levels in Q2 2023. Notebook ASPs increased from Q2 2023 primarily driven by the ramp of newly introduced products based upon Intel 4 process technology and a lower mix of small core products, partially offset by an increased mix of older generation products. Desktop ASPs decreased from Q2 2023 primarily driven by a higher mix of older generation products. DCAI revenue decreased 3% from Q2 2023 due to lower server volume from lower demand in a competitive environment, partially offset by increased server ASPs primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products. NEX revenue was roughly flat with Q2 2023. External Intel Foundry revenue decreased 67% from Q2 2023 due to lower traditional packaging services and equipment sales. Altera revenue decreased 57% from Q2 2023 as customers tempered purchases to reduce existing inventories across product lines.
Our Q2 2024 revenue was unfavorably impacted by the revocation of certain licenses for exports of consumer-related items to a customer in China.
Incentives offered to certain customers to accelerate purchases and to strategically position our products with customers for market segment share purposes, particularly in CCG, contributed approximately $1.3 billion to our revenue during Q2 2024. The impacts of these Q2 2024 incentives were contemplated in our financial guidance for Q3 2024, as included in our Form 8-K dated August 1, 2024.

YTD 2024 vs. YTD 2023
Our YTD 2024 revenue was $25.6 billion, up $893 million or 4% from YTD 2023. CCG revenue increased 19% from YTD 2023 primarily due to higher notebook and desktop volumes as customer inventory levels improved compared to higher levels in YTD 2023. Notebook ASPs increased from YTD 2023 primarily driven by the ramp of newly introduced products based upon Intel 4 process technology and a lower mix of small core products, partially offset by an increased mix of older generation products. Desktop ASPs were roughly flat with YTD 2023. DCAI revenue was roughly flat with YTD 2023 as server ASPs increased primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products, offset primarily by lower server volume from lower demand in a competitive environment. NEX revenue decreased 5% from YTD 2023 primarily due to 5G customers tempering purchases to reduce existing inventories, partially offset by higher Edge and Network revenue. Altera revenue decreased 58% from YTD 2023 as customers tempered purchases to reduce existing inventories across all product lines and Mobileye revenue decreased 26% from YTD 2023 as customers tempered purchases to reduce existing inventories across EyeQ products. External Intel Foundry revenue decreased 70% from YTD 2023 due to lower equipment sales and traditional packaging services.

1 Excludes intersegment revenue

MD&A	35

Consolidated Gross Margin
We derived a majority of our overall gross margin in Q2 2024 and in YTD 2024 from our Intel Products business sales through our CCG, DCAI, and NEX operating segments. Our overall gross margin dollars in Q2 2024 decreased by $91 million, or 2%, compared to Q2 2023, and YTD 2024 increased by $1.1 billion, or 13%, compared to YTD 2023.

Consolidated Gross Margin $B1
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$4,547	Q2 2024 Gross Margin
(651)	Higher unit cost primarily from increased mix of Intel 4 and Intel 7 products
(418)	Lower product profit primarily from lower Altera revenue
(317)	Higher period charges primarily related to factory start-up costs, costs associated with curtailing capacity on mature technology nodes and asset impairments
574	Higher product profit primarily from higher notebook and desktop revenue
353	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken
244	Lower period charges related to excess capacity charges
124	Other
$4,638	Q2 2023 Gross Margin

$9,764	YTD 2024 Gross Margin
2,089	Higher product profit primarily from higher notebook and desktop revenue and higher server ASPs, net of reduced profit on lower server volumes
906	Lower period charges driven by the sell-through of previously reserved inventory and lower reserves taken
544	Lower period charges related to excess capacity charges
(982)	Lower product profit primarily from lower Altera and Mobileye revenue
(968)	Higher unit cost primarily from increased mix of Intel 4 and Intel 7 products
(530)	Higher period charges primarily related to factory start-up costs, costs associated with curtailing capacity on mature technology nodes and asset impairments
59	Other
$8,646	YTD 2023 Gross Margin

1 Excludes intersegment activity

MD&A	36

Operating Expenses
Total R&D and MG&A expenses for Q2 2024 were $5.6 billion, up 2% from Q2 2023, and $11.5 billion for YTD 2024, up 6% from YTD 2023. These expenses represent 43.4% of revenue for Q2 2024 and 42.1% of revenue for Q2 2023, and 45.0% of revenue for YTD 2024 and 44.1% of revenue for YTD 2023. In support of our strategy, described in our 2023 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. This requires continued investments in R&D and focused efforts to attract and retain talent. We expect total R&D and MG&A expenses to be reduced as we implement planned cost-reduction measures, including reductions in headcount and other operating expenditures, designed to accelerate profitable growth, enable further operational efficiency and agility, and create capacity for sustained investment in technology and manufacturing leadership.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q2 2024 vs. Q2 2023

R&D increased by $159 million, or 4%, driven by the following:

+	Investments in our process technology and leadership products
-	Lower share-based compensation and incentive-based cash compensation
YTD 2024 vs. YTD 2023

R&D increased by $432 million, or 5%, driven by the following:

+	Investments in our process technology and leadership products
+	Higher share-based compensation
-	Lower incentive-based cash compensation
-	The effects of various cost cutting measures

Marketing, General, and Administrative
Q2 2024 vs. Q2 2023
MG&A decreased by $45 million, or 3%, driven by the following:

-	Lower share-based compensation and incentive-based cash compensation
+	Increase in corporate spending, primarily driven by our IDM 2.0 transformation

YTD 2024 vs. YTD 2023
MG&A increased by $208 million, or 8%, driven by the following:

+	Increase in corporate spending, primarily driven by our IDM 2.0 transformation and higher marketing expenses
+	Higher share-based compensation
-	Lower incentive-based cash compensation

MD&A	37

Restructuring and Other Charges

(In Millions)	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Employee severance and benefit arrangements	$165	$171	$294	$132
Litigation charges and other	778	20	778	97
Asset impairment charges	—	9	219	35
Total restructuring and other charges	$943	$200	$1,291	$264
Employee severance and benefit arrangements includes charges of $294 million in YTD 2024 relating to actions taken to streamline operations and to reduce costs.
Litigation charges and other includes a charge of $780 million in Q2 2024 arising out of the R2 litigation. Refer to "Note 13: Contingencies" within Notes to Consolidated Condensed Financial Statements for further information on legal proceedings.
Asset impairment charges includes a goodwill impairment loss of $222 million in Q1 2024 related to our Intel Foundry reporting unit. Refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for further information.
Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Ongoing mark-to-market adjustments on marketable equity securities	$(43)	$(85)	$(134)	$103
Observable price adjustments on non-marketable equity securities	25	—	49	10
Impairment charges	(91)	(38)	(159)	(74)
Sale of equity investments and other	(11)	99	329	106
Total gains (losses) on equity investments, net	$(120)	$(24)	$85	$145
Interest and other, net	$80	$224	$225	$365

In Q2 2024, impairments and ongoing mark-to-market losses for our interest in Montage Technology Co., were partially offset by ongoing mark-to-market gains for other marketable equity securities. For YTD 2024, we recognized a $336 million initial fair value adjustment within sale of equity investments and other upon Astera Labs, Inc. shares becoming marketable, which was partially offset by impairments and ongoing mark-to-market losses for our interest in Montage Technology Co.
YTD 2023 gains were primarily driven by our interest in Montage Technology Co., Ltd and others.
Provision for (Benefit from) Taxes

(In Millions)	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Income (loss) before taxes	$(2,004)	$(816)	$(2,723)	$(1,974)
Provision for (benefit from) taxes	$(350)	$(2,289)	$(632)	$(679)
Effective tax rate	17.5%	280.5%	23.2%	34.4%
In Q2 2024, we recognized a benefit from taxes as we applied our year-to-date actual effective tax rate to our year-to-date measure of ordinary income (loss) before taxes, which reflects our jurisdictional mix of ordinary income and losses. Benefit from taxes in Q2 2023 represented the year-to-date true-up adjustment when the actual effective tax rate approach was adopted starting in the second quarter of 2023. Our effective tax rate decreased in YTD 2024 compared to YTD 2023, primarily driven by a higher proportion of our income being taxed in non-US jurisdictions, and our R&D tax credits which provide a tax benefit based on our eligible R&D spending and are not dependent on income before taxes.
Our benefit from income taxes was determined using the actual effective tax rate, adjusted for discrete items, for all periods presented due to the variability of the rate as a result of fluctuations in forecasted income and the effects of being taxed in multiple tax jurisdictions. We use the actual effective tax rate for the year-to-date period, adjusted for discrete items, if any, under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate.

MD&A	38

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Jun 29, 2024	Dec 30, 2023
Cash and cash equivalents	$11,287	$7,079
Short-term investments	17,986	17,955
Total cash and short-term investments	$29,273	$25,034
Total debt	$53,029	$49,266

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and total cash and short-term investments as shown in the preceding table, are our primary sources of liquidity for funding our strategic business requirements. These sources are further supplemented by our committed credit facilities and other borrowing capacity and certain other Smart Capital initiatives that we have undertaken, including our Ireland SCIP transaction that closed in the second quarter of 2024 that resulted in $11.0 billion of net cash inflows to us. Refer to "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements for further information. Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; working capital requirements; potential acquisitions, strategic investments, and dividends. We expect reductions in operating expenditures, capital expenditures, and cost of sales as we implement cost-reduction measures, including reductions in headcount, designed to accelerate profitable growth, enable further operational efficiency and agility, and create capacity for sustained investment in technology and manufacturing leadership. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology.
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
In July 2024 our Board of Directors declared a quarterly dividend of $0.125 per share on the company’s common stock, which will be payable on September 1, 2024, to stockholders of record as of August 7, 2024. On August 1, 2024, we announced our Board of Directors suspended the declaration of quarterly dividends on our common stock starting with Q4 2024, recognizing the importance of prioritizing liquidity to support the investments needed to execute our strategy. The Board of Directors reiterated our long-term commitment to a competitive dividend as cash flows improve to sustainably higher levels.
In the first half of 2024, we issued a total of $2.6 billion aggregate principal amount of senior notes and remarketed $438 million aggregate principal amount of other bonds for general corporate purposes, including, but not limited to, refinancing of outstanding debt and funding for working capital and capital expenditures. We also expanded both our 5-year $5.0 billion revolving credit facility agreement and our 364-day $5.0 billion credit facility agreement, to $7.0 billion and $8.0 billion, respectively, and the maturity dates were extended to February 2029 and January 2025, respectively. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of June 29, 2024, we had $3.2 billion of commercial paper obligations outstanding and no outstanding borrowings on the revolving credit facilities. Refer to "Note 10: Borrowings" within Notes to Consolidated Condensed Financial Statements for further information.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments were in investment-grade securities.

Cash flows from operating, investing and financing activities were as follows:

	Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023
Net cash provided by (used for) operating activities	$1,069	$1,023
Net cash provided by (used for) investing activities	(11,728)	(11,329)
Net cash provided by (used for) financing activities	14,867	7,511
Net increase (decrease) in cash and cash equivalents	$4,208	$(2,795)

MD&A	39

Operating Activities
Operating cash flows consist of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by operations in the first six months of 2024 was roughly flat compared to the first six months of 2023 as we incurred a higher net loss that was offset by more favorable operating cash flow adjustments in the first six months of 2024 relative to the first six months of 2023.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from capital-related government incentives.
Cash used for investing activities was higher in the first six months of 2024 compared to the first six months of 2023, primarily due to a reduction in cash flows from the sales and maturities of short-term investments, net of purchases, and certain other cash unfavorable investing activities during the first six months of 2024. These cash unfavorable movements in the first six months of 2024 were partially offset by lower capital additions and greater proceeds from capital related incentives during the first six months of 2024 relative to the first six months of 2023.
Financing Activities
Financing cash flows consist primarily of proceeds from strategic initiatives including partner contributions and equity-related issuances, issuance and repayment of short-term and long-term debt, and payment of dividends to stockholders.
Cash provided by financing activities was higher in the first six months of 2024 compared to the first six months of 2023, primarily due to higher SCIP partner contributions and reduced dividend payments. These activities were partially offset by a reduction in proceeds from our debt and commercial paper issuances, net of debt and commercial paper repayments; and the absence of proceeds from sales of subsidiary shares in the first six months of 2024 compared to proceeds in the first six months of 2023.

MD&A	40

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
Our non-GAAP financial measures reflect adjustments based on one or more of the following items, as well as the related income tax effects. Income tax effects are calculated using a fixed long-term projected tax rate of 13% across all adjustments. We project this long-term non-GAAP tax rate on at least an annual basis using a five-year non-GAAP financial projection that excludes the income tax effects of each adjustment. The projected non-GAAP tax rate also considers factors such as our tax structure, our tax positions in various jurisdictions, and key legislation in significant jurisdictions where we operate. This long-term non-GAAP tax rate may be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix, or changes to our strategy or business operations. Management uses this non-GAAP tax rate in managing internal short- and long-term operating plans and in evaluating our performance; we believe this approach facilitates comparison of our operating results and provides useful evaluation of our current operating performance.
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
Restructuring and other charges
Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include periodic goodwill and asset impairments, and costs associated with restructuring activity. Q2 2024 includes a charge arising out of the R2 litigation.
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
(Gains) losses on equity investments, net	(Gains) losses on equity investments, net consists of ongoing mark-to-market adjustments on marketable equity securities, observable price adjustments on non-marketable equity securities, related impairment charges, and the sale of equity investments and other.	We exclude these non-operating gains and losses for purposes of calculating certain non-GAAP measures because it provides comparability between periods. The exclusion reflects how management evaluates the core operations of the business.

MD&A	41

(Gains) losses from divestiture	(Gains) losses are recognized at the close of a divestiture, or over a specified deferral period when deferred consideration is received at the time of closing. Based on our ongoing obligation under the NAND wafer manufacturing and sale agreement entered into in connection with the first closing of the sale of our NAND memory business on December 29, 2021, a portion of the initial closing consideration was deferred and will be recognized between first and second closing.	We exclude gains or losses resulting from divestitures for purposes of calculating certain non-GAAP measures because they do not reflect our current operating performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Adjusted free cash flow	We reference a non-GAAP financial measure of adjusted free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Adjusted free cash flow is operating cash flow adjusted for (1) additions to property, plant, and equipment, net of proceeds from capital-related government incentives and partner contributions, and (2) payments on finance leases.	This non-GAAP financial measure is helpful in understanding our capital requirements and sources of liquidity by providing an additional means to evaluate the cash flow trends of our business.
Following are the reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	Jun 29, 2024	Jul 1, 2023
Gross margin percentage	35.4%	35.8%
Acquisition-related adjustments	1.7%	2.4%
Share-based compensation	1.5%	1.6%
Non-GAAP gross margin percentage	38.7%	39.8%

Earnings (loss) per share attributable to Intel—diluted	$(0.38)	$0.35
Acquisition-related adjustments	0.06	0.08
Share-based compensation	0.18	0.22
Restructuring and other charges	0.22	0.05
(Gains) losses on equity investments, net	0.03	0.01
(Gains) losses from divestiture	(0.01)	(0.01)
Adjustments attributable to non-controlling interest	—	—
Income tax effects	(0.08)	(0.57)
Non-GAAP earnings per share attributable to Intel—diluted	$0.02	$0.13

	Six Months Ended
(In Millions)	Jun 29, 2024	Jul 1, 2023
Net cash provided by (used for) operating activities	$1,069	$1,023
Net partner contributions and incentives received (cash expended) for property plant and equipment	908	(12,418)
Payments on finance leases	—	(96)
Adjusted free cash flow	$1,977	$(11,491)

Net cash provided by (used for) investing activities	$(11,728)	$(11,329)
Net cash provided by (used for) financing activities	$14,867	$7,511

MD&A	42

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
Form 8-K Disclosable Events
On July 30, 2024, our Board of Directors approved the adoption of the Intel Corporation Executive Severance Plan, effective as of August 1, 2024. The plan provides that certain senior executives, including the company’s named executive officers other than its CEO, are eligible to receive severance payments and benefits in the event of a termination of employment by the company without cause (as defined in the plan). Subject to the execution and non-revocation of a release of claims in favor of the company, such named executive officers are eligible to receive the following severance payments and benefits:
•a cash payment equal to 1.5 times the sum of base salary and target annual bonus opportunity, payable in installments over an 18-month period following termination of employment in accordance with the company’s payroll practices;
•an additional lump sum payment approximately equal to 18 months of the monthly premium for participation in the company’s group health plans;
•pro-rated vesting of eligible restricted stock units and eligible performance stock units based on the number of whole months of employment during the vesting period; provided that the vesting of time-based equity awards will accelerate at the time of termination of employment and performance-based equity awards will vest based on actual performance results at the end of the applicable performance period; and
•outplacement services at the company’s expense for up to 18 months.
The foregoing summary of the plan does not purport to be complete and is qualified in its entirety by reference to the full text of the plan, a copy of which is filed as Exhibit 10.3 hereto.
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

Other Key Information	43

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending June 29, 2024. As of June 29, 2024, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 29, 2024, no such plans or arrangements were adopted or terminated, including by modification.
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

Other Key Information	44

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
10.1	Purchase and Sale Agreement, dated as of June 4, 2024, by and among Intel Ireland Limited, Grange Newco LLC, and AP Grange Holdings, LLC	8-K	000-06217	10.1	6/4/2024
10.2	Form of Amended and Restated Limited Liability Company Agreement of Grange Newco LLC by and among Grange Newco LLC, Intel Ireland Limited and AP Grange Holdings, LLC	8-K	000-06217	10.2	6/4/2024
10.3†	Executive Severance Plan of Intel Corporation dated August 1, 2024					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	45

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 4 - 24
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 39 - 40
	Results of operations	Pages 3, 25 - 38
	Critical accounting estimates	Page 25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 43
Item 4.	Controls and Procedures	Page 43 - 44

Part II - Other Information
Item 1.	Legal Proceedings	Pages 20 - 24
Item 1A.	Risk Factors	Page 43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 44
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Form 8-K Disclosable Events	Page 43
	Rule 10b5-1 Trading Arrangements	Page 44
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 44
Item 6.	Exhibits	Page 45

Signatures		Page 47

Other Key Information	46

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	August 1, 2024	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	August 1, 2024	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

47