Form 10-Q
period 2024-09-28
INTEL CORP
filed 2024-11-01
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 28, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 25, 2024, the registrant had outstanding 4,313 million shares of common stock.

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
Intel, the Intel logo, Intel Core, Gaudi, Xeon and Altera are trademarks of Intel Corporation or its subsidiaries in the US and/or other countries.
* Other names and brands may be claimed as the property of others.

2

A Quarter in Review

Total revenue of $13.3 billion was down $874 million from Q3 2023, as CCG revenue decreased 7%, Altera® revenue decreased 44%, and external Intel Foundry revenue decreased 79%, partially offset by an increase in DCAI revenue of 9%. Our consolidated results of operations were materially impacted by non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node, restructuring charges resulting from our 2024 Restructuring Plan, non-cash impairments of goodwill and certain other assets, as well as non-cash charges related to a valuation allowance recognized against our net deferred tax assets in Q3 2024.

Revenue	Gross Margin	Diluted EPS attributable to Intel	Cash Flows
■ GAAP $B	■ GAAP ■ Non-GAAP	■ GAAP ■ Non-GAAP	■ Operating Cash Flow $B ■ Adjusted Free Cash Flow $B

$13.3B	15.0%	18.0%	$(3.88)	$(0.46)	$5.1B	$(0.7)B
GAAP	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]	GAAP	non-GAAP[1]
Revenue down $874M or 6% from Q3 2023	Gross margin down 27.5 ppts from Q3 2023	Gross margin down 27.8 ppts from Q3 2023	Diluted EPS attributable to Intel down $3.95 from Q3 2023	Diluted EPS attributable to Intel down $0.87 from Q3 2023	Operating cash flow down $1.7B or 25% from Q3 2023	Adjusted free cash flow improved by $9.8B or 93% from Q3 2023
Lower CCG, Altera, and external Intel Foundry revenue, partially offset by higher DCAI revenue.	Lower GAAP gross margin from non-cash impairments and accelerated depreciation, and higher unit costs.		Lower GAAP EPS attributable to non-cash charges related to valuation allowances recorded against our net deferred tax assets, higher cash and non-cash restructuring and other charges, and non-cash impairments and accelerated depreciation for certain manufacturing assets.		Lower cash provided by operating activities was driven by higher net loss, partially offset by favorable non-cash operating cash flow adjustments and changes in working capital.
Key Developments
▪We continued to advance our previously-announced cost-reduction measures by effectuating the 2024 Restructuring Plan, including reductions in headcount by 16,500 employees, other operating expenditures, capital expenditures, and cost of sales, with respect to which we recognized restructuring charges of $2.8 billion in Q3 2024.
▪Our consolidated results of operations were also materially impacted in Q3 2024 by the following charges:
▪$3.1 billion of charges, substantially all of which were recognized in cost of sales, related to non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node;
▪$2.9 billion of non-cash charges associated with the impairment of goodwill for certain of our reporting units as well as certain acquired intangible assets; and
▪$9.9 billion of non-cash charges that substantially related to valuation allowances recorded to our net deferred tax assets.
▪We announced our intention to establish Intel Foundry as an independent subsidiary. This structure provides clearer separation for external foundry customers and suppliers between Intel Foundry and our Intel Products businesses. It also gives us future flexibility to evaluate independent sources of funding and optimize the capital structure of Intel Foundry and our Intel Products businesses to maximize growth and stockholder value.
▪We were awarded up to $3.0 billion in direct funding under the CHIPS and Science Act for the Secure Enclave program, which is designed to expand the trusted manufacturing of leading-edge semiconductors for the U.S. government.
▪We launched our latest family of x86 processors, the Intel® Core™ Ultra 200V series processors, which deliver exceptional performance, breakthrough x86 power efficiency, improved graphics performance, no-compromise application compatibility, enhanced security and competitive AI compute capabilities.
▪We announced our next-generation of AI solutions with the launch of the Intel® Xeon® 6 processor with Performance-cores and the Intel® Gaudi® 3 AI accelerator.
1 See "Non-GAAP Financial Measures" within MD&A.

A Quarter in Review	3

Consolidated Condensed Statements of Income

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Net revenue	$13,284	$14,158	$38,841	$38,822
Cost of sales	11,287	8,140	27,080	24,158
Gross margin	1,997	6,018	11,761	14,664
Research and development	4,049	3,870	12,670	12,059
Marketing, general, and administrative	1,383	1,340	4,268	4,017
Restructuring and other charges	5,622	816	6,913	1,080
Operating expenses	11,054	6,026	23,851	17,156
Operating income (loss)	(9,057)	(8)	(12,090)	(2,492)
Gains (losses) on equity investments, net	(159)	(191)	(74)	(46)
Interest and other, net	130	147	355	512
Income (loss) before taxes	(9,086)	(52)	(11,809)	(2,026)
Provision for (benefit from) taxes	7,903	(362)	7,271	(1,041)
Net income (loss)	(16,989)	310	(19,080)	(985)
Less: net income (loss) attributable to non-controlling interests	(350)	13	(450)	(5)
Net income (loss) attributable to Intel	$(16,639)	$297	$(18,630)	$(980)
Earnings (loss) per share attributable to Intel—basic	$(3.88)	$0.07	$(4.37)	$(0.23)
Earnings (loss) per share attributable to Intel—diluted	$(3.88)	$0.07	$(4.37)	$(0.23)
Weighted average shares of common stock outstanding:
Basic	4,292	4,202	4,267	4,180
Diluted	4,292	4,229	4,267	4,180
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	4

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Net income (loss)	$(16,989)	$310	$(19,080)	$(985)
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	512	(320)	32	(310)
Actuarial valuation and other pension benefits (expenses), net	—	2	—	5
Translation adjustments and other	(1)	1	(2)	6
Other comprehensive income (loss)	511	(317)	30	(299)
Total comprehensive income (loss)	(16,478)	(7)	(19,050)	(1,284)
Less: comprehensive income (loss) attributable to non-controlling interests	(350)	13	(450)	(5)
Total comprehensive income (loss) attributable to Intel	$(16,128)	$(20)	$(18,600)	$(1,279)
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	5

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Sep 28, 2024	Dec 30, 2023
Assets
Current assets:
Cash and cash equivalents	$8,785	$7,079
Short-term investments	15,301	17,955
Accounts receivable, net	3,121	3,402
Inventories	12,062	11,127
Other current assets	6,868	3,706
Total current assets	46,137	43,269

Property, plant, and equipment, net of accumulated depreciation of $101,124 ($98,010 as of December 30, 2023)	104,248	96,647
Equity investments	5,496	5,829
Goodwill	24,680	27,591
Identified intangible assets, net	3,975	4,589
Other long-term assets	9,006	13,647
Total assets	$193,542	$191,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,074	$8,578
Accrued compensation and benefits	5,015	3,655
Short-term debt	3,765	2,288
Income taxes payable	2,440	1,107
Other accrued liabilities	12,865	12,425
Total current liabilities	35,159	28,053

Debt	46,471	46,978
Other long-term liabilities	7,048	6,576
Contingencies (Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,309 issued and outstanding (4,228 issued and outstanding as of December 30, 2023)	50,665	36,649
Accumulated other comprehensive income (loss)	(185)	(215)
Retained earnings	49,052	69,156
Total Intel stockholders' equity	99,532	105,590
Non-controlling interests	5,332	4,375
Total stockholders' equity	104,864	109,965
Total liabilities and stockholders’ equity	$193,542	$191,572

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	6

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
(In Millions; Unaudited)	Sep 28, 2024	Sep 30, 2023
Cash and cash equivalents, beginning of period	$7,079	$11,144
Cash flows provided by (used for) operating activities:
Net income (loss)	(19,080)	(985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,651	5,753
Share-based compensation	2,759	2,433
Restructuring and other charges	3,626	718
Amortization of intangibles	1,081	1,336
(Gains) losses on equity investments, net	75	47
Deferred taxes	6,368	(1,376)
Impairments and net (gain) loss on retirement of property, plant, and equipment	2,290	(87)
Changes in assets and liabilities:
Accounts receivable	282	1,290
Inventories	(969)	1,758
Accounts payable	566	(1,082)
Accrued compensation and benefits	1,384	(1,171)
Income taxes	(930)	(1,300)
Other assets and liabilities	20	(487)
Total adjustments	24,203	7,832
Net cash provided by (used for) operating activities	5,123	6,847
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(18,110)	(19,054)
Proceeds from capital-related government incentives	725	649
Purchases of short-term investments	(31,519)	(37,287)
Maturities and sales of short-term investments	34,268	36,725
Other investing	144	244
Net cash provided by (used for) investing activities	(14,492)	(18,723)
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	7,349	—
Repayment of commercial paper	(7,349)	(3,944)
Payments on finance leases	—	(96)
Partner contributions	12,278	1,106
Proceeds from sales of subsidiary shares	—	2,423
Issuance of long-term debt, net of issuance costs	2,975	11,391
Repayment of debt	(2,288)	(423)
Proceeds from sales of common stock through employee equity incentive plans	986	1,037
Payment of dividends to stockholders	(1,599)	(2,561)
Other financing	(1,277)	(580)
Net cash provided by (used for) financing activities	11,075	8,353
Net increase (decrease) in cash and cash equivalents	1,706	(3,523)
Cash and cash equivalents, end of period	$8,785	$7,621

Non-cash supplemental disclosures:
Acquisition of property, plant, and equipment	$6,595	$5,234
Recognition of capital-related government incentives	$2,211	$514
Cash paid during the period for:
Interest, net of capitalized interest	$1,099	$663
Income taxes, net of refunds	$1,880	$1,649
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	7

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Shares	Amount
Three Months Ended

Balance as of June 29, 2024	4,276	$49,763	$(696)	$66,162	$5,205	$120,434
Net income (loss)	—	—	—	(16,639)	(350)	(16,989)
Other comprehensive income (loss)	—	—	511	—	—	511
Net proceeds from partner contributions	—	—	—	—	417	417
Employee equity incentive plans and other	38	355	—	—	—	355
Share-based compensation	—	740	—	—	60	800
Restricted stock unit withholdings	(5)	(193)	—	65	—	(128)
Cash dividends declared ($0.13 per share of common stock)	—	—	—	(536)	—	(536)
Balance as of September 28, 2024	4,309	$50,665	$(185)	$49,052	$5,332	$104,864

Balance as of July 1, 2023	4,188	$34,330	$(544)	$67,231	$3,454	$104,471
Net income (loss)	—	—	—	297	13	310
Other comprehensive income (loss)	—	—	(317)	—	—	(317)
Net proceeds from sales of subsidiary shares and partner contributions	—	388	—	—	371	759
Employee equity incentive plans and other	33	372	—	—	—	372
Share-based compensation	—	737	—	—	35	772
Restricted stock unit withholdings	(5)	(174)	—	18	—	(156)
Cash dividends declared ($0.13 per share of common stock)	—	—	—	(525)	—	(525)
Balance as of September 30, 2023	4,216	$35,653	$(861)	$67,021	$3,873	$105,686

Nine Months Ended

Balance as of December 30, 2023	4,228	$36,649	$(215)	$69,156	$4,375	$109,965
Net income (loss)	—	—	—	(18,630)	(450)	(19,080)
Other comprehensive income (loss)	—	—	30	—	—	30
Net proceeds from partner contributions	—	11,012	—	—	1,266	12,278
Employee equity incentive plans and other	96	986	—	—	—	986
Share-based compensation	—	2,618	—	—	141	2,759
Restricted stock unit withholdings	(15)	(600)	—	125	—	(475)
Cash dividends declared ($0.38 per share of common stock)	—	—	—	(1,599)	—	(1,599)
Balance as of September 28, 2024	4,309	$50,665	$(185)	$49,052	$5,332	$104,864

Balance as of December 31, 2022	4,137	$31,580	$(562)	$70,405	$1,863	$103,286
Net income (loss)	—	—	—	(980)	(5)	(985)
Other comprehensive income (loss)	—	—	(299)	—	—	(299)
Net proceeds from sales of subsidiary shares and partner contributions	—	1,254	—	—	1,912	3,166
Employee equity incentive plans and other	91	1,037	—	—	—	1,037
Share-based compensation	—	2,330	—	—	103	2,433
Restricted stock unit withholdings	(12)	(548)	—	157	—	(391)
Cash dividends declared ($0.62 per share of common stock)	—	—	—	(2,561)	—	(2,561)
Balance as of September 30, 2023	4,216	$35,653	$(861)	$67,021	$3,873	$105,686
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	8

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
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
We made certain reclassifications within our Consolidated Condensed Financial Statements during 2024, and, in certain cases, adjusted prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income (loss), cash flows, or stockholders' equity.

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
The accounting policies applied to our segments follow those applied to Intel as a whole. A summary of the basis for which we report our operating segment revenues and operating margin is as follows:
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

Intel Foundry
▪Segment revenue: consists substantially of intersegment product and services revenue for wafer fabrication, substrates and other related products, and services sold to Intel Products, Altera, and certain other Intel internal businesses. We recognize intersegment revenue based on the completion of performance obligations. Product revenue is recognized upon delivery and transfer of ownership which is generally at the completion of wafer sorting. Backend service revenue is recognized upon the completion of assembly and test milestones, which approximates the recognition of revenue over the service period. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third party foundry and assembly and test revenues from external customers that were $67 million in the three months ended September 28, 2024 and $171 million in the first nine months of 2024, compared to $312 million in the three months ended September 30, 2023 and $661 million in the first nine months of 2023.
▪Segment expenses: consists of direct expenses for technology development, product manufacturing and services provided by Intel Foundry to internal and external customers, allocated expenses as described below, and direct operating expenses. Direct expenses for product manufacturing includes excess capacity charges.
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
We allocate operating expenses from our sales and marketing group to the Intel Products operating segments and allocate operating expenses from our finance and administration groups to all of our operating segments, except Mobileye.
We estimate that the substantial majority of our consolidated depreciation expense was incurred by Intel Foundry in the first nine months of 2024 and 2023. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products or other customers. As a result, it is impracticable to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss).
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
Intersegment eliminations: Intersegment sales and related gross margin on inventory recorded at the end of the period or sold through to third party customers is eliminated for consolidation purposes. The Intel Products operating segments and Intel Foundry are meant to reflect separate fabless semiconductor and foundry companies, respectively. Thus, certain intersegment activity is captured within the intersegment eliminations upon consolidation and presented at the Intel consolidated level. This activity primarily relates to inventory reserves, which are determined and recorded based on our accounting policies for Intel as a whole but are only recorded by the Intel Products operating segments upon transfer of inventory from Intel Foundry. If a reserve is identified which relates to neither Intel Products operating segments nor Intel Foundry, the reserve is recognized as activity within the intersegment eliminations for Intel on a consolidated basis.

Financial Statements	Notes to Financial Statements	10

Operating segment and consolidated net revenue and operating income (loss) for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Operating segment revenue:
Intel Products:
Client Computing Group
Desktop	$2,070	$2,753	$7,058	$7,002
Notebook	4,888	4,503	14,049	11,806
Other	372	611	1,166	1,606
	7,330	7,867	22,273	20,414
Data Center and AI	3,349	3,076	9,430	9,132
Network and Edge	1,511	1,450	4,219	4,303
Total Intel Products revenue	$12,190	$12,393	$35,922	$33,849

Intel Foundry	$4,352	$4,732	$13,041	$13,735
All other
Altera	412	735	1,115	2,399
Mobileye	485	530	1,164	1,442
Other	142	187	503	470
Total all other revenue	1,039	1,452	2,782	4,311
Total operating segment revenue	$17,581	$18,577	$51,745	$51,895
Intersegment eliminations	(4,297)	(4,419)	(12,904)	(13,073)
Total net revenue	$13,284	$14,158	$38,841	$38,822

Segment operating income (loss):
Intel Products:
Client Computing Group	$2,722	$2,780	$7,864	$5,946
Data Center and AI	347	391	1,105	882
Network and Edge	268	100	591	95
Total Intel Products operating income (loss)	$3,337	$3,271	$9,560	$6,923

Intel Foundry	$(5,844)	$(1,407)	$(11,148)	$(5,636)
All Other
Altera	9	263	(55)	899
Mobileye	78	170	82	422
Other	(42)	(198)	(229)	(384)
Total all other operating income (loss)	$45	$235	$(202)	$937
Total segment operating income (loss)	$(2,462)	$2,099	$(1,790)	$2,224
Intersegment eliminations	(79)	5	124	48
Corporate unallocated expenses	(6,516)	(2,112)	(10,424)	(4,764)
Total operating income (loss)	$(9,057)	$(8)	$(12,090)	$(2,492)

Financial Statements	Notes to Financial Statements	11

Corporate Unallocated Expenses
Corporate unallocated expenses include certain operating and non-operating costs not allocated to specific operating segments. The nature of these expenses may vary, but primarily consist of restructuring and other charges, share-based compensation, certain impairment charges, and certain acquisition-related costs.

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Acquisition-related costs	$(266)	$(344)	$(796)	$(1,065)
Share-based compensation	(800)	(772)	(2,759)	(2,433)
Restructuring and other charges[1]	(5,622)	(816)	(6,913)	(1,080)
Other	172	(180)	44	(186)
Total corporate unallocated expenses	$(6,516)	$(2,112)	$(10,424)	$(4,764)
1 See "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information.

Note 3 :	Non-Controlling Interests

	Sep 28, 2024		Dec 30, 2023
($ In Millions)	Non-Controlling Interests	Non-Controlling Ownership %	Non-Controlling Interests	Non-Controlling Ownership %
Ireland SCIP	$51	49%	$—	—%
Arizona SCIP	3,518	49%	2,359	49%
Mobileye	1,617	12%	1,838	12%
IMS Nanofabrication	146	32%	178	32%
Total non-controlling interests	$5,332		$4,375
Semiconductor Co-Investment Program
Ireland SCIP
In the second quarter of 2024, we closed a transaction with Apollo Global Management, Inc., involving the sale of 49% of our interest in an Irish limited liability company (Ireland SCIP) for net proceeds of $11.0 billion, substantially all of which increased our capital in excess of par value. Ireland SCIP is a VIE that we consolidate into our consolidated financial statements because we are the primary beneficiary. Generally, distributions will be received from Ireland SCIP based on both parties' proportional ownership. Ireland SCIP has the rights to operate Fab 34 in Leixlip, Ireland, and has the rights to the related factory output. We have the right to purchase 100% of the related factory output from Ireland SCIP. We will retain sole ownership of Fab 34, will be engaged as the Fab 34 operator in exchange for variable payments from Ireland SCIP based on the related factory output, and will be required to maintain certain performance standards in our capacity as operator. Once Fab 34 construction is complete, we will be required to purchase minimum quantities of the related factory output from Ireland SCIP, or we will be subject to pay certain penalties to Ireland SCIP.
As of September 28, 2024, other than cash and cash equivalents held by Ireland SCIP, most of the remaining assets and liabilities of Ireland SCIP were eliminated in our consolidated financial statements.

Arizona SCIP
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
As of September 28, 2024, substantially all of the assets of Arizona SCIP consisted of property, plant, and equipment. The remaining assets and liabilities of Arizona SCIP were eliminated in our consolidated financial statements. The assets held by Arizona SCIP, which can be used only to settle obligations of the VIE and are not available to us, were $9.3 billion as of September 28, 2024 ($4.8 billion as of December 30, 2023).

Financial Statements	Notes to Financial Statements	12

Mobileye
In 2022, Mobileye completed its IPO and certain other equity financing transactions. During 2023, we converted 38.5 million of our Mobileye Class B shares into Class A shares, representing 5% of Mobileye's outstanding capital stock, and subsequently sold the Class A shares for $42 per share as part of a secondary offering, receiving net proceeds of $1.6 billion and increasing our capital in excess of par value by $663 million, net of tax. We continue to consolidate the results of Mobileye into our consolidated financial statements. In the third quarter of 2024, the non-cash impairment of goodwill related to our Mobileye reporting unit was attributed to Intel and to non-controlling interest holders based on our proportional ownership (see "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements).
IMS Nanofabrication
In 2023, we closed agreements to sell a combined 32% minority stake in our IMS business, a business within our Intel Foundry operating segment — including a 20% stake to Bain Capital and a 10% stake to Taiwan Semiconductor Manufacturing Company. Net proceeds resulting from the minority stake sales totaled $1.4 billion, and our capital in excess of par value increased by $958 million, net of tax. We continue to consolidate the results of IMS into our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Net income (loss)	$(16,989)	$310	$(19,080)	$(985)
Less: net income (loss) attributable to non-controlling interests	(350)	13	(450)	(5)
Net income (loss) attributable to Intel	$(16,639)	$297	$(18,630)	$(980)
Weighted average shares of common stock outstanding—basic	4,292	4,202	4,267	4,180
Dilutive effect of employee equity incentive plans	—	27	—	—
Weighted average shares of common stock outstanding—diluted	4,292	4,229	4,267	4,180
Earnings (loss) per share attributable to Intel—basic	$(3.88)	$0.07	$(4.37)	$(0.23)
Earnings (loss) per share attributable to Intel—diluted	$(3.88)	$0.07	$(4.37)	$(0.23)
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan. The potentially dilutive impact from the assumed issuance of common stock associated with the contractual conversion feature is determined by applying the if-converted method to the assumed exercise of the outstanding conversion feature.
In the three and nine months ended September 28, 2024 and in the nine months ended September 30, 2023, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, the assumed issuance of common stock under the stock purchase plan, and the assumed issuance of common stock associated with a contractual conversion feature, as applicable, had an anti-dilutive effect on diluted loss per share and were excluded from the computation of diluted loss per share. During the three months ended September 28, 2024, 160 million anti-dilutive shares were excluded from the computation of diluted earnings per share. In all other periods presented, securities that would have been anti-dilutive were insignificant.

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $1.5 billion during the first nine months of 2024 and 2023. After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.

Financial Statements	Notes to Financial Statements	13

Inventories

(In Millions)	Sep 28, 2024	Dec 30, 2023
Raw materials	$1,434	$1,166
Work in process	6,971	6,203
Finished goods	3,657	3,758
Total inventories	$12,062	$11,127
Property, Plant, and Equipment
We invest in and deploy manufacturing assets in response to manufacturing capacity requirements based upon short- and long-term demand forecasts and economic returns relative to capital outlays. We regularly monitor, evaluate, and adjust our manufacturing capacity footprint in response to a number of volatile factors that impact our business, including demand for our products and services and the state of the semiconductor industry as a whole. In connection with the preparation of our Consolidated Condensed Financial Statements for the third quarter of 2024, we evaluated our current process technology node capacities relative to projected market demand for our products and services, concluding that our manufacturing asset portfolio, primarily for our Intel 7 process node, exceeded manufacturing capacity requirements. Upon performing a re-use assessment, we impaired and accelerated depreciation for certain manufacturing assets. In total, we recorded non-cash impairments and accelerated depreciation charges of $2.1 billion and $945 million, respectively, in the third quarter of 2024, substantially all of which were recognized in cost of sales within our Intel Foundry operating segment.
We also incurred certain other non-cash asset impairment charges of $442 million as a direct result of the 2024 Restructuring Plan (see "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements). These charges were included as a component of "corporate unallocated expenses" within the restructuring and other category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.

Coinciding with the analysis described above and due to the reduction in our market capitalization relative to the net book value of our assets, we tested our asset groupings for impairment. As a result of that testing, which evaluated whether the carrying value of our asset group is recoverable through the related undiscounted cash flows, we concluded that the remaining carrying value of property, plant, and equipment is recoverable as of September 28, 2024.
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $3.2 billion as of September 28, 2024 ($2.9 billion as of December 30, 2023).
Interest and Other, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Interest income	$340	$332	$983	$979
Interest expense	(248)	(204)	(800)	(611)
Other, net	38	19	172	144
Total interest and other, net	$130	$147	$355	$512
Interest expense is net of $392 million of interest capitalized in the third quarter of 2024 and $1.1 billion in the first nine months of 2024 ($395 million in the third quarter of 2023 and $1.1 billion in the first nine months of 2023).

Financial Statements	Notes to Financial Statements	14

Note 6 :	Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Employee severance and benefit arrangements	$2,193	$59	$2,487	$191
Litigation charges and other	36	757	814	854
Asset impairment charges	3,393	—	3,612	35
Total restructuring and other charges	$5,622	$816	$6,913	$1,080
In the third quarter of 2024, the 2024 Restructuring Plan was announced, subsequently approved and committed to by our management team, and initiated to implement cost-reduction measures, including reductions in employee headcount, other operating and non-operating expenditures, and capital expenditures. Restructuring charges are primarily comprised of employee severance and benefit arrangements, non-cash charges related to asset impairments associated with exit activities, as well as charges relating to real estate exits and consolidations. These charges were included as "corporate unallocated expenses" within the restructuring and other category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. We expect to recognize total charges of approximately $3.0 billion under the 2024 Restructuring Plan, the substantial majority of which will be cash settled in future periods. The cumulative cost of the 2024 Restructuring Plan as of September 28, 2024 was $2.8 billion. Any changes to our estimates or timing will be reflected in our results of operations in future periods. We expect actions pursuant to the 2024 Restructuring Plan to be substantially complete by the fourth quarter of 2025, which is subject to change.
Employee severance and benefit arrangements includes charges of $2.2 billion in the third quarter of 2024 relating to the 2024 Restructuring Plan. Charges relating to other actions taken to streamline operations and to reduce costs were $294 million in the nine months ended September 28, 2024, which we expect will be substantially complete by the fourth quarter of 2024. We expect employee severance and benefit-related actions resulting from our 2024 Restructuring Plan to be substantially complete by the fourth quarter of 2025, which is subject to change. Charges accrued as of September 28, 2024 were recorded as current liabilities within accrued compensation and benefits on the Consolidated Condensed Balance Sheets. Charges in the three and nine months ended September 30, 2023 primarily related to the 2022 Restructuring Program, which was completed in the first quarter of 2024.
Litigation charges and other includes a charge of $780 million in the second quarter of 2024 arising out of the R2 litigation. In the third quarter of 2023, we recorded a $401 million charge for an EC-imposed fine. Refer to "Note 14: Contingencies" within Notes to Consolidated Condensed Financial Statements for information about these items. Also, in the third quarter of 2023, we incurred and paid a termination fee of $353 million in connection with our inability to timely obtain required regulatory approvals needed to acquire Tower Semiconductor, Ltd. (Tower).
Asset impairment charges in the third quarter of 2024 primarily includes cash and non-cash charges associated with the 2024 Restructuring Plan, including $442 million of non-cash impairments of construction in progress assets associated with our decision to exit and outsource manufacturing capabilities for certain internal test hardware; and $86 million of non-cash impairments of operating leased assets and related leasehold improvements resulting from real estate consolidations and exits. Real estate consolidations and exits did not materially change our operating lease liabilities and may result in future cash outlays for facility restoration or the relocation of operations. These impairments were recorded within property, plant, and equipment, net of accumulated depreciation, except for the impairment of operating leased assets of $72 million which were recorded within other long-term assets on the Consolidated Condensed Balance Sheets as of September 28, 2024.

In addition, we recorded non-cash goodwill impairment charges of $2.8 billion and $3.0 billion in the three and nine months ended September 28, 2024, respectively (see "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements). Further, in the third quarter of 2024, as a result of a decline in the actual and projected undiscounted cash flows for certain acquired intangible assets, we concluded the assets were not recoverable and recognized a non-cash impairment charge of $108 million. Goodwill and intangible asset impairment charges were included as "corporate unallocated expenses" within the restructuring and other category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.

Financial Statements	Notes to Financial Statements	15

Note 7 :	Income Taxes

	Three Months Ended		Nine Months Ended
($ In Millions)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Income (loss) before taxes	$(9,086)	$(52)	$(11,809)	$(2,026)
Provision for (benefit from) taxes	$7,903	$(362)	$7,271	$(1,041)
Effective tax rate	(87.0)%	696.2%	(61.6)%	51.4%

In the three and nine months ended September 28, 2024, we established a valuation allowance of $9.9 billion as a discrete non-cash tax expense against our US deferred tax assets. We assess the recoverability of our deferred tax assets quarterly, weighing available positive and negative evidence. As a result of our assessment in the third quarter of 2024, we determined it is more likely than not that the deferred tax assets will not be recoverable based upon our three-year cumulative historical loss position as of September 28, 2024, largely resulting from the asset impairment and restructuring and other charges incurred during the current quarter. Deferred tax liabilities of $1.7 billion and $186 million were included within other long-term liabilities on the Consolidated Condensed Balance Sheets as of September 28, 2024 and December 30, 2023, respectively, and deferred tax assets of $634 million and $5.5 billion were included within other long-term assets on the Consolidated Condensed Balance Sheets as of of September 28, 2024 and December 30, 2023, respectively.
In the three and nine months ended September 28, 2024 and September 30, 2023, our provisions for, or benefit from, income taxes were determined using an actual annual effective tax rate, adjusted for discrete items, if any, as we were unable to make a reliable estimate of our annual effective tax rate as a result of fluctuations in forecasted annual income and the effects of being taxed in multiple tax jurisdictions.

Financial Statements	Notes to Financial Statements	16

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-US government bills and bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of September 28, 2024 and December 30, 2023, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our hedged investments was $14.9 billion as of September 28, 2024 ($17.1 billion as of December 30, 2023). For hedged investments still held at the reporting date, we recorded net gains of $406 million in the third quarter of 2024 and net gains of $195 million in the first nine months of 2024 ($329 million of net losses in the third quarter of 2023 and $336 million of net losses in the first nine months of 2023).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss) and realized gains or losses recorded in interest and other, net. The adjusted cost of our unhedged investments was $5.2 billion as of September 28, 2024 ($4.7 billion as of December 30, 2023), which approximated the fair value for these periods.
The fair value of marketable debt investments, by contractual maturity, as of September 28, 2024, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$7,508
Due in 1–2 years	2,322
Due in 2–5 years	6,537
Due after 5 years	215
Instruments not due at a single maturity date[1]	3,544
Total	$20,126
1 Instruments not due at a single maturity date is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Sep 28, 2024	Dec 30, 2023
Marketable equity securities[1]	$980	$1,194
Non-marketable equity securities	4,513	4,630
Equity method investments	3	5
Total	$5,496	$5,829
1    Most of our marketable equity securities are subject to trading-volume or market-based restrictions, which limit the number of shares we may sell in a specified period of time, impacting our ability to liquidate these investments. Certain of the trading volume restrictions generally apply for as long as we own more than 1% of the outstanding shares. Market-based restrictions result from the rules of the respective exchange.
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Ongoing mark-to-market adjustments on marketable equity securities	$(51)	$(267)	$(185)	$(164)
Observable price adjustments on non-marketable equity securities	—	7	49	17
Impairment charges	(110)	(53)	(269)	(127)
Sale of equity investments and other[1]	2	122	331	228
Total gains (losses) on equity investments, net	$(159)	$(191)	$(74)	$(46)
1 Sale of equity investments and other includes initial fair value adjustments recorded upon a security becoming marketable, realized gains (losses) on sales of non-marketable equity investments and equity method investments, and our share of equity method investee gains (losses) and distributions.

Financial Statements	Notes to Financial Statements	17

Note 9 :	Divestitures
NAND Memory Business
We sold our NAND memory technology and manufacturing business (the NAND OpCo Business) to SK hynix Inc. (SK hynix) which we deconsolidated upon closing the first phase of the transaction on December 29, 2021. We have a receivable within other current assets for the transaction's remaining proceeds of $2.0 billion, which remains outstanding as of September 28, 2024 and will be received upon the second closing of the transaction, expected to be in March 2025.
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
We were reimbursed for costs that we incurred on behalf of the NAND OpCo Business for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements. We recorded a receivable related to these reimbursable costs due from the NAND OpCo Business, a deconsolidated entity, of $92 million within other current assets as of September 28, 2024 ($145 million recorded as of December 30, 2023).

Note 10 :	Goodwill
Our quarterly qualitative impairment assessment for the third quarter of 2024 indicated that a more detailed quantitative analysis was necessary for certain of our reporting units, primarily due to the decline in our market capitalization below the carrying value of our net assets, as well as the decline in our Mobileye reporting unit's market capitalization below the carrying value of Mobileye's net assets. Our quantitative assessment was performed by measuring each reporting unit's fair value using either the income approach, the market approach, or a combination of both. When using the income approach, we tested the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. As a result of our impairment tests, we recognized a non-cash goodwill impairment charge of $2.8 billion in the third quarter of 2024 within restructuring and other, most of which related to our Mobileye reporting unit, as the estimated fair value of the reporting unit was lower than the assigned carrying value. The process of valuing each reporting unit is inherently subjective as valuation models require the application of significant estimates and the use of unobservable inputs, including market segment share, projected financial information, and discount rates. No impairment was required for our other reporting units, even when considering a hypothetical increase in the discount rate of 1%, which would cause a material decrease in the estimated fair value of the respective non-impaired reporting units. Finally, to corroborate our estimated fair value, we performed a market capitalization reconciliation as of September 28, 2024, concluding that the implied control premium was reasonable.
In the first quarter of 2024, as a result of modifying our segment reporting, we reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a quantitative goodwill impairment assessment for each of our reporting units immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of our post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $222 million in the first quarter of 2024 related to our Intel Foundry reporting unit as the estimated fair value of the new reporting unit was lower than the assigned carrying value, which now includes substantially all of our allocated property, plant, and equipment. The Intel Foundry reporting unit has no remaining goodwill. At the conclusion of our impairment assessment performed during the first quarter of 2024, the fair value substantially exceeded the carrying value for all remaining reporting units.

Note 11 :	Borrowings
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

In the first quarter of 2024, we expanded both our 5-year $5.0 billion revolving credit facility agreement and our 364-day $5.0 billion credit facility agreement, to $7.0 billion and $8.0 billion, respectively, and the maturity dates were extended by one year to February 2029 and January 2025, respectively. These credit facilities are unsecured general obligations. The revolving credit facilities had no borrowings outstanding as of September 28, 2024 and December 30, 2023.

Financial Statements	Notes to Financial Statements	18

We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. In the first nine months of 2024, we borrowed $7.3 billion and settled in cash $7.3 billion of our commercial paper and had no commercial paper outstanding as of September 28, 2024 and December 30, 2023. Borrowings under the commercial paper program are unsecured general obligations.

Note 12 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Sep 28, 2024				Dec 30, 2023
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$213	$—	$213	$—	$769	$—	$769
Financial institution instruments¹	3,415	1,197	—	4,612	2,241	835	—	3,076
Reverse repurchase agreements	—	3,295	—	3,295	—	2,554	—	2,554
Short-term investments:
Corporate debt	—	5,777	—	5,777	—	6,951	—	6,951
Financial institution instruments¹	129	3,301	—	3,430	33	4,215	—	4,248
Government debt²	20	6,074	—	6,094	—	6,756	—	6,756
Other current assets:
Derivative assets	261	653	—	914	366	809	—	1,175
Marketable equity securities	980	—	—	980	1,194	—	—	1,194
Other long-term assets:
Derivative assets	—	5	—	5	—	21	—	21
Total assets measured and recorded at fair value	$4,805	$20,515	$—	$25,320	$3,834	$22,910	$—	$26,744
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$457	$96	$553	$—	$541	$99	$640
Other long-term liabilities:
Derivative liabilities	—	212	—	212	—	479	—	479
Total liabilities measured and recorded at fair value	$—	$669	$96	$765	$—	$1,020	$99	$1,119
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of certificates of deposit, time deposits, commercial paper, notes, and bonds issued by financial institutions.
2Level 1 investments consist of US Treasury securities. Level 2 investments consist primarily of non-US government debt.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity securities, equity method investments, and certain non-financial assets—such as intangible assets, goodwill, and property, plant, and equipment—are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities during the period, we classify these assets as Level 3. Similarly, impairments recognized on our goodwill, intangible assets, and property, plant, and equipment are categorized as Level 3 within the fair value hierarchy as we utilize unobservable inputs such as prospective financial information, market segment growth rates, and discount rates in the fair value measurement process.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity securities and equity method investments that have not been remeasured or impaired in the current period, grants receivable, certain other receivables, and issued debt. We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial instruments approximates their carrying value. The aggregate carrying value of grants receivable as of September 28, 2024 was $1.1 billion (the aggregate carrying value as of December 30, 2023 was $559 million).

Financial Statements	Notes to Financial Statements	19

We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of our issued debt was $46.0 billion as of September 28, 2024 ($47.6 billion as of December 30, 2023).

Note 13 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 28, 2024	Dec 30, 2023
Foreign currency contracts	$28,674	$30,064
Interest rate contracts	18,105	18,363
Other	2,539	2,103
Total	$49,318	$50,530
The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $12.0 billion as of September 28, 2024 and December 30, 2023.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Sep 28, 2024		Dec 30, 2023
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$290	$54	$255	$142
Interest rate contracts	—	353	—	578
Total derivatives designated as hedging instruments	$290	$407	$255	$720
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$224	$252	$314	$363
Interest rate contracts	144	106	261	36
Equity contracts	261	—	366	—
Total derivatives not designated as hedging instruments	$629	$358	$941	$399
Total derivatives	$919	$765	$1,196	$1,119
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3A substantial majority of these instruments mature within 12 months.

Financial Statements	Notes to Financial Statements	20

Amounts Offset in the Consolidated Condensed Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Sep 28, 2024
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$767	$—	$767	$(319)	$(448)	$—
Reverse repurchase agreements	3,295	—	3,295	—	(3,295)	—
Total assets	$4,062	$—	$4,062	$(319)	$(3,743)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$737	$—	$737	$(319)	$(331)	$87
Total liabilities	$737	$—	$737	$(319)	$(331)	$87

	Dec 30, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,047	$—	$1,047	$(617)	$(430)	$—
Reverse repurchase agreements	2,554	—	2,554	—	(2,554)	—
Total assets	$3,601	$—	$3,601	$(617)	$(2,984)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,111	$—	$1,111	$(617)	$(399)	$95
Total liabilities	$1,111	$—	$1,111	$(617)	$(399)	$95
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to cash flow hedges recognized in other comprehensive income (loss) were $609 million net gains in the third quarter of 2024 and $49 million net losses in the first nine months of 2024 ($454 million net losses in the third quarter of 2023 and $646 million net losses in the first nine months of 2023). Substantially all of our cash flow hedges were foreign currency contracts for all periods presented.
During the first nine months of 2024 and 2023, the amounts excluded from effectiveness testing were insignificant.

Financial Statements	Notes to Financial Statements	21

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In Millions)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Interest rate contracts	$345	$(168)	$225	$(189)
Hedged items	(345)	168	(225)	189
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Sep 28, 2024	Dec 30, 2023	Sep 28, 2024	Dec 30, 2023
Long-term debt	$(11,644)	$(11,419)	$353	$578
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Income for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Foreign currency contracts	Interest and other, net	$(344)	$255	$192	$467
Interest rate contracts	Interest and other, net	(127)	85	24	175
Other	Various	97	(112)	290	103
Total		$(374)	$228	$506	$745

Note 14 :	Contingencies
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. We have accrued a charge of $1.0 billion related to litigation involving VLSI (see VLSI Technology LLC v. Intel below), and a charge of $401 million related to an EC-imposed fine (see European Commission Competition Matter below). Excluding the VLSI claims, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.
In addition, in the second quarter of 2024, we accrued a charge of $780 million related to three separate confidential settlement agreements with R2, Third Point, and TRGP that we entered into in the third quarter of 2024 (see R2 Semiconductor Patent Litigation below).

Financial Statements	Notes to Financial Statements	22

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
In April 2022 the EC appealed the General Court’s findings regarding rebates to the Court of Justice. In October 2024 the Court of Justice dismissed the EC’s appeal, upholding the judgment of the General Court.
In September 2023 the EC imposed a €376 million ($401 million) fine against us based on its 2009 finding that we made payments to prevent sales of specific rival products. We have appealed the EC’s decision. We have accrued a charge for the fine and are unable to make a reasonable estimate of the potential loss or range of losses in excess of this amount given the procedural posture and the nature of these proceedings.
In a related matter, in April 2022 we filed applications with the General Court seeking an order requiring the EC to pay us approximately €593 million in default interest on the original €1.1 billion fine that was held by the EC for 12 years, which applications were stayed pending the EC’s appeal of the General Court’s January 2022 decision.
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
Consumer class action lawsuits against us were pending in the US and Canada. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by our actions and/or omissions in connection with Spectre, Meltdown, and other variants of this class of security vulnerabilities that have been identified since 2018, and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the US, class action suits filed in various jurisdictions between 2018 and 2021 were consolidated for all pretrial proceedings in the US District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs’ failure to plead a viable claim. The Ninth Circuit Court of Appeals affirmed the district court’s judgment in November 2023, ending the litigation. In November 2023, new plaintiffs filed a consumer class action complaint in the US District Court for the Northern District of California with respect to a further vulnerability variant disclosed in August 2023 and commonly referred to as “Downfall.” In August 2024, the district court dismissed plaintiffs’ complaint for failure to plead a viable claim. Plaintiffs filed an amended complaint in September 2024, which we moved to dismiss in October 2024. In Canada, an initial status conference has not yet been scheduled in one case relating to Spectre and Meltdown pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
Litigation Related to Segment Reporting and Internal Foundry Model
A securities class action lawsuit was filed in the US District Court for the Northern District of California in May 2024 against us and certain officers following the modification of our segment reporting in the first quarter of 2024 to align to our new internal foundry operating model. The plaintiff seeks monetary damages on behalf of all persons and entities that purchased or otherwise acquired our common stock from January 25, 2024 through April 25, 2024, and generally alleges that defendants violated the federal securities laws by making false or misleading statements about the growth and prospects of the Foundry business. In August 2024, the court ordered the case consolidated with a second, similar lawsuit in which the plaintiff seeks monetary damages on behalf of all purchasers of our common stock from January 25, 2024 through August 1, 2024. In September 2024, the court appointed co-lead counsel for the consolidated lawsuit and ordered them to file an amended consolidated complaint by the end of October 2024. Given the procedural posture and the nature of the case, including that it is in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class being certified or the ultimate size of any class if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from the matter.

Financial Statements	Notes to Financial Statements	23

Several stockholder derivative lawsuits were filed in the Delaware state and federal courts since the filing of the securities class action lawsuit, alleging that our directors and certain officers breached their fiduciary duties and violated the federal securities laws by making or allowing the statements that are challenged in the securities class action lawsuit. The complaints seek to recover damages from the defendants on behalf of Intel. By stipulation of the parties, the courts have ordered the derivative lawsuits stayed pending certain developments in the securities class action lawsuit.
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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against us in the US District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents VLSI acquired from NXP Semiconductors, N.V. (NXP). VLSI sought damages, attorneys’ fees, costs and interest. Intel prevailed on all eight patents and the court entered final judgment in April 2024. In April 2019, VLSI filed three infringement suits against us in the US District Court for the Western District of Texas accusing various of our processors of infringement of eight additional patents it had acquired from NXP:
▪The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.2 billion in damages and approximately $162 million in pre-judgment and post-judgment interest. We appealed the judgment to the Federal Circuit Court of Appeals, including the court’s rejection of Intel’s claim to have a license from Fortress Investment Group’s acquisition of Finjan. The Federal Circuit Court heard oral argument in October 2023. In December 2023, the Federal Circuit reversed the finding of infringement as to the patent for which VLSI was awarded $675 million. The Federal Circuit affirmed the finding of infringement as to the patent for which VLSI had been awarded $1.5 billion, but vacated the damages award and sent the case back to the trial court for further damages proceedings on that patent. The Federal Circuit also ruled that Intel can advance the defense that it is licensed to VLSI’s patents. In December 2021 and January 2022 the Patent Trial and Appeal Board (PTAB) instituted Inter Partes Reviews (IPR) on the claims found to have been infringed in the first Texas case, and in May and June 2023 found all of those claims unpatentable; VLSI has appealed the PTAB’s decisions. In April 2024, Intel moved to add the defense that it is licensed to VLSI’s patents. No trial dates have been set.
▪The second Texas case went to trial in April 2021, and the jury found that we do not infringe the asserted patents. VLSI had sought approximately $3.0 billion for alleged infringement, plus enhanced damages for willful infringement. In September 2024, the court denied VLSI’s motion for a new trial. Other post-trial motions remain pending, and the court has not yet entered final judgment.
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
In May 2019, VLSI filed a case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. asserting one patent against certain Intel core processors. The court held a trial hearing in December 2020, where VLSI requested expenses (RMB 300 thousand) and an injunction. In December 2022, we filed a petition to invalidate the patent at issue. The court held a second trial hearing in May 2022, and in October 2023, issued a decision finding no infringement and dismissing all claims. In November 2023, VLSI appealed the finding of non-infringement to the Supreme People’s Court. The Supreme People’s Court has set an evidentiary hearing in October 2024.

Financial Statements	Notes to Financial Statements	24

In July 2024, Intel filed suit against VLSI in U.S. District Court for the District of Delaware requesting the court find Intel is licensed to VLSI’s patents. In September 2024, VLSI filed motions requesting that Intel’s complaint be dismissed, transferred, or stayed.
As of September 28, 2024, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. While we dispute VLSI’s claims and intend to vigorously defend against them, we are unable to make a reasonable estimate of losses in excess of recorded amounts given recent developments and future proceedings.
R2 Semiconductor Patent Litigation
In November 2022, R2 Semiconductor, Inc. (R2) filed a lawsuit in the High Court of Justice in the UK against Intel Corporation (UK) Limited and Intel Corporation, and a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH and certain Intel customers. R2 asserts one European patent is infringed by Intel’s Ice Lake, Tiger Lake, Alder Lake and Ice Lake Server (Xeon) processors (the accused products), and customer servers and laptops that contain those processors. In July 2024, the UK High Court of Justice found the UK part of R2’s European patent invalid. In February 2024, the Dusseldorf court found Intel’s processors infringe and issued an injunction and recall order against Intel and its customers. In March 2024, R2 asserted the same patent against Fujitsu and Amazon Web Services in Dusseldorf Regional Court, accusing Ice Lake and Sapphire Rapids in the AWS suit; and Tiger Lake, Ice Lake, Alder Lake, Raptor Lake, and Sapphire Rapids in the Fujitsu suit. R2 seeks an injunction, recall and damages. Intel is indemnifying and defending its customers. In March 2024, Intel Corporation Italia S.P.A. filed an action in the Tribunale di Milano seeking an order that Intel processors do not infringe R2’s patent. In May 2024, R2 filed suit in Milan against Intel Corporation Italia S.P.A. and Italian affiliates of customers Dell, HP, and HPE, accusing Intel’s Ice Lake (server and client), Tiger Lake, Alder Lake, and Raptor Lake processors of infringing its patent, and requesting that its suit be consolidated with Intel Corporation Italia S.P.A.’s suit. R2 is requesting an injunction and damages. In April 2024, R2 filed an action against Intel and its customers Dell, HP, and HPE for patent infringement before the Tribunal Judiciaire of Paris. Intel and its customers filed a nullity action against the patent in France.
In light of the potential disruption to Intel’s and its customers’ businesses in Europe were the Dusseldorf Regional Court’s injunction and recall order to be enforced before a decision by the appeals court was expected, the significant delay expected before a decision by the appeals court, and the additional ongoing and potential litigation across other jurisdictions and with respect to other Intel processors and customers, in August 2024 Intel entered into three separate confidential agreements with R2, Third Point (the controlling shareholder) and TRGP Capital (a third-party organization funding the lawsuits) to resolve the injunction enforcement risk and related pending litigation, and provide for broad-based litigation peace with these entities, which included rights to other technology and services to Intel. Across the three agreements, Intel will pay an aggregate amount of $780 million.

Financial Statements	Notes to Financial Statements	25

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition
2024 Restructuring Plan
Cost and capital reduction initiatives approved by management, the board of directors or the Audit & Finance Committee of the board of directors designed to adjust spending to current business trends and achieve objectives announced in Q3 2024 with respect to reducing operating expenses, reducing capital expenditures and reducing cost of sales while enabling Intel's new operating model and continuing to fund investments in Intel's core strategy.

5G	The fifth-generation mobile network, which brings dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASP	Average selling price
Back end services	Includes assembly, test and packaging services
CCG	Client Computing Group operating segment
CODM	Chief operating decision maker
CPU	Processor or central processing unit
CPLD	Complex programmable logic device
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EPS	Earnings per share
2023 Form 10-K	Annual Report on Form 10-K for the year ended December 30, 2023
Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended June 29, 2024
FPGA	Field-programmable gate array
HPC	High performance computing
IDM 2.0	Evolution of our IDM model that combines our internal factory network, strategic use of foundry capacity and our IFS business to position us to drive technology and product leadership
IP	Intellectual property
IPO	Initial public offering
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
R&D	Research and development
RSU	Restricted stock unit
SCIP	Semiconductor Co-Investment Program
SEC	US Securities and Exchange Commission
Smart Capital	Our Smart Capital approach accelerates progress on our IDM 2.0 strategy. This approach is designed to enable us to adjust quickly to opportunities in the market, while managing our margin structure and capital spending. The elements of Smart Capital include capacity investments, government incentives, customer commitments, continued use of external foundries.
SoC	A system on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. Our DCAI and NEX businesses offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
US	United States
US GAAP	US Generally Accepted Accounting Principles
VIE	Variable interest entity

Financial Statements	Notes to Financial Statements	26

Management's Discussion and Analysis

This report should be read in conjunction with our 2023 Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
In Q3 2024, we announced our intention to implement a series of cost and capital reduction initiatives designed to adjust our spending to current business trends while enabling our new operating model and continuing to fund investments in our core strategy - returning to process leadership. These initiatives include reducing headcount by approximately 16,500 employees as of Q3 2024, consolidating and reducing our global real estate footprint, conducting portfolio reviews of our businesses under a 'clean sheet' view, rationalizing capital investments and deployments based upon demand signals and capacity requirements, and reducing our overall operating expenses. We expect the total impact from headcount reduction initiatives to exceed 15% of our core Intel workforce by year end. As a result of initiating and deploying our 2024 Restructuring Plan, we recognized restructuring charges of $2.8 billion in Q3 2024 as follows:
▪cash-based employee severance and related employee exit charges of $2.2 billion;
▪non-cash charges directly resulting from our decision to exit manufacturing capabilities for internal-use test hardware, resulting in the impairment of certain construction in progress assets of $442 million; and
▪non-cash charges associated with real estate consolidation and exits that resulted in the impairment of certain operating leased assets and related leasehold improvements of $86 million.
In Q3 2024, our consolidated results of operations were also materially impacted by the following:

▪$3.1 billion of charges, substantially all of which were recorded to cost of sales, related to non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node;
▪$2.9 billion of non-cash charges, all of which were recorded as other charges in the restructuring and other line as presented in our Consolidated Condensed Statements of Income, which were associated with the impairment of goodwill for certain of our reporting units as well as certain acquired intangible assets (combined with the restructuring charges associated with the 2024 Restructuring Plan, our restructuring and other charges totaled $5.6 billion in Q3 2024 — see "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements); and
▪$9.9 billion of non-cash charges recorded to provision for (benefit from) income taxes that substantially related to valuation allowances recorded to our net deferred tax assets (see "Note 7: Income Taxes" within Notes to Consolidated Condensed Financial Statements).
Our discussion regarding our segments' results of operations presented below excludes the $5.6 billion of restructuring and other charges and $9.9 billion of charges resulting from valuation allowances recorded against our net deferred tax assets, in addition to certain other items, as our chief operating decision maker receives, views and uses information for decision making purposes based upon segment results that exclude such items.
"Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements of this Form 10-Q provides additional information about our operating segments, including the nature of segment revenues and expenses, and reconciles our segment revenues presented below to our total consolidated net revenues and our segment operating income (loss) presented below to our total consolidated operating income (loss) for each of the periods presented.
Separately, during and following Q3 2024, there has been a significant escalation in hostilities in Israel and the surrounding region. We continue to monitor the impact the geopolitical conflict could have on our operations in Israel, including potential disruption of our wafer fabrication facility and our product development centers. To date, while we have had a substantial number of our employees called for active military duty, we have not had a material interruption in either our manufacturing operations or our product development centers. As a significant portion of our revenues are generated from products on Intel 7 manufactured at our fabrication facility in Israel and we are not insured for business interruptions, a disruption of that facility could have a significant adverse impact on our business. Additionally, our property, plant, and equipment assets in Israel are self-insured and could be impacted from the conflict.
For additional key highlights of our results of operations, see "A Quarter in Review."

MD&A	27

Operating Segment Trends and Results
Intel Products
Intel Products consists substantially of the design, development, marketing, sale, support, and servicing of CPUs and related solutions for third party customers. Intel Products is comprised of three operating segments: CCG, DCAI, and NEX.

Financial Performance

Intel Products Operating Segments Revenue $B	Intel Products Segments Operating Income $B

Operating Segments Revenue and Segments Operating Income Summary

Q3 2024 vs. Q3 2023
Total Intel Products revenue was $12.2 billion in Q3 2024 and $12.4 billion in Q3 2023. Revenue decreased in Q3 2024 due to our CCG operating segment. Total Intel Products operating income was $3.3 billion in Q3 2024, roughly flat with Q3 2023.

YTD 2024 vs. YTD 2023
Total Intel Products revenue was $35.9 billion in YTD 2024 and $33.8 billion in YTD 2023. Revenue increased in YTD 2024 due to our CCG and DCAI operating segments. Total Intel Products operating income increased to $9.6 billion, or 27% operating margin for YTD 2024 from $6.9 billion, or 20% operating margin in YTD 2023. This YTD 2024 operating margin increase is primarily due to higher YTD 2024 CCG revenue, lower YTD 2024 period charges across each of the Intel Products' operating segments due to the sell-through of previously reserved inventory and lower reserves taken, partially offset by higher YTD 2024 unit costs in CCG and DCAI.

MD&A	28

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

Operating Segment Revenue Summary

Q3 2024 vs. Q3 2023
▪Notebook revenue was $4.9 billion, up $385 million from Q3 2023. Notebook volume increased 6% in Q3 2024 as customer inventory levels improved compared to Q3 2023. Notebook ASPs increased 3% in Q3 2024 primarily driven by the ramp of newly introduced products based upon Intel 4 process technology and higher ASPs on older generation products, partially offset by a higher mix of small core products.
▪Desktop revenue was $2.1 billion, down $683 million from Q3 2023. Desktop volume decreased 26% in Q3 2024 primarily due to customers tempering purchases to reduce existing inventories and lower demand compared to Q3 2023. Desktop ASPs in Q3 2024 were roughly flat with Q3 2023.
▪Other revenue was $372 million, down $239 million from Q3 2023 primarily driven by the exit of legacy businesses.

YTD 2024 vs. YTD 2023
▪Notebook revenue was $14.0 billion, up $2.2 billion from YTD 2023. Notebook volume increased 17% in YTD 2024 as customer inventory levels improved compared to higher levels in YTD 2023. Notebook ASPs increased 2% in YTD 2024 primarily driven by the ramp of newly introduced products based upon Intel 4 process technology, partially offset by a higher mix of small core products.
▪Desktop revenue was $7.1 billion, up $56 million from YTD 2023. Desktop volume and ASPs were roughly flat with YTD 2023.
▪Other revenue was $1.2 billion, down $440 million from YTD 2023 primarily driven by the exit of legacy businesses.

MD&A	29

Segment Operating Income Summary
Operating income decreased 2% from Q3 2023, with an operating margin of 37% in Q3 2024.
Operating income increased 32% from YTD 2023, with an operating margin of 35% in YTD 2024.

(In Millions)
$2,722	Q3 2024 Operating Income
(389)	Lower product profit primarily from lower desktop revenue
260	Higher product profit primarily from higher notebook revenue
71	Other
$2,780	Q3 2023 Operating Income

$7,864	YTD 2024 Operating Income
1,305	Higher product profit primarily from higher notebook and desktop revenue
413	Lower other period charges primarily driven by lower inventory reserves taken, higher sell-through of previously reserved inventory and lower samples
(150)	Higher unit cost primarily from increased mix of Intel 4 and Intel 7 products
350	Other
$5,946	YTD 2023 Operating Income

MD&A	30

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

Operating Segment Revenue Summary

Q3 2024 vs. Q3 2023
Revenue was $3.3 billion, up $273 million from Q3 2023, primarily driven by an increase in server revenue. Server volume increased 6% in Q3 2024 due to increased hyperscale customer-related demand. Server ASPs in Q3 2024 were roughly flat with Q3 2023.

YTD 2024 vs. YTD 2023
Revenue was $9.4 billion, up $298 million from YTD 2023, driven by an increase in server revenue. Server ASPs increased 16% in YTD 2024 primarily due to a higher mix of high core count products. Server volume decreased 11% in YTD 2024 due to lower demand in a competitive environment and a higher mix of high core count products.

MD&A	31

Segment Operating Income Summary
Operating income decreased 11% from Q3 2023, with an operating margin of 10% in Q3 2024.
Operating income increased 25% from YTD 2023, with an operating margin of 12% in YTD 2024.

(In Millions)
$347	Q3 2024 Operating Income
(313)	Higher period charges due to higher accelerator inventory reserves taken and other direct spending charges incurred
(192)	Higher server unit cost primarily driven by an increased mix of Intel 7 products
249	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower non-accelerator inventory reserves taken
116	Higher product profit primarily from higher server revenue
96	Other
$391	Q3 2023 Operating Income

$1,105	YTD 2024 Operating Income
752	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower non-accelerator inventory reserves taken
573	Higher product profit on higher ASPs, net of reduced profit on lower volumes
(788)	Higher server unit cost primarily driven by an increased mix of Intel 7 products
(313)	Higher period charges due to higher accelerator inventory reserves taken and other direct spending charges incurred
(240)	Higher operating expenses primarily driven by increased product development costs
239	Other
$882	YTD 2023 Operating Income

MD&A	32

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
Financial Performance

NEX Operating Segment Revenue $B	NEX Segment Operating Income $B

Operating Segment Revenue Summary

Q3 2024 vs. Q3 2023 and YTD 2024 vs. YTD 2023
Revenue was $1.5 billion, up $61 million from Q3 2023. YTD 2024 revenue was $4.2 billion, down $84 million from YTD 2023, primarily due to 5G customers tempering purchases to reduce existing inventories, partially offset by higher Edge and Network revenue.

Segment Operating Income Summary
Operating income increased 168% from Q3 2023, with an operating margin of 18% in Q3 2024.
Operating income increased $496 million from YTD 2023, with an operating margin of 14% in YTD 2024.

(In Millions)
$268	Q3 2024 Operating Income
116	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower reserves taken
52	Other
$100	Q3 2023 Operating Income

$591	YTD 2024 Operating Income
371	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower reserves taken
125	Other
$95	YTD 2023 Operating Income

MD&A	33

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

Operating Segment Revenue Summary

Q3 2024 vs. Q3 2023
Revenue was $4.4 billion, down $380 million from Q3 2023. Intersegment revenue was $4.3 billion, down $135 million from Q3 2023 driven by lower intersegment ASPs and lower back end services revenue, partially offset by higher intersegment revenue from higher wafer volume primarily from Intel 3, Intel 4, and Intel 7 process nodes, and higher advanced packaging revenue. External revenue was $67 million, down $245 million from Q3 2023 driven by lower traditional packaging services and lower equipment sales.

YTD 2024 vs. YTD 2023
Revenue was $13.0 billion, down $694 million from YTD 2023. Intersegment revenue was $12.9 billion, down $204 million from YTD 2023 driven by lower intersegment ASPs, lower back end services revenue, and higher intersegment credits in YTD 2024. These intersegment revenue decreases were partially offset by higher intersegment revenue from higher wafer volume primarily from Intel 3, Intel 4, and Intel 7 process nodes, and higher advanced packaging revenue. External revenue was $171 million, down $490 million from YTD 2023, driven by lower traditional packaging services and lower equipment sales.

MD&A	34

Segment Operating Loss Summary
Operating loss was $5.8 billion in Q3 2024, compared to an operating loss of $1.4 billion in Q3 2023.
Operating loss was $11.1 billion in YTD 2024, compared to an operating loss of $5.6 billion in YTD 2023.

(In Millions)
$(5,844)	Q3 2024 Operating Loss
(3,095)	Higher period charges related to non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node
(976)	Lower intersegment product and services profit primarily due to lower intersegment ASPs, lower intersegment samples, and lower external revenue
(297)	Higher operating expenses primarily driven by increased investments in process technology
(136)	Higher period charges primarily related to factory start-up costs
67	Other
$(1,407)	Q3 2023 Operating Loss

$(11,148)	YTD 2024 Operating Loss
(3,262)	Higher period charges related to non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node
(1,855)	Lower intersegment product and services profit primarily due to lower intersegment ASPs, higher intersegment credits, lower intersegment samples, and lower external revenue
(684)	Higher operating expenses primarily driven by increased investments in process technology
(530)	Higher period charges primarily related to factory start-up costs
610	Lower period charges related to excess capacity charges
209	Lower period charges driven by lower intersegment inventory reserves taken
$(5,636)	YTD 2023 Operating Loss

MD&A	35

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

Operating Segments Revenue and Segments Operating Income (Loss) Summary

Q3 2024 vs. Q3 2023
All other revenue was $1.0 billion, down $413 million from Q3 2023. Altera revenue decreased $323 million from Q3 2023, as customers tempered purchases to reduce existing inventories across all product lines. Mobileye revenue decreased $45 million from Q3 2023. All other operating income was $45 million, down $190 million from Q3 2023, primarily due to lower Altera Q3 2024 revenue.

YTD 2024 vs. YTD 2023
All other revenue was $2.8 billion, down $1.5 billion from YTD 2023. Altera revenue decreased $1.3 billion from YTD 2023, as customers tempered purchases to reduce existing inventories across all product lines. Mobileye revenue decreased $278 million from YTD 2023, as customers tempered purchases to reduce existing inventories of EyeQ™ products. All other operating loss was $202 million compared to operating income of $937 million in YTD 2023 primarily due to lower Altera and Mobileye YTD 2024 revenue.

MD&A	36

Consolidated Condensed Results of Operations

	Three Months Ended				Nine Months Ended
	Q3 2024		Q3 2023		YTD 2024		YTD 2023
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$13,284	100.0%	$14,158	100.0%	$38,841	100.0%	$38,822	100.0%
Cost of sales	11,287	85.0%	8,140	57.5%	27,080	69.7%	24,158	62.2%
Gross margin	1,997	15.0%	6,018	42.5%	11,761	30.3%	14,664	37.8%
Research and development	4,049	30.5%	3,870	27.3%	12,670	32.6%	12,059	31.1%
Marketing, general, and administrative	1,383	10.4%	1,340	9.5%	4,268	11.0%	4,017	10.3%
Restructuring and other charges	5,622	42.3%	816	5.8%	6,913	17.8%	1,080	2.8%
Operating income (loss)	(9,057)	(68.2)%	(8)	(0.1)%	(12,090)	(31.1)%	(2,492)	(6.4)%
Gains (losses) on equity investments, net	(159)	(1.2)%	(191)	(1.3)%	(74)	(0.2)%	(46)	(0.1)%
Interest and other, net	130	1.0%	147	1.0%	355	0.9%	512	1.3%
Income (loss) before taxes	(9,086)	(68.4)%	(52)	(0.4)%	(11,809)	(30.4)%	(2,026)	(5.2)%
Provision for (benefit from) taxes	7,903	59.5%	(362)	(2.6)%	7,271	18.7%	(1,041)	(2.7)%
Net income (loss)	(16,989)	(127.9)%	310	2.2%	(19,080)	(49.1)%	(985)	(2.5)%
Less: net income (loss) attributable to non-controlling interests	(350)	(2.6)%	13	0.1%	(450)	(1.2)%	(5)	—%
Net income (loss) attributable to Intel	$(16,639)	(125.3)%	$297	2.1%	$(18,630)	(48.0)%	$(980)	(2.5)%
Earnings (loss) per share attributable to Intel—diluted	$(3.88)		$0.07		$(4.37)		$(0.23)

MD&A	37

Consolidated Revenue

Consolidated Revenue Walk $B1

Q3 2024 vs. Q3 2023
Our Q3 2024 revenue was $13.3 billion, down $874 million from Q3 2023. CCG revenue decreased 7% from Q3 2023 primarily due to lower desktop volume from customers tempering purchases to reduce existing inventories and lower demand compared to Q3 2023. CCG other revenue decreased from Q3 2023 due to the exit of legacy businesses. These Q3 2024 CCG revenue decreases were partially offset by higher notebook revenues in Q3 2024 due to higher volume as customer inventory levels improved compared to Q3 2023 and higher notebook ASPs. DCAI revenue increased 9% from Q3 2023 primarily due to increased hyperscale customer-related demand. Intel Foundry external revenue decreased 79% from Q3 2023 due to lower traditional packaging services and lower equipment sales. Altera revenue decreased 44% from Q3 2023 due to customers tempering purchases to reduce existing inventories across all product lines.

YTD 2024 vs. YTD 2023
Our YTD 2024 revenue was $38.8 billion, roughly flat with YTD 2023. CCG revenue increased 9% from YTD 2023 primarily due to higher notebook revenue resulting from higher volume and higher ASPs compared to YTD 2023. Other CCG revenue decreased from YTD 2023 due to the exit of legacy businesses. DCAI revenue increased 3% from YTD 2023 driven by an increase in server revenue primarily from high core count products, which increased ASPs and lowered volume compared to YTD 2023. Intel Foundry external revenue decreased 74% from YTD 2023 due to lower equipment sales and lower traditional packaging services. Altera revenue decreased 54% from YTD 2023 as customers tempered purchases to reduce existing inventories across all product lines. Mobileye revenue decreased 19% from YTD 2023 as customers tempered purchases to reduce existing inventories of EyeQ products.

1 Excludes intersegment revenue; totals may not sum due to rounding

MD&A	38

Consolidated Gross Margin
We derived a majority of our consolidated gross margin in Q3 2024 and in YTD 2024 from our Intel Products business sales through our CCG, DCAI, and NEX operating segments. Our consolidated gross margin dollars in Q3 2024 decreased by $4.0 billion, or 67%, compared to Q3 2023, and YTD 2024 decreased by $2.9 billion, or 20%, compared to YTD 2023. We regularly evaluate our process technology node capacities relative to projected market demand for our products and services. During Q3 2024, we concluded that our manufacturing asset portfolio, primarily for our Intel 7 process node, exceeded manufacturing capacity requirements. Upon concluding an asset re-use assessment, we impaired certain construction in progress assets and accelerated depreciation for certain in use manufacturing assets that resulted in $3.1 billion of charges in Q3 2024.

Consolidated Gross Margin $B1
(Percentages in chart indicate gross margin as a percentage of total revenue)

(In Millions)
$1,997	Q3 2024 Gross Margin
(3,030)	Higher period charges related to non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node
(375)	Higher unit cost primarily from increased mix of Intel 4 and Intel 7 products
(320)	Lower product profit primarily from lower Intel Foundry revenue
(313)	Higher period charges due to higher accelerator inventory reserves taken and other direct spending charges incurred
(272)	Lower product profit primarily from lower Altera revenue
(209)	Lower product profit primarily from lower desktop revenue, partially offset by higher product profit from higher notebook revenue
(136)	Higher period charges primarily related to factory start-up costs
280	Lower period charges primarily driven by the sell-through of previously reserved inventory and lower non-accelerator reserves taken
257	Higher product profit primarily from higher server revenue
97	Other
$6,018	Q3 2023 Gross Margin

$11,761	YTD 2024 Gross Margin
(3,197)	Higher period charges related to non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node
(1,389)	Higher unit cost primarily from increased mix of Intel 4 and Intel 7 products
(1,294)	Lower product profit primarily from lower Altera and Mobileye revenue
(545)	Higher period charges primarily related to factory start-up costs
(513)	Lower product profit primarily from lower Intel Foundry revenue
(313)	Higher period charges due to higher accelerator inventory reserves taken and other direct spending charges incurred
1,355	Higher product profit primarily due to higher notebook revenue
1,223	Lower period charges driven by the sell-through of previously reserved inventory and lower non-accelerator reserves taken
827	Higher product profit primarily due to higher server revenue
610	Lower period charges related to excess capacity charges
333	Other
$14,664	YTD 2023 Gross Margin
1 Excludes intersegment activity

MD&A	39

Operating Expenses
Total R&D and MG&A expenses for Q3 2024 were $5.4 billion, up 4% from Q3 2023, and $16.9 billion for YTD 2024, up 5% from YTD 2023. These expenses represent 40.9% of revenue for Q3 2024 and 36.8% of revenue for Q3 2023, and 43.6% of revenue for YTD 2024 and 41.4% of revenue for YTD 2023. In support of our strategy, described in our 2023 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. This requires continued investments in R&D and focused efforts to attract and retain talent. As a result of our 2024 Restructuring Plan and related cost reduction measures, we expect a decrease in total R&D and MG&A expenses in future periods while creating capacity for sustained investment in technology and manufacturing leadership.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q3 2024 vs. Q3 2023

R&D increased by $179 million, or 5%, driven by the following:

+	Investments in our process technology and leadership products
-	Lower incentive-based cash compensation
YTD 2024 vs. YTD 2023

R&D increased by $611 million, or 5%, driven by the following:

+	Investments in our process technology and leadership products
+	Higher share-based compensation
-	Lower incentive-based compensation

Marketing, General, and Administrative
Q3 2024 vs. Q3 2023 and YTD 2024 vs. YTD 2023
Q3 2024 MG&A increased by $43 million, or 3%, and YTD 2024 MG&A increased by $251 million, or 6%, driven by the following:

+	Higher corporate spending, primarily driven by our IDM 2.0 transformation
-	Lower incentive-based cash compensation

MD&A	40

Restructuring and Other Charges

(In Millions)	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Employee severance and benefit arrangements	$2,193	$59	$2,487	$191
Litigation charges and other	36	757	814	854
Asset impairment charges	3,393	—	3,612	35
Total restructuring and other charges	$5,622	$816	$6,913	$1,080
In Q3 2024, the 2024 Restructuring Plan was announced to implement cost-reduction measures, including reductions in employee headcount, other operating and non-operating expenditures and capital expenditures (see "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements). We expect that our 2024 Restructuring Plan, in conjunction with other initiatives, will reduce our cost structure while we continue our investments to develop, manufacture, market, sell, and deliver process and product leadership initiatives in furtherance of our strategy. We expect actions pursuant to the 2024 Restructuring Plan to be substantially complete by the fourth quarter of 2025, but this is subject to change. Any changes to the estimates or timing will be reflected in our results of operations.
Employee severance and benefit arrangements includes charges of $2.2 billion in Q3 2024 relating to the 2024 Restructuring Plan. Charges relating to other actions taken to streamline operations and to reduce costs were $294 million in YTD 2024. The charges in Q3 2023 and YTD 2023 primarily related to the 2022 Restructuring Program, which was completed in Q1 2024.
Litigation charges and other includes a charge of $780 million that we recorded in YTD 2024 arising out of the R2 litigation. In Q3 2023, we recorded a $401 million charge for an EC-imposed fine. Refer to "Note 14: Contingencies" within Notes to Consolidated Condensed Financial Statements for information about these items. Also, in Q3 2023, we incurred a $353 million termination fee as we mutually agreed with Tower to terminate the agreement we entered into during 2022 to acquire Tower due to our inability to obtain required regulatory approvals in a timely manner.
Asset impairment charges in Q3 2024 primarily includes cash and non-cash charges associated with the 2024 Restructuring Plan, including $442 million of non-cash impairments of construction in progress assets associated with our decision to exit and outsource manufacturing capabilities for certain internal test hardware; and $86 million of non-cash impairments of operating leased assets and related leasehold improvements resulting from real estate consolidations and exits. Real estate consolidations and exits did not materially change our operating lease liabilities and may result in future cash outlays for facility restoration or the relocation of operations. In addition, we incurred non-cash impairments related to goodwill and acquired intangible assets of $2.9 billion and $3.1 billion in Q3 2024 and YTD 2024, respectively. Refer to "Note 10: Goodwill" and "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information about these items.
Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Ongoing mark-to-market adjustments on marketable equity securities	$(51)	$(267)	$(185)	$(164)
Observable price adjustments on non-marketable equity securities	—	7	49	17
Impairment charges	(110)	(53)	(269)	(127)
Sale of equity investments and other	2	122	331	228
Total gains (losses) on equity investments, net	$(159)	$(191)	$(74)	$(46)
Interest and other, net	$130	$147	$355	$512

In Q3 2024 and YTD 2024, losses resulted primarily from impairment charges of non-marketable securities and on-going mark-to-market losses on marketable equity securities. For YTD 2024, we recognized a $336 million initial fair value adjustment within sale of equity investments and other upon Astera Labs, Inc. shares becoming marketable.
In Q3 2023 and YTD 2023, losses were primarily due to on-going mark to market losses on marketable equity securities.

MD&A	41

Provision for (Benefit from) Taxes

($ In Millions)	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Income (loss) before taxes	$(9,086)	$(52)	$(11,809)	$(2,026)
Provision for (benefit from) taxes	$7,903	$(362)	$7,271	$(1,041)
Effective tax rate	(87.0)%	696.2%	(61.6)%	51.4%
In Q3 2024, we established a valuation allowance of $9.9 billion as a discrete non-cash tax expense against our US deferred tax assets. We assess the recoverability of our deferred tax assets quarterly, weighing available positive and negative evidence. As a result of our assessment in Q3 2024, we determined it is more likely than not that the deferred tax assets will not be recoverable based upon our three-year cumulative historical loss position as of September 28, 2024, largely resulting from the asset impairment and restructuring and other charges incurred during the quarter.
Our provision for taxes increased in YTD 2024 compared to YTD 2023, primarily driven by the effects associated with the establishment of a valuation allowance against our US deferred tax assets in Q3 2024. Additionally, our YTD 2024 provision for taxes and YTD 2023 benefit from taxes included R&D tax credits, which provide a tax benefit based on our eligible R&D spending and are not dependent on income before taxes.
Our provision for, or benefit from, income taxes for all periods presented were determined using an actual annual effective tax rate, adjusted for discrete items, if any, as we were unable to make a reliable estimate of our annual effective tax rate as a result of fluctuations in forecasted annual income and the effects of being taxed in multiple tax jurisdictions.

MD&A	42

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Sep 28, 2024	Dec 30, 2023
Cash and cash equivalents	$8,785	$7,079
Short-term investments	15,301	17,955
Total cash and short-term investments	$24,086	$25,034
Total debt	$50,236	$49,266

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and total cash and short-term investments as shown in the preceding table, are our primary sources of liquidity for funding our strategic business requirements. These sources are further supplemented by our committed credit facilities and other borrowing capacity and certain other Smart Capital initiatives that we have undertaken, including our Ireland SCIP transaction that closed in the second quarter of 2024 that resulted in $11.0 billion of net cash inflows to us (see "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements). Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; working capital requirements including cash outlays associated with the 2024 Restructuring Plan; non-controlling interest distributions; and potential acquisitions and strategic investments. We expect reductions in operating expenditures, capital expenditures, and cost of sales after implementing our 2024 Restructuring Plan and related cost-reduction measures, including reductions in headcount, which are designed to enable further operational efficiency and agility and create capacity for sustained investment in technology and manufacturing leadership. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology.
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
We expect to continue to benefit from government incentives. These incentives typically require that we make significant capital investments in new facilities or expand existing facilities, and our related workforce. To the extent we delay or cancel any such projects, such as the delays we announced during Q3 2024 to our projects in Germany, Poland and Malaysia, there may be a delay in our receipt of, or we may lose, the associated government incentives.

Recognizing the importance of prioritizing liquidity to support the investments needed to execute our strategy, on August 1, 2024, we announced our Board of Directors suspended the declaration of quarterly dividends on our common stock starting in Q4 2024. The Board of Directors reiterated our long-term commitment to a competitive dividend as cash flows improve to sustainably higher levels.
In YTD 2024, we issued a total of $2.6 billion aggregate principal amount of senior notes and remarketed $438 million aggregate principal amount of other bonds for general corporate purposes, including, but not limited to, refinancing of outstanding debt and funding for working capital and capital expenditures. In YTD 2024, we also expanded both our 5-year $5.0 billion revolving credit facility agreement and our 364-day $5.0 billion credit facility agreement, to $7.0 billion and $8.0 billion, respectively, and the maturity dates were extended to February 2029 and January 2025, respectively. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of September 28, 2024, we had no commercial paper obligations outstanding and no outstanding borrowings on the revolving credit facilities. See "Note 11: Borrowings" within Notes to Consolidated Condensed Financial Statements for further information.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments were in investment-grade securities.

Cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended
(In Millions)	Sep 28, 2024	Sep 30, 2023
Net cash provided by (used for) operating activities	$5,123	$6,847
Net cash provided by (used for) investing activities	(14,492)	(18,723)
Net cash provided by (used for) financing activities	11,075	8,353
Net increase (decrease) in cash and cash equivalents	$1,706	$(3,523)

MD&A	43

Operating Activities
Operating cash flows consist of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by operations in the first nine months of 2024 was lower compared to the first nine months of 2023 as we incurred a higher net loss that was partially offset by a higher amount of favorable operating cash flow adjustments, in each case in the first nine months of 2024 relative to the first nine months of 2023.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; and proceeds from capital-related government incentives.
Cash used for investing activities was lower in the first nine months of 2024 compared to the first nine months of 2023, primarily due to a reduction in cash flows used for the purchases of short-term investments, and lower capital additions, in each case during the first nine months of 2024 relative to the first nine months of 2023.
Financing Activities
Financing cash flows consist primarily of proceeds from strategic initiatives including partner contributions and equity-related issuances, issuance and repayment of short-term and long-term debt, and payment of dividends to stockholders.
Cash provided by financing activities was higher in the first nine months of 2024 compared to the first nine months of 2023, primarily due to higher SCIP partner contributions and reduced dividend payments. These cash favorable activities were partially offset by lower proceeds from debt issuances, net of repayments; the absence of proceeds from sales of subsidiary shares; and certain other cash unfavorable financing activities in the first nine months of 2024.

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
Our non-GAAP financial measures reflect adjustments based on one or more of the following items, as well as the related effects to income taxes and net income (loss) attributable to non-controlling interests effects. Income tax effects are calculated using a fixed long-term projected tax rate of 13% across all adjustments. We project this long-term non-GAAP tax rate on at least an annual basis using a five-year non-GAAP financial projection that excludes the income tax effects of each adjustment. The projected non-GAAP tax rate also considers factors such as our tax structure, our tax positions in various jurisdictions, and key legislation in significant jurisdictions where we operate. This long-term non-GAAP tax rate may be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix, or changes to our strategy or business operations. Management uses this non-GAAP tax rate in managing internal short- and long-term operating plans and in evaluating our performance; we believe this approach facilitates comparison of our operating results and provides useful evaluation of our current operating performance. Non-GAAP adjustments attributable to non-controlling interests are calculated by adjusting for the minority stockholder portion of non-GAAP adjustments we make for relevant acquisition-related costs, share-based compensation, restructuring and other charges, and income tax effects, as applicable to each majority-owned subsidiary.
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

Restructuring and other charges
Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Q3 2024 includes charges associated with the 2024 Restructuring Plan primarily comprised of cash-based employee severance and benefit arrangements, and cash and non-cash charges related to real estate exits and consolidations, as well as non-cash construction in progress asset impairments resulting from business exit activities. Other charges include periodic goodwill and asset impairments, and other costs associated with certain non-core activities. Q3 2024 includes non-cash charges resulting from the impairment of goodwill and certain acquired intangible assets. Q3 2023 includes two legal related fees, which we do not expect to recur, relating to an EC-imposed fine and a termination fee relating to Tower.
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
(Gains) losses on equity investments, net	(Gains) losses on equity investments, net consists of ongoing mark-to-market adjustments on marketable equity securities, observable price adjustments on non-marketable equity securities, related impairment charges, and the gains (losses) from the sale of equity investments and other.	We exclude these non-operating gains and losses for purposes of calculating certain non-GAAP measures because it provides comparability between periods. The exclusion reflects how management evaluates the core operations of the business.
(Gains) losses from divestiture	(Gains) losses are recognized at the close of a divestiture, or over a specified deferral period when deferred consideration is received at the time of closing. Based on our ongoing obligation under the NAND wafer manufacturing and sale agreement entered into in connection with the first closing of the sale of our NAND memory business on December 29, 2021, a portion of the initial closing consideration was deferred and will be recognized between first and second closing.	We exclude gains or losses resulting from divestitures for purposes of calculating certain non-GAAP measures because they do not reflect our current operating performance. These adjustments facilitate a useful evaluation of our current operating performance and comparisons to past operating results.
Deferred tax assets valuation allowances	A non-cash charge recorded to provision for (benefit from) income taxes related to a discreet valuation allowance recorded against our US deferred tax assets.	We excluded a discrete non-cash charge in Q3 2024 related to a valuation allowance established against our US deferred tax assets due to a historical cumulative loss for GAAP purposes. We excluded the discreet valuation allowance when calculating certain non-GAAP measures as there is no such historical cumulative loss on a non-GAAP basis; and because of the size of the charge, the adjustment facilitates a useful evaluation of our core operating performance and comparisons to our past operating results.
Adjusted free cash flow	We reference a non-GAAP financial measure of adjusted free cash flow, which is used by management when assessing our sources of liquidity, capital resources, and quality of earnings. Adjusted free cash flow is operating cash flow adjusted for (1) purchases of property, plant, and equipment, including purchases where the vendor has extended payment terms to us, net of proceeds from capital-related government incentives and partner contributions, and (2) payments on finance leases.	This non-GAAP financial measure is helpful in understanding our capital requirements and sources of liquidity by providing an additional means to evaluate the cash flow trends of our business.

MD&A	46

Following are the reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	Sep 28, 2024	Sep 30, 2023
Gross margin percentage	15.0%	42.5%
Acquisition-related adjustments	1.7%	2.1%
Share-based compensation	1.3%	1.2%
Non-GAAP gross margin percentage	18.0%	45.8%

Earnings (loss) per share attributable to Intel—diluted	$(3.88)	$0.07
Acquisition-related adjustments	0.06	0.08
Share-based compensation	0.19	0.18
Restructuring and other charges	1.31	0.19
(Gains) losses on equity investments, net	0.04	0.05
(Gains) losses from divestiture	(0.01)	(0.01)
Adjustments attributable to non-controlling interest	(0.08)	—
Deferred tax assets valuation allowances	2.31	—
Income tax effects	(0.40)	(0.15)
Non-GAAP earnings per share attributable to Intel—diluted	$(0.46)	$0.41

	Nine Months Ended
(In Millions)	Sep 28, 2024	Sep 30, 2023
Net cash provided by (used for) operating activities	$5,123	$6,847
Net purchase of property, plant, and equipment	(5,848)	(17,299)
Payments on finance leases	—	(96)
Adjusted free cash flow	$(725)	$(10,548)

Net cash provided by (used for) investing activities	$(14,492)	$(18,723)
Net cash provided by (used for) financing activities	$11,075	$8,353

MD&A	47

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending September 28, 2024. As of September 28, 2024, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 28, 2024, no such plans or arrangements were adopted or terminated, including by modification.

Other Key Information	48

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

Other Key Information	49

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
10.1†	Altera Corporation 2024 Equity Incentive Plan					X
10.2†	Form of Altera Corporation Restricted Stock Unit Agreement (for Long-Term Incentive Awards for senior executives of Altera Corporation)					X
10.3†	Form of Altera Corporation Restricted Stock Unit Agreement (for Staking Grants for senior executives of Altera Corporation)					X
10.4†	Form of Altera Corporation Performance-Based Restricted Stock Unit Agreement (for Long-Term Incentive Awards for senior executives of Altera Corporation)					X
10.5†	Form of Altera Corporation Performance-Based Restricted Stock Unit Agreement (for Staking Grants for senior executives of Altera Corporation)					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	50

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 4 - 26
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 43 - 44
	Results of operations	Pages 3, 27 - 42
	Critical accounting estimates	Page 27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 48
Item 4.	Controls and Procedures	Page 48

Part II - Other Information
Item 1.	Legal Proceedings	Pages 22 - 25
Item 1A.	Risk Factors	Page 48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 48
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Rule 10b5-1 Trading Arrangements	Page 48
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 49
Item 6.	Exhibits	Page 50

Signatures		Page 52

Other Key Information	51

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	October 31, 2024	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	October 31, 2024	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

52