Form 10-K
period 2024-12-28
INTEL CORP
filed 2025-01-31
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on such date, was $132.4 billion. 4,330 million shares of common stock were outstanding as of January 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement related to its 2025 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be part of this report.

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

Forward-Looking Statements
This Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate", "achieve", "aim", "ambitions", "anticipate", "believe", "committed", "continue", "could", "designed", "estimate", "expect", "forecast", "future", "goals", "grow", "guidance", "intend", "likely", "may", "might", "milestones", "next generation", "objective", "on track", "opportunity", "outlook", "pending", "plan", "position", "possible", "potential", "predict", "progress", "ramp", "roadmap", "seek", "should", "strive", "targets", "to be", "upcoming", "will", "would", and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
▪our business plans, strategy and leadership and anticipated benefits therefrom, including with respect to our foundry strategy, Smart Capital strategy, partnerships with Apollo and Brookfield, AI strategy, organizational structure, and management, including our search for a new CEO;
▪projections of our future financial performance, including future revenue, gross margins, capital expenditures, profitability, and cash flows;
▪future cash requirements, the availability, uses, sufficiency, and cost of capital resources, and sources of funding, including for future capital and R&D investments and for returns to stockholders, and credit ratings expectations;
▪future products, services, and technologies, and the expected goals, timeline, ramps, progress, availability, production, regulation, and benefits of such products, services, and technologies, including future process nodes and packaging technology, product roadmaps, schedules, future product architectures, expectations regarding process performance, per-watt parity, and metrics, and expectations regarding product and process competitiveness;
▪projected manufacturing capacities, volumes, costs, and yield trends;
▪internal and external manufacturing plans, including manufacturing expansion projects and the financing therefor;
▪supply expectations, including regarding constraints, limitations, pricing, and industry shortages;
▪plans and goals related to Intel's foundry business, including with respect to anticipated governance, customers, future manufacturing capacity, and service, technology, and IP offerings;
▪expected timing and impact of acquisitions, divestitures, and other significant transactions, including the sale of our NAND memory business;
▪expected timing, completion and impacts of restructuring activities and cost-saving or efficiency initiatives;
▪future social and environmental performance goals, measures, strategies, and results;
▪our anticipated growth, future market share, and trends in our businesses and operations;
▪projected growth and trends in markets relevant to our businesses;
▪expectations regarding CHIPS Act funding and other governmental awards or potential future governmental incentives;
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
▪implementing new business strategies and investing in new businesses and technologies;
▪our ability to time and scale our capital investments appropriately and successfully secure favorable alternative financing arrangements and government grants;
▪changes in demand for our products and the margins we are able to make on them;
▪macroeconomic conditions and geopolitical tensions and conflicts, including geopolitical and trade tensions between the US and China, tensions and conflict affecting Israel and the Middle East, rising tensions between mainland China and Taiwan, and the impacts of Russia's war on Ukraine;
▪the evolving market for products with AI capabilities;
▪our complex global supply chain, including from disruptions, delays, trade tensions and conflicts, or shortages;
▪product defects, errata, and other product issues, particularly as we develop next-generation products and implement next-generation manufacturing process technologies;

1

▪potential security vulnerabilities in our products;
▪increasing and evolving cybersecurity threats and privacy risks;
▪IP risks, including related litigation and regulatory proceedings;
▪the ongoing need to attract, retain, and motivate key talent, including engineering and management talent, as we have undertaken multiple significant headcount reductions and had significant management changes in the last few years, including our CEO;
▪strategic transactions and investments;
▪sales-related risks, including customer concentration and the use of distributors and other third parties;
▪our debt obligations and our ability to access sources of capital;
▪our having ceased to return capital to stockholders;
▪complex and evolving laws and regulations across many jurisdictions;
▪fluctuations in currency exchange rates;
▪changes in our effective tax rate;
▪catastrophic events;
▪environmental, health, safety, and product regulations;
▪our initiatives and new legal requirements with respect to corporate responsibility matters; and
▪other risks and uncertainties described in this Form 10-K and in other documents we file from time to time with the SEC.

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
Intel, Arc, Intel Atom, Intel Core, Intel Evo, FlexRAN, Gaudi, the Intel logo, Intel Optane, MAX, Movidius, OpenVINO, the OpenVINO logo, Thunderbolt and the Thunderbolt logo, Intel vPro, and Xeon are trademarks of Intel Corporation or its subsidiaries.

*    Other names and brands may be claimed as the property of others.
Availability of Company Information
We use our Investor Relations website, www.intc.com, as a routine channel for distribution of important, and often material, information about us, including our quarterly and annual earnings results and presentations; press releases; announcements; information about upcoming webcasts, analyst presentations, and investor days; archives of these events; financial information; corporate governance practices; and corporate responsibility information. We also post our filings on this website the same day they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K, our proxy statements, and any amendments to those reports. All such information is available free of charge. Our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post financial information and issue press releases, and to receive information about upcoming events. We encourage interested persons to follow our Investor Relations website in addition to our filings with the SEC to timely receive information about the company.

2

Fundamentals of Our Business

We are a global designer and manufacturer of semiconductor products. The CPUs and other semiconductor solutions that we design, manufacture, market, and sell are incorporated in computing and related end products and services, and utilized globally by consumers, enterprises, governments, and educational organizations. Customers of our semiconductor products primarily include OEMs, ODMs, cloud service providers, and other manufacturers and service providers, such as industrial and communication equipment manufacturers and other cloud service providers who buy our products through distributor, reseller, retail, and OEM channels throughout the world. We market and sell our semiconductor products directly through our global sales and marketing organizations and indirectly through channel partners. We also develop semiconductor fabrication process and packaging technologies and manufacture many of our semiconductor product offerings at our geographically diverse network of fabrication and assembly and test facilities. We are also seeking to expand as a third-party foundry for external customers.

Our Strategy

Technology permeates every aspect of our lives and is increasingly central to every aspect of human existence. As we look ahead to the next decade, we expect to see continued demand for processing power. Semiconductors are the underlying technology powering this digital expansion, and we are strategically positioning ourselves to create a resilient global semiconductor supply chain by investing in geographically balanced manufacturing capacity. The demand for compute is being accelerated by five superpowers: ubiquitous compute, pervasive connectivity, cloud-to-edge infrastructure, AI, and sensing. Together, these superpowers combine to amplify and reinforce each other, and increase the world's need for computing by packing even more processing capability onto ever-smaller microchips. We harness these superpowers for our customers' growth and our own.
We are uniquely positioned with the depth and breadth of our silicon, platforms, software, and packaging and process technology with at-scale manufacturing. With these strengths and the tailwinds of the superpowers driving digital disruption, our strategy to win is focused on four key themes: product competitiveness, open platforms, manufacturing at scale, and our people.
Our Priorities

Product Competitiveness
Lead and democratize compute with Intel x86 and xPU. Our product offerings provide end-to-end solutions, scaling from data center to network, PCs, edge computing, and the emerging fields of AI and autonomous driving, to serve an increasingly smart and connected world.
At our core is the x86 ecosystem, which has served as a foundation of modern computing for over four decades. We continue to advance this ecosystem with x86 microarchitectures focused on performance and efficiency. In 2024, we announced the creation of an advisory group to expand the x86 ecosystem by enabling compatibility across platforms, simplifying software development, and providing developers with a platform to identify architectural needs and features to create innovative and scalable solutions for the future.
Beyond the CPU, we deliver a family of xPU products encompassing client and data center GPUs, IPUs, FPGAs, and other accelerators. The xPU approach recognizes that different workloads benefit from different computing architectures, and our broad portfolio helps meet our customers' increasingly diverse computing needs. As part of our strategy, we seek to develop and offer leading products across each of these architectural categories.
We also seek to address every phase of the AI continuum, from the largest, most challenging GenAI and large language models to emerging usages like AI PCs and AI at the edge. We believe AI represents a generational shift in computing by expanding human abilities and solving the most challenging problems. We are in the early stages of realizing AI's full potential. Our strategy is to bring AI to where the data is being generated and used. We believe we have a full spectrum of hardware and software platforms that offer the open and modular solutions for competitive total cost of ownership and time to value that customers need to win in this era of exponential growth and AI everywhere. We are infusing AI into Intel technologies, supporting today's GenAI workloads, fueling emerging usages like AI PC and AI at the edge, and pioneering innovations that we believe will help advance the future of AI in the next decade.
Our product offerings are predominantly manufactured in our own manufacturing facilities using our proprietary process technologies. In recent years, however, we have strategically utilized third-party foundry manufacturing capacity where advantageous for cost, performance, schedule, or other reasons. This provides increased flexibility and scale, including in recent years the ability to continue to offer various products at the most performant end of the product spectrum where we did not yet have comparable process technologies in-house.

Open Platforms
We aim to deliver open software and hardware platforms with industry-defining standards. Around the globe, companies are building their networks, systems, and solutions on open standards-based platforms. We have helped set the stage for this movement, with our historic contributions in developing standards such as CXL, Thunderbolt™, and PCI Express. We also contributed to the design, build, and validation of open-source products in the industry such as Linux, Android, and others.

Our Strategy	3

We deliver open-source code and optimizations that are designed for projects across numerous platforms and usage models. We are committed to co-engineering and jointly designing, building, and validating new products with software industry leaders to accelerate mutual technology advancements and help software and hardware work better together.

Manufacturing at Scale
We manufacture a majority of our products in our own manufacturing facilities using our proprietary process technologies. This enables us to optimize performance, shorten time-to-market for new product introductions, and more quickly scale products in high volume.
Process technology. We continue to develop new generations of manufacturing process technology as we seek to realize the benefits from Moore’s Law, a law of economics predicted by Intel’s cofounder Gordon Moore more than 50 years ago. Realizing Moore’s Law results in economic benefits as we are able to either reduce a chip's cost as we shrink its size or increase functionality and performance of a chip while maintaining the same cost with higher density. This makes possible the innovation of new products with higher performance while balancing power efficiency, cost, and size to meet customers' needs. As of the end of 2024, our core products were manufactured on 300mm wafers, with a significant majority manufactured using our Intel 7 process node while we ramped our Intel 4 and Intel 3 process nodes into high volume.
Factory network. Our global factory network has been foundational to our success, enabling product optimization, improved economics, and supply resilience. We operate wafer manufacturing facilities in the United States (Oregon and Arizona), Ireland, and Israel, assembly and testing facilities in Costa Rica, China, Malaysia, and Vietnam, and packaging facilities in the United States (New Mexico), Costa Rica, Vietnam, and Malaysia. We intend to remain a leading developer of process technology and a major manufacturer of semiconductors and we plan to continue to build the majority of our products in our factories.
Foundry services. The very high capital requirements of modern leading-edge semiconductor process technology development and manufacturing, especially those nodes requiring EUV lithography such as Intel 4, Intel 3, Intel 18A and future nodes, require us to expand the use of our process technologies as they mature and grow the number of wafers produced beyond the expected growth for our own products. To this end, we are seeking to build a world-class foundry business also serving external customers and have made significant investments in ecosystem support to enable the usage of our manufacturing network by external customers. Our foundry offerings include four components: wafer fabrication, packaging, chiplets, and software and services. We intend to build our customers' silicon designs and deliver full end-to-end customizable products built with our advanced packaging technology. We plan to differentiate our foundry offerings from those of others through a combination of leading-edge packaging and process technology, committed capacity in the US and Europe available for customers globally, and a world-class IP portfolio that will include x86 cores, as well as other ecosystem IP.

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
Focus on Innovation and Execution
We are focused on executing our product and process roadmaps and our cadence of innovation. We have set a detailed process and packaging technology roadmap and announced key architectural innovations to further our goal of delivering competitive products in every area in which we compete.
We leverage our Smart Capital approach to help us adjust quickly to opportunities in the market while managing our margin structure and capital spending. The key elements of Smart Capital include:
▪Smart capacity investments. We are building out future manufacturing shell space, which gives us flexibility in how and when we bring additional capacity online based on milestone triggers such as product readiness, market conditions, and customer commitments.
▪Government incentives. We work with governments to advance and benefit from incentives for domestic manufacturing capacity for leading-edge semiconductors.
▪SCIP. We access strategically aligned private capital to increase our flexibility and help efficiently accelerate and scale manufacturing build-outs. Our SCIP program has supported the period of accelerated manufacturing investment that commenced in early 2021. We signed our latest SCIP agreement in the second quarter of 2024 and are not contemplating further transactions in the near term.
▪Customer commitments. Our foundry business works closely with potential customers to obtain advance payments to secure capacity and participate in manufacturing capacity build-outs. This provides us with the advantage of committed volume, derisking investments while providing capacity corridors for our foundry customers.
▪External foundries. We intend to continue our use of external foundries where their capabilities or capacities support our Intel Products businesses offerings.

Our Strategy	4

Our Capital

We deploy various forms of capital to execute our strategy in a way that seeks to reflect our corporate values, help our customers succeed, and create value for our stakeholders.

Capital	Strategy	Value
Financial
	Leverage financial capital to invest in ourselves and optimize our portfolio, both to drive our strategy and long-term value creation.	We strategically invest financial capital to continue to build our business and create long-term value for our stockholders.
Intellectual
	Invest significantly in R&D and IP to enable us to deliver on our accelerated process technology roadmap and introduce leading x86 and xPU products.	We develop IP to enable next-generation products, create synergies across our businesses, expand into new markets, and establish and support our brands.
Manufacturing
	Build manufacturing capacity efficiently to meet the growing long-term global demand for semiconductors.	Our geographically balanced manufacturing scope and scale enable us to provide our customers with a broad range of leading-edge products and foundry capabilities.
Human
	Build a diverse, inclusive, and safe work environment to attract, develop, and retain top talent needed to build transformative products.	Our talented employees enable the development of solutions and enhance the intellectual and manufacturing capital critical to helping our customers.
Social and Relationship
	Build trusted relationships for both Intel and our stakeholders, including employees, suppliers, customers, local communities, and governments.	We collaborate to empower communities through education and technology and advance accountability and capabilities across our global supply chain.
Natural
	Strive to reduce our environmental footprint through efficient and responsible use of natural resources and materials used to create our products.	We seek to mitigate climate and water impacts, achieve efficiencies, lower costs, and position ourselves to respond to the expectations of our stakeholders.

Our Capital	5

Financial Capital
We take a disciplined approach to our financial capital allocation strategy, which continues to focus on building stakeholder value and is driven by our priority to invest in the business. We also seek to optimize our portfolio, look for innovative ways to unlock value across our assets, and, from time-to-time, engage in mergers and acquisitions.

Cash from Operating Activities $B

■ Cash from Operating Activities	■ Adjusted Free Cash Flow[1]
Our Financial Capital Allocation Strategy
Invest in the Business
Our first allocation priority is to invest in R&D and capital spending to capitalize on the opportunity presented by the world's demand for semiconductors. In 2024, we continued our focus on capital investment and the deployment of our Smart Capital strategy.
Return Excess Cash to Stockholders
Our capital allocation strategy historically included returning excess cash to stockholders through dividends and stock repurchases. Our most recent stock repurchase was in the first quarter of 2021 and we suspended the declaration of quarterly dividends starting with the fourth quarter of 2024. We agreed under our commercial CHIPS Act agreement to forgo paying dividends for the next two years, and agreed to limitations on the payment of dividends for the three years thereafter. Further, we do not expect to pay dividends or make stock repurchases until our cash flows improve as we focus on the critical investments needed to execute our business strategy and create long-term value.

R&D and Capital Investments $B	Cash to Stockholders $B

■ R&D	■ Logic	■ Memory[2]	■ Repurchases	■ Dividend

Optimize our Portfolio and Unlock Value
We seek to drive value creation through transactions such as the 2022 IPO and 2023 secondary offering of Mobileye stock, the 2023 minority stake sales in IMS, and the 2023 announcement of our intent to operate Altera as a standalone business, which we expect to enable potential private and public equity investments. Transactions like these provide additional capital to support the critical investments needed to advance our business strategy.
Our capital allocation strategy also includes opportunistic investment in and acquisition of companies that complement our strategic objectives. We look for acquisitions that supplement and strengthen our capital and R&D investments.
Lastly, we take action when investments do not strategically align to our key priorities or provide adequate returns to our stakeholders. In the last few years, we exited numerous businesses, including our NAND Memory business (first closing in 2021 and second closing expected in March 2025) and our Intel® Optane™ memory business (2022).
1 See "Non-GAAP Financial Measures" within MD&A.
2 2021-2024 capital investments in Memory are not presented due to the divestiture of the NAND memory business which we deconsolidated upon closing the first phase of the transaction on December 29, 2021. 2020 capital investments presented include Memory.

Our Capital	6

Intellectual Capital
Research and Development
R&D investment is critical to enable us to deliver on our technology roadmap, introduce leading products, and develop new businesses and capabilities in the future. We seek to protect our R&D efforts through our IP rights and may augment R&D initiatives by, from time-to-time, acquiring or investing in companies, entering into R&D agreements, and directly purchasing or licensing technology.
Areas Key to Product Competitiveness
We have intensified our focus and investment on areas key to product competitiveness. Our objective with each new generation of products is to improve user experiences and value through advances in performance, power, cost, connectivity, security, form factor, and other features. We also focus on reducing our design complexity, re-using IP, and increasing ecosystem collaboration to improve our efficiency.
xPU. We believe the future is with xPU across a diverse mix of scalar, vector, matrix, and spatial architectures deployed in CPU, GPU, NPU, IPU, accelerators, and FPGA sockets, enabled by a scalable software stack and integrated into systems by advanced packaging technology. We are building processors that span several major computing architectures, moving toward an era of heterogeneous computing:
▪Client CPUs. In 2024, we ramped sales of the Intel® Core™ Ultra Series 1, our first product with an integrated neural processing unit for efficient processing of AI workload. The Intel Core Ultra Series 1, manufactured on the Intel 4 process, introduced the first AI PCs to the market. We also launched the Intel Core Ultra 200V Series, showcasing power efficiency and long-lasting battery life. The 200V Series, manufactured by an external foundry, leverages our Xe2 GPU architecture, bringing improved efficiency, second-generation ray tracing units and XMX AI acceleration to thin and light notebooks. During 2024, a significant majority of our client sales consisted of our 13th and 14th Gen Intel Core processors, manufactured on Intel 7, which allow us to serve the breadth of customer and computing needs in the client market.
▪Data center CPUs. We launched our Intel® Xeon® 6 processors for the data center, utilizing the Intel 3 process, including our first Intel Xeon processor using Efficient cores (E-cores). The Intel Xeon 6 family is designed to address the growing diversity in workloads and deployments in the data center environments. Our 5th Gen Intel Xeon Scalable processors, based on Intel 7, were launched in 2023, and continued to ramp throughout 2024.
▪Discrete client GPUs. The Intel® Arc™ graphics family offers modern GPU features to power immersive games, creator applications, and AI workloads. In 2024, we launched the Intel Arc B-Series based on the latest Xe2 GPU architecture. The compute engine of the Intel Arc B-Series is our second-generation Xe-core, which delivers 70% more performance per core and is 50% more power efficient than the Intel Arc A750.
▪Edge computing. We recently launched a suite of processors for edge computing. This includes the Intel Core Ultra 200S Series, bringing the NPU IP to desktops and reducing package power. These hybrid designs utilize our most advanced performance cores and power-efficient cores, as well as the latest packaging technology.
▪Datacenter AI accelerators and GPUs. In 2024, we launched the Intel® Gaudi® 3 AI accelerators offering significant price-performance advantages for AI inference applications.
Software. Software unleashes the potential of our hardware platforms across all workloads, domains, and architectures.
We aim to optimize AI frameworks and middleware, such as PyTorch, TensorFlow, vLLM, Hugging Face and WebNN to run efficiently on our hardware. Our OpenVINO™ toolkit is an open source toolkit that accelerates deep learning inference on our processors across various use cases, such as generative AI, computer vision, audio, and language with industry standard models. It is used in domains from edge to AI PC to cloud and is the leading inferencing library on our silicon.
In 2024 we launched the Open Platform for Enterprise AI under the Linux Foundation to accelerate deployment of generative AI use cases through industry standard modular microservice architecture. Since launch, the ecosystem has been actively engaged, with an expanding network of partners enhancing features and developing new capabilities.
Most of these frameworks and middleware are built from our oneAPI, which enables developers to create performant cross-architecture applications using a single code base across CPUs, GPUs, and other accelerators. We contributed our oneAPI specifications and implementations to the UXL Foundation under the Linux Foundation. By doing so, oneAPI delivers an open and multi-vendor programming model enabling choice and code re-use across the accelerator hardware ecosystem.
This software stack is designed to preserve the usability of existing tools and software while accommodating future developments, enabling continuity for users and developers.
Areas Key to Process and Packaging Competitiveness
Our leading-edge process and packaging technology continues to be key to the success of our strategy.
▪Intel 7 process node continues in production for our 13th and 14th Gen Intel Core processors. Intel 7 was utilized for a significant majority of our processor production and products in 2024, and is expected to continue to be utilized for a significant portion of our processor production and products in 2025.

Our Capital	7

▪Intel 4, our first EUV lithography node, delivers significant density scaling and approximately 20% performance-per-watt improvement over Intel 7. The Intel Core Ultra processor is our first high-volume client product on Intel 4 and began shipping to customers in 2023. Intel 4 moved to high-volume manufacturing in Ireland in 2024, and is expected to represent an increasing portion of our processor production and products in 2025.
▪Intel 3, our second EUV lithography node, delivers further logic scaling and up to 18% performance-per-watt improvement over Intel 4. Intel 3 is offered to external foundry customers and is optimized for the needs of data center products. This node, which is produced in the same facilities as Intel 4, was in high-volume manufacturing in Oregon during 2024, with high-volume manufacturing shifted to Ireland for 2025. Intel’s Xeon 6 Scalable server processor offerings are built on this technology.
▪Intel 18A is our next generation leading-edge process technology and has been designed to incorporate the first high volume commercial implementation of two breakthrough technologies: gate-all-around transistors and backside power. RibbonFET, our implementation of a gate-all-around transistor, is designed to deliver faster transistor switching speeds while achieving the same drive current as multiple fins, but in a smaller footprint. PowerVia is our unique industry-first implementation of backside power delivery that is designed to optimize signal transmission by eliminating the need for power routing on the front side of the wafer. Intel 18A is offered to external foundry customers and is designed to deliver improvements in performance per watt and density scaling over Intel 3. We expect to commence high-volume manufacturing of Panther Lake, our new client family of products and our first processors on Intel 18A, in 2025.
▪Intel 14A, our third advanced process technology offering to external customers, is in active development with performance-per-watt and density scaling improvements over Intel 18A.
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

Manufacturing Capital
We are one of only a few companies in the world with the process technology and manufacturing facilities to produce leading-edge semiconductor logic chips.
Process Technology
Our technology development group, with its R&D and semiconductor fabrication facilities in Oregon, designs and develops each new process technology node before high-volume production is shifted to one of our high-volume manufacturing sites. With each new node, we seek improvements in performance, power efficiency, cost, and size to meet the needs of our products and of external foundry customers. The continued development of leading-edge nodes that are competitive with the offerings of other foundries requires significant ongoing capital investment as we pursue incremental improvements and refinements of existing transistor and layout designs and manufacturing technologies, such as EUV lithography, while also pursuing new transistor and layout designs, such as gate-all-around and backside power in our upcoming Intel 18A process node, and new manufacturing technologies, such as high-NA EUV lithography for use in our upcoming Intel 14A process node.
As of the end of 2024, a significant majority of our products were manufactured using our Intel 7 process node in Arizona and Israel, we successfully ramped our Intel 4 and Intel 3 process nodes as our first EUV lithography nodes and shifted high-volume production of those nodes to Ireland, and we canceled the productization of our Intel 20A process node to focus efforts on the improved version of the node, Intel 18A, that we expect to put into high-volume production in 2025 with our new client family of products code-named Panther Lake.

Our Capital	8

Manufacturing Facilities
Our geographically distributed network of semiconductor manufacturing facilities and assembly and test facilities allows us to produce advanced semiconductor logic chips in high volume. After a process technology node is developed by our technology development group, we seek to shift production to one or more high-volume manufacturing facilities. Maintaining reliable production capacity is of critical importance. Wafer and packaging manufacturing facilities take a number of years to build, making it prudent to build space ahead of demand. We refer to this strategy as "shell ahead.” As a result of the supply shocks driven by the Covid-19 pandemic and the projected growth of our products businesses, we set out to expand our capacity network beyond our existing wafer production facilities in Oregon (mostly utilized for technology development and early production on new nodes), Arizona, Ireland, and Israel to meet this demand and get to “shell ahead” status. We are in the later stages of an expansion of our wafer fabrication facilities in Ireland for our Intel 4 and Intel 3 process nodes and undertaking a significant expansion of our Arizona facility for our upcoming Intel 18A process node. We are building a new wafer production facility in Ohio and have plans for an additional new wafer production facility in Germany, but have slowed the completion of the Ohio facility and put the plans for the facility in Germany on hold as we have reassessed demand and our "shell ahead" status and sought to limit our capital expenditures given recent financial results. We have assembly and test facilities in Costa Rica, China, Malaysia, New Mexico, and Vietnam. We are expanding our facilities in New Mexico and Malaysia, though we recently reduced the extent of the expansion plans for Malaysia. We have plans for an additional assembly and test facility in Poland, but have put those plans on hold in conjunction with the delay of the facility in Germany.
Semiconductor manufacturing requires extremely sophisticated equipment, and we work closely with the tool vendors to align their roadmaps to our needs. In 2024, we made the transition from non-EUV lithography to EUV lithography with the Intel 4 and Intel 3 process nodes. EUV lithography equipment drives a higher capital investment than the preceding lithography technology.
Semiconductor manufacturing is a capital-intensive industry. Over the past four years, we have made outsized investments across three categories—technology development, manufacturing facility shells, and advanced production tools—as we aim to catch up with our leading third-party manufacturing competitor on process technology, get to "shell ahead" for our and potential future foundry customer needs, and adopt EUV lithography for our leading process nodes. In 2024, our manufacturing capital expenditures, inclusive of technology development, were distributed 55% in manufacturing facility space and 45% in equipment.
To moderate the impact to our balance sheet and cash flows, we’ve implemented what we call Smart Capital. Smart Capital includes maintaining a "shell ahead" on the longer lead time space and delaying tool purchases as long as possible ahead of high confidence demand signals while leveraging capital offsets from governments, financial partners, and customers.
We work closely with governments in the regions where we operate to obtain government incentives to support leading-edge semiconductor R&D and manufacturing in those regions. Such incentives are often needed to offset the higher costs of operations in such regions, and support a more geographically balanced and risk-tolerant semiconductor supply chain. We worked closely with the US federal government on the implementation of the CHIPS Act in support of the semiconductor industry and American technological leadership and innovation. In 2024, we signed an agreement with the US Federal Department of Commerce for the award of up to $7.9 billion in direct funding under the commercial CHIPS Act program, which is designed to support leading-edge semiconductor manufacturing in the US, as well as an agreement under which we may receive up to $3 billion in direct funding under the CHIPS Act's Secure Enclave program, which is designed to expand the trusted manufacturing of leading-edge semiconductors for the US government. We also expect and have begun to benefit significantly from the Advanced Manufacturing Investment Credit, given that the significant portion of our R&D and manufacturing investments are made in the United States.
In 2024, as part of our SCIP program, we entered into an arrangement with Apollo in which we received a one-time capital infusion in exchange for an interest in the rights to operate Fab 34 in Leixlip, Ireland. This follows our first SCIP agreement, with Brookfield, completed in 2022 and relating to our Arizona facility expansion. In total, we expect greater than $25 billion of capital offsets through these partnerships.
Finally, as we build out our external foundry services, we expect to receive customer pre-payments to secure capacity and other benefits. Customer pre-payments are a standard practice for semiconductor manufacturers.
Supply Chain
Our supply chain is a cornerstone of our success and a critical enabler of our mission to deliver cutting-edge technology solutions to our customers. Our global supply chain supports internal partners across architecture, product design, technology development, manufacturing and operations, and sales and marketing. It encompasses thousands of suppliers worldwide, forming a robust supply ecosystem designed to enable product and process competitiveness, deliver industry-leading total cost of ownership, and enable on-time, uninterrupted supply in a responsible and sustainable manner.
Our global supply chain strategy is focused on driving a resilient, diverse, and responsible supply chain that meets the needs of our customers while upholding the highest standards of safety, quality, technology, availability, and sustainability. We work tirelessly across our supply chain to minimize disruptions, improve productivity, and optimize capacity utilization and output to meet customer expectations.

Our Capital	9

Human Capital
Our human capital strategy is grounded in our belief that our people are fundamental to our success. Delivering on our strategy and growth ambitions requires attracting, developing, and retaining top talent across the world. We are committed to creating an inclusive workplace where the world's best engineers and technologists can fulfill their dreams and create technology that improves the life of every person on the planet. We invest in our highly skilled workforce, which was comprised of 108,900 people as of December 28, 2024, by creating practices, programs, and benefits that support the evolving world of work and our employees' needs.
Our values—customer first, fearless innovation, results driven, one Intel, inclusion, quality, and integrity—inspire us and are key to delivering on our purpose. All employees are responsible for upholding these values, the Intel Code of Conduct, and Intel's Global Human Rights Principles, which form the foundation of our policies and practices and ethical business culture.
Talent Management
We continue to see significant competition for talent throughout the semiconductor industry. Our hiring was limited in 2024, in line with macroeconomic forecasts, financial performance, and cost-reduction measures, and we took headcount actions in connection with our 2024 Restructuring Plan that are expected to result in an approximate 15% decrease in our core Intel workforce by early 2025. However, the investments we are making to accelerate our process technology require continued and focused efforts to attract and retain talent—especially technical talent. Our undesired turnover rate1 was 5.9% in 2024 and 5.6% in 2023.
We invest resources to develop the talent needed to remain at the forefront of innovation and make Intel an employer of choice. We offer training programs and provide rotational assignment opportunities and have updated our job architecture to help employees create custom learning curricula for building skills and owning their careers. To further support the growth and development of our people, we offer mentoring in our technical community, drive engagement through employee resource groups, and promote health and wellness resources to all our people. Through our annual employee experience survey, employee inclusion survey, and manager development feedback survey, employees can voice their perceptions of the company, their managers, their work experiences, and their learning and development opportunities. Our employees' voices are important to enable our culture of continuous improvement, and as a result, we link a portion of our executive and employee performance bonus to year-over-year improvements of our employee experience survey results. Our performance management system is designed to support our cultural evolution and to increase our focus on disciplined execution.
Inclusion
Inclusion is a core element of Intel's values and instrumental to driving innovation and positioning us for growth. Over the past decade, we have taken actions to integrate diversity and inclusion expectations into our culture, performance and management systems, leadership expectations, and annual bonus metrics. Through our annual employee inclusion survey, employees can voice their experiences at Intel and provide feedback on how we can continue to improve. To drive accountability, we linked a portion of our executive and employee compensation to diversity and inclusion metrics in 2024.
In 2024, women represented 27.9% of our global employees, 18.3% of our senior leadership positions2, and 25.3% of our technical positions. Underrepresented minorities3, including Black/African American employees, Hispanic, and Native American employees, represented 17.8% of our US employees and 8.7% of our US senior leadership positions.

1 Undesired turnover includes all regular Intel employees who voluntarily left Intel, but does not include Intel contract employees, interns, or employees who separated from Intel due to divestiture, retirement, voluntary separation packages, death, job elimination, or redeployment, or Mobileye and other non-integrated subsidiaries employees.
2 Senior leadership is defined as salary grades 10+ or equivalent grades. Population includes all regular Intel employees but does not include Mobileye and other non-integrated subsidiaries employees.
3 Underrepresented minority population includes all regular Intel employees but does not include Mobileye and other non-integrated subsidiaries employees.

Our Capital	10

Compensation and Benefits
We structure pay, benefits, and services to meet the varying needs of our employees, helping support employee financial well-being with competitive compensation, investment opportunities, and financial resources. Our total rewards package includes market-competitive pay, broad-based stock grants and bonuses, an employee stock purchase plan, healthcare and retirement benefits, paid time off and family leave, parent reintegration, family expansion assistance, flexible work schedules, sabbaticals, and on-site services. Since 2019, we have achieved gender pay equity globally and we continue to maintain race/ethnicity pay equity in the US. We achieve pay equity by closing the gap in average pay between employees of different genders or race/ethnicity in the same or similar roles after accounting for legitimate business factors that can explain differences, such as location, time at grade level, and tenure. We have also advanced transparency in our pay and representation data by publicly releasing our EEO-1 survey pay data since 2019. We believe that our holistic approach toward pay equity, representation, and creating an inclusive culture enables us to cultivate a workplace that helps employees develop and progress in their careers at all levels. Our "hybrid-first" approach to working was informed by employees surveyed around the globe and involves the majority of our employees splitting their time between working remotely and in the office. Hybrid-first and remote work options cast a wider recruitment net and support our ambition to hire the best global talent. Currently, there is no company-wide mandate on the number of days per week employees should be on site or how they should collaborate. Our goal is to enable remote and on-site work where it drives the best output, while providing our employees with equitable access to systems, resources, and opportunities that allow them to succeed.
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
Economic and social. The health of our business and local economies depends in part on continued investments in innovation. We provide high-skill, high-paying jobs around the world, many of which are manufacturing and R&D jobs located in our factories. As we expand operations in both existing and new locations, we are building a pipeline of qualified workers through our talent strategy and the many investments we are making in education. We also benefit economies through our R&D ecosystem spending, sourcing activities, employee spending, and tax payments.
Human rights commitment. We are committed to maintaining and improving systems and processes to avoid causing or contributing to adverse impacts on human rights in our operations, products, and supply chain. We have established an integrated approach to managing human rights across our business, including senior-level management involvement and board-level oversight. We also meet throughout the year with external stakeholders and experts on human rights to continue to inform and evolve our human rights policies and oversight processes. While we do not always know nor can we control what products our customers create or the applications end users may develop, we do not support or tolerate our products being used to adversely impact human rights. Where we become aware of a concern that Intel products are being used by a business partner in connection with abuses of human rights, we intend to evaluate and restrict or cease business with the third party unless and until we have high confidence that Intel's products are not being used to adversely impact human rights.

Supply Chain Responsibility
We actively manage our supply chain to help reduce risk, improve product quality, achieve environmental and social goals, and improve overall performance and value creation for Intel, our customers, and our suppliers. To drive responsible and sustainable practices throughout our supply chain, we have robust programs to educate and engage suppliers that support our global manufacturing operations. We actively collaborate with other companies and lead industry initiatives on key issues such as improving transparency around climate and water impacts in the global electronics supply chain, and we are advancing collaboration across our industry on responsible minerals sourcing. Through these efforts, we help set electronics industry-wide standards, develop audit processes, and conduct training.
Over the past decade, we have directly engaged with suppliers to verify compliance and build operational capacity to address risks of forced and bonded labor and other human rights issues. We perform periodic audits and identify critical direct suppliers to engage through capability-building programs, which help suppliers build sustainability acumen and verify compliance with the Responsible Business Alliance and the Intel Code of Conduct. We also engage with indirect suppliers through our programs on forced and bonded labor, responsible minerals, and supplier diversity.

Our Capital	11

Natural Capital
Reducing our environmental footprint as we grow helps us create efficiencies, support our communities, and respond to the needs of our stakeholders. We invest in environmental projects and set company-wide environmental goals to drive reductions in greenhouse gas emissions, energy and water use, and waste to landfills. We build energy efficiency into our products to help our customers lower their own emissions, energy usage, and costs, and we collaborate with policymakers and other stakeholders to use technology to address environmental challenges.
We continue to take action on emissions reduction strategies focused on emissions abatement, and to make additional investments in renewable electricity, process and equipment optimization, and energy conservation. In 2024, we linked a portion of the executive and employee performance bonus to our goal to reduce our 2024 Scope 1 and 2 greenhouse gas emissions by 25,000 metric tons of carbon dioxide equivalent, compared to 2023. We also focus on addressing climate change impacts upstream and downstream in the value chain. This includes improving product energy efficiency and increasing the positive impact of our products by leveraging opportunities for Intel technologies to enable other sectors of the economy to reduce their climate and energy footprints.
Energy
We focus on reducing our own climate change impact, and over the past two decades have reduced our direct and indirect greenhouse gas emissions associated with energy consumption and invested in renewable electricity and on-site alternative energy projects. In 2024, continuing our practice of linking a portion of our executive and employee performance bonus to our corporate sustainability metrics, we linked a portion of the performance bonus to our 2024 target to reach 95% renewable electricity use globally.
Water Stewardship
Water is essential to the semiconductor manufacturing process. We use ultrapure water to remove impurities from our silicon wafers, and we use fresh and reclaimed water to run our manufacturing facility systems. Our water strategy illustrates our commitment to manage water resources efficiently. In 2024, we linked a portion of our executive and employee performance bonus to our target to conserve and restore 13.5 billion gallons of water during the year.
Circular Economy and Waste Management
We have long been committed to waste management, recycling, and circular economy strategies that enable the recovery and productive re-use of waste streams. We continue to focus on opportunities to upcycle waste by improving waste segregation practices and collaborating with our suppliers to evaluate new technologies for waste recovery. In 2024, we linked a portion of our executive and employee performance bonus to our interim target to achieve a greater than 90% recycling rate of construction waste.
Governance and Disclosure
We are committed to transparency around our carbon footprint and climate risk, and use the framework developed by the TCFD to inform our disclosure on climate governance, strategy, risk management, and metrics and targets. For governance and strategy, we follow an integrated approach to address climate change, with multiple teams responsible for managing climate-related activities, initiatives, and policies, with senior-level management involvement and board-level oversight, including the Corporate Governance and Nominating Committee. We describe our overall risk management processes in our proxy statement, and describe climate-related risks and opportunities in our annual Corporate Responsibility Report, the Intel Climate Change Policy, the Intel Climate Transition Action Plan, and "Risk Factors" within this Form 10-K. In addition, our Corporate Responsibility Report includes a mapping of our disclosure to the TCFD, GRI, and SASB frameworks. The Corporate Responsibility Report and our CDP Climate Change and Water Surveys are available on our website and are published annually.1

1 The contents of our website and our Corporate Responsibility Report, Climate Change Policy, Climate Transition Action Plan, and CDP Climate Change and Water Surveys are referenced for general information only and are not incorporated by reference in this Form 10-K.

Our Capital	12

Management's Discussion and Analysis

Overview
We are a global designer and manufacturer of semiconductor products, including CPUs and other solutions, primarily marketed and sold through our Intel Products business and manufactured via our Intel Foundry operations and other suppliers. Our customers primarily include OEMs, ODMs, cloud service providers, and other manufacturers and service providers, such as industrial and communication equipment manufacturers and other cloud service providers who buy our products through distributor, reseller, retail, and OEM channels throughout the world. We market and sell these products directly through our global sales and marketing organizations and indirectly through channel partners. We manufacture our products at our fabrication and assembly and test facilities located throughout the world. We seek to expand our Intel Foundry business as a third-party foundry for external customers.
A Year in Review
2024 revenue was $53.1 billion, down $1.1 billion, or 2%, from 2023 due to lower all other revenue and lower Intel Foundry revenue, partially offset by higher Intel Products revenue. All other revenue decreased 32% from 2023, driven by lower Altera revenue due to customers tempering purchases to reduce existing inventories across all product lines and lower Mobileye revenue as customers tempered purchases to reduce existing inventories of EyeQ products. Intel Foundry external revenue decreased 60% from 2023 due to lower traditional packaging services and lower equipment sales. Intel Products revenue increased 3% from 2023 due primarily to higher CCG and DCAI revenue. CCG revenue increased 4% from 2023 primarily due to higher notebook volume compared to 2023 and was partially offset by lower other CCG revenue, which decreased from 2023 due to the exit of legacy businesses, and lower desktop revenue, which decreased on lower demand compared to 2023. DCAI revenue increased 1% from 2023 driven by higher server revenue primarily from high core count products, which increased ASPs and lowered volume compared to 2023.
Our consolidated results of operations in 2024 were meaningfully impacted by non-cash impairments and the acceleration of depreciation for certain manufacturing assets, restructuring charges resulting from our 2024 Restructuring Plan, non-cash impairments of goodwill and certain other assets, as well as non-cash charges related to a valuation allowance recognized against our US deferred tax assets. In 2024, we invested $16.5 billion in R&D, made gross capital investments of $25.1 billion, and had $8.3 billion in cash from operations and negative $2.2 billion of adjusted free cash flow1.
Our 2024 results reflect the continued advancement of our transformational journey. In 2024, our previously announced internal foundry operating model took effect, creating a foundry relationship between our Intel Products business (collectively CCG, DCAI, and NEX) and the Intel Foundry business (including Foundry Technology Development, Foundry Manufacturing and Supply Chain, and Foundry Services, formerly IFS). The foundry operating model is designed to reshape operational dynamics and drive greater transparency, accountability, and focus on costs and efficiency. In furtherance of our internal foundry operating model, we began separately reporting the financials for our Intel Products and Intel Foundry businesses in Q1 2024 and, in Q3 2024, we announced our intent to establish Intel Foundry as an independent subsidiary. We also made meaningful progress on our previously announced plan to operate Altera® as a standalone business beginning in Q1 2024, readying the business and paving the way for value capture opportunities in early 2025.
Restructuring
In 2024, we announced our intention to implement a series of cost and capital reduction initiatives designed to adjust our spending to current business trends while enabling our new operating model and continuing to fund investments in our core strategy—returning to product and process competitiveness. These initiatives, which we refer to as our 2024 Restructuring Plan, include reducing headcount, consolidating and reducing our global real estate footprint, conducting portfolio reviews of our businesses under a "clean sheet" view, rationalizing capital investments and deployments based upon demand signals and capacity requirements, and reducing our overall operating expenses. The headcount actions in connection with the 2024 Restructuring Plan are expected to result in an approximate 15% decrease in our core Intel workforce by early 2025. As a result of initiating and deploying our 2024 Restructuring Plan, we recognized restructuring charges of $2.8 billion in 2024.
Our 2024 consolidated results of operations were also materially impacted by the following:
■$3.3 billion of charges, substantially all of which were recorded to cost of sales, related to non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node;
■$3.1 billion of non-cash charges associated with the impairment of goodwill for certain of our reporting units as well as certain acquired intangible assets (see "Note 7: Restructuring and Other Charges" within Notes to Consolidated Financial Statements); and
■$9.9 billion of non-cash charges recorded to provision for income taxes that substantially related to valuation allowances recorded to our net deferred tax assets (see "Note 8: Income Taxes" within Notes to Consolidated Financial Statements).
Segments and Prior Year Results
During 2024, we managed our business through the operating segments that are presented below and have included the 2024, 2023, and 2022 segment financial results and related discussions of our segments' results of operations. Our segments' results of operations presented below exclude the $7.0 billion of restructuring and other charges and $9.9 billion of charges resulting from valuation allowances recorded against our net deferred tax assets, in addition to certain other items, as our CODMs receive, view, and use information for decision-making purposes based upon segment results that exclude such items.

MD&A	13

We have also included the 2024, 2023, and 2022 consolidated financial results and related discussions of our consolidated results of operations for 2024 relative to 2023 subsequent to the operating segment discussion below. A discussion regarding our consolidated results of operations for 2023 relative to 2022 is included in our 2023 Form 10-K. "Note 3: Operating Segments" within Notes to Consolidated Financial Statements of this Form 10-K reconciles our segment and consolidated results for each of the periods presented.
1 See "Non-GAAP Financial Measures" within MD&A.

Operating Segment Trends and Results
Intel Products
Intel Products consists substantially of the design, development, marketing, sale, support, and servicing of CPUs and related solutions for external customers. Intel Products is composed of three operating segments: CCG, DCAI, and NEX.
Client Computing Group
Market and Business Overview
Overview
We are committed to advancing PC experiences by delivering competitive products and deepening our relationships with industry partners to co-engineer and deliver leading platform innovation. We bring together the operating system, system architecture, hardware, and software application integration to enable industry-leading PC experiences. We embrace these opportunities by focusing on our roadmap, delivering innovative PC capabilities, and designing advanced PC experiences. By doing this, we believe we help fuel innovation across the industry, providing a solid source of IP, scale, and cash flow for Intel.

Market Trends and Strategy
In 2024, the PC market started to stabilize from a soft macroeconomic environment and inflationary pressures, with PC supply and demand levels beginning to normalize. We remain positive on the long-term outlook for PCs, as household density is stable to increasing, educational device penetration rates remain low outside of the US, and PC usage remains elevated compared to pre-pandemic rates1. Commercial growth opportunities also remain as corporations expand the size of their PC fleets, while also replacing older devices. Currently, more than 200 million commercial devices are more than four years old2.
We recently introduced our Intel Core Ultra processor family that serves as the CPU for the AI PC, which enables AI capabilities at the client level. We believe the AI PC is a significant potential driver of PC demand over the coming years, and believe we are well-positioned to capitalize on this trend that we expect will support a long-term PC TAM of 300 million units3.
We deliver value to our customers by leveraging our engineering capabilities and working with our partners across an open, innovative ecosystem to deliver technology that drives every major aspect of the computing experience, including performance, power efficiency, battery life, connectivity, graphics, and form factors, to create the most advanced PC platforms. We design our products with a philosophy of openness and choice, and seek to continually provide more competitive products with more capabilities for customers.
Products and Competition
In 2023, we introduced a significant update to our client compute brands to make it easier for customers to identify the right client solutions for their compute needs. Those brands include Intel, Intel Core and Intel Core Ultra. The Intel and Intel Core brands have been staples of the PC industry for nearly two decades and represented our highest volume products by unit sales in 2024. These products are designed to serve a broad cross-section of the customer and computing needs in the client market.
The Intel Core Ultra processor family, which we launched at the end of 2023, delivers significant advancements in graphics, AI, and multi-threaded CPU performance and introduced the AI PC to the market. In the second half of 2024, the next-generation Intel Core Ultra 200V Series became our highest performance client processors, with increased battery life for mobile PCs. We also introduced the Intel Core Ultra 200S Series processors, catering to the desktop enthusiast market. We remain committed to delivering the most advanced processing power to support the growing demands of AI, graphics, and multi-threaded workloads.
We operate in a particularly competitive market. In processors, we compete with Advanced Micro Devices, Inc. (AMD) and vendors who design applications processors based on ARM architecture, such as Apple Inc. (Apple) with its M series products and Qualcomm Inc. (Qualcomm) with its Snapdragon product. We expect this competitive environment to continue to intensify in 2025.
We remain committed to creating an open ecosystem to foster growth and technology innovations. We embrace and collaborate with a global ecosystem of industry partners to deliver competitive technologies together.

1 Source: Intel calculated PC density from industry analyst reports.
2 Source: Intel calculated volume of devices over four years old from industry analyst reports and internal data.
3 Source: Intel calculated multi-year TAM forecast derived from industry analyst reports.

MD&A	14

Data Center and AI
Market and Business Overview
Overview
DCAI delivers innovative workload-optimized solutions to cloud service providers and enterprises, along with silicon devices for communications service providers, network and edge, and HPC customers. Our unique capabilities enable us to help solve our customers' most complex challenges with the depth and breadth of our hardware and software portfolio. Our global customers and partners encompass cloud hyperscalers, multinational corporations, small-and medium-sized enterprises, independent hardware and software vendors, systems integrators, communications service providers, and governments.
Market Trends and Strategy
Data is a significant force in society and is generated daily at an unprecedented pace. The desire to harness insights from data to drive better outcomes for businesses and society is ever expanding. AI is becoming pervasive in nearly all applications, creating the potential for intelligence everywhere, and enabling powerful new uses of compute resources across all market segments. We believe we benefit from the significant installed base of Intel Xeon processors, and we are seeking to expand our portfolio of heterogeneous compute solutions (IPUs, AI accelerators, and future GPUs) to more fully participate in this high-growth area. DCAI is focused on the AI ecosystem, developer tools, frameworks, networking and memory, technologies, and open standards to drive a scalable path forward. We take a system-level approach that supplies the necessary hardware and software optimized for power and performance. Our technology is differentiated at the system level and in high-growth workloads based on our integrated hardware acceleration engines and software. For example, architected into our Intel Xeon processors are Intel® Advanced Matrix Extensions (Intel® AMX) for AI acceleration; Intel® Software Guard Extensions (Intel® SGX), providing enclaves of protected memory designed to deliver enhanced security for sensitive data; and Intel® Crypto Acceleration, which is designed to deliver breakthrough performance across cryptographic algorithms. We believe this acceleration and performance will continue to drive our differentiated value and growth across our customer base.

Products and Competition
Our products and services include:

■
a portfolio of hardware, including Intel Xeon processors, Intel Gaudi processors, and a software suite to enable the ecosystem and deliver solutions, including enterprise retrieval-augmented generation;

■	platform enabling and validation in partnership with OEMs, CSPs, and independent hardware and software vendors; and
■	optimized solutions for leading workloads such as AI, cryptography, security, storage, and networking, leveraging differentiated features supporting diverse compute environments.
We provide our customers with an extensive portfolio of silicon and software products, engineered to deliver workload-optimized performance. Our hardware portfolio primarily comprises CPUs and also includes accelerators, all designed to support the performance, agility, and security that our customers demand. Deployment of our silicon platforms is accelerated by a software development environment that enables workload mobility across our heterogeneous architectures and enables developers to execute their workloads on the hardware that best meets application requirements.
Our competitors include hardware vendors such as AMD that compete with us across the full spectrum of CPUs, GPUs, accelerators, and other products; providers of GPU systems such as NVIDIA; companies developing their own custom silicon; and new entrants and incumbents developing ARM- and RISC-V-based products customized for specific data center workloads. We expect this competitive landscape to continue to evolve.
The Intel Xeon Scalable processor family delivers advanced CPUs for the data center, the network, and the edge, driving performance, manageability, and security with differentiated features and capabilities. In 2024, we launched the Intel Xeon 6 processors with Efficient-cores (or E-Cores) and Performance-cores (or P-cores). Our E-core processors feature single-threaded cores for scale-out, parallel workloads, while our P-core processors feature hyperthreaded cores and built-in matrix engines that are designed for more compute-intensive workloads such as AI.
Our AI processor offerings consist of our Gaudi AI accelerators. In 2024, we launched the Intel Gaudi 3 AI accelerators with enhanced memory bandwidth, flexibility, and AI compute capabilities. We were developing Falcon Shores as our next-generation AI accelerator to succeed the Gaudi product line; however, based on customer feedback we will utilize it as an internal test chip rather than bring it to market. We are focusing our efforts on the development of our Jaguar Shores AI accelerator, previously targeted to succeed Falcon Shores, as our first generally programmable GPU AI accelerator offering to customers.
The ubiquity of Intel Xeon processors in the installed base, along with our heterogeneous compute solutions combined with software that unlocks the value of our hardware, enable our customers to develop highly differentiated solutions. Our integrated approach has created significant value for Intel, our customers, and our partners by helping us mitigate risks, reduce costs, build brand value, and identify new market opportunities to apply our technology to address our customers' and society's most complex issues.

MD&A	15

Network and Edge
Market and Business Overview
Overview
NEX aims to transform the world's networks and edge compute systems from fixed-function hardware to general-purpose compute, acceleration, and networking devices running cloud native software on programmable hardware. We work with partners and customers to deliver and deploy intelligent edge platforms that allow developers to achieve agility and drive automation using AI for efficient operations while securing the integrity of their data at the edge. We have a broad portfolio of hardware and software platforms, tools, and ecosystem partnerships for the rapid digital transformation happening from the cloud to the edge. We are leveraging our core strengths in compute, connectivity, software, and manufacturing at scale to grow traditional markets and to accelerate entry into emerging ones.
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
Our network and edge solutions aim to unleash the power of intelligent edge solutions for our customers and move the world's networks to a software infrastructure that runs on Intel technologies by providing edge-optimized, AI-enabled compute and connectivity solutions to run every workload at the edge, between the cloud and the end user, and deploying software platforms that enable developers to build, deploy, run, manage, connect, and secure distributed edge infrastructure, applications, and edge AI across several verticals, such as industrials, federal, aerospace, retail, healthcare, education, and smart cities.
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
We deliver edge-optimized AI-enabled platforms for edge applications based on our Intel Xeon, Intel Core, and Intel Atom® processor portfolio, which reduces operational complexity for our customers and helps our customers create, store, and process data at the edge so they can analyze it faster and act on it sooner. We also build differentiated networking offerings that keep pace with industry speeds and deliver unique features needed for the intelligent edge, such as networking offloads, time-sensitive networking, and scalable reliable transport.
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
Telecommunication Networks: We lead 5G core network deployments, demonstrating that 5G base stations can be almost entirely built from software running on Intel Xeon processors with Intel® vRAN Boost. We continue to drive the transformation from fixed-function networks onto Intel Xeon Scalable processors and Intel Xeon D processors coupled with our FlexCore and FlexRAN™ software. Our customers are tier-one global communication service providers and their equipment suppliers. Our software-based cloud RAN platform is designed to allow operators to deploy the fastest cloud-native 5G infrastructure quickly and efficiently at scale to meet the needs of their end customers.
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

MD&A	16

Intel Products Financial Performance1

	Dec 28, 2024
(In Millions)	CCG	DCAI	NEX	Total
Revenue	$30,290	$12,817	$5,842	$48,949
Cost of sales	14,569	6,792	2,457	23,818
Gross margin	15,721	6,025	3,385	25,131
Operating expenses	4,801	4,687	2,454	11,942
Operating income	$10,920	$1,338	$931	$13,189
Gross margin %	52%	47%	58%	51%
Operating margin %	36%	10%	16%	27%

	Dec 30, 2023
(In Millions)	CCG	DCAI	NEX	Total
Revenue	$29,258	$12,635	$5,774	$47,667
Cost of sales	14,606	6,420	3,095	24,121
Gross margin	14,652	6,215	2,679	23,546
Operating expenses	5,139	4,595	2,475	12,209
Operating income	$9,513	$1,620	$204	$11,337
Gross margin %	50%	49%	46%	49%
Operating margin %	33%	13%	4%	24%

	Dec 31, 2022
(In Millions)	CCG	DCAI	NEX	Total
Revenue	$31,773	$16,856	$8,409	$57,038
Cost of sales	16,826	7,081	3,856	27,763
Gross margin	14,947	9,775	4,553	29,275
Operating expenses	6,740	5,577	3,021	15,338
Operating income	$8,207	$4,198	$1,532	$13,937
Gross margin %	47%	58%	54%	51%
Operating margin %	26%	25%	18%	24%
1 Operating segment results include intersegment financial activity; refer to "Note 3: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary
2024 vs. 2023
Total Intel Products revenue was $48.9 billion in 2024, up $1.3 billion from 2023.
▪CCG revenue increased $1.0 billion from 2023. Notebook revenue was $19.1 billion in 2024, up $2.1 billion from 2023. Notebook volume increased 12% from 2023, as customer inventory levels improved compared to higher levels in 2023. Notebook ASPs were roughly flat with 2023. Desktop revenue was $9.7 billion, down $516 million from 2023. Desktop volume decreased 5% from 2023, primarily due to lower demand compared to 2023. Desktop ASPs were roughly flat with 2023. Other CCG revenue was $1.6 billion, down $530 million from 2023, primarily driven by the exit of legacy businesses.
▪DCAI revenue increased $182 million from 2023, primarily driven by an increase in server revenue. Server ASPs increased 12% from 2023, primarily due to a higher mix of high core count products. Server volume decreased 10% from 2023, due to lower demand in a competitive environment and a higher mix of high core count products.
▪NEX revenue increased $68 million from 2023, primarily driven by higher Network and Edge revenue, partially offset by 5G customers tempering purchases to reduce existing inventories.

MD&A	17

2023 vs. 2022
Total Intel Products revenue was $47.7 billion in 2023, down $9.4 billion from 2022.
▪CCG revenue decreased $2.5 billion from 2022. Notebook revenue was $17.0 billion, down $1.8 billion from 2022. Notebook volume decreased 5% from 2022, driven by lower demand across market segments, partially offset by increased volume in the second half of 2023 as customer inventory levels normalized compared to higher levels in the first half of 2023. Notebook ASPs decreased 5% from 2022 due to relative strength in the education market segment resulting in a higher mix of small core products combined with a higher mix of older generation products. Desktop revenue was $10.2 billion, down $495 million from 2022. Desktop volume decreased 9% from 2022, driven by lower demand across market segments, partially offset by increased volume in the second half of 2023 as customer inventory levels normalized compared to higher levels in the first half of 2023. Desktop ASPs increased 5% from 2022, due to an increased mix of product sales to the commercial and gaming market segments. Other CCG revenue was $2.1 billion, down $229 million from 2022, primarily driven by the continued ramp down of our legacy smartphone modem business and lower demand for our wireless and connectivity products as a result of lower notebook volumes.
▪DCAI revenue decreased $4.2 billion from 2022, driven by a decrease in server revenue. Server volume decreased 37% from 2022, due to lower demand in a softening CPU data center market. Server ASPs increased 20% from 2022, primarily due to a lower mix of hyperscale customer-related revenue and a higher mix of high core count products.
▪NEX revenue decreased $2.6 billion from 2022, as customers tempered purchases to reduce inventories and adjust to a lower demand environment across product lines.

Operating Segment Cost of Sales and Operating Expenses Summary
2024 vs. 2023
Cost of Sales
Total Intel Products cost of sales was $23.8 billion in 2024, down $303 million from 2023.
▪CCG cost of sales decreased $37 million from 2023, primarily driven by lower samples and lower cost of sales due to the exit of legacy businesses. These decreases were substantially offset by higher cost of sales due to higher unit cost from an increased mix of Intel 4 and Intel 7 products and higher notebook volume sold in 2024.
▪DCAI cost of sales increased $372 million from 2023, primarily driven by higher period charges due to $922 million in Gaudi AI accelerator inventory-related charges recognized in 2024, and higher server unit cost primarily driven by an increased mix of Intel 7 products sold in 2024. These cost of sales increases were partially offset by lower period charges driven by the sell-through of previously reserved inventory and lower non-accelerator inventory reserves taken in 2024.
▪NEX cost of sales decreased $638 million from 2023, primarily driven by lower period charges from the sell-through of previously reserved inventory and lower reserves taken in 2024.
Operating Expenses
Total Intel Products operating expenses were $11.9 billion, down $267 million from 2023.
▪CCG operating expenses decreased $338 million from 2023, primarily driven by intersegment credits and various cost-reduction measures taken in 2024.
▪DCAI operating expenses increased $92 million from 2023, primarily driven by increased product development costs in 2024, partially offset by various cost-reduction measures taken in 2024.
▪NEX operating expenses were roughly flat with 2023.

2023 vs. 2022
Cost of Sales
Total Intel Products cost of sales was $24.1 billion in 2023, down $3.6 billion from 2022.
▪CCG cost of sales decreased $2.2 billion from 2022, primarily driven by lower period charges from the sell-through of previously reserved inventory and lower reserves taken in 2023, and lower notebook and desktop sales volume. These decreases in cost of sales were partially offset by higher unit costs primarily from an increased mix of Intel 7 products sold in 2023.
▪DCAI cost of sales decreased $661 million from 2022, primarily driven by lower server sales volume, lower sample costs, and lower period charges from the sell-through of previously reserved inventory and lower reserves taken in 2023. These cost of sales decreases were partially offset by higher unit cost primarily from an increased mix of Intel 7 products sold in 2023.
▪NEX cost of sales decreased $761 million from 2022, driven by lower sales volume across product lines, partially offset by higher period charges driven by inventory reserves taken in 2023.

MD&A	18

Operating Expenses
Total Intel Products operating expenses were $12.2 billion in 2023, down $3.1 billion from 2022, primarily driven by various cost-reduction measures across all of our Intel Products operating segments.
▪CCG operating expenses decreased $1.6 billion from 2022.
▪DCAI operating expenses decreased $982 million from 2022.
▪NEX operating expenses decreased $546 million from 2022.
Intel Foundry
Market and Business Overview
Overview
Intel Foundry, comprising technology development, manufacturing and foundry services, seeks to deliver the best systems foundry capabilities to support Intel Products and external customers. As the stewards of Moore's Law, we aim to continue to innovate and advance world-class silicon process and advanced packaging technologies. Our foundry offerings benefit from several key advantages: our robust design ecosystem with key industry partners; our systems of chips capabilities; and our secure, resilient, and sustainable supply chain. Our foundry is built on the foundation of our silicon process and advanced packaging technology offerings and enables co-optimized solutions for the AI era. We are strengthening the resilience of the global semiconductor supply chain for leading-edge and mature node semiconductor products by investing in geographically balanced and more sustainable manufacturing capacity. As a foundry for the AI era, Intel Foundry brings together these critical components to help drive the next phase of technology innovation.
Market Trends and Strategy
AI is driving transformational changes in the global market for semiconductors. AI demands an ever-increasing amount of computation performance and an ever-increasing need for power efficiency. To deliver the step function changes in performant yet efficient and cost-effective systems required to enable AI, a generational shift in computer architectures is underway, built on smaller, more efficient and performant transistors. Architectures are shifting from general monolithic silicon chips to systems of interconnected chiplets optimized for specific workloads and market segments, requiring more advanced packaging technologies to stitch together these increasingly complex designs. The global semiconductor industry and our customers are changing the way they build chips and systems while simultaneously redesigning their supply chains to be more resilient and sustainable.
Over time, the capital intensity of leading-edge semiconductor manufacturing has grown meaningfully and forced most manufacturers to give up the pursuit of Moore’s Law as they lacked sufficient scale to drive a positive return on investments in the next-generation process technology. Currently, we believe we are only one of three manufacturers pursuing 2nm lithography. Leading-edge foundries seek to amortize their leading-edge investments over many years. In early years, they seek to maximize volume and pricing on leading-edge designs that benefit from the most performant transistors. In later years, when the once advanced process technology becomes a mature technology, ease of design and manufacturing cost become more paramount.
Our strategy builds on our history of developing leading-edge semiconductor technologies for our products. While we expect our manufacturing facilities to continue to mostly produce our own products for many years to come, we are aiming to become a major provider of semiconductor manufacturing solutions for third parties as well. As we pursue that strategy, the volume from our own products helps provide the significant scale required for leading-edge foundry operations and helps derisk our foundry offerings for our third-party customers. The addition of third-party customers would, on the leading edge, help provide further scale to support our foundry operations and, for process nodes that are mature, enable better monetization of our technology and manufacturing facility investments. We plan to create greater independence for our foundry operations by establishing Intel Foundry as an independent subsidiary. We expect this to provide Intel Foundry with clearer separation and independence for foundry customers and suppliers and increase our flexibility to evaluate separate sources of funding and capital structures for our foundry and product businesses.
Products, Services, and Competition
Intel Foundry combines technology, manufacturing, supply chain, and systems capabilities to enable systems to be optimized for their workloads while providing resilience and sustainability in the supply chain. Intel Foundry aims to deliver leading-edge process technology and to build out offerings of mature process nodes for third parties. Our factory network provides geographically balanced manufacturing capacity. Intel Foundry enables Intel Products and external customers to benefit from our advanced technologies, systems capabilities, and manufacturing network, and we expect to achieve volume production of products on our 2nm node, Intel 18A, in 2025.
We seek to address the transformational shift in the semiconductor industry being driven by AI and the demand for ever-increasing computation power by providing leading foundry capabilities to support Intel Products and external customers, delivered from a resilient, secure, and more sustainable supply chain. Intel Foundry's offerings are foundational and consist of advanced process technologies enabled by an ecosystem of electronic design automation tools, intellectual property, and design services from vendors used by our external customers.. This ecosystem enables external customers to design with Intel technologies as they would with other foundries. The systems of chips capabilities include architecture, advanced packaging technologies, software, and services to accelerate time to market, and driving standards to improve system performance and power consumption.

MD&A	19

Intel Foundry's process technologies available to external customers are expected to include our upcoming Intel 18A process featuring RibbonFET (gate-all-around) and PowerVia (back-side power delivery) as expected industry firsts; our new Intel 3 process using EUV lithography; our established Intel 7 and Intel 16 process technologies; and a new 12nm foundry process technology we are developing in collaboration with United Microelectronics Corporation (UMC). We announced an extension to our leading-edge roadmap beyond Intel 18A with the introduction of Intel 14A. Intel Foundry's advanced semiconductor assembly and test offerings include families of advanced technologies for packaging single chips or combining multiple chips together in a package, adjacent to each other, stacked on top of each other, or through a combination thereof. In addition to our core packaging technologies, we have differentiated capabilities to design and produce complex packaged parts with optimal performance, power, and cost at high yield. We continue to drive the technologies, capabilities, and standards needed to optimize systems of chips, including the Universal Chiplet Interconnect Express* standard for communication between chips in a system, which we demonstrated in silicon in 2023. We aim to accelerate our customers' designs by providing advanced technologies, services, and systems software that leverage Intel's deep knowledge as a systems company.
The competitors to Intel Foundry are primarily semiconductor foundries that focus on delivering wafers and packaging technologies from fabrication plants based primarily in Asia, and include TSMC, Samsung, Global Foundries, UMC, and Semiconductor Manufacturing International Corporation (SMIC). We compete with TSMC and Samsung in the advanced process technology marketplace.
Intel Foundry Financial Performance1

Years Ended ($ In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Revenue	$17,543	$18,910	$27,491
Cost of sales	25,596	21,471	28,052
Gross loss	(8,053)	(2,561)	(561)
Operating expenses	5,355	4,394	4,608
Operating loss	$(13,408)	$(6,955)	$(5,169)
Gross loss %	(46)%	(14)%	(2)%
Operating loss %	(76)%	(37)%	(19)%
1 Operating segment results include intersegment financial activity; refer to "Note 3: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary
2024 vs. 2023
Revenue was $17.5 billion, down $1.4 billion from 2023. Intersegment revenue was $17.2 billion, down $799 million from 2023, driven primarily by lower intersegment ASPs, lower back-end services revenue, and higher intersegment credits. These intersegment decreases were partially offset by higher wafer volume primarily from Intel 3, Intel 4, and Intel 7 products. External revenue was $385 million, down $568 million from 2023, driven primarily by lower traditional packaging services and lower equipment sales.
2023 vs. 2022
Revenue was $18.9 billion, down $8.6 billion from 2022. Intersegment revenue was $18.0 billion, down $9.1 billion from 2022, driven primarily by lower intersegment volume. External revenue was $953 million, up $479 million from 2022, driven primarily by higher traditional packaging services revenue.

Operating Segment Cost of Sales and Operating Expenses Summary
2024 vs. 2023
Cost of Sales
Cost of sales was $25.6 billion in 2024, up $4.1 billion from 2023, primarily driven by higher period charges related to non-cash impairments and accelerated depreciation of $3.3 billion for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node; higher intersegment cost of goods sold of $1.3 billion primarily driven by higher sales volume and higher costs from the ramp of advanced technologies; and higher period charges primarily related to factory start-up costs. These cost of sales increases in 2024 were partially offset by certain other lower period expenses, primarily related to reduced excess capacity charges in 2024, lower intersegment inventory reserves taken in 2024, and a 2024 benefit recognized under the CHIPS Act.
Operating Expenses
Operating expenses were $5.4 billion, up $961 million from 2023, primarily driven by increased investments in process technology.

MD&A	20

2023 vs. 2022
Cost of Sales
Cost of sales was $21.5 billion in 2023, down $6.6 billion from 2022, substantially driven by lower intersegment cost of goods sold of $6.7 billion from lower sales volume and a decrease in factory start-up costs. These cost of sales decreases were partially offset by $695 million of higher period charges in 2023, primarily related to excess capacity charges and higher intersegment inventory reserves taken in 2023.
Operating Expenses
Operating expenses were $4.4 billion, down $214 million from 2022, driven by various cost-reduction measures.
All Other
Our "all other" category includes the results of operations from other non-reportable segments not otherwise presented, including our Altera and Mobileye businesses, start-up businesses that support our initiatives, and historical results of operations from divested businesses. Altera offers programmable semiconductors, primarily FPGAs, and related products, for a broad range of applications across our embedded, communications, and cloud and enterprise market segments. We previously announced the organization of Altera as a standalone business. We are pursuing monetization opportunities with Altera and remain focused on selling a stake in the business on its path to a potential IPO in the coming years. Mobileye is a global leader in driving assistance and self-driving solutions, with a product portfolio designed to encompass the entire stack required for assisted and autonomous driving, including compute platforms, computer vision, and machine learning-based perception, mapping and localization, driving policy, and active sensors in development.
All Other Financial Performance1

Years Ended ($ In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Revenue	$3,824	$5,608	$5,530
Cost of sales	1,831	2,475	2,425
Gross margin	1,993	3,133	3,105
Operating expenses	2,077	2,054	1,931
Operating income (loss)	$(84)	$1,079	$1,174
Gross margin %	52%	56%	56%
Operating margin (loss) %	(2)%	19%	21%
1 Operating segment results include intersegment financial activity; refer to "Note 3: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segments Revenue Summary
2024 vs. 2023
All other revenue was $3.8 billion, down $1.8 billion from 2023. Altera revenue was $1.5 billion, down $1.3 billion from 2023 as customers tempered purchases to reduce existing inventories across all product lines. Mobileye revenue was $1.7 billion, down $425 million from 2023 as customers tempered purchases to reduce existing inventories of EyeQ products.
2023 vs. 2022
All other revenue was $5.6 billion, up $78 million from 2022. Altera revenue was $2.9 billion, up $314 million from 2022, driven by improved external supply, which enabled the fulfillment of customer backlog. Mobileye revenue was $2.1 billion, up $210 million from 2022, due to higher demand for EyeQ products. These 2023 increases were partially offset by a decrease in revenue from our remaining non-reportable segments and start-up businesses.

Operating Segments Cost of Sales and Operating Expenses Summary
2024 vs. 2023
Cost of Sales
Total all other cost of sales was $1.8 billion, down $644 million from 2023 primarily driven by lower 2024 revenue from Altera and Mobileye.
Operating Expenses
All other operating expenses were $2.1 billion, roughly flat with 2023.

MD&A	21

2023 vs. 2022
Cost of Sales
All other cost of sales was $2.5 billion, up $50 million from 2022 primarily driven by higher 2023 revenue from Altera and Mobileye.
Operating Expenses
All other operating expenses were $2.1 billion, up $123 million from 2022 primarily driven by higher Mobileye research and development expenditures and operating costs from our remaining non-reportable segments and start-up businesses.

MD&A	22

Consolidated Results of Operations

Years Ended (In Millions, Except Per Share Amounts)	December 28, 2024		December 30, 2023		December 31, 2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$53,101	100.0%	$54,228	100.0%	$63,054	100.0%
Cost of sales	35,756	67.3%	32,517	60.0%	36,188	57.4%
Gross margin	17,345	32.7%	21,711	40.0%	26,866	42.6%
Research and development	16,546	31.2%	16,046	29.6%	17,528	27.8%
Marketing, general, and administrative	5,507	10.4%	5,634	10.4%	7,002	11.1%
Restructuring and other charges	6,970	13.1%	(62)	(0.1)%	2	—%
Operating income (loss)	(11,678)	(22.0)%	93	0.2%	2,334	3.7%
Gains (losses) on equity investments, net	242	0.5%	40	0.1%	4,268	6.8%
Interest and other, net	226	0.4%	629	1.2%	1,166	1.8%
Income (loss) before taxes	(11,210)	(21.1)%	762	1.4%	7,768	12.3%
Provision for (benefit from) taxes	8,023	15.1%	(913)	(1.7)%	(249)	(0.4)%
Net income (loss)	(19,233)	(36.2)%	1,675	3.1%	8,017	12.7%
Less: net income (loss) attributable to non-controlling interests	(477)	(0.9)%	(14)	—%	3	—%
Net income (loss) attributable to Intel	$(18,756)	(35.3)%	$1,689	3.1%	$8,014	12.7%
Earnings (loss) per share attributable to Intel—diluted	$(4.38)		$0.40		$1.94
The following discussion includes the 2024, 2023, and 2022 consolidated financial results and related discussion of our consolidated results of operations for 2024 relative to 2023. A discussion regarding our consolidated results of operations for 2023 relative to 2022 is included in our 2023 Form 10-K. Our consolidated results exclude all intersegment transactions.
Consolidated Revenue

Consolidated Revenue Walk $B1
2024 vs. 2023
2024 revenue was $53.1 billion, down $1.1 billion, or 2%, from 2023 due to lower all other revenue and lower Intel Foundry revenue, partially offset by higher Intel Products revenue. All other revenue decreased 32% from 2023, driven by lower Altera revenue due to customers tempering purchases to reduce existing inventories across all product lines and lower Mobileye revenue as customers tempered purchases to reduce existing inventories of EyeQ products. Intel Foundry external revenue decreased 60% from 2023 due to lower traditional packaging services and lower equipment sales. Intel Products revenue increased 3% from 2023 due primarily to higher CCG and DCAI revenue. CCG revenue increased 4% from 2023 primarily due to higher notebook volume compared to 2023 and was partially offset by lower other CCG revenue, which decreased from 2023 due to the exit of legacy businesses, and lower desktop revenue, which decreased on lower demand compared to 2023. DCAI revenue increased 1% from 2023 driven by higher server revenue primarily from high core count products, which increased ASPs and lowered volume compared to 2023.

1 Excludes intersegment revenue; totals may not sum due to rounding

MD&A	23

Consolidated Gross Margin
We derived a majority of our consolidated gross margin in 2024, and 2023 from our Intel Products business sales through our CCG, DCAI, and NEX operating segments.

Gross Margin $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

2024 vs. 2023
Our consolidated gross margin in 2024 decreased by $4.4 billion, or 20%, compared to 2023 due primarily to higher 2024 impairment charges and accelerated depreciation. During Q3 2024, we concluded that our manufacturing asset portfolio, primarily for our Intel 7 process node, exceeded manufacturing capacity requirements. Upon completing an asset re-use assessment, we impaired certain construction-in-progress assets and accelerated depreciation for certain in-use manufacturing assets that resulted in $3.3 billion of charges in 2024. Our 2024 gross margin also decreased due to lower revenue, higher unit cost primarily from an increased mix of Intel 4 and Intel 7 products, higher period charges due to $922 million in Gaudi AI accelerator inventory-related charges recognized in 2024, and higher factory start-up costs. These 2024 unfavorable gross margin impacts were partially offset by certain favorable gross margin movements in 2024, including lower period charges driven by the sell-through of previously reserved inventory and lower non-accelerator reserves taken, lower period charges related to excess capacity charges, and a benefit recognized for government incentives received under the CHIPS Act.

We are making capital investments in furtherance of our strategy. As of December 28, 2024, our capital investments classified as construction in progress totaled $50.4 billion ($43.4 billion as of December 30, 2023). These assets have not yet been placed into service and have not yet begun depreciating. As these construction-in-progress assets are placed into service, we expect to incur depreciation expense that impacts future production costs and, ultimately, cost of sales. To the extent we are unable to grow our revenues to offset these production costs, our gross margin and operating income will be unfavorably affected. Additionally, we could incur asset impairments on property, plant, and equipment assets if our strategy is not successful.

MD&A	24

Operating Expenses
Total R&D and MG&A expenses for 2024 were $22.1 billion, up 2% compared to 2023. These expenses represent 41.5% of revenue for 2024 and 40.0% of revenue for 2023. In support of our strategy, we continue to make significant investments to accelerate our process technology roadmap. As a result of our 2024 Restructuring Plan and related cost-reduction measures, we expect a decrease in total R&D and MG&A expenses in future periods as we focus investments in R&D and create capacity for sustained investment in technology and manufacturing.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages indicate expenses as a percentage of total revenue)

Research and Development

2024 vs. 2023
R&D increased by $500 million, or 3%, primarily driven by investments in our process technology and products, and higher share-based compensation, partially offset by lower incentive-based compensation and the effects of various cost-reduction measures.

Marketing, General, and Administrative

2024 vs. 2023
MG&A decreased by $127 million, or 2%, primarily driven by lower incentive-based compensation, share-based compensation, and the effects of various cost-reduction measures, partially offset by higher corporate spending to drive business transformation.

MD&A	25

Restructuring and Other Charges

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Employee severance and benefit arrangements	$2,481	$222	$1,038
Litigation charges and other	858	(329)	(1,187)
Asset impairment charges	3,631	45	151
Total restructuring and other charges	$6,970	$(62)	$2
In Q3 2024, the 2024 Restructuring Plan was announced, subsequently approved and committed to by our management team, and initiated to implement cost-reduction measures, including reductions in employee headcount, other operating expenditures, and capital expenditures (see "Note 7: Restructuring and Other Charges" within Notes to Consolidated Financial Statements). We expect that our 2024 Restructuring Plan, in conjunction with other initiatives, will reduce our cost structure while we continue our investments to develop, manufacture, market, sell, and deliver product and process initiatives in furtherance of our strategy. We expect actions pursuant to the 2024 Restructuring Plan to be substantially completed by the fourth quarter of 2025, which is subject to change. Any changes to the estimates or timing will be reflected in our results of operations.
Employee severance and benefit arrangements includes net charges relating to the 2024 Restructuring Plan of $2.2 billion in 2024. Charges relating to other actions taken to streamline operations and to reduce costs were $294 million in 2024. The charges in 2023 and 2022 primarily related to the 2022 Restructuring Program, which was approved to rebalance our workforce and operations in alignment with our strategy and was completed in Q1 2024. The 2022 Restructuring Program, in conjunction with other initiatives, reduced our cost structure and allowed us to reinvest certain of these cost savings in resources and capacity to develop, manufacture, market, sell, and deliver our products in furtherance of our strategy.
Litigation charges and other includes a charge of $780 million that we recorded in 2024 arising out of the R2 litigation. In 2023, a $1.2 billion benefit was recorded due to the reduction in the previously accrued charge as a result of developments in the VLSI litigation. 2023 charges also included a $401 million charge for an EC-imposed fine and a $353 million termination fee in connection with our inability to timely obtain required regulatory approvals needed to acquire Tower Semiconductor Ltd. Refer to "Note 19: Commitments and Contingencies" within Notes to Consolidated Financial Statements for information about litigation related items.
Asset impairment charges in 2024 includes non-cash charges associated with the 2024 Restructuring Plan, including $442 million of non-cash impairments of construction-in-progress assets associated with our decision to exit and outsource manufacturing capabilities for certain internal test hardware; and $103 million of non-cash impairments of operating leased assets and related leasehold improvements resulting from real estate consolidations and exits. Real estate consolidations and exits did not significantly change our operating lease liabilities and may result in future cash outlays for facility restoration or the relocation of operations. In addition, we incurred non-cash impairments relating to goodwill and acquired intangible assets of $3.1 billion in 2024. Refer to "Note 11: Goodwill" and "Note 7: Restructuring and Other Charges" within Notes to Consolidated Financial Statements for further information about these items.

MD&A	26

Gains (Losses) on Equity Investments and Interest and Other, Net

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Unrealized gains (losses) on marketable equity investments	$(218)	$(99)	$(829)
Unrealized gains (losses) on non-marketable equity investments[1]	92	17	299
Impairment charges	(347)	(214)	(190)
Unrealized gains (losses) on equity investments, net	(473)	(296)	(720)
Realized gains (losses) on sales of equity investments, net	715	336	4,988
Gains (losses) on equity investments, net	242	40	4,268
Interest and other, net	$226	$629	$1,166
1    Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.
Gains (Losses) on Equity Investments, Net
In 2024, we recognized net gains on equity investments of $242 million primarily due to $460 million of net gains related to our marketable equity investment portfolio, the majority of which related to the sale of our interest in Astera Labs and is within realized gains (losses) on sales of equity investments, net.
In 2023, we recognized net gains on equity investments of $40 million primarily due to $213 million of net gains related to our marketable equity investment portfolio, substantially all of which is within realized gains (losses) on sales of equity investments, net.
Interest and Other, Net
In 2024, interest and other, net decreased primarily due to higher interest expense due to higher 2024 average borrowings and lower other, net. Included in other, net in 2024 is a loss of $755 million from the change in fair value of a non-designated derivative related to our assessed probability of paying construction-related liquidated damages to Apollo, our Ireland SCIP partner. In 2024, we also received and recognized $560 million as a benefit to other, net for interest in relation to the European Commission competition matter for which we recorded and paid a ruling amount to the European Commission in 2009 and that we were successful at challenging and overturning with the ruling amount refunded to us in 2022.
Provision for (Benefit from) Taxes

Years Ended ($ In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Income (loss) before taxes	$(11,210)	$762	$7,768
Provision for (benefit from) taxes	$8,023	$(913)	$(249)
Effective tax rate	71.6%	(119.8)%	(3.2)%
Our effective tax rate increased in 2024 compared to 2023, primarily driven by the effects associated with the establishment of a valuation allowance against our US federal deferred tax assets in 2024. We assess the recoverability of our deferred tax assets quarterly, weighing available positive and negative evidence. As a result of our assessment in the third quarter of 2024, we determined it was more likely than not that the deferred tax assets will not be recoverable based upon our three-year cumulative historical loss position as of the third quarter of 2024, largely resulting from the asset impairment and restructuring and other charges incurred during the third quarter of 2024. Additionally, our 2024 provision for taxes and 2023 benefit from taxes included R&D tax credits, which provide a tax benefit based on our eligible R&D spending and are not dependent on lower income before taxes.

MD&A	27

Liquidity and Capital Resources
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and total cash and short-term investments as shown in the table below, are our primary sources of liquidity for funding our strategic business requirements. These sources are further supplemented by our committed credit facilities and other borrowing capacity and certain other Smart Capital initiatives that we have undertaken, including our Ireland SCIP transaction that closed in the second quarter of 2024 that resulted in $11.0 billion of net cash inflows to us (see "Note 4: Non-Controlling Interests" within Notes to Consolidated Financial Statements). Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; investments in our product roadmap; working capital requirements, including cash outlays associated with the 2024 Restructuring Plan; partner distributions to our non-controlling interest holders; and strategic investments. We expect reductions in operating expenditures, capital expenditures, and cost of sales after implementing our 2024 Restructuring Plan and related cost-reduction measures, including reductions in headcount, which are designed to enable further operational efficiency and agility and create capacity for sustained investment in technology and manufacturing competitiveness. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology. These plans include expanding existing operations in Arizona, New Mexico, and Oregon, and investing in a new leading-edge manufacturing facility in Ohio. They may also include longer-term projects, certain of which we have currently put on hold or slowed the completion of, including a new leading-edge manufacturing facility, a new assembly and test facility, and a new advanced packaging facility, among others.
We entered into government incentive arrangements with the US federal government pursuant to the CHIPS Act. In September 2024, we were awarded up to $3.0 billion in direct funding for the Secure Enclave program to expand the trusted manufacturing of leading-edge semiconductors for the US government. In November 2024, we signed a Direct Funding Agreement with the US Department of Commerce for the award of $7.9 billion in government incentives pursuant to the CHIPS Act, and we received $1.1 billion of cash in 2024 and have received an additional $1.1 billion of cash in 2025. We expect to continue to benefit from government incentives, though recent US government actions create uncertainty as to the receipt of awards under our existing CHIPS Act agreements and the potential for future awards in the US. These incentives typically require that we make significant capital investments in new facilities or expand existing facilities and our related workforce. To the extent we delay or cancel any such projects or otherwise are unable or fail to comply with the terms of the agreements, there may be a delay in our receipt of, or we may forfeit or be required to repay, the associated government incentives.
We expect to adjust the cadence of our investments based on the execution of our roadmap and changing business conditions. As of December 28, 2024, we had commitments for capital expenditures of $14.0 billion for 2025 and had $6.0 billion in capital expenditures committed in the long term. As of December 28, 2024, other purchase obligations and commitments in 2025 under our binding commitments for purchases of goods and services were $2.1 billion, with an additional $4.9 billion committed in the long term.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services. For example, see: "Note 4: Non-Controlling Interests" within Notes to Consolidated Financial Statements for information about our SCIP arrangements and variable distribution payments that we expect to make to our co-investment partners, including liquidated damage provisions should we fail to meet certain construction milestones or operational metrics; "Note 19: Commitments and Contingencies" within Notes to Consolidated Financial Statements for information about our lease obligations, which include supply agreements structured as leases; "Note 8: Income Taxes" within Notes to Consolidated Financial Statements for information about our tax obligations, including impacts from Tax Reform enacted in 2017 for the one-time transition tax on previously untaxed foreign earnings; and "Note 13: Borrowings" within Notes to Consolidated Financial Statements for information about our debt obligations. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our purchasing requirements are not current obligations and are therefore not included in the amounts above. For example, some of these requirements are not handled through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons.
When assessing our current sources of liquidity, we include our total cash and short-term investments as follows:

(In Millions)	Dec 28, 2024	Dec 30, 2023
Cash and cash equivalents	$8,249	$7,079
Short-term investments	13,813	17,955
Total cash and short-term investments	$22,062	$25,034
Total debt	$50,011	$49,266
We suspended the declaration of quarterly dividends starting with Q4 2024. We are prohibited under our commercial CHIPS Act agreement from paying dividends for the next two years and are subject to limitations on the payment of dividends for the three years thereafter. Further, we do not expect to pay dividends until our cash flows improve as we focus on the critical investments needed to execute our business strategy and create long-term value.

MD&A	28

During 2024, we issued a total of $2.6 billion aggregate principal amount of senior notes and remarketed $438 million aggregate principal amount of other bonds for general corporate purposes, including, but not limited to, refinancing of outstanding debt and funding for working capital and capital expenditures. During 2024, we also expanded both our 5-year $5.0 billion revolving credit facility agreement and our 364-day $5.0 billion credit facility agreement, to $7.0 billion and $8.0 billion, respectively, and the maturity dates were extended to February 2029 and January 2025, respectively. In January 2025, we amended our 364-day $8.0 billion credit facility agreement to $5.0 billion, and the maturity date was extended by one year to January 2026. We have other potential sources of liquidity, including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of December 28, 2024, we had no commercial paper obligations outstanding and no outstanding borrowings on the revolving credit facilities. See "Note 13: Borrowings" within Notes to Consolidated Financial Statements for further information.

Our total cash and investments and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity, among other factors, for our strategic business requirements. In 2024, these actions included, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the amounts and timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices, and selling certain of our accounts receivable on a non-recourse basis to third-party financial institutions. While such actions have benefited, and may further benefit, cash flow in the near term, we may experience a corresponding detriment to cash flow in future periods as these actions cease or as the impacts of these actions reverse or normalize.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments were in investment-grade securities in 2024.
Cash flows from operating, investing, and financing activities were as follows:

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Net cash provided by (used for) operating activities	$8,288	$11,471	$15,433
Net cash provided by (used for) investing activities	(18,256)	(24,041)	(10,231)
Net cash provided by (used for) financing activities	11,138	8,505	1,115
Net increase (decrease) in cash and cash equivalents	$1,170	$(4,065)	$6,317
Operating Activities
Operating cash flows consist of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by operations in 2024 was lower compared to 2023 by $3.2 billion as we incurred a net loss in 2024 that was fully offset by a higher amount of favorable operating cash flow adjustments for non-cash items like depreciation, share-based compensation, and restructuring and other expenses, compared to net income in 2023 with lower favorable operating cash flow adjustments.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; proceeds from capital-related government incentives; and proceeds from divestitures and cash used for acquisitions. Our investing capital expenditures were $23.9 billion in 2024 ($25.8 billion in 2023 and $24.8 billion in 2022).
The decrease in cash used for investing activities in 2024 compared to 2023 was primarily due to lower purchases of short-term investments, lower capital expenditures, higher proceeds from capital-related government incentives, and higher sales of equity investments. These 2024 cash favorable activities were partially offset by lower maturities and sales of short-term investments and higher 2024 cash used in other investing activities.
Financing Activities
Financing cash flows consist primarily of proceeds from strategic initiatives, including partner contributions and equity-related issuances, issuance and repayment of short-term and long-term debt, financing for capital expenditures with non-standard payment terms, and payment of dividends to stockholders.
The increase in cash provided by financing activities in 2024 compared to 2023 was primarily due to higher SCIP partner contributions, reduced dividend payments, and other cash favorable financing activities in 2024. These 2024 cash favorable financing activities were partially offset by lower proceeds from debt issuances, net of repayments; the absence of proceeds from sales of subsidiary shares; and higher financing for capital expenditures with non-standard payment terms in 2024.

MD&A	29

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
Refer to "Note 2: Accounting Policies" within Notes to Consolidated Financial Statements for further information on our critical accounting estimates, which are as follows, as well as our significant accounting policies:
▪Inventories—the transition of manufacturing costs to inventory, net of factory excess capacity charges. Inventory reflected at the lower of cost or net realizable value considering forecasted future demand and market conditions;
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
Non-GAAP Financial Measures
In addition to disclosing financial results in accordance with US GAAP, this document references adjusted free cash flow, a non-GAAP financial measure. This measure is used by management when assessing our sources of liquidity, capital resources, and quality of earnings and provides an additional means to evaluate the cash flow trends of our business. Adjusted free cash flow is operating cash flow adjusted for (1) additions to property, plant, and equipment, net of proceeds from capital-related government incentives and net partner contributions, (2) payments on finance leases, and (3) proceeds from the McAfee equity sale in 2022.
This non-GAAP financial measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations from these results should be carefully evaluated.
Following is the reconciliation of our most comparable US GAAP measure to our non-GAAP measure presented:

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022	Dec 25, 2021	Dec 26, 2020
Net cash provided by (used for) operating activities	$8,288	$11,471	$15,433	$29,456	$35,864
Net purchase of property, plant, and equipment	(10,515)	(23,228)	(23,724)	(18,567)	(14,086)
Payments on finance leases	(1)	(96)	(345)	—	—
Sale of equity investment	—	—	4,561	—	—
Adjusted free cash flow	$(2,228)	$(11,853)	$(4,075)	$10,889	$21,778

Net cash provided by (used for) investing activities	$(18,256)	$(24,041)	$(10,231)	$(24,283)	$(21,351)
Net cash provided by (used for) financing activities	$11,138	$8,505	$1,115	$(6,211)	$(12,842)

MD&A	30

Risk Factors and Other Key Information

Risk Factors
The following summarizes the material factors that make an investment in our securities speculative or risky. When any one or more of the following risks materialize from time to time, our business, reputation, financial condition, cash flows, and results of operations can be materially and adversely affected, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations can also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations, or by various risks that are generally applicable to most companies. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect on our business. Refer also to the other information set forth in this Form 10-K, including in the MD&A and Financial Statements and Supplemental Details sections.
We are in a highly competitive and rapidly changing industry.
The industry in which we operate is highly competitive and subject to rapid technological, geopolitical, and market developments; changes in industry standards; changes in customer and end-user needs, expectations, and preferences; and frequent product introductions and improvements. When we do not anticipate or respond to these developments, our competitive position can weaken, and our products or technologies can become uncompetitive or obsolete. Our competitive environment has intensified in recent years, and we expect it to continue to do so in the future, including as a result of the proliferation of AI and high demand for AI-related products and services. If we are not able to compete effectively, or if our foundry strategy is unsuccessful, our financial results will be adversely affected, including through reduced revenue and gross margin, and we may be required to accelerate the write-down of the value of certain assets.
We face intense competition across our product portfolio. Our competitors include companies offering platform products, such as AMD and Qualcomm; accelerator products such as GPUs, including those offered by NVIDIA; other accelerator products such as ASICs, application-specific standard products, and FPGAs; memory and storage products; connectivity and networking products; and other semiconductor products. Some of these competitors have developed or utilize competing computing architectures and platforms, such as the ARM architecture, and these architectures and platforms can produce beneficial network effects for competitors when an ecosystem of customers and application developers for such architectures and platforms grows at scale. For example, ARM-based products and the ARM ecosystem have seen increased development and adoption in recent years. We also compete with internally developed semiconductors from OEMs, cloud service providers, and others, some of whom are customers. Some of these customers vertically integrate their own semiconductor designs with their software assets and/or customize their designs for specific computing workloads. For example, in 2020, Apple introduced PC products utilizing its own internally developed ARM-based semiconductor designs in place of our client CPUs, and we face increasing competition from Apple's products and ecosystem.
Most of our competitors rely on third-party foundries, such as TSMC or Samsung, for the manufacture and assembly and test of their semiconductor components and products. Manufacturing process and assembly and test improvements introduced by such foundries have contributed, and may continue to contribute, to increasingly competitive offerings by our competitors. Our process technology roadmap to regain transistor performance and power performance competitiveness is subject to a number of risks, and we could fail to realize our goals, including due to changes in competitor technology roadmaps, changes affecting our projections regarding our technology or competing technology, and the risks described in the risk factor "The development and implementation of new semiconductor products and manufacturing technologies are subject to many risks and uncertainties." As an integrated device manufacturer, we have higher capital expenditures and R&D spending than many of our fabless competitors due to the high ongoing investments required to maintain leading-edge process technology and manufacturing capacity. We also face new sources of competition as a result of changes in industry participants through, for example, acquisitions or business collaborations, as well as new entrants, including in China, which could have a significant impact on our competitive position. For example, we could face increased competition as a result of China's programs to promote a domestic semiconductor industry and supply chains.
Our products compete based on a number of factors, including performance, energy efficiency, ease-of-integration, ease-of-use, innovative design, features, workload optimization, price, quality, reliability, security, software ecosystem and developer support, time-to-market, reliable product roadmap execution, brand recognition, customer support and customization, and availability. The importance of these factors varies by product and market segment. To the extent our products do not meet our customers' requirements across these factors in an increasingly competitive landscape, our business and results of operations can be harmed. For example, we have lost market share in recent years as competitors have introduced highly competitive data center and client platform products. Our data center business has been further negatively impacted by the shift of customer spend toward GPUs in the past few years. Additionally, to the extent we rely upon third party foundries for our products, our margins may be negatively impacted, as has been the case with the Intel Core Ultra 200V series processors launched in September 2024.
We have limited experience in the highly competitive and capital-intensive third-party foundry business. As we pursue our strategy to establish Intel Foundry as a major provider of foundry capacity to manufacture semiconductors for others, we will face intense competition from well-established competitors such as TSMC, Samsung, Global Foundries (GF), United Microelectronics Corporation (UMC), and Semiconductor Manufacturing International Corporation (SMIC). To succeed, we will need to compete effectively across factors such as availability and time-to-market of manufacturing technology; advances in manufacturing processes in areas such as performance, performance per watt, and density; multi-chip packaging; system integration; manufacturing capacity; price; margin; ease of use; quality; yields; customer satisfaction; and ecosystem support. Building and maintaining a competitive foundry business requires significant

Risk Factors and Other Key Information	31

ongoing investments to maintain leading-edge process technology and manufacturing capacity, which investments in many instances must be made ahead of customer commitments and may not be recouped. As we have reassessed demand and our "shell ahead" status and our financial results in the last few years have constrained our ability to make capital investments, we have delayed manufacturing facility construction or expansion projects in Ohio, Germany, Poland, Malaysia, and Israel, and we may have additional project delays or project cancellations in the future. Moreover, many of the largest potential foundry customers are fabless semiconductor companies whose products compete with our own. As a result, our strategy requires us to overcome customer concerns regarding protection of confidentiality information, intellectual property, and foundry capacity, among other competitive concerns, to attract and retain such customers. Our limited third-party foundry experience also means we must continue to hire and retain talented employees with relevant foundry experience with respect to both leading-edge and legacy nodes. Our efforts may be hindered by the higher costs of, regulatory and environmental restrictions imposed upon, and time it takes to build fabrication and assembly and test facilities in the jurisdictions in which we operate and plan to build new or upgrade existing foundry facilities as compared to the jurisdictions in which our competitors predominantly operate their foundry facilities. Our construction projects to expand capacity require available sources of labor, materials, and equipment. Increasing demand for such sources, including from other foundries; supply constraints, labor shortages, and other adverse market conditions; issues with permits or approvals; on-site incidents; and other construction issues arise from time to time and can result in significant delays and increased costs for our projects, as well as legal and reputational harm. These significant hurdles to our foundry strategy make it highly risky and our success highly uncertain.
We are making significant, long-term and inherently risky investments in R&D and manufacturing facilities that may not realize a favorable return.
To compete successfully, we must maintain an effective R&D program, develop new products and manufacturing processes, improve our products and processes, and make significant capital investments in new and existing manufacturing facilities, all ahead of competitors and market demand. The R&D efforts and capital investments we require are intensive as we compete across both product and process technologies and we may not have the ability to fund such investments at the level needed to be competitive. We incurred R&D expenses of $16.5 billion in 2024, $16.0 billion in 2023 and $17.5 billion in 2022. We are focusing our R&D efforts across several key areas, including process and packaging technology, our xPU products and features, AI, and software. These include ambitious initiatives, such as our efforts to introduce five new manufacturing process technologies, or nodes, in four years and our unified oneAPI portfolio of developer tools. Our investments are typically long-term and, even where successful, often do not contribute to our operating results for a number of years. We cannot guarantee that our efforts will deliver the benefits we anticipate, including as a result of our new products or technologies falling short of expectations or the offerings of competitors. For example, we previously experienced significant delays in the implementation of our 10nm process technology, and during 2020, we announced that our 7nm process technology would be delayed relative to our prior expectations. In such instances where we do not timely introduce new manufacturing process technologies that improve performance, performance per watt, transistor density, die utilization, core counts, and/or new features such as optimizations for AI and other workloads, with sufficient manufacturing yields and operational efficiency, relative to competing foundry processes, we have faced and will face cost, product performance, and time-to-market disadvantages relative to our competitors. This has in the past and may in the future result in higher operating costs, including as a result of additional costs from unused manufacturing capacity, higher leverage and borrowing costs, and pressure on our credit ratings, and adversely affect our business, financial condition and prospects. Further, we are not always able to timely or successfully develop new products, including as a result of bugs, late changes to features due to customer requests, or other design challenges. For example, in 2022, we announced that the release of Intel's 4th Gen Intel Xeon Scalable processor would be delayed from the first half of 2022 to the second half of 2022. To the extent our R&D efforts do not develop new products on schedule with improvements in areas like performance, performance per watt, die utilization, and core counts, and/or with new features such as optimizations for AI and other workloads, our competitive position can be harmed. We have adopted a disaggregated design approach for some of our future products, in which different processors and components can be manufactured on different processes and connected by advanced packaging technology into a single package. This approach introduces new areas of complexity in design and manufacturability, particularly in the deployment of advanced packaging technologies, several of which are novel, have a limited manufacturing history, and/or have increased costs. Delays or failures in implementing disaggregated designs could adversely affect our ability to timely introduce competitive products. For example, adapting a processor or component design for a new or different manufacturing process involves additional R&D expense and can result in delays in the development of the associated product and higher costs due to the utilization of more advanced and expensive capital equipment.
The investments required for our process technology roadmap and our worldwide manufacturing and assembly and test require capital expenditures above our historical levels. In recent years, the semiconductor manufacturing industry has seen very significant increases in the capital investments required for manufacturing facilities utilizing leading process technologies, including as a result of the use of EUV and high-NA EUV lithography tools. Our ownership and operation of such high-tech fabrication facilities, and our need to build new and expand existing facilities in anticipation of future demand, has resulted and will continue to result in us incurring large capital outlays and high costs that are fixed or difficult to reduce in the short term. Such capital outlays and costs include those related to utilization of existing facilities, facility construction and equipment, R&D, and the employment and training of a highly skilled workforce. To the extent customers are unwilling to pay prices to access the features that our process and product investments are expected to deliver, or if demand for our products, foundry capacity and assembly and test capacity decreases or we fail to forecast demand accurately, our gross margin and operating income can be disproportionately affected due to our high fixed cost structure, which is difficult to reduce quickly in response to lower demand and other unfavorable market factors. As we have reassessed demand and our "shell ahead" status and our financial results in the last few years have constrained our ability to make capital investments, we have delayed manufacturing facility construction or expansion projects in Ohio, Germany, Poland, Malaysia, and Israel. We could also be required to write off inventory or record excess manufacturing capacity charges, which would also lower our gross margin and operating income. To the extent the demand decrease is prolonged, our manufacturing or assembly and test capacity could be underutilized, and we may be required to write down our long-lived assets, which would increase our expenses. We may also be required to shorten the useful lives of under-used facilities and equipment and accelerate depreciation. For example, in the third quarter of 2024 we recorded $3.1 billion of charges related to non-cash impairments and the accelerated depreciation for certain manufacturing assets, a substantial majority of which related to the Intel 7 process node.

Risk Factors and Other Key Information	32

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
We are not always successful or efficient in developing or implementing new process nodes and manufacturing processes. We experienced significant delays in implementing our 10nm process technology, and in 2020, we encountered a defect mode in the development of our 7nm process technology that resulted in delays relative to our prior expectations. In 2022, Intel's 4th Gen Intel Xeon Scalable processor was delayed to allow for more platform and product validation time. These delays have allowed competitors using third-party foundries, such as TSMC, to benefit from advancements in manufacturing processes introduced ahead of us, including improvements in performance, energy efficiency, and other features, which have helped increase the competitiveness of their products. On the product side, we have had limited market success with our accelerator offerings, and in 2024 we recognized $922 million in Gaudi AI accelerator inventory-related charges. We may experience greater adverse competitive impacts in the event of further delays in the development of future manufacturing process technologies and products or lack of market success with our offerings.
Our efforts to innovate involve significant expense and carry inherent risks, including difficulties in designing and developing next-generation process and packaging technologies, and investments in manufacturing assets and facilities that are made years in advance. We cannot guarantee that we will realize the expected benefits of next-generation process technologies, including the expected cost, performance, power, and density advantages, or that we will achieve an adequate return on our capital and R&D investments, particularly as the development of new nodes has grown increasingly expensive. In such circumstances, we may be required to write down the value of some of our manufacturing assets and facilities, increasing our expenses, as we were required to do in the third quarter of 2024 with respect to the Intel 7 process node.
Risks inherent in the development of next-generation process technologies include production timing delays, lower-than-anticipated manufacturing yields, longer manufacturing throughput times, failure to achieve expected performance, power, and area improvements, and product defects and errata (deviations from published specifications). Production timing delays have at times caused us to miss customer product design windows, which can result in lost revenue opportunities and damage to our customer relationships. Furthermore, when the introduction of next-generation process nodes is delayed, adding cores or other competitive features to our products can result in larger die size products, manufacturing supply constraints, and increased product costs. Lower manufacturing yields and longer manufacturing throughput times, compared to previous process nodes, can increase our product costs, adversely affect our gross margins, and contribute to manufacturing supply constraints. A new process node typically has higher costs compared to a mature node due to factors that include higher depreciation costs and lower yields, and costs and yields at times do not improve at the same rate as on prior nodes. In addition, the cost of new leading-edge process nodes continues to increase at a higher rate relative to legacy process nodes due to a number of factors, including the cost of procuring and operating advanced manufacturing equipment. As the die size of our products has increased and our manufacturing process nodes have increased the number of transistors per die, our products and manufacturing processes have grown increasingly complex and more susceptible to product defects and errata, which at times also contribute to production timing delays and lower yields that may also increase our costs to manufacture and warranty our products.
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

Risk Factors and Other Key Information	33

Our implementation of new business strategies and investments in new businesses, products, and technologies are inherently risky and do not always succeed.
Our implementation of new business strategies, including our foundry strategy and our cost reduction measures, as well as our many internal structural, systems, and process changes, may subject us to a number of risks. We have entered new businesses and introduced new products and services as we seek to capitalize on the opportunities presented by growth in semiconductor demand, ubiquitous compute, pervasive connectivity, cloud-to-edge infrastructure, AI, and sensing. As part of our strategy, we announced plans to establish Intel Foundry as a major provider of foundry capacity to manufacture semiconductors for others and to implement an internal foundry operating model through updates to our processes, systems, and guardrails between our manufacturing and our individual product-based business units. The implementation of our internal foundry operating model requires many internal structural, system, and process changes to support the separation of the product and manufacturing sides of our business and our external foundry business, including a new enterprise resource planning system. In parallel, we are undertaking significant efforts to separate out portions of our business, such as operating Intel Foundry, Altera and IMS, as autonomous subsidiaries that we majority own and consolidate in order to potentially raise capital and unlock value as we focus on our core product and manufacturing capabilities. Significant business changes are inherently risky and are not always successful. For example, in 2022, we wound down Intel Optane; in 2020, we agreed to sell our NAND memory business to SK hynix; and in 2019, we exited the 5G smartphone modem business based on our determination that there was no clear path to profitability for those businesses.
These new and developing areas and products represent a significant portion of our revenue growth opportunity, and they also introduce new sources of competition in not just new and evolving markets but also in our existing markets. These new sources of competition can include established competitors with well-developed and highly competitive technologies, ecosystems, and customer bases, lower prices, margins, or costs, and greater brand recognition. These developing products and market segments require significant investment, do not always grow as projected or at all, or sometimes adopt competing technologies, and we may not realize an adequate return on our investments. For example, AI and machine learning are increasingly driving innovations in technology, but if we fail to develop leading products for these workloads, or if our customers use competing technologies, we may not realize a return on our investments in these areas. We may also not be successful in developing a competitive foundry business for external customers with respect to either leading-edge or mature process nodes, which would make it difficult for us to realize a favorable return on our investments in process technology and manufacturing capacity investments. To be successful, we need to cultivate relationships with customers and partners in these market segments and continue to improve our offerings. Despite our ongoing efforts, there is no guarantee that we will achieve or maintain market demand or acceptance for our products and services in these various market segments or realize an adequate return on our investments, which could lead to impairment of assets and restructuring charges, as well as opportunity costs.
Our Smart Capital approach to capital spending, alternative financing arrangements, and pursuit of government grants involves risks and may not be successful.
As we pursue our strategy, we have utilized our Smart Capital approach to capital spending in an effort to appropriately time and scale our capital investments. To support our capital investments, we have pursued alternative financing arrangements, such as our 2022 joint investment with Brookfield in the manufacturing expansion of our Arizona campus, and our 2024 joint investment with Apollo related to Fab 34 in Ireland, and may enter into similar arrangements in the future. These transactions may fail to advance our business strategy, may include unfavorable pricing or other terms such as penalties should key metrics not be attained as prescribed by our agreements, and may fail to achieve their anticipated benefits. Both arrangements include commitments we may not be able to satisfy, including commitments relating to construction and/or wafer demand or purchase, in which case we may be required to make additional payments to our partners. For example, in the fourth quarter of 2024, we recognized a $755 million charge related to penalties we expect to pay in connection with Ireland SCIP for construction delays we decided to make as we reduced our near-term capacity requirements. Further, both arrangements are expected to significantly and increasingly impact our net income (loss) attributable to Intel and earnings (loss) per share attributable to Intel in future periods as wafer production volumes increase at our expanded Arizona campus and at Fab 34 in Ireland. Our partners may also fail to satisfy financial or other obligations on which we rely and we may fail to resolve any potential disputes. Any of these risks, including our ability to effectuate any additional transactions at all, could have a material adverse effect on our business, results of operations, financial condition, or cash flows, which may limit our ability to raise sufficient capital for our required investments.
In addition, as part of our Smart Capital approach, we have applied for, received, and expect to receive additional grants and incentives from domestic and foreign local, regional, and national governments. Legislation in the US and EU has been adopted to provide government funding for semiconductor manufacturing expansions in those regions. However, any amounts, if any, we may receive under any agreements enabled by such legislation may not be sufficient in amount or timeliness to support our capital investment plans and offset the higher costs of operations in many of the locations of our facilities as compared to those of many of our competitors, we may be unable to comply with the requirements and limitations of any such grants and incentives, or such agreements may contain restrictions that limit our flexibility to pursue changes in business strategy or transactions that may enhance stockholder value. For example, in November 2024 we entered into a direct funding agreement with the US Department of Commerce under the CHIPS Act that contains detailed milestones we must achieve for us to receive the funds, including with respect to achievement of various milestones with respect to capital expenditures, facility completion, process technology development, wafer production, Intel products insourcing, and external foundry customer acquisitions. It also contains restrictions on certain “change of control” transactions we are permitted to engage in, a requirement that we share with the US government project returns above specified thresholds, and various termination rights and remedies if we were to breach the agreement, including potential repayment of some or all of the awards. To the extent funding is below our expectations, we elect not to accept any grants or incentives due to burdensome compliance requirements, we are required to return any amounts received from any grants or incentives due to an inability to comply with any requirements or limitations contained therein, we are subject to restrictions as a result of any awards we have accepted, or the US government delays or does not provide any awards

Risk Factors and Other Key Information	34

that have been agreed upon, our anticipated cash requirements may increase, our strategy, business and financial results may be adversely affected, and we may be constrained in our ability to engage in transactions that are in the best interests of our stockholders.
Changes in product demand and margins can adversely affect our financial results.
Our products are used in different market segments, and demand for our products varies within or among them. It is difficult to forecast these changes and their impact. For example, we expect the PC TAM to grow over time, driven by factors such as a larger installed base, demand for AI capabilities, new platforms, shorter replacement cycles, and adoption in new markets; however, the PC industry has been highly cyclical in the past, and these growth expectations may not materialize, or we may fail to capitalize on them. Changes in the demand for our products have in the past and may in the future reduce our revenue, lower our gross margin, or require us to write down the value of our assets.
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
▪customer product needs and emerging technology trends, including changes in the levels and nature of customer and end-user computing workloads, such as the shift in data center spend to GPUs to support AI workloads;
▪geopolitical conditions, including trade policies, potential tariffs or other trade restrictions, and geopolitical tensions and conflicts;
▪our ability to timely introduce competitive products;
▪competitive and pricing pressures, including new product introductions and other actions taken by competitors;
▪the level of our customers' inventories and computing capacity;
▪customer order patterns and order cancellations, including as a result of maturing product cycles for our products, customers' products, and related products such as operating system upgrade cycles; and
▪disruptions affecting customers, such as the delays in obtaining tools, components, and other supplies as a result of COVID-19-related port shutdowns in China that negatively impacted demand for our business in 2022, as well as the industry substrate and component shortages that negatively impacted demand across several of our businesses in 2021.
Our pricing and margins vary across our products and market segments due in part to marketability of our products and differences in their features or manufacturing costs. For example, our core product offerings range from lower-priced and entry-level platforms to higher-end platforms. Our ancillary product offerings that extend beyond our core product lines typically have significantly lower margins than our higher-priced products, and at times are not profitable. Some of our higher-priced products, however, such as the Intel Core Ultra 200V processors launched in September 2024, have lower margins as they are produced at external foundries rather than in our manufacturing facilities. To the extent demand shifts from our higher-margin to lower-margin products in any of our market segments, as has been the case with the Intel Core Ultra 200V processors, our gross margin percentage has decreased and may decrease again.
Macroeconomic conditions and geopolitical tensions and conflicts, including changes to trade policies and regulations, present significant risks to us in many jurisdictions.
We have manufacturing, assembly and test, R&D, sales, and other operations in many countries, and some of our business activities are concentrated in one or more geographic areas. Our operations rely upon a supply chain that is also highly distributed, and with reliance in some instances on supplies or materials available in only one or more geographic areas. Moreover, sales outside the US accounted for 76% of our revenue for the fiscal year ended December 28, 2024, with revenue from billings to China contributing 29% of our total revenue. As a result, our operations and our financial results, including our ability to execute our business strategy, manufacture, assemble and test, design, develop, or sell products, and the demand for our products, are at times adversely affected by a number of global and regional factors outside of our control.
Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth; changes or uncertainty in fiscal, monetary, or trade policy; high interest rates; tighter credit; inflation; lower capital expenditures by businesses, including on IT infrastructure; increases in unemployment; and lower consumer confidence and spending. Adverse changes in macroeconomic conditions can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to: increased credit and collectability risks; higher borrowing costs or reduced availability of capital and credit markets; reduced liquidity; adverse impacts on our suppliers; failures of counterparties, including financial institutions and insurers; asset impairments; and declines in the value of our financial instruments.
Trade policies and disputes at times result in increased tariffs, trade barriers, and other trade restrictions and protectionist measures, which can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets. They can also result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained geopolitical tensions could lead to long-term

Risk Factors and Other Key Information	35

changes in global trade and technology supply chains, domestic sourcing initiatives, and decoupling of global trade networks, which could make it more difficult to sell our products in, or restrict our access to, some markets and have a material adverse effect on our business and growth prospects.
In particular, geopolitical and trade tensions between the US and China, one of our largest markets, have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products, and have affected customer ordering patterns. Further, the US has imposed restrictions on the export of US-regulated products and technology to certain Chinese technology companies, including certain of our customers. Specifically, in 2022 the US significantly increased US export controls on semiconductor manufacturing equipment and on AI and advanced computing products. In 2023, the US added to the restrictions in all three areas and also worked with Japan and the Netherlands to align on additional restrictions on semiconductor manufacturing equipment. In 2024, the US Commerce Department further expanded export controls to limit the global distribution of high-performance integrated circuits by restricting sales through customer allocations and imposing per-country caps. During this time, the US has increasingly added Chinese companies to prohibited lists. In response, China has restricted US access to certain minerals and has blocked certain companies that provide products to Taiwan's military from selling products in China. These restrictions have in some instances reduced our sales and in a number of instances required specific governmental authorizations or exceptions. These and potential future restrictions, including also through application of antitrust laws and restrictions based on cybersecurity and other national security concerns, could adversely affect our financial performance and result in reputational harm to us. In addition, a number of semiconductor companies in China, including SMIC, are making significant investments, in many instances with the support of the Chinese government, in advanced semiconductor technologies to enable such companies to develop products and technologies that compete with ours. It is difficult to predict what further trade-related actions governments may take, whether the 2025 change in US administration may heighten tensions, the extent to which we may be able to mitigate the effects of any trade-related actions, and the longer-term implications of trade-related actions on the market opportunities for us and the competition we may face.
Geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity, present significant risks to our global operations. For example:
▪There has been a significant escalation in tensions and hostilities affecting or in close proximity to Israel, where we have a leading-edge fabrication facility and multiple product development centers. As a significant portion of our revenues are generated from products on Intel 7 manufactured at our fabrication facility in Israel and we are not insured for business interruptions, a disruption of that facility could have a significant adverse impact on our business. Additionally, our property, plant, and equipment assets in Israel are self-insured and could be impacted by the conflict. Further, our Mobileye business is headquartered and has most of its operations in Israel and could be similarly impacted.
▪Tensions between mainland China and Taiwan have increased significantly in recent years, presenting an elevated risk of hostilities. Many of our products and all of our more advanced products depend on suppliers in Taiwan for critical components, including various compute die, that cannot be easily or quickly replaced. Other of our products, including some of our most recently introduced products, are made entirely in Taiwan. As such, any disruption impacting Taiwan could significantly and adversely impact our ability to obtain critical components and supply our customers with products.
▪Russia’s ongoing conflict with Ukraine has resulted in the imposition of financial and other sanctions and export controls against Russia and Belarus that has caused us and other companies to limit or suspend Russian operations (we had no exports to Russia in 2023 and 2024). The conflict has also resulted in Russia-imposed currency restrictions and regulations and other retaliatory trade and other actions, increased supply, commodity, and other costs, and an increased risk of cyberattacks.
We can also be adversely affected by other global and regional factors that periodically occur, including:
▪severe weather events and natural disasters, public health issues (including pandemics), and other catastrophic events;
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
The markets and use cases for products with AI capabilities have been rapidly evolving, are difficult to predict, and may impact demand for our products. For example, in the last few years, the demand for high-end GPUs for model training increased dramatically and has resulted and may continue to result in a significant shift in data center customer spend. The significant investments we have made and

Risk Factors and Other Key Information	36

expect to continue to make to develop products and software to address what we believe will be increasing demand for AI capabilities, most notably in AI PCs but also in the data center and in GPUs, may be insufficient, and we face significant hurdles, including whether demand will materialize, whether third-party developers will develop the software to utilize the AI capabilities of our products, and whether we will be successful in developing products that can compete with offerings by established competitors.
Our use of AI technology may subject us to reputational, financial, legal, or regulatory risks. As we incorporate AI technology into our products and services, any failure to address concerns relating to the responsible use of the evolving AI technology in our products and services may cause harm to our reputation or financial liability and, as such, may increase our costs to address or mitigate such risks and issues. AI technology may create ethical issues, generate defective algorithms, and present other risks that create challenges with respect to its adoption. In addition, evolving laws, rules, regulations, and industry standards governing AI may require us to expend significant resources to modify, maintain, or align our business practices or products.
We rely upon a complex global supply chain.
We have a highly complex global supply chain composed of thousands of suppliers. These suppliers provide direct materials for our production processes; supply tools, equipment, and IP (via licenses) for our factories; deliver logistics and packaging services; and supply software, lab, and office equipment, and other goods and services used in our business. We also rely on suppliers to provide certain components for our products and to manufacture and assemble and test some of our components and products. From time to time, we are negatively impacted by supply chain issues, including:
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
▪long lead times to qualify alternate or additional suppliers, or the unavailability of qualified alternate suppliers; and
▪increased legislation, regulation, or stakeholder expectations regarding sourcing, including with respect to national security, human rights and environmental impact concerns.
These and other supply chain issues can increase our costs, disrupt or reduce our production, delay our product shipments, prevent us from meeting customer demand, damage our customer relationships, or negatively affect our reputation. They may keep us from successfully implementing our business strategy and can materially harm our business, competitive position, results of operations, and financial condition. From time to time, our customers experience disruptions or shortages in their own supply chains that constrain their demand for our products. During the past several years, macroeconomic and geopolitical conditions, as well as outbreaks of COVID-19, caused supply chain disruptions and delays in obtaining tools and other components, and the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. These shortages have previously limited our ability to supply customer demand in certain of our businesses, and have adversely affected customer demand for our products, as some customers have been unable to procure sufficient quantities of third-party components used together with our products to produce finished systems. It is difficult to predict the future impact of these shortages when they occur.
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
We utilize third-party foundries and component suppliers to manufacture or supply a number of our products and components necessary for our products that we manufacture. As part of our strategy, we expect to continue to rely upon third-party foundries. Delays in the development of foundries' future manufacturing processes could delay the introduction of products or components we design for such processes, and insufficient foundry capacity could prevent us from meeting customer demand. We typically have less control over delivery schedules, design and manufacturing co-optimization, yields, quality, product quantities, and costs for components and products that are manufactured by third parties.
Where possible, we seek to have several sources of supply. However, for certain products, components, services, materials, and equipment, we rely on a single or a limited number of suppliers, or upon suppliers in a single location, which can impact the nature, quality, availability, and pricing of the products and services available to us. For example, ASML Holding N.V. (ASML) is currently the sole supplier of EUV lithography tools that we are deploying in our Intel 4 and subsequent leading-edge manufacturing process nodes. These tools are highly complex to develop and produce, and increasingly costly, and from time to time there are increases in lead times or delays in their development and availability, which could delay the development or ramp of our future process nodes. As a further example, a limited number of third-party foundries offer leading-edge manufacturing processes, and these providers are geographically concentrated in Asia. Some of our most advanced current and future products are or will be either exclusively manufactured by TSMC or reliant upon critical components, including various compute die, manufactured by TSMC.
We are subject to the risks of product defects, errata, or other product issues.
From time to time, we identify product defects, errata, and other product issues, which can result from problems in our product design or our manufacturing and assembly and test processes. Components and products we purchase or license from third-party suppliers, or gain

Risk Factors and Other Key Information	37

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
These costs could be large and may increase expenses and lower gross margin, and/or result in delay or loss of revenue. Mitigation techniques designed to address product issues, including software and firmware updates, are not always available on a timely basis—or at all—and do not always operate as intended or effectively resolve such issues for all applications. We and third parties, such as hardware and software vendors, make prioritization decisions about which product issues to address, which can delay, limit, or prevent development or deployment of a mitigation and harm our reputation and result in costs. Product defects, errata, or other product issues and/or mitigation techniques can result in product failures, adverse performance and power effects, reboots, system instability or unavailability, loss of functionality, data loss or corruption, unpredictable system behavior, decisions by customers and end users to limit or change the applications in which they use our products or product features, and other issues. For example, during 2024, some of our customers experienced instability issues when using Intel Core 13th and 14th Gen desktop processors, which required us to undertake an investigation and deploy corrective actions. This adversely impacted sales volume during 2024 and may result in higher warranty costs in the future.
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

Risk Factors and Other Key Information	38

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
We face significant and persistent cybersecurity risks due to: the breadth of geographies, networks, and systems we must defend against cybersecurity attacks; the complexity, technical sophistication, value, and widespread use of our systems, products, and processes; the attractiveness of our systems, products, and processes to threat actors (including state-sponsored organizations) seeking to inflict harm on us or our customers; the substantial level of harm that could occur to us and our customers were we to suffer impacts of a material cybersecurity incident; and our use of third-party products, services, and components. Such an incident, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications to our products and services, defending against litigation or enforcement proceedings, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. We regularly face attempts by malicious attackers who attempt to gain access to our network or data centers or those of our suppliers, customers, partners, end users, or other third parties; steal proprietary, personal, or confidential information related to our business, products, employees, suppliers, or customers; sabotage our systems or those of our suppliers, customers, partners, end users, or other third parties; interrupt our systems and services or those of our suppliers, customers, or others; or demand ransom to return control of such systems and services. As we operate and expect to grow certain emerging business lines, such as our third-party foundry business and our cloud computing and SaaS offerings, we expect to collect or host significant amounts of highly sensitive customer data, which may increasingly make us a target of attempts to steal or corrupt that data. Individuals and organizations, including malicious hackers, state-sponsored organizations, insider threats including employees and third-party service providers, and intruders into our physical facilities, at times attempt to gain unauthorized access to and/or corrupt the processes used to design and manufacture our hardware products and our associated software and services. We are also a frequent target of attackers that intend to sabotage, compromise, take control of, or otherwise corrupt our manufacturing or other processes, products, and services. In some instances, we, our suppliers, our customers, and the users of our products and services may be unaware of a threat or incident or its magnitude and effects, or we may be unable to timely mitigate the impacts of an incident.
Cyber attack attempts are increasing in number, magnitude, and technical sophistication, and if successful, may expose us and the affected parties to loss or misuse of proprietary or confidential information or disruptions to our business operations, including our manufacturing operations, and could impact our financial results. We expect emerging technologies to contribute to the increasing sophistication of attacks and to lead to new threats. For example, threat actors are leveraging emerging AI technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. The proliferation of generative AI increases the risk of these technologies being used by threat actors to impersonate authorized individuals, which may make attacks even more difficult to detect and prevent. Moreover, the increased adoption of generative AI models within our internal systems, processes, and tools may create new attack methods for threat actors.
As a developer of leading-edge manufacturing process nodes and widely utilized semiconductor processors and other products, we have been, and expect to continue to be, the subject of intense efforts by sophisticated cyber adversaries, including state-sponsored organizations, who seek to compromise our systems, disrupt our operations or those of users of our products, or steal trade secrets. As geopolitical or armed global conflicts escalate, attacks against us, our customers, or our strategic allies may similarly intensify. For example, from 2019 to 2021, we, along with other companies with meaningful operations in Israel, were targets of concerted cyberattacks. In the fourth quarter of 2020, our Habana Labs subsidiary's network was breached in connection with a suspected unsuccessful ransomware attack, resulting in unauthorized third-party access of certain confidential information.
We are also subject to risks associated with attacks on products, services, and components in our supply chain, such as the 2020 compromise of IT infrastructure management software provided by SolarWinds Corporation, and risks from vulnerabilities in using industry-wide software solutions and third-party components, such as the 2021 Log4Shell vulnerability and similar vulnerabilities that followed. The CrowdStrike outage that occurred in 2024 is another example of the risks we face from utilizing products and components that are widely adopted in supply chains. These providers can experience breaches of their systems and products, or provide inadequate updates or support, which can impact the security of our systems and our proprietary or confidential information. Since 2021, we have observed an increase in ransomware attacks in our supply chain.
We are required to comply with stringent, complex, and evolving laws, rules, regulations, and standards in many jurisdictions, as well as contractual obligations, relating to cybersecurity and data privacy. Any failure or perceived failure by us to so comply, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release, or transfer of personal information, may result in our having to modify or cease certain operations or practices; the expenditure of substantial costs, time, and other resources; legal proceedings or actions against us (including class action lawsuits); or governmental investigations.

Risk Factors and Other Key Information	39

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
We cannot always protect our IP or enforce our IP rights. We regard our patents, copyrights, trade secrets, and other IP rights as important to the success of our business. We rely on IP law—as well as confidentiality and licensing agreements with our customers, employees, technology development partners, and others—to protect our IP and IP rights. Our ability to enforce these rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our IP rights in various countries and other geopolitical factors. We are not always able to obtain protection for our IP or enforce or protect our IP rights. When we seek to enforce our rights, we may be subject to claims that our IP rights are invalid, not enforceable, or licensed to an opposing party. Our assertion of IP rights may result in another party seeking to assert claims against us, which could harm our business. From time to time, governments adopt regulations and governments or courts render decisions requiring compulsory licensing of IP rights, or governments require products to meet standards that favor local companies. Our inability to enforce our IP rights under any of these circumstances can harm our competitive position and business. In some cases, our IP rights can offer inadequate protection for our innovations. In addition, the theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products; as a result, the value of our investment in R&D, product development, and marketing could be reduced.
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
Third parties assert claims based on IP rights against us and our products, which could harm our business. We face claims based on IP rights from individuals, companies, investment litigation entities, other non-practicing entities, academic and research institutions, and other parties. We have seen an increase in patent assertions and lawsuits initiated by well-funded non-practicing entities, including entities funded by third-party investment firms. These lawsuits can increase our cost of doing business, impact our reputation or relationship with customers, and disrupt our operations if they succeed in blocking the trade of our products. The patent litigation environment has also become more challenging due to the emergence of venues adopting procedural and substantive rules that make them more favorable for patent asserters and courts in which injunctions are available for non-competitors. For example, in February 2024, R2 Semiconductor, Inc., a non-practicing entity, was able to obtain an injunction and recall order against us and our customers in the Dusseldorf Regional Court in Germany that, if enforced, could have caused significant potential disruption to our and our customers’ businesses in Europe. In the past few years, we have faced costly and lengthy lawsuits across multiple jurisdictions selected by non-practicing entities with well-funded third-party investment support, including most notably the VLSI and R2 litigation, which have resulted in significant adverse judgments and settlements.
We are typically engaged in a number of disputes involving IP rights. Claims that our products, technologies, or processes infringe the IP rights of others, regardless of their merits, cause us to incur large costs to respond to, defend, and resolve the claims, and they divert the efforts and attention of our management and technical personnel from our business and operations. In addition, we may face claims based on the alleged theft or unauthorized use or disclosure of third-party trade secrets, confidential information, or end-user data that we obtain in conducting our business. Any such incidents and claims could severely disrupt our business, and we could suffer losses, including the cost of product recalls and returns, and reputational harm. Furthermore, in many instances, we agree to indemnify customers for certain IP rights claims against them. IP rights claims against our customers could also limit demand for our products or disrupt our customers' businesses, which could in turn adversely affect our results of operations.
As a result of IP rights claims, we could:
▪pay monetary damages, payments to satisfy indemnification obligations, royalties, fines, penalties, or provide accommodations to customers such as through cash payments or discounts;
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

Risk Factors and Other Key Information	40

otherwise have a material adverse impact on our financial condition and operating results. To the extent our products include software that contains or is derived from open-source software, we may be required to make the software's source code publicly available and/or license the software under open-source licensing terms.
We are subject to risks associated with litigation and regulatory matters. From time to time, we face legal claims or regulatory matters involving stockholder, consumer, competition, commercial, IP, labor and employment, compliance, and other issues. As described in "Note 19: Commitments and Contingencies" within Notes to Consolidated Financial Statements, we are engaged in a number of litigation and regulatory matters. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings, excessive verdicts, or other events have occurred and could occur again, including monetary damages, fines, penalties, or injunctions stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome can result in a material adverse impact on our business, financial condition, and results of operations. Regardless of the outcome, litigation and regulatory proceedings can be costly, time-consuming, disruptive to our operations, harmful to our reputation, and distracting to management.
We must attract, retain, and motivate key talent.
We believe that hiring and retaining qualified executives, scientists, engineers, technical talent, sales representatives, and other professionals are critical to our business. The competition for highly skilled employees in our industry is intense, with the demand often exceeding supply. Competitors for technical talent often seek to hire our employees, and the availability of flexible, hybrid, or work-from-home arrangements has both intensified and expanded competition. In addition, changes in immigration policies may further limit the pool of available talent and impair our ability to recruit and hire technical and professional talent. From time to time, we have intensified our efforts to recruit and retain talent, such as during 2021 and the first half of 2022, and these efforts have increased our expenses. Further, we may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy, and we have been required to curtail our planned hiring and reduce our workforce to respond to business conditions that have differed from our expectations, which can be disruptive, adversely impact employee morale, compromise our ability to deliver on our strategy and workforce goals, and impact our ability to recruit in the future. For example, we undertook significant headcount reductions in 2022 and 2024. To help attract, retain, and motivate qualified employees, we use share-based awards, such as RSUs, and performance-based cash incentive awards. Sustained declines in our stock price or lower stock price performance relative to our competitors have reduced the retention value of our share-based awards, which can impact the competitiveness of our compensation. To the extent our compensation programs and workplace culture are not viewed as competitive, or changes in our workforce and related restructuring, reduction-in-force, or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations. In addition, significant or prolonged turnover may negatively impact our operations and culture, as well as our ability to successfully maintain our processes and procedures, including due to the loss of historical, technical, and other expertise.
Changes in our management team can also disrupt our business and adversely affect our results of operations, given the long development cycle for semiconductor process technologies and products and the large capital investments over a long time period required for semiconductor manufacturing operations. We have had a number of changes in our senior leadership team in recent years, including our CEO and other senior management positions. For example, in December 2024, our most recent CEO retired after less than four years with the company and a search is currently underway for a new CEO. To the extent we do not effectively hire, onboard, retain, and motivate key employees and leadership, our business may be harmed.
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
▪our failure to realize a satisfactory return on our investment, potentially resulting in an impairment of goodwill and other assets, such as the $2.9 billion charge we recorded in the third quarter of 2024 primarily related to Mobileye goodwill, and restructuring charges;
▪our inability to effectively enter new market segments through our strategic transactions or retain customers and partners of acquired businesses;
▪our inability to retain key personnel of acquired or majority-owned businesses or our difficulty in integrating or separating employees, business systems, and technology or otherwise operating the acquired or majority-owned business;
▪controls, processes, and procedures of acquired or majority-owned businesses that do not adequately ensure compliance with laws and regulations and create complexity and inconsistency in application of controls, processes and procedures, and our failure to identify and/or address compliance issues, including accounting or tax errors, or liabilities;
▪our inability to resolve impasses or disputes with partners, including as a result of differences in our interests or goals;

Risk Factors and Other Key Information	41

▪our failure to identify, or our underestimation of, commitments, liabilities, accounting, tax, and other risks associated with acquired businesses or assets, majority-owned businesses, or novel transactions; and
▪the potential for our transactions to result in dilutive issuances of our equity securities or significant additional debt.
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
We receive a significant portion of our revenue from a limited number of customers. Collectively, our three largest customers accounted for 45% of our net revenue in 2024, 40% of our net revenue in 2023 and 42% of our net revenue in 2022. We expect a small number of customers will continue to account for a significant portion of our revenue in the foreseeable future. The loss of key customers, a substantial reduction in sales to them, or changes in the timing of their orders can lead to a reduction in our revenue, increase the volatility of our results, and harm our results of operations and financial condition.
Industry trends, such as the increasing shift of data center workloads to the public cloud, have increased the significance and purchasing power of certain customers, particularly hyperscalers, in some of our data center-focused businesses. The cloud and cloud applications represent an increasingly demanding computing environment. The further consolidation of computing workloads in the cloud, and consolidation among cloud service providers, can heighten the competitive importance of factors such as collaboration and customization with cloud service provider customers to optimize products for their environments; optimization for cloud services and applications; product performance; energy efficiency; feature differentiation; product quality, reliability, and factors affecting server uptime; and product security and security features. Our competitive position can be eroded to the extent we do not execute effectively across these factors. We are operating in an increasingly competitive environment, including serving cloud service provider customers, and the competitive environment adversely affected our results in the last few years.
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

Risk Factors and Other Key Information	42

We face risks related to transactions with government entities. We receive proceeds from both US and non-US governments associated with grants, incentives, and sales of our products and services, and we are seeking to increase our sales of products and services to governmental entities in the future. Government demand and payment are often affected by public sector budgetary cycles and funding authorizations, including, with respect to US government contracts, congressional approval of appropriations, and can be adversely impacted by shutdowns of the US federal government and changes in US administration, including administrative priorities. Government contracts are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts, as well as oversight and penalties for violations. For example, certain agreements with the US government are subject to special rules on accounting, IP rights, expenses, reviews, information handling, security, customers, and/or employees, and failure or inability to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines, and suspension or debarment from future business with the US government.
We face risks related to our debt obligations.
We have incurred significant debt obligations that could adversely affect our business and financial condition, including our ability to fully implement our strategy. As of December 28, 2024, we had $51.0 billion in aggregate principal amount of senior unsecured notes and other borrowings outstanding. In addition, we have a commercial paper program of up to $10.0 billion and credit facilities to backstop these programs and otherwise provide access to committed capital of up to $15.0 billion. As we continue to pursue our strategy, we expect to incur additional indebtedness, refinance our existing debt, and issue additional notes or other debt securities in the future at a variety of interest rates, maturities, and terms. The semiconductor industry is a cyclical business and our revenue, cash flows, and outlook often fluctuate in accordance with this cycle, as well as prevailing macroeconomic conditions, our business strategy, and other risks described in these risk factors. These fluctuations, together with our debt level and related debt service obligations, could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions and increasing the risk of a future downgrade in our credit ratings that can impact the value of our outstanding debt and increase our borrowing costs. During 2024 and in prior years, we suffered multiple credit rating downgrades that adversely impacted our borrowing costs and access to capital, and we may continue to suffer additional such downgrades if our business and financial results do not measurably improve. We may also be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions, or other general corporate purposes, which will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Consequently, we may not be able to obtain additional financing or refinancing on terms acceptable to us, or at all, which could adversely impact our ability to finance our business strategy and service and repay outstanding indebtedness as it becomes due, all of which could adversely impact our business, financial condition, and the cost of borrowing.
We have ceased to return capital to stockholders.
In recent years, we have not made repurchases of our stock and reduced, and then suspended in the fourth quarter of 2024, our quarterly dividend. Further, we agreed under our commercial CHIPS Act agreement to forgo paying dividends for the next two years, and agreed to limitations on the payment of dividends for the three years thereafter. There can be no assurance that we will be able to pay dividends in the future. In addition, we are not obligated to make repurchases under our stock repurchase program and there can be no assurances as to the amount, timing, and execution of any future share repurchases, or that any repurchases will enhance long-term stockholder value.
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
We are exposed to adverse as well as beneficial movements in currency exchange rates. Although most of our sales occur in US dollars, operating expenses and capital expenditures may be paid in local currencies. An increase in the value of the dollar can increase the real cost to our customers of our products in those markets outside the US where we sell in dollars, and a weakened dollar can increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as non-US dollar capital expenditures. We also conduct certain investing and financing activities in local currencies. Our hedging programs may not be effective to offset any, or more than a portion, of the adverse impact of currency exchange rate movements; therefore, changes in exchange rates can harm our results of operations and financial condition.

Risk Factors and Other Key Information	43

Changes in our effective tax rate may impact our net income.
A number of factors can impact our future effective tax rate or cash payments, which could cause significant variability in our financial results, including:
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
▪changes in available tax credits, including non-US tax credits, R&D credits, and refundable tax credits;
▪expirations or changes in our ability to secure new tax holidays and incentives;
▪changes in US federal, state, or foreign tax laws or their interpretation, including the global implementation of a minimum tax under Pillar Two of the OECD BEPS initiative;
▪changes in US GAAP and non-US IFRS; and
▪our decision to repatriate non-US earnings for which we have not previously provided for incremental taxes, including any local country withholding taxes incurred upon repatriation.
Catastrophic events can have a material adverse effect on our operations and financial results.
Our operations and business, and those of our customers and suppliers, can be disrupted by: severe weather events and natural disasters; industrial accidents; public health issues and global pandemics such as COVID-19; cybersecurity incidents; interruptions of service from utilities, transportation restrictions or disruptions, telecommunications, or IT systems providers; manufacturing equipment failures; geopolitical conflict; terrorism; or other catastrophic events. For example, we have at times experienced disruptions in our manufacturing processes as a result of power outages, improperly functioning equipment, and disruptions in supply of raw materials or components, including cybersecurity incidents affecting our suppliers. Our headquarters and many of our operations and facilities are in locations that are prone to earthquakes and other natural disasters. Global climate change can result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding, and could disrupt the availability of water necessary for the operation of our fabrication facilities, including our facilities located in water-sensitive regions such as Arizona and Israel. In addition, to the extent we are unable to successfully manage and conserve water resources, our reputation could be harmed. In recent years, the west coast of the US has experienced significant wildfires, including in Oregon, where we have major manufacturing facilities, and in California, where we are headquartered. The long-term effects of climate change on the global economy and the technology industry in particular are unclear but could be severe.
We are subject to risks associated with environmental, health, safety, and product regulations.
The design, manufacturing, assembly, and test of our products require the use and purchase of materials and chemicals that are subject to a broad array of environmental, health, and safety laws and regulations. Our operations and those of our suppliers are further governed by regulations prohibiting the use of forced labor (e.g., mining conflict minerals), and restrictions on other materials, as well as laws or regulations governing the operation of our facilities, sale and distribution of our products, and use of our real property. The scope and interpretation of such laws and regulations, including the materials they govern, are complex and continue to evolve. The procedures and processes in place under our compliance program may become onerous or increasingly expensive to maintain and cannot guarantee compliance by employees or third parties to whom such laws apply. The amendment or expansion of these laws or regulations, as well as our failure or inability to comply with them (including as a result of acquired entities), can result in regulatory penalties, fines, and legal liabilities; increased costs; additional remediation obligations; suspension of production; alteration, suspension, or termination of our manufacturing and assembly and test processes, including due to an inability to find, afford, or attain adequate substitute materials, equipment, or processes; damage to our reputation; and restrictions on our operations or sales. In addition, the failure or inability to comply by our suppliers of these materials can require us to suspend or alter our production processes and sources, and result in increased risks and costs.
The failure or inability by us, our customers, or our suppliers to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials can lead to increased costs or future liabilities. Environmental regulations, including with respect to the materials and processes we are permitted to use and as to air quality and wastewater requirements, may impede our ability to manufacture products or expand or modify our manufacturing capability in the future. Environmental laws and regulations sometimes require us to acquire additional pollution abatement or remediation equipment, modify product designs, cease the use of a particular material or process, remove or remediate hazardous substances, or incur other expenses or liabilities. Regulations in response to climate change could result in increased manufacturing costs associated with air pollution requirements. For example, semiconductor manufacturing uses perfluorocarbons, which have historically made up a large portion of our direct greenhouse gas emissions. New or increased regulations limiting the use of such compounds, or other greenhouse gas emissions, could require us to install additional abatement equipment, purchase carbon offsets, and/or alter, where feasible, our production processes and sources. In addition, new or increased climate change regulation could increase our energy costs, for example as a result of carbon pricing impacts on electrical utilities. Regulations in response to human health concerns may also limit or prohibit the use of a class of chemicals known as per- and polyfluoroalkyl substances (PFAS), which are found in parts, components, process chemicals, and other materials used in semiconductor manufacturing. Such chemicals are critical to the manufacturing and functioning of many semiconductor products and there are limited

Risk Factors and Other Key Information	44

technically and commercially feasible alternatives. As we expand our manufacturing capacity, the impacts of future regulation could be magnified. Many new materials that we are evaluating for use in our operations are also subject to regulation under environmental laws. These restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter manufacturing and assembly and test processes.
Our initiatives and new legal requirements with respect to corporate responsibility matters present various risks.
Our corporate responsibility initiatives could expose us to heightened scrutiny and numerous financial, legal, reputational, operational, compliance, and other risks, including lost customer opportunities, which could negatively impact us. Our achievement of initiatives, aspirations, and goals related to corporate responsibility matters, including those related to sustainability, is not guaranteed and is subject to numerous conditions, risks, and expectations, as well as standards, processes, and methodologies that continue to evolve. Further, any failure to set or achieve corporate responsibility initiatives that meet our stakeholders' evolving expectations could also negatively impact us.
In addition, we are or expect to become subject to various new or proposed climate-related and other sustainability laws and regulations, including, for example, the state of California's new climate change disclosure requirements, the EU's new Corporate Sustainability Reporting Directive, and the SEC's recently adopted climate-change disclosure requirements. Compliance with such laws and regulations, as well as the overall increased focus and scrutiny from regulators, investors, customers, vendors, employees, and other stakeholders concerning ESG and climate matters, could impose additional costs on us and expose us to new risks, including resulting in changes to our current ESG goals.
Sales and Marketing
Customers
We design, market, sell, and service CPUs and other semiconductor solutions substantially through our Intel Products business that are manufactured by our Intel Foundry business and other suppliers and are incorporated in computing and related end products and services, and utilized globally by consumers, enterprises, governments, and educational organizations. We sell our products primarily to OEMs, ODMs, and cloud service providers. ODMs provide design and manufacturing services to branded and unbranded private-label resellers. In addition, our customers include other manufacturers and service providers, such as industrial and communication equipment manufacturers and cloud service providers who buy our products through distributor, reseller, retail, and OEM channels throughout the world. For information on customers who accounted for greater than 10% of our consolidated net revenue, see "Note 3: Operating Segments" within Notes to Consolidated Financial Statements.
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

Risk Factors and Other Key Information	45

Seasonal Trends
Historically, our net revenue has typically been higher in the second half of the year than in the first half of the year, accelerating in the third quarter and peaking in the fourth quarter. In 2024 and 2023, our net revenue seasonality was directionally consistent with this historical trend. In 2022, we had a flatter trend than we historically observe as we experienced the uncertainty and impacts, including demand volatility and supply chain disruption, of macroeconomic conditions, the potential for a recession, and the risk for continued COVID-19-related disruptions or shutdowns.
Marketing
Our global marketing objectives are to build a strong, well-known, differentiated, and meaningful Intel corporate brand that drives preference with businesses and consumers, and to offer a limited number of meaningful and valuable brands in our portfolio to aid businesses and consumers in making informed choices about technology purchases. The Intel Core processor family and Intel Xeon trademarks make up our key CPU brands. This year we introduced our new Intel Core Ultra processors, powering the latest AI PCs, and our Intel Xeon 6 processors, built with AI acceleration in every core. Our foundry services business aims to offer leading-edge packaging and process technology, geographically balanced manufacturing capacity, and a world-class IP portfolio.
In addition to bringing new products to market in 2024, we focus on building brand awareness and driving demand through our own direct marketing and co-marketing programs with partners. Our direct marketing activities primarily include advertising through digital and social media, as well as consumer and trade events, industry and consumer communications, and public relations. We market to consumer and commercial audiences. Our key messaging reinforces the Intel brand pillars of exceptionally engineered, collaboratively innovative, and responsibly built, while emphasizing our ability to bring AI everywhere across data center, cloud, edge, and PC.
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

Risk Factors and Other Key Information	46

Quantitative and Qualitative Disclosures About Market Risk
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not eliminate, the impacts of these risks. All of the following potential changes are based on sensitivity analyses performed on our financial positions as of December 28, 2024 and December 30, 2023. Actual results may differ materially.
Currency Exchange Rates
We are exposed to currency exchange risks of non-US-dollar-denominated investments in debt and equity instruments, and may economically hedge these risks with foreign currency contracts, such as currency forward contracts, currency swaps, or interest rate swaps. Gains or losses on these non-US-currency investments are generally offset by corresponding losses or gains on the related hedging instruments.
Substantially all of our revenue is transacted in US dollars. However, a portion of our operating expenditures and capital purchases are incurred in other currencies, primarily the Israeli shekel, the Malaysian ringgit, the European Union euro, the Japanese yen, and the Chinese yuan. We have established currency risk management programs to protect against currency exchange rate risks associated with non-US-dollar forecasted future cash flows and existing non-US-dollar monetary assets and liabilities. We may also hedge currency risk arising from funding of foreign currency-denominated future investments. We may utilize foreign currency contracts, such as currency forwards or option contracts in these hedging programs. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 10% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account balance sheet hedges only and offsetting recorded monetary asset and liability positions outstanding as of December 28, 2024 and December 30, 2023 would result in an adverse impact on income before taxes of less than $54 million and less than $53 million, respectively.
Interest Rates
We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt. The primary objective of our investment policy is to preserve principal and provide financial flexibility to fund our business while maximizing yields, which generally track SOFR. We generally enter into interest rate contracts to convert the returns on our fixed-rate debt investment with remaining maturities longer than six months into SOFR-based returns. We also entered into swaps to convert fixed-rate coupon payments into floating-rate coupon payments for a portion of our existing indebtedness. Gains or losses on these instruments are generally offset by corresponding losses or gains on the related hedging instruments.
A hypothetical change in benchmark interest rates of 1%, after taking into account investment hedges, would have resulted in a change in the fair value of our investment portfolio of less than $100 million as of December 28, 2024 and as of December 30, 2023.
Taking into account fixed-rate debt that is swapped to floating-rate debt, a hypothetical increase in interest rates of 1% would result in an increase in annual interest expense of approximately $120 million from debt outstanding as of December 28, 2024 ($120 million from debt outstanding as of December 30, 2023).
Equity Prices
We are exposed to equity market risk through our investments in marketable equity securities, which we typically do not attempt to reduce or eliminate through hedging activities.
As of December 28, 2024, the fair value of our marketable equity securities was $0.8 billion ($1.2 billion as of December 30, 2023). The substantial majority of our marketable equity securities portfolio as of December 28, 2024 was concentrated in securities traded on the Chinese Shanghai Stock Exchange Science and Technology Innovation Board. To determine reasonably possible decreases in the market value of our marketable equity securities, we have analyzed the historical market price sensitivity of our portfolio. Assuming a decline of 55% in market prices, the aggregate value of our marketable equity securities could decrease by $466 million, based on the value as of December 28, 2024 (a decrease in value of $418 million, based on the value as of December 30, 2023 using an assumed decline of 35%).
We utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains or losses from changes in fair value of these total return swaps are generally offset by the losses or gains on the related liabilities.
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impacts directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as IPOs, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity securities had a carrying amount of $4.5 billion as of December 28, 2024 ($4.6 billion as of December 30, 2023).

Risk Factors and Other Key Information	47

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
Cybersecurity
We face significant and persistent cybersecurity risks due to: the breadth of geographies, networks, and systems we must defend against cybersecurity attacks; the complexity, technical sophistication, value, and widespread use of our systems, products and processes; the attractiveness of our systems, products, and processes to threat actors (including state-sponsored organizations) seeking to inflict harm on us or our customers; the substantial level of harm that could occur to us and our customers were we to suffer impacts of a material cybersecurity incident; and our use of third-party products, services, and components. We are committed to maintaining robust governance and oversight of cybersecurity risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. See "Risk Factors" for more information on our cybersecurity risks and product vulnerability risks. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. We have seen an increase in cyberattack volume, frequency, and sophistication. Our cybersecurity program and governance approach are designed to protect our network and information systems, and we have policies, procedures, processes, and controls in place to identify, manage, and respond to risks from cybersecurity threats. We seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats. In some instances, we, our suppliers, our customers, and the users of our products and services can be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm.
We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity program includes written policies, standards, and procedures for information security, product security, and data privacy; is designed to be aligned with applicable industry standards; and is assessed annually by independent third-party auditors. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, manage, and address material cybersecurity threats, risks, and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We actively engage with industry groups for benchmarking and awareness of best practices. We monitor issues that are internally discovered or externally reported and have processes to assess those issues for potential cybersecurity impact or risk. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including: maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident.
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
Our cybersecurity program is run by our Chief Information Security Officer (CISO), who reports to our Executive Vice President and Chief Technology Officer (CTO). Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team—many of whom hold cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager—and through the use of technological tools and software and results from third-party audits. Our CISO and CTO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in that position since 2015 and, before Intel, was the Chief Security Officer at McAfee and the Chief Information Officer and CISO for the US House of Representatives. Our CTO joined Intel in 2021 and was previously Senior Vice President and CTO at VMware, with responsibility for product security. Our CISO and CTO regularly report directly to the Audit & Finance Committee or the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues. In addition, we have an escalation process in place to inform senior management and the Board of Directors of material issues.

Risk Factors and Other Key Information	48

Properties
As of December 28, 2024, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities	35	28	63
Leased facilities	3	4	7
Total facilities	38	32	70
The facilities described above, including our principal executive offices located in the US, are suitable for our present purposes. The productive capacity in our facilities is being utilized or being prepared for utilization in support of our strategy. For more information on our manufacturing sites, see "Manufacturing Capital" within Fundamentals of Our Business.

We do not identify or allocate assets by operating segment; however, the majority of our facilities footprint supports manufacturing capabilities used by our Intel Foundry operating segment. For information on property, plant, and equipment, net by country, see "Note 6: Other Financial Statement Details" within Notes to Consolidated Financial Statements.
Market for Our Common Stock
The principal US market on which Intel's common stock (symbol INTC) is traded is the Nasdaq Global Select Market.
As of January 24, 2025, there were approximately 92,000 registered holders of record of Intel's common stock. A substantially greater number of holders of Intel common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Risk Factors and Other Key Information	49

Stock Performance Graph
The graph and table that follow compare the cumulative TSR of Intel's common stock with the cumulative total return of the S&P 100 Index, the S&P 500 Index, the S&P 500 IT Index, and the SOX Index1 for the five years ended December 28, 2024. The cumulative returns shown on the graph are based on Intel's fiscal year.
Comparison of Five-Year Cumulative Return for
Intel, S&P 100 Index, S&P 500 Index, S&P 500 IT Index, and SOX Index

Years Ended	Dec 28, 2019	Dec 26, 2020	Dec 25, 2021	Dec 31, 2022	Dec 30, 2023	Dec 28, 2024
Intel Corporation	$100	$80	$90	$48	$123	$50
S&P 100 Index	$100	$119	$156	$124	$165	$219
S&P 500 Index	$100	$116	$151	$124	$157	$199
S&P 500 IT Index	$100	$142	$192	$139	$219	$306
SOX Index	$100	$150	$218	$142	$238	$294
1 The graph and table assume that $100 was invested on the last day of trading for the fiscal year ended December 28, 2019 in Intel's common stock, the S&P 100 Index, S&P 500 Index, S&P 500 IT Index, and PHLX Semiconductor Sector Index (SOX), and that all dividends were reinvested.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended on October 24, 2019, to repurchase shares of our common stock in open market or negotiated transactions. Our last share repurchase under this authorization occurred in Q1 2021, and no shares were repurchased during the fiscal year ending December 28, 2024. As of December 28, 2024, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 28, 2024, no such plans or arrangements were adopted or terminated, including by modification.

Risk Factors and Other Key Information	50

Information About Our Executive Officers

Name Current Title	Age	Experience

Michelle Johnston Holthaus	51
Ms. Johnston Holthaus has been Interim Co-Chief Executive Officer of Intel and Chief Executive Officer of Intel Products since December 2024. As CEO of Intel Products, she is responsible for a group that encompasses the company’s Client Computing Group (CCG), Data Center and AI Group and Network and Edge Group. From April 2022 to December 2024, in her prior role as Executive Vice President and General Manager of the Client Computing Group, she was responsible for running and growing the client business, including strategy, financial performance, and product development for the full portfolio of client technologies and platforms designed to enable exceptional personal computing experiences across mobile, desktop, and workstation devices. Additionally, Ms. Johnston Holthaus previously served as Executive Vice President, Chief Sales Officer and General Manager, Sales, Marketing and Communications Group, from September 2019 to January 2022, and as Senior Vice President of Sales and Marketing and Acting Chief Marketing Officer from September 2017 to September 2019. In these roles, she was responsible for global sales and revenue and leading the company's efforts to foster innovative sales and marketing approaches that broaden Intel's business opportunities and enhance customer relationships worldwide. Ms. Johnston Holthaus joined Intel in 1996 and has served in a variety of sales and marketing, channel mobile, and channel desktop positions.

Interim Co-Chief Executive Officer and Chief Executive Officer of Intel Products

Justin Hotard	50
Mr. Hotard has been Executive Vice President and General Manager of the Data Center and AI Group (DCAI) since February 2024. In this capacity, he directs the strategic vision and operational management of Intel's data center portfolio, while also playing a crucial role in the company's focus on AI systems. Prior to joining Intel in February 2024, Mr. Hotard served as Executive Vice President and General Manager of High-Performance Computing, AI, and Labs at Hewlett Packard Enterprise (HPE) from March 2021 through January 2024. In this role, he led the organization that provided AI capabilities to HPE's customers and oversaw the team that delivered the world's first exascale supercomputer, Frontier. He also directed Hewlett Packard Labs, the company's central applied research group. Prior to that, he served in various senior leadership roles at HPE since 2015, including Senior Vice President, Corporate Transformation from September 2020 through March 2021 and Senior Vice President and President of HPE Japan from October 2019 through September 2020. Before his tenure at HPE, Mr. Hotard served in executive roles at NCR and held operating positions at Symbol Technologies and Motorola.

Executive Vice President and General Manager, Data Center and AI Group

April Miller Boise	56
Ms. Miller Boise has been our Executive Vice President and Chief Legal Officer since July 2022 and Corporate Secretary since August 2022. Ms. Miller Boise leads Intel's global legal, trade, and government affairs team, is a member of Intel's Executive Leadership Team, and is a strategic advisor to the company and the Board of Directors. Prior to joining Intel, she was Executive Vice President and Chief Legal Officer at Eaton Corp., a power management company. Before joining Eaton in 2020, she was Senior Vice President, Chief Legal Officer, and Corporate Secretary at Meritor Inc., a manufacturer of powertrain solutions for commercial vehicles, later acquired by Cummins Inc. Ms. Miller Boise has more than 30 years of experience and has served in executive leadership roles, including chief legal officer, general counsel, and head of global mergers and acquisitions.

Executive Vice President and Chief Legal Officer

Christoph Schell	53
Mr. Schell has been our Executive Vice President and Chief Commercial Officer and General Manager of the Sales, Marketing and Communications Group since March 2022. In his role, he oversees Intel's global sales, business management, marketing, communications, corporate planning, customer support, and customer success teams, leading the company's efforts to foster innovative go-to-market approaches that broaden Intel's business opportunities and deepen customer and partner relationships and outcomes worldwide. Prior to joining Intel, Mr. Schell served as the Chief Commercial Officer of HP Inc., an American multinational information technology company, from November 2019 to March 2022. During his 25 years with HP, Mr. Schell held various senior management roles across the globe, including President of 3D Printing and Digital Manufacturing from November 2018 to October 2019 and President of the Americas region from November 2015 to November 2018. Prior to rejoining HP in 2014, Mr. Schell served as Executive Vice President of Growth Markets for Philips, a lighting solutions company, where he led the lighting business across Asia Pacific, Japan, Africa, Russia, India, Central Asia, and the Middle East. He started his career in his family's distribution and industrial solutions company before working in brand management at Procter & Gamble. Mr. Schell is a member of the Board of Directors of Mobileye Global, Inc.

Executive Vice President, Chief Commercial Officer and General Manager, Sales, Marketing and Communications Group

Risk Factors and Other Key Information	51

Frank D. Yeary	61
Mr. Yeary has been Interim Executive Chair of Intel's Board of Directors since December 2024. He joined the Board in March 2009 and was named Chair of the Board in January 2023. He is Managing Member at Darwin Capital Advisors LLC, a private investment firm, and was Executive Chairman of CamberView Partners LLC, a corporate advisory firm, until 2018. Prior to this time, Mr. Yeary was Vice Chancellor of the University of California, Berkeley, and before that he spent 25 years in the finance industry, including as Global Head of Mergers and Acquisitions and as a Member of the Management Committee at Citigroup Investment Banking. Mr. Yeary also serves on the Board of Directors of PayPal Holdings and Intel's subsidiary Mobileye Global Inc., an autonomous driving technology company.

Interim Executive Chair of the Board

David Zinsner	56
Mr. Zinsner has been Interim Co-Chief Executive Officer of Intel since December 2024. He has also been our Executive Vice President and Chief Financial Officer since January 2022, overseeing our global finance organization. He joined Intel from Micron Technology, Inc., a manufacturer of memory and storage products, where he most recently served as Executive Vice President and Chief Financial Officer from February 2018 to October 2021. From April 2017 to February 2018, he served as President and Chief Operating Officer of Affirmed Networks, Inc. From January 2009 to April 2017, he served as Chief Financial Officer of Analog Devices, Inc. From July 2005 to January 2009, Mr. Zinsner served as Chief Financial Officer of Intersil Corporation.

Interim Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer

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

Risk Factors and Other Key Information	52

Financial Statements and Supplemental Details
We have defined certain terms and abbreviations used throughout our Form 10-K in "Key Terms" within this section.

53

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Intel Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intel Corporation (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Auditor's Reports	54

Inventory Valuation

Description of the Matter
The Company's net inventory totaled $12.2 billion as of December 28, 2024, representing 6.2% of total assets. As explained in "Note 2: Accounting Policies" within the consolidated financial statements, the Company computes inventory cost on a first-in, first-out basis, and applies judgment in determining saleability of products and the valuation of inventories. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value, giving consideration to, among other factors: whether the products have achieved the substantive engineering milestones to qualify for sale to customers; the determination of normal capacity levels in its manufacturing process to determine which manufacturing overhead costs can be included in the valuation of inventory; whether the product is valued at the lower of cost or net realizable value; and the estimation of excess and obsolete inventory or that which is not of saleable quality.

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

How We Addressed the Matter in Our Audit
We evaluated the design and tested operating effectiveness of the Company's internal controls over the costing of inventory, the determination of whether inventory is of saleable quality, the determination of demand forecasts and related application against on hand inventory, and the calculation of lower of cost or net realizable value reserves including related estimated costs and selling prices.

Our audit procedures included, among others, testing the significant assumptions (e.g., estimated product demand forecasts, costs and selling prices) of the underlying data used in management's inventory valuation assessment. We compared the significant assumptions used by management to current industry and economic trends. We assessed whether there were any potential sources of contrary information, including historical forecast accuracy or history of significant revisions to previously recorded inventory valuation adjustments, and performed sensitivity analyses over significant assumptions to evaluate the changes in inventory valuation that would result from changes in the assumptions.

Goodwill Impairment Assessment – Mobileye Reporting Unit
Description of the Matter
At December 28, 2024, the balance of the Company’s goodwill was $24.7 billion. The goodwill attributed to the Mobileye reporting unit was $8.3 billion and represented 4.2% of total assets. As discussed in “Note 2: Accounting Policies” within the consolidated financial statements, goodwill is assessed at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The assessment may include both qualitative and quantitative evaluations. If it is determined, based on the qualitative assessment, that it is more likely than not that the fair value of the unit is less than its carrying amount, a quantitative goodwill impairment test is performed. As discussed in “Note 11: Goodwill” to the consolidated financial statements, the Company identified certain impairment indicators in the three months ended September 28, 2024 that required an interim goodwill impairment test. As a result of this assessment, the Company recorded an impairment loss of $2.6 billion related to the Mobileye reporting unit.

Auditing the Company’s Mobileye goodwill impairment evaluation was complex and judgmental due to the significant estimation required in determining the fair value using the income approach. Determining fair value involved assumptions with forward-looking elements that can be affected by future economic and market conditions. In particular, the fair value estimate was sensitive to significant assumptions such as revenue terminal growth rate and the weighted average cost of capital.

How We Addressed the Matter in Our Audit
We evaluated the design and tested operating effectiveness of the Company’s internal controls over the Mobileye reporting unit goodwill impairment review process, including controls over management’s review of the valuation model and the significant assumptions mentioned above.

Our audit procedures included, among others, assessing the suitability and application of the valuation methodology and evaluating the significant assumptions (e.g., revenue terminal growth rate and the weighted average cost of capital) and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, market information, and other relevant factors. We performed sensitivity analyses of significant assumptions to determine what changes in assumptions are particularly sensitive when assessing the likelihood of impairment, or when calculating the amount of the impairment. We assessed the historical accuracy of management’s estimates. In addition, we involved a valuation specialist to assist in the evaluation of the methodology used by the Company and certain significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1968.
San Jose, California
January 31, 2025

Auditor's Reports	55

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Intel Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Intel Corporation's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intel Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated January 31, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
January 31, 2025

Auditor's Reports	56

Consolidated Statements of Operations

Years Ended (In Millions, Except Per Share Amounts)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Net revenue	$53,101	$54,228	$63,054
Cost of sales	35,756	32,517	36,188
Gross margin	17,345	21,711	26,866
Research and development	16,546	16,046	17,528
Marketing, general, and administrative	5,507	5,634	7,002
Restructuring and other charges	6,970	(62)	2
Operating expenses	29,023	21,618	24,532
Operating income (loss)	(11,678)	93	2,334
Gains (losses) on equity investments, net	242	40	4,268
Interest and other, net	226	629	1,166
Income (loss) before taxes	(11,210)	762	7,768
Provision for (benefit from) taxes	8,023	(913)	(249)
Net income (loss)	(19,233)	1,675	8,017
Less: net income (loss) attributable to non-controlling interests	(477)	(14)	3
Net income (loss) attributable to Intel	$(18,756)	$1,689	$8,014
Earnings (loss) per share attributable to Intel—basic	$(4.38)	$0.40	$1.95
Earnings (loss) per share attributable to Intel—diluted	$(4.38)	$0.40	$1.94
Weighted average shares of common stock outstanding:
Basic	4,280	4,190	4,108
Diluted	4,280	4,212	4,123
See accompanying notes.

Financial Statements	Consolidated Statements of Operations	57

Consolidated Statements of Comprehensive Income (Loss)

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Net income (loss)	$(19,233)	$1,675	$8,017
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	(555)	272	(510)
Actuarial valuation and other pension benefits (expenses), net	60	66	855
Translation adjustments and other	(1)	9	(27)
Other comprehensive income (loss)	(496)	347	318
Total comprehensive income (loss)	(19,729)	2,022	8,335
Less: comprehensive income (loss) attributable to non-controlling interests	(477)	(14)	3
Total comprehensive income (loss) attributable to Intel	$(19,252)	$2,036	$8,332
See accompanying notes.

Financial Statements	Consolidated Statements of Comprehensive Income (Loss)	58

Consolidated Balance Sheets

(In Millions, Except Par Value)	Dec 28, 2024	Dec 30, 2023
Assets
Current assets:
Cash and cash equivalents	$8,249	$7,079
Short-term investments	13,813	17,955
Accounts receivable, net	3,478	3,402
Inventories	12,198	11,127
Other current assets	9,586	3,706
Total current assets	47,324	43,269

Property, plant, and equipment, net	107,919	96,647
Equity investments	5,383	5,829
Goodwill	24,693	27,591
Identified intangible assets, net	3,691	4,589
Other long-term assets	7,475	13,647
Total assets	$196,485	$191,572

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,556	$8,578
Accrued compensation and benefits	3,343	3,655
Short-term debt	3,729	2,288
Income taxes payable	1,756	1,107
Other accrued liabilities	14,282	12,425
Total current liabilities	35,666	28,053

Debt	46,282	46,978
Other long-term liabilities	9,505	6,576
Commitments and Contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 4,330 shares issued and outstanding (4,228 issued and outstanding in 2023) and capital in excess of par value	50,949	36,649
Accumulated other comprehensive income (loss)	(711)	(215)
Retained earnings	49,032	69,156
Total Intel stockholders' equity	99,270	105,590
Non-controlling interests	5,762	4,375
Total stockholders' equity	105,032	109,965
Total liabilities and stockholders' equity	$196,485	$191,572
See accompanying notes.

Financial Statements	Consolidated Balance Sheets	59

Consolidated Statements of Cash Flows

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Cash and cash equivalents, beginning of period	$7,079	$11,144	$4,827
Cash flows provided by (used for) operating activities:
Net income (loss)	(19,233)	1,675	8,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,951	7,847	11,128
Share-based compensation	3,410	3,229	3,128
Restructuring and other charges	3,491	(424)	1,074
Amortization of intangibles	1,428	1,755	1,907
(Gains) losses on equity investments, net	(246)	(42)	(4,254)
(Gains) losses on divestitures	—	—	(1,059)
Deferred taxes	6,132	(2,033)	(5,148)
Impairments and net (gain) loss on retirement of property, plant, and equipment	2,252	33	301
Changes in assets and liabilities:
Accounts receivable	(75)	731	5,327
Inventories	(1,105)	2,097	(2,436)
Accounts payable	634	(801)	(29)
Accrued compensation and benefits	(218)	(614)	(1,533)
Income taxes	(356)	(1,498)	613
Other assets and liabilities	2,223	(484)	(1,603)
Total adjustments	27,521	9,796	7,416
Net cash provided by (used for) operating activities	8,288	11,471	15,433
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(23,944)	(25,750)	(24,844)
Proceeds from capital-related government incentives	1,936	1,011	246
Acquisitions, net of cash acquired	(82)	(13)	(681)
Purchases of short-term investments	(37,940)	(44,414)	(43,647)
Maturities and sales of short-term investments	41,463	44,077	48,730
Sales of equity investments	1,047	472	4,961
Proceeds from divestitures	—	—	6,579
Other investing	(736)	576	(1,575)
Net cash provided by (used for) investing activities	(18,256)	(24,041)	(10,231)
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	7,349	—	3,945
Repayment of commercial paper	(7,349)	(3,944)	—
Partner contributions	12,714	1,511	874
Proceeds from sales of subsidiary shares	—	2,959	1,032
Additions to property, plant, and equipment	(1,178)	—	—
Issuance of long-term debt, net of issuance costs	2,975	11,391	6,548
Repayment of debt	(2,288)	(423)	(4,984)
Proceeds from sales of common stock through employee equity incentive plans	987	1,042	977
Restricted stock unit withholdings	(631)	(534)	(486)
Payment of dividends to stockholders	(1,599)	(3,088)	(5,997)
Other financing	158	(409)	(794)
Net cash provided by (used for) financing activities	11,138	8,505	1,115
Net increase (decrease) in cash and cash equivalents	1,170	(4,065)	6,317
Cash and cash equivalents, end of period	$8,249	$7,079	$11,144
Non-cash supplemental disclosures:
Acquisition of property, plant, and equipment	$8,125	$4,804	$5,431
Cash paid during the year for:
Interest, net of capitalized interest	$987	$613	$459
Income taxes, net of refunds	$2,202	$2,621	$4,282
See accompanying notes.

Financial Statements	Consolidated Statements of Cash Flows	60

Consolidated Statements of Stockholders' Equity

	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
(In Millions, Except Per Share Amounts)	Number of Shares	Amount
Balance as of December 25, 2021	4,070	$28,006	$(880)	$68,265	$—	$95,391
Net income (loss)	—	—	—	8,014	3	8,017
Other comprehensive income (loss)	—	—	318	—	—	318
Proceeds from sales of subsidiary shares and partner contributions	—	75	—	—	1,831	1,906
Employee equity incentive plans and other	79	1,009	—	—	—	1,009
Share-based compensation	—	3,099	—	—	29	3,128
Restricted stock unit withholdings	(12)	(609)	—	123	—	(486)
Cash dividends declared ($1.46 per share of common stock)	—	—	—	(5,997)	—	(5,997)
Balance as of December 31, 2022	4,137	$31,580	$(562)	$70,405	$1,863	$103,286
Net income (loss)	—	—	—	1,689	(14)	1,675
Other comprehensive income (loss)	—	—	347	—	—	347
Proceeds from sales of subsidiary shares and partner contributions	—	1,620	—	—	2,385	4,005
Employee equity incentive plans and other	107	1,044	—	—	—	1,044
Share-based compensation	—	3,088	—	—	141	3,229
Restricted stock unit withholdings	(16)	(683)	—	150	—	(533)
Cash dividends declared ($0.74 per share of common stock)	—	—	—	(3,088)	—	(3,088)
Balance as of December 30, 2023	4,228	$36,649	$(215)	$69,156	$4,375	$109,965
Net income (loss)	—	—	—	(18,756)	(477)	(19,233)
Other comprehensive income (loss)	—	—	(496)	—	—	(496)
Net proceeds from partner contributions	—	11,012	—	—	1,702	12,714
Partner distributions	—	—	—	—	(43)	(43)
Employee equity incentive plans and other	123	988	—	—	—	988
Share-based compensation	—	3,162	—	—	205	3,367
Restricted stock unit withholdings	(21)	(862)	—	231	—	(631)
Cash dividends declared ($0.38 per share of common stock)	—	—	—	(1,599)	—	(1,599)
Balance as of December 28, 2024	4,330	$50,949	$(711)	$49,032	$5,762	$105,032
See accompanying notes.

Financial Statements	Consolidated Statements of Stockholders' Equity	61

Notes to Consolidated Financial Statements

Note 1 :	Basis of Presentation
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2024 and 2023 were 52-week fiscal years; 2022 was a 53-week fiscal year. Fiscal 2025 is a 52-week fiscal year. Our Consolidated Financial Statements include the accounts of Intel and our wholly owned and majority-owned subsidiaries, which include entities consolidated under the variable interest and voting interest models. We have eliminated intercompany accounts and transactions.
We made certain reclassifications within our Consolidated Financial Statements during 2024, and, in certain cases, adjusted prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income (loss), cash flows, or stockholders' equity.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.
Effective January 2023, we increased the estimated useful life of certain production machinery and equipment from 5 to 8 years. When compared to the estimated useful life in place as of the end of 2022, we estimated this change increased gross margin in 2023 by approximately $2.5 billion and decreased R&D expense by approximately $400 million. As of December 30, 2023, we estimated this change decreased ending inventory values by approximately $1.3 billion. These estimates were based on the assets in use and under construction as of the beginning of 2023 and were calculated at that point in time.

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
Long-Lived Assets
Property, Plant, and Equipment
We compute depreciation using the straight-line method over the estimated useful life of assets. We also capitalize interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and depreciated over the estimated useful life.
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

Financial Statements	Notes to Consolidated Financial Statements	62

Assets are categorized and evaluated for impairment at the lowest level of identifiable cash flows. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use and fungibility of the assets. If the carrying value of an asset grouping is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired.
Identified Intangible Assets
We amortize acquisition-related intangible assets that are subject to amortization over their estimated useful lives. We perform periodic reviews of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. Periodically, we also evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We may adjust the period over which these assets are amortized to reflect the period over which they are expected to contribute to our cash flows.
Goodwill
Our reporting units substantially align with our operating segments. We reevaluate our identified reporting units annually or when triggered, such as upon reorganization of our operating segments. We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The reporting unit's carrying value used in an impairment assessment represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. The impairment assessment may include both qualitative and quantitative factors to assess the likelihood of an impairment.
Qualitative factors used include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. We may also perform a quantitative analysis to support the qualitative factors by applying sensitivities to assumptions and inputs used in measuring a reporting unit's fair value.
Our quantitative impairment assessment considers both the income approach and the market approach to estimate a reporting unit's fair value. Significant estimates include market segment growth rates, our assumed market segment share, estimated gross margins, operating expenses, and discount rates based on a reporting unit's weighted average cost of capital. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. These estimates change from year to year based on operating results, market conditions, and other factors and could materially affect the determination of the fair value and potential goodwill impairment for each reporting unit. Our quantitative assessment is sensitive to changes in underlying estimates and assumptions, the most sensitive of which is the discount rate.
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
For a product to be manufactured in high volumes and sold to our customers under our standard warranty, it must meet our rigorous technical quality specifications. We have identified the start of manufacturing volume for sale to customers as the point at which the costs incurred to manufacture our products are included in the valuation of inventory. Prior to the start of manufacturing volume for sale to customers, costs that do not meet the criteria for R&D are included in cost of sales in the period incurred.
The valuation of inventory includes determining which fixed production overhead costs can be included in inventory based on the normal capacity of our manufacturing and assembly and test facilities. We apply our historical loading compared to our total available capacity to determine our expectations of normal capacity level. If the factory loading is below the established normal capacity level, a portion of our fixed production overhead costs would not be included in the cost of inventory; instead, it would be recognized as cost of sales in that period. We refer to these costs as excess capacity charges. Excess capacity charges were $174 million in 2024, $834 million in 2023, and $423 million in 2022.
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
The valuation of inventory also requires us to estimate obsolete and excess inventory, as well as inventory that is not of saleable quality. We use a demand forecast to develop our short-term manufacturing plans to enable consistency between inventory valuations and build decisions. For certain new products, we have limited historical data when developing these demand forecasts. We compare the estimate of future demand to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. When our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we write off amounts considered to be excess inventory.

Financial Statements	Notes to Consolidated Financial Statements	63

Government Incentives
Government incentives, including cash grants and refundable tax credits, are recognized when there is reasonable assurance that the incentive will be received and we will comply with the conditions specified in the agreement or statutory requirements. We record capital-related incentives as a reduction to property, plant, and equipment, net within our Consolidated Balance Sheets and recognize a reduction to depreciation expense over the useful life of the corresponding acquired asset. We record operating-related incentives as a reduction to expense in the same line item on the Consolidated Statements of Operations as the expenditure for which the incentive is intended to compensate.
Fair Value
When determining fair value, we consider the principal or most advantageous market in which we would transact, as well as assumptions that market participants would use when pricing the asset or liability. Our financial assets are measured and recorded at fair value on a recurring basis, except for equity securities measured using the measurement alternative, equity method investments, certain other receivables, and grants receivable. We assess fair value hierarchy levels for our issued debt and fixed-income investment portfolio based on the underlying instrument type.
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
▪Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. We monitor and review the inputs and results of these valuation models to help confirm that the fair value measurements are reasonable and consistent with market experience in similar asset and liability classes. Level 3 inputs also include non-binding market consensus prices, non-binding broker quotes, and probability-weighted outcomes that we are unable to corroborate with observable market data.
Equity Investments
We regularly invest in equity securities of public and private companies to promote business and strategic objectives. Equity investments are measured and recorded as follows:
▪Marketable equity investments are equity securities with RDFV that are measured and recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the income statement.
▪Non-marketable equity investments are equity securities without RDFV that are measured and recorded using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.
▪Equity method investments are equity securities in investees we do not control but over which we have the ability to exercise significant influence. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of equity method investee income or loss.
Realized and unrealized gains and losses resulting from changes in fair value or the sale of our equity investments are recorded in gains (losses) on equity investments, net. The carrying value of our non-marketable equity investments is adjusted for qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities.
Non-marketable equity investments and equity method investments (collectively referred to as non-marketable equity investments) are also subject to periodic impairment reviews. Our quarterly impairment analysis considers both qualitative and quantitative factors. When indicators of impairment exist, we prepare quantitative assessments of the fair value of our non-marketable equity investments using both the market and income approaches.

Financial Statements	Notes to Consolidated Financial Statements	64

▪Non-marketable equity investments are tested for impairment using a qualitative model similar to the model used for goodwill and property, plant, and equipment. Upon determining that an impairment may exist, the security's fair value is calculated and compared to its carrying value, and an impairment is recognized immediately if the carrying value exceeds the fair value.
▪Equity method investments are subject to periodic impairment reviews using the other-than-temporary impairment model, which considers the severity and duration of a decline in fair value below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery.
Impairments of non-marketable equity investments are recorded in gains (losses) on equity investments, net.
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
Cash flow hedges use foreign currency contracts, such as currency forwards and currency swaps, to hedge exposures for variability in the US-dollar equivalent of non-US-dollar-denominated cash flows associated with our forecasted operating and capital purchases spending.
The after-tax gains or losses from the effective portion of a cash flow hedge are reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the Consolidated Statements of Operations as the impact of the hedge transaction. For foreign currency contracts hedging our capital purchases, forward points are excluded from the hedge effectiveness assessment, and are recognized in earnings in the same income statement line item used to present the earnings effect of the hedged item. If the cash flow hedge transactions become improbable, the corresponding amounts deferred in accumulated other comprehensive income (loss) would be immediately reclassified to interest and other, net. Cash flows associated with these derivatives are classified in the Consolidated Statements of Cash Flows in the same section as the underlying item.
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
Non-designated hedges use foreign currency contracts to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, and non-US-dollar-denominated debt instruments classified as hedged investments. We also use interest rate contracts to hedge interest rate risk related to our US-dollar-denominated fixed-rate debt investments classified as hedged investments. The change in fair value of non-designated derivatives is recorded through earnings in the line item on the Consolidated Statements of Operations to which the derivatives most closely relate, primarily in interest and other, net. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related derivatives.
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
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument, or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value. Gains or losses on these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, largely offset by losses or gains on the related derivative instruments and balance sheet remeasurement, are recorded in interest and other, net. Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). We determine the cost of the investment sold at the individual security level and record the interest income and realized gains or losses on the sale of these investments in interest and other, net.

Financial Statements	Notes to Consolidated Financial Statements	65

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
We enter into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. Due to master netting arrangements, the amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty's obligations exceed our obligations with that counterparty. As of December 28, 2024, our total credit exposure to any single counterparty, excluding money market funds invested in US treasury and US agency securities and reverse repurchase agreements collateralized by treasury and agency securities, did not exceed $1.4 billion. To further reduce credit risk, we enter into collateral security arrangements with certain of our derivative counterparties and obtain and secure collateral from counterparties against obligations, including securities lending transactions when we deem it appropriate. Cash collateral exchanged under our collateral security arrangements is included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities. For reverse repurchase agreements collateralized by other securities, we do not record the collateral as an asset or a liability unless the collateral is repledged.
A substantial majority of our trade receivables are derived from sales to OEMs and ODMs. We also have accounts receivable derived from sales to industrial and communications equipment manufacturers in the computing and communications industries. We believe the net accounts receivable balances from our three largest customers (47% as of December 28, 2024) do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience.
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
Non-Controlling Interests
Our Consolidated Financial Statements include the accounts of majority-owned subsidiaries consolidated under the variable interest and voting interest models. Non-controlling interests represent the portion of equity not attributable to Intel and are reported as a separate component of equity, net of tax and transaction costs, on our Consolidated Balance Sheets. Net income (loss) and comprehensive income (loss) for majority-owned subsidiaries are attributed to Intel and to non-controlling interest holders on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) based on respective ownership percentages. We account for changes in ownership of our majority-owned subsidiaries as equity transactions when we retain a controlling financial interest.

Financial Statements	Notes to Consolidated Financial Statements	66

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
We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits within the provision for (benefit from) taxes on the Consolidated Statements of Operations.
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
Leases
Leases consist of real property and machinery and equipment. Our lease terms may include options to extend or terminate when it is reasonably certain that we will exercise such options. For leases for supplier capacity, we account for the lease and non-lease components as a single lease component. For all other leases, we account for the lease and non-lease components separately and do not include the non-lease components in our leased assets and corresponding liabilities. Payments on leases may be fixed or variable, and variable lease payments are based on output of the underlying leased assets.

Financial Statements	Notes to Consolidated Financial Statements	67

Loss Contingencies
We are subject to loss contingencies, including various legal and regulatory proceedings, asserted and potential claims, liabilities related to repair or replacement of parts in connection with product defects, as well as product warranties and potential asset impairments that arise in the ordinary course of business and are subject to change, including due to sudden or rapid developments in proceedings or claims. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate developments that could affect prior disclosures or previously accrued liabilities, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. If one or more of these matters were resolved against us for amounts in excess of management's estimates of losses, our results of operations and financial condition could be materially adversely affected.

Note 3 :	Operating Segments
We previously announced the implementation of our internal foundry operating model, which took effect in the first quarter of 2024, and creates a foundry relationship between our Intel Products business (collectively CCG, DCAI, and NEX) and our Intel Foundry business. Intel Products consists substantially of design and development of CPUs and related solutions for external customers. Intel Foundry consists substantially of process engineering, manufacturing, and foundry services groups that provide manufacturing, test, and assembly services to our Intel Products business and to external customers. Both businesses utilize marketing, sales, and other support functions.
Our internal foundry model is a key component of our strategy and is designed to reshape our operational dynamics and drive greater transparency, accountability, and focus on costs and efficiency. We also previously announced our intent to operate Altera as a standalone business. Altera was previously included in our DCAI segment results and, beginning in the first quarter of 2024, is included in "all other." As a result of these changes, we modified our segment reporting in the first quarter of 2024 to align to this new operating model. All prior period segment data has been retrospectively adjusted to reflect the way our CODMs internally receive information and manage and monitor our operating segment performance. There are no changes to our Consolidated Financial Statements for any prior periods.
We organize our business as follows:
▪Intel Products:
▪Client Computing Group (CCG)
▪Data Center and AI (DCAI)
▪Network and Edge (NEX)
▪Intel Foundry
▪All other:
▪Altera
▪Mobileye
▪Other
CCG, DCAI, and Intel Foundry qualify as reportable operating segments. NEX, Altera, and Mobileye do not qualify as reportable operating segments; however, we have elected to disclose certain of their results. When we enter into federal contracts, they are aligned to the sponsoring operating segment.
The accounting policies applied to our segments follow those applied to Intel as a whole. A summary of the basis for which we report our operating segment revenues and operating margin is as follows:
Intel Products: CCG, DCAI, and NEX
▪Segment revenue: Consists of revenues from external customers. Our Intel Products operating segments represent most of Intel consolidated revenue and are derived from our principal products that incorporate various components and technologies, including a microprocessor and chipset, a stand-alone SoC, or a multichip package, which are based on Intel architecture.
▪Segment expenses: Consists of intersegment charges for product manufacturing and related services from Intel Foundry, external foundry and other manufacturing expenses, product development costs, allocated expenses as described below, and direct operating expenses.

Financial Statements	Notes to Consolidated Financial Statements	68

Intel Foundry
▪Segment revenue: Consists substantially of intersegment product and services revenue for wafer fabrication, substrates and other related products, and services sold to Intel Products, Altera, and certain other Intel internal businesses. We recognize intersegment revenue based on the completion of performance obligations. Product revenue is recognized upon transfer of ownership, which is generally at the completion of wafer sorting. Backend service revenue is recognized upon the completion of assembly and test milestones, which approximates the recognition of revenue over the service period. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third-party foundry and assembly and test revenue from external customers that totaled $385 million in 2024, $953 million in 2023, and $474 million in 2022.
▪Segment expenses: Consists of direct expenses for technology development, product manufacturing and services provided by Intel Foundry to internal and external customers, allocated expenses as described below, and direct operating expenses. Direct expenses for product manufacturing include excess capacity charges.
All Other
Our "all other" category includes the results of operations from other non-reportable segments not otherwise presented, including our Altera and Mobileye businesses, start-up businesses that support our initiatives, and historical results of operations from divested businesses. The financial results of our all other category include intersegment product and services revenue and intersegment expenses.
We allocate operating expenses from our sales and marketing group to the Intel Products operating segments and allocate operating expenses from our finance and administration groups to all of our operating segments, except Mobileye.
We estimate that the substantial majority of our consolidated depreciation expense was incurred by Intel Foundry in 2024, 2023, and 2022. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products or other customers. As a result, it is impracticable to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss).
We do not allocate to our operating segments corporate operating expenses that primarily consist of:
▪restructuring and other charges;
▪share-based compensation;
▪certain impairment charges; and
▪certain acquisition-related adjustments, including amortization and any impairment of acquisition-related intangibles and goodwill.
We do not allocate to our operating segments non-operating items such as:
▪gains and losses from equity investments;
▪interest and other income; and
▪income taxes.
Our interim Co-Chief Executive Officers are our CODMs. The CODMs primarily use operating income (loss) to evaluate each segment's performance and allocate resources. This measure is utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments, and personnel across all operating segments. While operating income (loss) is the primary measure used by our CODMs to allocate resources, they often review materials that present operating segment gross margin. Accordingly, we have included gross margin as a secondary measure within the accompanying reconciliation of our operating segment and consolidated results. The measures regularly provided to and used by our CODMs under our new operating model continue to evolve; currently, our CODMs do not regularly review or receive discrete asset information by operating segment.
Intersegment eliminations: Intersegment sales and related gross margin on inventory recorded at the end of the period or sold through to third-party customers is eliminated for consolidation purposes. The Intel Products operating segments and Intel Foundry are meant to reflect separate fabless semiconductor and foundry companies, respectively. Thus, certain intersegment activity is captured within the intersegment eliminations upon consolidation and presented at the Intel consolidated level. This activity primarily relates to inventory reserves, which are determined and recorded based on our accounting policies for Intel as a whole, but are only recorded by the Intel Products operating segments upon transfer of inventory from Intel Foundry. If a reserve is identified that relates to neither Intel Products operating segments nor Intel Foundry, the reserve is recognized as activity within the intersegment eliminations for Intel on a consolidated basis.

Financial Statements	Notes to Consolidated Financial Statements	69

Net revenue, cost of sales, gross margin, operating expenses, and operating income (loss) for each period were as follows:

(In Millions)	Dec 28, 2024
	Intel Products
	CCG	DCAI	NEX	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$30,290	$12,817	$5,842	$48,949	$17,543	$3,824	$—	$(17,215)	$53,101
Cost of sales	14,569	6,792	2,457	23,818	25,596	1,831	1,919	(17,408)	35,756
Gross margin (loss)	15,721	6,025	3,385	25,131	(8,053)	1,993	(1,919)	193	17,345
Operating expenses	4,801	4,687	2,454	11,942	5,355	2,077	9,299	350	29,023
Operating income (loss)	$10,920	$1,338	$931	$13,189	$(13,408)	$(84)	$(11,218)	$(157)	$(11,678)

(In Millions)	Dec 30, 2023
	Intel Products
	CCG	DCAI	NEX	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$29,258	$12,635	$5,774	$47,667	$18,910	$5,608	$—	$(17,957)	$54,228
Cost of sales	14,606	6,420	3,095	24,121	21,471	2,475	2,136	(17,686)	32,517
Gross margin (loss)	14,652	6,215	2,679	23,546	(2,561)	3,133	(2,136)	(271)	21,711
Operating expenses	5,139	4,595	2,475	12,209	4,394	2,054	3,029	(68)	21,618
Operating income (loss)	$9,513	$1,620	$204	$11,337	$(6,955)	$1,079	$(5,165)	$(203)	$93

(In Millions)	Dec 31, 2022
	Intel Products
	CCG	DCAI	NEX	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$31,773	$16,856	$8,409	$57,038	$27,491	$5,530	$—	$(27,005)	$63,054
Cost of sales	16,826	7,081	3,856	27,763	28,052	2,425	2,875	(24,927)	36,188
Gross margin (loss)	14,947	9,775	4,553	29,275	(561)	3,105	(2,875)	(2,078)	26,866
Operating expenses	6,740	5,577	3,021	15,338	4,608	1,931	2,758	(103)	24,532
Operating income (loss)	$8,207	$4,198	$1,532	$13,937	$(5,169)	$1,174	$(5,633)	$(1,975)	$2,334

Financial Statements	Notes to Consolidated Financial Statements	70

Corporate Unallocated Expenses
Corporate unallocated expenses include certain operating and non-operating costs not allocated to specific operating segments. The nature of these expenses may vary, but primarily consist of restructuring and other charges, share-based compensation, certain impairment charges, and certain acquisition-related costs.

(In Millions)	Dec 28, 2024
	Cost of Sales	Operating Expenses	Total
Acquisition-related costs	$879	$165	$1,044
Share-based compensation	875	2,535	3,410
Restructuring and other charges[1]	—	6,970	6,970
Other	165	(371)	(206)
Total corporate unallocated expenses	$1,919	$9,299	$11,218

(In Millions)	Dec 30, 2023
	Cost of Sales	Operating Expenses	Total
Acquisition-related costs	$1,235	$172	$1,407
Share-based compensation	705	2,524	3,229
Restructuring and other charges[1]	—	(62)	(62)
Other	196	395	591
Total corporate unallocated expenses	$2,136	$3,029	$5,165

(In Millions)	Dec 31, 2022
	Cost of Sales	Operating Expenses	Total
Acquisition-related costs	$1,341	$185	$1,526
Share-based compensation	663	2,465	3,128
Patent settlement	204	—	204
Optane inventory impairment	723	—	723
Restructuring and other charges[1]	—	2	2
Other	(56)	106	50
Total corporate unallocated expenses	$2,875	$2,758	$5,633

1 See "Note 7: Restructuring and Other Charges" within Notes to Consolidated Financial Statements for further information.

Financial Statements	Notes to Consolidated Financial Statements	71

Concentration of Revenue
In 2024, substantially all of the revenue from our three largest customers was from the sale of platforms and other components by our Intel Products operating segments. Our three largest customers accounted for the following percentage of our net revenue:

Years Ended	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Customer A	19%	19%	19%
Customer B	14%	11%	12%
Customer C	12%	10%	11%
Total percentage of net revenue	45%	40%	42%

Net revenue by region, based on the billing location of the customer, was as follows:

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
China	$15,532	$14,854	$17,125
United States	12,994	13,958	16,529
Singapore	10,187	8,602	9,664
Taiwan	7,804	6,867	8,287
Other regions	6,584	9,947	11,449
Total net revenue	$53,101	$54,228	$63,054

Note 4 :	Non-Controlling Interests

	Non-Controlling Ownership %
Years Ended	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Ireland SCIP	49%	—%	—%
Arizona SCIP	49%	49%	49%
Mobileye	12%	12%	6%
IMS Nanofabrication (IMS Nano)	32%	32%	—%

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS Nano	Total
Non-controlling interests as of Dec 30, 2023	$—	$2,359	$1,838	$178	$4,375
Partner contributions	—	1,702	—	—	1,702
Partner distributions	(43)	—	—	—	(43)
Changes in equity of non-controlling interest holders	—	—	205	—	205
Net income (loss) attributable to non-controlling interests	104	(173)	(371)	(37)	(477)
Non-controlling interests as of Dec 28, 2024	$61	$3,888	$1,672	$141	$5,762

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS Nano	Total
Non-controlling interests as of Dec 31, 2022	$—	$874	$989	$—	$1,863
Partner contributions	—	1,511	—	—	1,511
Changes in equity of non-controlling interest holders	—	—	848	167	1,015
Net income (loss) attributable to non-controlling interests	—	(26)	1	11	(14)
Non-controlling interests as of Dec 30, 2023	$—	$2,359	$1,838	$178	$4,375

Financial Statements	Notes to Consolidated Financial Statements	72

Semiconductor Co-Investment Program
Ireland SCIP
In the second quarter of 2024, we closed a transaction with Apollo Global Management, Inc. (Apollo) involving the sale of 49% of our interest in an Irish limited liability company (Ireland SCIP) for net proceeds of $11.0 billion, which increased our capital in excess of par value. Ireland SCIP is a VIE that we consolidate into our Consolidated Financial Statements because we are the primary beneficiary. Generally, distributions will be received from Ireland SCIP based on both parties' proportional ownership. Ireland SCIP has the rights to operate Fab 34 in Leixlip, Ireland, and has the rights to the related factory output. We have the right to purchase 100% of the related factory output from Ireland SCIP. We will retain sole ownership of Fab 34, will be engaged as the Fab 34 operator in exchange for variable payments from Ireland SCIP based on the related factory output, and will be required to maintain certain performance standards in our capacity as operator.
We are required to substantially complete construction of Fab 34 in accordance with contractual parameters and timelines or we will be required to pay delay-related liquidated damages to Apollo beginning in 2026, not to exceed $1.1 billion in total. As of December 28, 2024, we expect certain construction milestones for Fab 34 will be delayed as we refined our near-term production capacity requirements and related capital outlays relative to those that are required per the Ireland SCIP agreement. As a result, in 2024 we recognized a loss of $755 million within Interest and other, net from the change in fair value of the liquidated damage provisions, which qualify as a non-designated derivative. Refer to "Note 16: Derivative Financial Instruments" within Notes to Consolidated Financial Statements for additional information. Though we expect certain construction delays in the near term, we intend to complete construction of Fab 34. We will be required to purchase minimum quantities of the related factory output from Ireland SCIP, or we will be subject to pay certain volume-related damages to Ireland SCIP, beginning at the earlier of when construction is complete or Q3 2027.
As of December 28, 2024, other than cash and cash equivalents held by Ireland SCIP, substantially all of the remaining assets and liabilities of Ireland SCIP were eliminated in our Consolidated Financial Statements.
Arizona SCIP
We consolidate the results of an Arizona limited liability company (Arizona SCIP), a VIE, into our Consolidated Financial Statements because we are the primary beneficiary. Generally, contributions will be made to, and distributions will be received from Arizona SCIP based on Intel's and Brookfield Asset Management's (Brookfield's) proportional ownership. We will be the sole operator and main beneficiary of two new chip factories that will be constructed by Arizona SCIP, and we will have the right to purchase 100% of the related factory output. Once production commences, we will be required to both operate Arizona SCIP at minimum production levels (measured in wafer starts per week) and limit excess inventory held on site or we will be subject to certain damages.
We have an unrecognized commitment to fund our respective share of the total construction costs of Arizona SCIP. The total construction costs were estimated at $29.0 billion when we entered into the definitive agreement with Brookfield in 2022.
As of December 28, 2024, substantially all of the assets of Arizona SCIP consisted of property, plant, and equipment. The remaining assets and liabilities of Arizona SCIP were eliminated in our Consolidated Financial Statements. The assets held by Arizona SCIP, which can be used only to settle obligations of the VIE and are not available to us, were $11.5 billion as of December 28, 2024 ($4.8 billion as of December 30, 2023).
Mobileye
In 2022, Mobileye completed its IPO and certain other equity financing transactions. During 2023, we converted 38.5 million of our Mobileye Class B shares into Class A shares, representing 5% of Mobileye's outstanding capital stock, and subsequently sold the Class A shares for $42 per share as part of a secondary offering, receiving net proceeds of $1.6 billion and increasing our capital in excess of par value by $663 million, net of tax. We continue to consolidate the results of Mobileye into our Consolidated Financial Statements. In the third quarter of 2024, the non-cash impairment of goodwill related to our Mobileye reporting unit was attributed to Intel and to non-controlling interest holders based on our proportional ownership (see "Note 11: Goodwill" within Notes to Consolidated Financial Statements).
IMS Nanofabrication
In 2023, we closed agreements to sell a combined 32% minority stake in our IMS business, a business within our Intel Foundry operating segment—including a 20% stake to Bain Capital Special Situations and a 10% stake to TSMC. Net proceeds resulting from the minority stake sales totaled $1.4 billion, and our capital in excess of par value increased by $958 million, net of tax. We continue to consolidate the results of IMS into our Consolidated Financial Statements.

Financial Statements	Notes to Consolidated Financial Statements	73

Note 5 :	Earnings (Loss) Per Share
We computed basic earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period, if applicable.

Years Ended (In Millions, Except Per Share Amounts)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Net income (loss)	$(19,233)	$1,675	$8,017
Less: net income (loss) attributable to non-controlling interests	(477)	(14)	3
Net income (loss) attributable to Intel	$(18,756)	$1,689	$8,014
Weighted average shares of common stock outstanding—basic	4,280	4,190	4,108
Dilutive effect of employee equity incentive plans	—	22	15
Weighted average shares of common stock outstanding—diluted	4,280	4,212	4,123
Earnings (loss) per share attributable to Intel—basic	$(4.38)	$0.40	$1.95
Earnings (loss) per share attributable to Intel—diluted	$(4.38)	$0.40	$1.94
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan. The potentially dilutive impact from the assumed issuance of common stock associated with a contractual conversion feature is determined by applying the if-converted method to the assumed exercise of the outstanding conversion feature.
At December 28, 2024, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, the assumed issuance of common stock under the stock purchase plan, and the assumed issuance of common stock associated with a contractual conversion feature, as applicable, had an anti-dilutive effect on diluted loss per share and were excluded from the computation of diluted loss per share. At December 28, 2024, 114 million anti-dilutive shares (70 million in 2022) were excluded from the computation of diluted earnings (loss) per share. In 2023, securities that would have been anti-dilutive were insignificant.

Note 6 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $2.3 billion during 2024, $2.0 billion during 2023, and $665 million during 2022. After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.
Inventories

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023
Raw materials	$1,344	$1,166
Work in process	7,432	6,203
Finished goods	3,422	3,758
Total inventories	$12,198	$11,127

Financial Statements	Notes to Consolidated Financial Statements	74

Property, Plant, and Equipment

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023
Land and buildings	$56,544	$51,182
Machinery and equipment	103,150	100,033
Construction in progress	50,418	43,442
Total property, plant, and equipment, gross	210,112	194,657
Less: Accumulated depreciation	(102,193)	(98,010)
Total property, plant, and equipment, net	$107,919	$96,647
Our depreciable property, plant, and equipment assets are depreciated over the following estimated useful lives: machinery and equipment, 3 to 8 years; and buildings, 10 to 25 years.
We invest in and deploy manufacturing assets in response to manufacturing capacity requirements based upon short- and long-term demand forecasts and economic returns relative to capital outlays. We regularly monitor, evaluate, and adjust our manufacturing capacity footprint in response to a number of volatile factors that impact our business, including demand for our products and services and the state of the semiconductor industry as a whole. In connection with the preparation of our Consolidated Financial Statements for the third quarter of 2024, we evaluated our current process technology node capacities relative to projected market demand for our products and services, and concluded that our manufacturing asset portfolio, primarily for our Intel 7 process node, exceeded manufacturing capacity requirements. Upon performing a re-use assessment, we impaired and accelerated depreciation for certain manufacturing assets. In total, we recorded non-cash impairments and accelerated depreciation charges of $2.3 billion and $992 million, respectively, in 2024, substantially all of which were recognized in cost of sales within our Intel Foundry operating segment.
We also incurred certain other non-cash asset impairment charges of $442 million as a direct result of the 2024 Restructuring Plan (see "Note 7: Restructuring and Other Charges" within Notes to Consolidated Financial Statements). These charges were included as a component of "corporate unallocated expenses" within the restructuring and other category presented in "Note 3: Operating Segments" within Notes to Consolidated Financial Statements.
We negotiate extended payment terms of greater than 90 days with certain of our capital vendors, which are reported as financing activities in the Consolidated Statements of Cash Flows when paid. Unpaid amounts related to the acquisition of property, plant, and equipment in 2024 under such extended payment terms, included in accounts payable and other accrued liabilities, totaled $3.2 billion.
Property, plant, and equipment, net, by country at the end of each period was as follows:

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023
United States	$72,068	$63,234
Ireland	18,152	16,746
Israel	10,414	9,290
Other countries	7,285	7,377
Total property, plant, and equipment, net	$107,919	$96,647

Financial Statements	Notes to Consolidated Financial Statements	75

Government Incentives
We enter into government incentive arrangements with local, regional, and national governments, both US and non-US. These arrangements vary in size, duration, and conditions and allow us to maintain a market-comparable foothold across various geographies. These incentives are primarily structured as cash grants and refundable tax credits. Capital-related incentives have terms of up to 15 years and operating-related incentives have terms that can vary widely. We are eligible to receive these incentives because we engage in qualifying capital investments, R&D, and other activities as defined by the relevant government entities. These include qualifying capital investments for semiconductor wafer and advanced packaging manufacturing facilities construction and acquisition of equipment. Each incentive requires that we comply with certain conditions for a period that may exceed the incentive terms. These conditions can include achievement of future operational targets and committing to minimum levels of capital investment. If conditions are not satisfied, the incentives may be subject to reduction, recapture, or termination. For example, in November 2024 we entered into a direct funding agreement with the US Department of Commerce under the CHIPS Act that contains detailed milestones we must achieve for us to receive the funds, including the achievement of various milestones with respect to capital expenditures, facility completion, process technology development, wafer production, Intel products insourcing, and external foundry customer acquisitions. It also contains restrictions on certain “change of control” transactions we are permitted to engage in, a requirement that we share with the US government project economic returns above specified thresholds, and various termination rights and remedies if we were to breach the agreement, including potential repayment of some or all of the awards.
Capital-related incentives reduced gross property, plant, and equipment by $9.5 billion as of December 28, 2024 ($5.5 billion as of December 30, 2023), of which $4.1 billion was recognized in 2024 ($2.2 billion in 2023). Capital-related incentives reduced depreciation expense by $594 million in 2024, of which the substantial majority reduced cost of sales ($226 million in 2023, substantially all of which reduced cost of sales, and $230 million in 2022, all of which reduced cost of sales). Of our total capital-related government incentives recognized in 2024, $3.3 billion was recognized as a non-cash investing activity ($1.1 billion in 2023 and $128 million in 2022). Related incentives recognized during each period consisted of the following:
▪US federal government pursuant to the CHIPS Act. In September 2024, we were awarded up to $3.0 billion in direct funding for the Secure Enclave program to expand the trusted manufacturing of leading-edge semiconductors for the US government. In November 2024, we signed a Direct Funding Agreement with the US Department of Commerce for the award of $7.9 billion in government incentives. We recognized $1.3 billion of grants, including $253 million of operating grants, in 2024 under the CHIPS Act. Additionally, we recognized an advanced manufacturing investment tax credit of $2.6 billion in 2024 ($845 million in 2023), which may be refunded to us in cash to the extent it exceeds our outstanding income tax liabilities.
▪US state governments. We recognized $115 million of grants in 2024 related to modernization and expansion of chip factories in Oregon ($723 million in 2023 related to two new leading-edge chip factories in Ohio).
▪Non-US governments. We recognized $384 million of grants and refundable tax credits in 2024 ($645 million in 2023), substantially all and a majority of which, respectively, related to the expansion of silicon wafer manufacturing facilities in Ireland.
Operating-related incentives, including those recognized under the CHIPS Act, benefited operating income by $442 million in 2024, the substantial majority of which was recorded in cost of sales ($202 million in 2023 and $104 million in 2022, a majority of which was recorded in cost of sales in both periods).
The amounts recorded on the Consolidated Balance Sheets related to grants receivable and capital-related refundable tax credits for each period were as follows:

Years Ended (In Millions)	Location	Dec 28, 2024	Dec 30, 2023
Operating-related grants receivables	Other current assets	$272	$17
	Other long-term assets	$186	$130
Capital-related grants receivables	Other current assets	$859	$64
	Other long-term assets	$374	$348
Capital-related refundable tax credits	Other current assets	$2,099	$—
Capital-related refundable tax credits	Income taxes payable	$—	$365
Advertising
Advertising costs, including direct marketing, are expensed as incurred and recorded within MG&A expenses. Advertising costs were $856 million in 2024 ($950 million in 2023 and $1.2 billion in 2022).

Financial Statements	Notes to Consolidated Financial Statements	76

Interest and Other, Net

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Interest income	$1,245	$1,335	$589
Interest expense	(1,034)	(878)	(496)
Other, net	15	172	1,073
Total interest and other, net	$226	$629	$1,166
Interest expense is net of $1.5 billion of interest capitalized in 2024 ($1.5 billion in 2023 and $785 million in 2022).
Other, net in 2024 includes a $755 million loss from the change in fair value of a derivative related to Ireland SCIP and $560 million of interest received and recognized as a benefit in 2024 in relation to the European Commission competition matter that was recorded and paid in 2009 and refunded to us in 2022. Other, net in 2022 included a $1.0 billion gain recognized from the first closing of the divestiture of our NAND memory business.

Note 7 :	Restructuring and Other Charges

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Employee severance and benefit arrangements	$2,481	$222	$1,038
Litigation charges and other	858	(329)	(1,187)
Asset impairment charges	3,631	45	151
Total restructuring and other charges	$6,970	$(62)	$2
In the third quarter of 2024, the 2024 Restructuring Plan was announced, subsequently approved and committed to by our management team, and initiated to implement cost-reduction measures, including reductions in employee headcount, other operating expenditures, and capital expenditures. Restructuring charges are primarily composed of employee severance and benefit arrangements, non-cash charges related to asset impairments associated with exit activities, and charges relating to real estate exits and consolidations. These charges were included as "corporate unallocated expenses" within the restructuring and other category presented in "Note 3: Operating Segments" within Notes to Consolidated Financial Statements. We expect to recognize total charges of approximately $3.0 billion under the 2024 Restructuring Plan. The cumulative cost of the 2024 Restructuring Plan as of December 28, 2024, was $2.8 billion. Any changes to our estimates or timing will be reflected in our results of operations in future periods. We expect actions pursuant to the 2024 Restructuring Plan to be substantially complete by the fourth quarter of 2025, which is subject to change.
Employee severance and benefit arrangements includes net charges relating to the 2024 Restructuring Plan of $2.2 billion in 2024. Charges relating to other actions taken to streamline operations and to reduce costs were $294 million in 2024. Charges accrued as of December 28, 2024, were recorded as current liabilities within accrued compensation and benefits on the Consolidated Balance Sheets. Charges in 2023 and 2022 primarily related to the 2022 Restructuring Program, which was approved to rebalance our workforce and operations in alignment with our strategy and was completed in the first quarter of 2024. The cumulative cost of the 2022 Restructuring Program as of December 28, 2024 was $1.3 billion.
Restructuring activities related to employee severance and benefit arrangements under the 2024 and 2022 Restructuring Plans were as follows:

(In Millions)	2024 Restructuring Plan	2022 Restructuring Program
Accrued balance as of December 25, 2021	$—	$—
Accruals and adjustments	—	1,038
Cash payments	—	(165)
Accrued balance as of December 31, 2022	—	873
Accruals and adjustments	—	222
Cash payments	—	(1,013)
Accrued balance as of December 30, 2023	—	82
Accruals and adjustments	2,306	—
Cash payments	(2,004)	(82)
Accrued balance as of December 28, 2024	$302	$—

Financial Statements	Notes to Consolidated Financial Statements	77

Litigation charges and other includes a charge of $780 million in 2024 arising out of the R2 litigation. In 2023, a $1.2 billion benefit was recorded due to the reduction in the previously accrued charge as a result of developments in the VLSI litigation. 2023 charges also included a $401 million charge for an EC-imposed fine and a $353 million termination fee in connection with our inability to timely obtain required regulatory approvals needed to acquire Tower. In 2009, we recorded and paid an EC-imposed fine that was subsequently annulled, which resulted in a benefit of $1.2 billion in 2022. Refer to "Note 19: Commitments and Contingencies" within Notes to Consolidated Financial Statements for information about litigation related items.
Asset impairment charges in 2024 includes non-cash charges associated with the 2024 Restructuring Plan, including $442 million of non-cash impairments of construction-in-progress assets associated with our decision to exit and outsource manufacturing capabilities for certain internal test hardware; and $103 million of non-cash impairments of operating leased assets and related leasehold improvements resulting from real estate consolidations and exits. Real estate consolidations and exits did not significantly change our operating lease liabilities and may result in future cash outlays for facility restoration or the relocation of operations. These impairments were recorded within property, plant, and equipment, net of accumulated depreciation, except for the impairment of operating leased assets of $83 million that were recorded within other long-term assets on the Consolidated Balance Sheets as of December 28, 2024.
In addition, we recorded non-cash goodwill impairment charges of $3.0 billion in 2024 (see "Note 11: Goodwill" within Notes to Consolidated Financial Statements). Further, as a result of a decline in the actual and projected undiscounted cash flows for certain acquired intangible assets, we concluded the assets were not recoverable and recognized a non-cash impairment charge of $108 million in 2024.

Note 8 :	Income Taxes
Provision for (Benefit From) Taxes

Years Ended ($ In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Income (losses) before taxes:
US	$(13,450)	$(4,749)	$(1,161)
Non-US	2,241	5,511	8,929
Total income before taxes	$(11,210)	$762	$7,768
Provision for (benefit from) taxes:
Current:
Federal	$600	$538	$4,106
State	(8)	23	68
Non-US	1,364	535	735
Total current provision for (benefit from) taxes	1,956	1,096	4,909
Deferred:
Federal	6,192	(2,048)	(5,806)
State	67	(21)	(40)
Non-US	(192)	60	688
Total deferred provision for (benefit from) taxes	6,067	(2,009)	(5,158)
Total provision for (benefit from) taxes	$8,023	$(913)	$(249)
Effective tax rate	71.6%	(119.8)%	(3.2)%

Financial Statements	Notes to Consolidated Financial Statements	78

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) for each period was as follows:

Years Ended	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Expected provision (benefit) at statutory federal income tax rate	(21.0)%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Federal valuation allowance	93.2	—	—
Goodwill impairment	2.1	—	—
Share-based compensation	4.2	34.3	3.0
Unrecognized tax benefits and settlements	1.3	16.3	4.5
Non-US income taxed at different rates	(5.3)	(60.6)	(13.4)
Research and development tax credits	(5.6)	(99.0)	(11.4)
Foreign derived intangible income benefit	—	(25.1)	(9.7)
Restructuring of certain non-US subsidiaries	—	(15.8)	(2.2)
Non-deductibility of European Commission fine	—	11.1	(4.1)
Other	2.7	(2.0)	9.1
Effective tax rate	71.6%	(119.8)%	(3.2)%
Our effective tax rate increased in 2024 compared to 2023, primarily driven by the effects associated with the establishment of a valuation allowance against our US federal deferred tax assets in 2024. We assess the recoverability of our deferred tax assets quarterly, weighing available positive and negative evidence. As a result of our assessment in the third quarter of 2024, we determined it was more likely than not that the deferred tax assets will not be recoverable based upon our three-year cumulative historical loss position as of the third quarter of 2024, largely resulting from the asset impairment and restructuring and other charges incurred during 2024. Additionally, our 2024 provision for taxes and 2023 benefit from taxes included R&D tax credits, which provide a tax benefit based on our eligible R&D spending and are not dependent on lower income before taxes.
Our effective tax rate decreased in 2023 compared to 2022, primarily driven by our R&D tax credits and a higher proportion of our income being taxed in non-US jurisdictions.
We derive the effective tax rate benefit, or detriment, attributed to non-US income taxed at different rates primarily from our operations in Hong Kong, Ireland, Israel, and Malaysia. The statutory tax rates in these jurisdictions range from 12.5% to 24.0%. We are subject to reduced tax rates in Israel and Malaysia as long as we conduct certain eligible activities and make certain capital investments. We have conditional reduced tax rates that expire at various dates through 2056, and we expect to apply for renewals upon expiration, if available. In 2024 the tax benefit specifically attributable to tax holidays was $67 million ($129 million in 2023 and $220 million in 2022) with a $0.02 impact on diluted earnings per share ($0.03 in 2023 and $0.05 in 2022).

Financial Statements	Notes to Consolidated Financial Statements	79

Deferred and Current Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at the end of each period were as follows:

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023
Deferred tax assets:
R&D expenditures capitalization	$10,709	$7,726
State credits and net operating losses	2,830	2,624
Inventory	1,054	1,430
Accrued compensation and other benefits	970	931
Share-based compensation	444	586
Litigation charge	447	308
Other, net	1,510	926
Gross deferred tax assets	17,964	14,531
Valuation allowance	(13,974)	(3,047)
Total deferred tax assets	3,990	11,484
Deferred tax liabilities:
Property, plant, and equipment	(4,063)	(5,156)
Licenses and intangibles	(159)	(494)
Unrealized gains on investments and derivatives	(224)	(358)
Other, net	(403)	(203)
Total deferred tax liabilities	(4,849)	(6,211)
Net deferred tax assets (liabilities)	$(859)	$5,273

Reported as:
Deferred tax assets	603	5,459
Deferred tax liabilities	(1,462)	(186)
Net deferred tax assets (liabilities)	$(859)	$5,273
Changes in the valuation allowance for deferred tax assets were as follows:

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023
Valuation allowance for deferred tax assets:
Balance at Beginning of Year	$3,047	$2,586
Additions Charged to Expenses/Other Accounts	10,927	461
(Deductions) Recoveries, Net	—	—
Balance at End of Year	$13,974	$3,047
Deferred tax assets are included within other long-term assets on the Consolidated Balance Sheets.
The $10.9 billion change in valuation allowance from December 30, 2023 to December 28, 2024 is largely attributable to the uncertainty regarding the realizability of the US deferred tax assets.
As of December 28, 2024, our federal and non-US net operating loss carryforwards for income tax purposes were $279 million and $2.7 billion, respectively. The majority of the federal and non-US net operating loss carryforwards have no expiration date. The remaining federal and non-US net operating loss carryforwards expire at various dates through 2040.
As of December 28, 2024, we have undistributed earnings of certain foreign subsidiaries of approximately $21.0 billion that we have indefinitely invested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
Current income taxes receivable of $2.6 billion as of December 28, 2024 ($59 million as of December 30, 2023) are included in other current assets.

Financial Statements	Notes to Consolidated Financial Statements	80

Long-term income taxes payable of $1.6 billion as of December 28, 2024 ($2.6 billion as of December 30, 2023) are primarily composed of the transition tax from Tax Reform, which is payable over eight years beginning in 2018, as well as amounts for uncertain tax positions, reduced by the associated deduction for state taxes and non-US tax credits.
Uncertain Tax Positions

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Beginning gross unrecognized tax benefits	$1,124	$1,229	$1,020
Settlements and effective settlements with tax authorities	(59)	(288)	(18)
Changes in balances related to tax position taken during prior periods	(8)	—	(120)
Changes in balances related to tax position taken during current period	73	183	347
Ending gross unrecognized tax benefits	$1,130	$1,124	$1,229
If the remaining balance of unrecognized tax benefits were recognized in a future period, it would result in a tax benefit of $946 million as of December 28, 2024 ($962 million as of December 30, 2023) and a reduction in the effective tax rate. Interest, penalties, and accrued interest related to unrecognized tax benefits were insignificant in the periods presented.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in the various jurisdictions in which we conduct business. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that certain US federal and non-US tax audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. We estimate that the unrecognized tax benefits as of December 28, 2024, could decrease by as much as $314 million in the next 12 months.
We file federal, state, and non-US tax returns. We are no longer subject to US federal and non-US tax examinations for years prior to 2018 and 2015, respectively. For US state tax returns, we are no longer subject to tax examination for years prior to 2015.

Note 9 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Balance Sheets. Government debt includes instruments such as non-US government bills and bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as commercial paper, fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of December 28, 2024 and December 30, 2023, substantially all time deposits were issued by institutions outside the US.
The fair value of our economically hedged marketable debt investments was $13.5 billion as of December 28, 2024 ($17.1 billion as of December 30, 2023). For hedged investments still held at the reporting date, we recorded net losses of $464 million in 2024 (net gains of $534 million in 2023 and net losses of $748 million in 2022).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The adjusted cost of our unhedged investments was $5.2 billion as of December 28, 2024 ($4.7 billion as of December 30, 2023), which approximated the fair value for these periods.
The fair value of marketable debt investments, by contractual maturity, as of December 28, 2024, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$5,690
Due in 1–2 years	2,321
Due in 2–5 years	6,182
Due after 5 years	168
Instruments not due at a single maturity date[1]	4,316
Total	$18,677
1    Instruments not due at a single maturity date is composed of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.

Financial Statements	Notes to Consolidated Financial Statements	81

Equity Investments

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023
Marketable equity investments[1]	$848	$1,194
Non-marketable equity investments	4,535	4,635
Total	$5,383	$5,829
1    Most of our marketable equity investments are subject to trading-volume or market-based restrictions, which limit the number of shares we may sell in a specified period of time, impacting our ability to liquidate these investments. Certain of the trading-volume restrictions generally apply for as long as we own more than 1% of the outstanding shares. Market-based restrictions result from the rules of the respective exchange.
The components of gains (losses) on equity investments, net for each period were as follows:

Years Ended (in Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Unrealized gains (losses) on marketable equity investments	$(218)	$(99)	$(829)
Unrealized gains (losses) on non-marketable equity investments[1]	92	17	299
Impairment charges	(347)	(214)	(190)
Unrealized gains (losses) on equity investments, net	(473)	(296)	(720)
Realized gains (losses) on sales of equity investments, net	$715	$336	$4,988
Gains (losses) on equity investments, net	$242	$40	$4,268
1    Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.
As of December 28, 2024, the cumulative amount of impairments for equity investments without readily determinable fair value was $1.4 billion ($1.1 billion as of December 30, 2023) and upward observable price adjustments were $1.4 billion ($1.4 billion as of December 30, 2023).
McAfee Corp.
During 2022, the sale of McAfee's consumer business was completed and we received $4.6 billion in cash for the sale of our remaining share of McAfee, recognizing a $4.6 billion gain in realized gains (losses) on sales of equity investments, net.

Note 10 :	Divestitures
NAND Memory Business
We sold our NAND memory technology and manufacturing business (the NAND OpCo Business) to SK hynix Inc. (SK hynix), which we deconsolidated upon closing the first phase of the transaction on December 29, 2021. We have a receivable within other current assets for the transaction's remaining proceeds of $2.0 billion, which remains outstanding as of December 28, 2024 and will be received upon the second closing of the transaction, expected to be in March 2025.
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
We were reimbursed for costs that we incurred on behalf of the NAND OpCo Business for corporate function services, which include human resources, information technology, finance, supply chain, and other compliance requirements. We recorded a receivable due from the NAND OpCo Business, a deconsolidated entity, of $98 million within other current assets as of December 28, 2024 ($145 million recorded as of December 30, 2023).

Financial Statements	Notes to Consolidated Financial Statements	82

Note 11 :	Goodwill

(In Millions)	Dec 30, 2023	Acquisitions	Transfers	Impairments	Dec 28, 2024
Client Computing	$4,749	$—	$(130)	$—	$4,619
Data Center and AI	8,721	—	(777)	—	7,944
Network and Edge	2,809	—	(29)	—	2,780
Intel Foundry	—	—	222	(222)	—
Mobileye	10,919	—	—	(2,613)	8,306
Altera	—	—	781	—	781
All Other	393	86	(67)	(149)	263
Total	$27,591	$86	$—	$(2,984)	$24,693

(In Millions)	Dec 31, 2022	Acquisitions	Transfers	Other	Dec 30, 2023
Client Computing	$4,254	$—	$495	$—	$4,749
Data Center and AI	9,013	—	(292)	—	8,721
Network and Edge	2,809	—	—	—	2,809
Mobileye	10,919	—	—	—	10,919
Accelerated Computing Systems and Graphics	596	—	(596)	—	—
All other	—	—	393	—	393
Total	$27,591	$—	$—	$—	$27,591
Our quarterly qualitative impairment assessment for the third quarter of 2024 indicated that a more detailed quantitative analysis was necessary for certain of our reporting units, primarily due to the decline in our market capitalization below the carrying value of our net assets, as well as the decline in our Mobileye reporting unit's market capitalization below the carrying value of Mobileye's net assets. Our quantitative assessment was performed by measuring each reporting unit's fair value using the income approach, the market approach, or a combination of both. When using the income approach, we tested the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. As a result of our impairment tests, we recognized a non-cash goodwill impairment charge of $2.8 billion in the third quarter of 2024 within restructuring and other, most of which related to our Mobileye reporting unit, as the estimated fair value of the reporting unit was lower than the assigned carrying value. The process of valuing each reporting unit is inherently subjective as valuation models require the application of significant estimates and the use of unobservable inputs, including market segment share, projected financial information, and discount rates. No impairment was required for our other reporting units, even when considering a hypothetical increase in the discount rate of 1%, which would cause a significant decrease in the estimated fair value of the respective non-impaired reporting units. Finally, to corroborate our estimated fair value, we performed a market capitalization reconciliation as of September 28, 2024, concluding that the implied control premium was reasonable. The accumulated impairment loss as of December 28, 2024 was $3.9 billion: $2.6 billion associated with Mobileye, $364 million associated with CCG, $275 million associated with DCAI, $79 million associated with NEX, and the remainder associated with other reporting units.
In the first quarter of 2024, as a result of modifying our segment reporting, we reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a quantitative goodwill impairment assessment for each of our reporting units immediately before and after our business reorganization. We concluded, based on our pre-reorganization impairment test, that goodwill was not impaired. As a result of our post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $222 million within restructuring and other in the first quarter of 2024 related to our Intel Foundry reporting unit, as the estimated fair value of the new reporting unit was lower than the assigned carrying value, which includes substantially all of our allocated property, plant, and equipment. The Intel Foundry reporting unit has no remaining goodwill. At the conclusion of our impairment assessment performed during the first quarter of 2024, the fair value substantially exceeded the carrying value for all remaining reporting units.

Financial Statements	Notes to Consolidated Financial Statements	83

Note 12 :	Identified Intangible Assets

	December 28, 2024			December 30, 2023
(In Millions)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Developed technology	$8,007	$(6,445)	$1,562	$10,520	$(7,996)	$2,524
Customer relationships and brands	1,907	(1,372)	535	1,986	(1,286)	700
Licensed technology and patents	3,387	(1,852)	1,535	3,088	(1,728)	1,360
Internal-use software	128	(73)	55	—	—	—
Other non-amortizing intangibles	4	—	4	5	—	5
Total identified intangible assets	$13,433	$(9,742)	$3,691	$15,599	$(11,010)	$4,589
During 2024 and 2023, we entered into and/or renewed several licensed technology arrangements totaling $562 million and $309 million respectively, which are subject to amortization.
Amortization expenses recorded for and the weighted average useful life assigned to identified intangible assets in the Consolidated Statements of Operations for each period were as follows:

Years Ended (In Millions)	Location	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022	Weighted Average Useful Life[1]
Developed technology	Cost of sales	$879	$1,235	$1,341	9 years
Customer relationships and brands	Marketing, general, and administrative	165	172	185	12 years
Licensed technology and patents	Cost of sales	360	348	381	12 years
Internal-use software	Marketing, general, and administrative	24	—	—	5 years
Total amortization expenses		$1,428	$1,755	$1,907
1 Represents weighted average useful life in years of intangible assets as of December 28, 2024.
We expect future amortization expense for the next five years and thereafter to be as follows:

(In Millions)	2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expenses	$998	$858	$655	$431	$252	$493	$3,687

Note 13 :	Borrowings
Short-Term Debt
Short-term debt, which primarily includes the current portion of long-term debt, was $3.7 billion as of December 28, 2024, and $2.3 billion as of December 30, 2023. The current portion of long-term debt includes debt classified as short-term based on time remaining until maturity.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. As of December 28, 2024 and December 30, 2023, we had no commercial paper outstanding.

Financial Statements	Notes to Consolidated Financial Statements	84

Long-Term Debt

	Dec 28, 2024		Dec 30, 2023
($ In Millions)	Effective Interest Rate	Amount	Amount
Fixed-rate senior notes:
2.88%, due May 2024	—%	$—	$1,250
2.70%, due June 2024	—%	—	600
3.40%, due March 2025	3.44%	1,500	1,500
3.70%, due July 2025	7.49%	2,250	2,250
4.88%, due February 2026	4.93%	1,500	1,500
2.60%, due May 2026	5.97%	1,000	1,000
3.75%, due March 2027	3.78%	1,000	1,000
3.15%, due May 2027	6.54%	1,000	1,000
3.75%, due August 2027	3.81%	1,250	1,250
4.88%, due February 2028	4.92%	1,750	1,750
1.60%, due August 2028	1.67%	1,000	1,000
4.00%, due August 2029	4.05%	850	850
2.45%, due November 2029	2.38%	2,000	2,000
5.13%, due February 2030	5.14%	1,250	1,250
3.90%, due March 2030	3.91%	1,500	1,500
5.00%, due February 2031	4.99%	500	—
2.00%, due August 2031	2.02%	1,250	1,250
4.15%, due August 2032	4.17%	1,250	1,250
4.00%, due December 2032	6.59%	750	750
5.20%, due February 2033	5.23%	2,250	2,250
5.15%, due February 2034	5.20%	900	—
4.60%, due March 2040	4.59%	750	750
2.80%, due August 2041	2.81%	750	750
4.80%, due October 2041	7.33%	802	802
4.25%, due December 2042	6.70%	567	567
5.63%, due February 2043	5.61%	1,000	1,000
4.90%, due July 2045	7.46%	772	772
4.10%, due May 2046	6.74%	1,250	1,250
4.10%, due May 2047	6.70%	1,000	1,000
4.10%, due August 2047	6.27%	640	640
3.73%, due December 2047	7.11%	1,967	1,967
3.25%, due November 2049	3.19%	2,000	2,000
4.75%, due March 2050	4.73%	2,250	2,250
3.05%, due August 2051	3.05%	1,250	1,250
4.90%, due August 2052	4.89%	1,750	1,750
5.70%, due February 2053	5.68%	2,000	2,000
5.60%, due February 2054	5.61%	1,150	—
3.10%, due February 2060	3.10%	1,000	1,000
4.95%, due March 2060	4.98%	1,000	1,000
3.20%, due August 2061	3.20%	750	750
5.05%, due August 2062	5.03%	900	900
5.90%, due February 2063	5.88%	1,250	1,250

Financial Statements	Notes to Consolidated Financial Statements	85

	Dec 28, 2024		Dec 30, 2023
($ In Millions)	Effective Interest Rate	Amount	Amount
Oregon and Arizona bonds[1]:
3.80% - 4.10%, due December 2035 - 2040	3.87%	423	423
5.00%, due September 2042	3.63%	131	131
5.00%, due June 2049	—%	—	438
4.00%, due June 2049	3.99%	438	—
5.00%, due September 2052	4.24%	445	445
Total senior notes and other borrowings		50,985	50,285
Unamortized premium/discount, issuance costs and other		(392)	(445)
Hedge accounting fair value adjustments		(582)	(574)
Long-term debt		50,011	49,266
Current portion of long-term debt[2]		(3,729)	(2,288)
Total long-term debt		$46,282	$46,978
1 These bonds may be remarketed or tendered on a periodic basis and will be classified within the current portion of long-term debt in the 12 months before remarketing or tendering.
2 As of December 28, 2024, current portion of long-term debt includes $36M of hedge accounting fair value adjustments ($0 as of December 30, 2023)

Senior Notes
In 2024, we issued a total of $2.6 billion aggregate principal amount of senior notes, and settled in cash $1.9 billion of our senior notes that matured in May 2024 and June 2024.
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
Oregon and Arizona Bonds
In 2024, we remarketed $438 million aggregate principal amount of bonds issued by the Industrial Development Authority of the City of Chandler, Arizona. In accordance with loan agreements we entered into with the Industrial Development Authority of the City of Chandler, Arizona, the bonds are unsecured general obligations. The bonds mature in 2049 and have a 4.0% coupon. The bonds are subject to optional tender starting in February 2029 and mandatory tender in June 2029, at which time we may remarket the bonds for a new term period.
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
Revolving Credit Facilities
In 2024, we expanded both our 5-year $5.0 billion revolving credit facility agreement and our 364-day $5.0 billion credit facility agreement, to $7.0 billion and $8.0 billion, respectively, and the maturity dates were extended by one year to February 2029 and January 2025, respectively. These credit facilities are unsecured general obligations. The revolving credit facilities had no borrowings outstanding as of December 28, 2024 and December 30, 2023.
In January 2025, we amended our 364-day $8.0 billion credit facility agreement to $5.0 billion, and the maturity date was extended by one year to January 2026.

Debt Maturities
Our aggregate debt maturities, based on outstanding principal as of December 28, 2024, by year payable, are as follows:

(In Millions)	2025	2026	2027	2028	2029	2030 and thereafter	Total
	$3,750	$2,500	$3,826	$3,173	$3,288	$34,448	$50,985

Financial Statements	Notes to Consolidated Financial Statements	86

Note 14 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	December 28, 2024				December 30, 2023
	Fair Value Measurements			Total	Fair Value Measurements			Total
(In Millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents:
Corporate debt	$—	$—	$—	$—	$—	$769	$—	$769
Financial institution instruments[1]	4,121	743	—	4,864	2,241	835	—	3,076
Reverse repurchase agreements	—	2,654	—	2,654	—	2,554	—	2,554
Short-term investments:
Corporate debt	—	5,365	—	5,365	—	6,951	—	6,951
Financial institution instruments[1]	195	3,356	—	3,551	33	4,215	—	4,248
Government debt[2]	33	4,864	—	4,897	—	6,756	—	6,756
Other current assets:
Derivative assets	348	733	—	1,081	366	809	—	1,175
Marketable equity securities	848	—	—	848	1,194	—	—	1,194
Other long-term assets:
Derivative assets	—	1	—	1	—	21	—	21
Total assets measured and recorded at fair value	$5,545	$17,716	$—	$23,261	$3,834	$22,910	$—	$26,744
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$562	$134	$696	$—	$541	$99	$640
Other long-term liabilities:
Derivative liabilities[3]	—	416	755	1,171	—	479	—	479
Total liabilities measured and recorded at fair value	$—	$978	$889	$1,867	$—	$1,020	$99	$1,119
1.Level 1 investments consist of money market funds. Level 2 investments consist primarily of certificates of deposit, commercial paper, time deposits, notes, and bonds issued by financial institutions
2.Level 1 investments consist primarily of US Treasury securities. Level 2 investments consist primarily of non-US government debt
3.Level 3 derivative liabilities include liquidated damage provisions related to our Ireland SCIP arrangement

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments, equity method investments, and certain non-financial assets—such as intangible assets, goodwill, and property, plant, and equipment—are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity investments during the period, we classify these assets as Level 3. Similarly, impairments recognized on our goodwill, intangible assets, and property, plant, and equipment are categorized as Level 3 within the fair value hierarchy, as we utilize unobservable inputs such as prospective financial information, market segment growth rates, and discount rates in the fair value measurement process.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity investments and equity method investments that have not been remeasured or impaired in the current period, grants receivable, certain other receivables, and issued debt.
We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial assets approximates their carrying value. The aggregate carrying value of grants receivable as of December 28, 2024 was $1.7 billion (the aggregate carrying value of grants receivable as of December 30, 2023 was $559 million).
We classify the fair value of issued debt (excluding commercial paper) as Level 2. The fair value of these instruments was $43.5 billion as of December 28, 2024 ($47.6 billion as of December 30, 2023).

Financial Statements	Notes to Consolidated Financial Statements	87

Note 15 :	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period were as follows:

(In Millions)	Unrealized Holding Gains (Losses) on Derivatives	Actuarial Valuation and Other Pension Expenses	Translation Adjustments and Other	Total
Balance as of December 25, 2021	$211	$(1,114)	$23	$(880)
Other comprehensive income (loss) before reclassifications	(910)	923	(28)	(15)
Amounts reclassified out of accumulated other comprehensive (income) loss	410	82	(6)	486
Tax effects	(10)	(150)	7	(153)
Other comprehensive income (loss)	(510)	855	(27)	318
Balance as of December 31, 2022	(299)	(259)	(4)	(562)
Other comprehensive income (loss) before reclassifications	3	57	11	71
Amounts reclassified out of accumulated other comprehensive (income) loss	328	33	—	361
Tax effects	(59)	(24)	(2)	(85)
Other comprehensive income (loss)	272	66	9	347
Balance as of December 30, 2023	(27)	(193)	5	(215)
Other comprehensive income (loss) before reclassifications	(652)	54	(4)	(602)
Amounts reclassified out of accumulated other comprehensive (income) loss	96	11	2	109
Tax effects	1	(5)	1	(3)
Other comprehensive income (loss)	(555)	60	(1)	(496)
Balance as of December 28, 2024	$(582)	$(133)	$4	$(711)

Note 16 :	Derivative Financial Instruments
Volume of Derivative Activity
The total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Foreign currency contracts	$25,472	$30,064	$31,603
Interest rate contracts	17,899	18,363	16,011
Other	2,593	2,103	2,094
Total	$45,964	$50,530	$49,708
The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $12.0 billion as of December 28, 2024 and as of December 30, 2023.

Financial Statements	Notes to Consolidated Financial Statements	88

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	December 28, 2024		December 30, 2023
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$40	$405	$255	$142
Interest rate contracts	—	582	—	578
Total derivatives designated as hedging instruments	40	987	255	720
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	510	100	314	363
Interest rate contracts	184	25	261	36
Equity contracts	348	—	366	—
Other[4]	—	755	—	—
Total derivatives not designated as hedging instruments	1,042	880	941	399
Total derivatives	$1,082	$1,867	$1,196	$1,119
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3A substantial majority of these instruments mature within 12 months.
4Embedded derivative related to our Ireland SCIP arrangement.

Amounts Offset in the Consolidated Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	December 28, 2024
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$948	$—	$948	$(269)	$(679)	$—
Reverse repurchase agreements	2,654	—	2,654	—	(2,654)	—
Total assets	$3,602	$—	$3,602	$(269)	$(3,333)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	1,084	—	1,084	(269)	(745)	70
Total liabilities	$1,084	$—	$1,084	$(269)	$(745)	$70

Financial Statements	Notes to Consolidated Financial Statements	89

	December 30, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$1,047	$—	$1,047	$(617)	$(430)	$—
Reverse repurchase agreements	2,554	—	2,554	—	(2,554)	—
Total assets	$3,601	$—	$3,601	$(617)	$(2,984)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	1,111	—	1,111	(617)	(399)	95
Total liabilities	$1,111	$—	$1,111	$(617)	$(399)	$95
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to the effective portion of cash flow hedges recognized in other comprehensive income (loss) were $652 million net losses in 2024 ($3 million net gains in 2023 and $910 million net losses in 2022). Substantially all of our cash flow hedges are foreign currency contracts for all periods presented.
Amounts excluded from effectiveness testing were $205 million net losses in 2024 ($221 million net losses in 2023 and $117 million net losses in 2022).
For information on the unrealized holding gains (losses) on derivatives reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations, see "Note 15: Other Comprehensive Income (Loss)" within Notes to Consolidated Financial Statements.
Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Statements of Operations
Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Interest rate contracts	$(4)	$198	$(1,551)
Hedged items	4	(198)	1,551
Total	$—	$—	$—
The amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Items in the Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023	Dec 28, 2024	Dec 30, 2023
Long-term debt	$(9,201)	$(11,419)	$546	$578
Short-term debt	(2,214)	—	36	—
Total	$(11,415)	$(11,419)	$582	$578

Financial Statements	Notes to Consolidated Financial Statements	90

Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for each period were as follows:

Years Ended (In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Foreign currency contracts	Interest and other, net	$651	$106	$1,492
Interest rate contracts	Interest and other, net	182	50	309
Other	Various	(411)	325	(502)
Total		$422	$481	$1,299
Our Ireland SCIP agreement with Apollo contains construction-related liquidated damage provisions that meet the definition of an embedded derivative that is not clearly and closely related to the relevant host contract, thus requiring bifurcation and separate accounting as a derivative liability. As of December 28, 2024, we assessed the probability of paying damages to Apollo and recognized a loss of $755 million in 2024 within Interest and other, net, and a derivative liability within Other long-term liabilities. We will periodically reassess the probability of paying such liquidated damages and recognize changes in the fair value of the underlying liability through Interest and other, net.

Note 17 :	Retirement Benefit Plans
Defined Contribution Plans
We provide tax-qualified defined contribution plans for the benefit of eligible employees, former employees, and retirees in the US and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. For the benefit of eligible US employees, we also provide an unfunded non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees, which had a balance of $3.3 billion as of December 28, 2024 ($2.9 billion as of December 30, 2023), recorded within other accrued liabilities on the Consolidated Balance Sheets.
We expensed $541 million in 2024, $272 million in 2023, and $489 million in 2022 for matching contributions based on the amount of employee contributions under the US qualified defined contribution and non-qualified deferred compensation plans. The matching contribution in the US qualified defined contribution plan was increased from January 1 through December 31, 2024 as compared to 2023 and 2022. The matching contribution in the US qualified defined contribution plan was reduced from March 1 through December 30, 2023 as compared to 2022.
US Retiree Medical Plan
Upon retirement, we provide certain benefits to eligible US employees who were hired prior to 2014 under the US Retiree Medical Plan. The benefits can be used to pay all or a portion of the cost to purchase eligible coverage in a medical plan.
As of December 28, 2024 and December 30, 2023, the projected benefit obligations were $493 million and $490 million, which used the discount rates of 5.7% and 5.3%. The December 28, 2024 and December 30, 2023 corresponding fair values of plan assets were $542 million and $548 million. As of December 28, 2024 and December 30, 2023, the US Retiree Medical Plan was in the net asset position.
The investment strategy for US Retiree Medical Plan assets is to invest primarily in liquid assets, due to the level of expected future benefit payments. The assets are invested in tax-aware global equity and fixed-income long credit portfolios. Both portfolios are actively managed by external managers. The tax-aware global equity portfolio is composed of a diversified mix of equities in developed countries. The tax-aware fixed-income long credit portfolio is composed of domestic securities. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which are 50% equity and 50% fixed-income investments. As of December 28, 2024 and December 30, 2023, the majority of the US Retiree Medical Plan assets were invested in exchange-traded equity securities and were measured at fair value using Level 1 inputs. The remaining US Retiree Medical Plan assets were invested in fixed-income investments and were measured at fair value using Level 2 inputs.
As of December 28, 2024, the estimated benefit payments for this plan over the next 10 years are as follows:

(In Millions)	2025	2026	2027	2028	2029	2030-2034
Postretirement medical benefits	$37	$45	$45	$44	$44	$209

Financial Statements	Notes to Consolidated Financial Statements	91

Pension Benefit Plans
We provide defined-benefit pension plans in certain countries, most significantly Ireland, the US, Germany, and Israel. The majority of the plans' benefits have been frozen.
Benefit Obligation and Plan Assets for Pension Benefit Plans
The vested benefit obligation for a defined-benefit pension plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of separation or retirement.

Years Ended (In Millions)	Dec 28, 2024	Dec 30, 2023
Changes in projected benefit obligation:
Beginning projected benefit obligation	$2,825	$2,705
Service cost	33	36
Interest cost	122	127
Actuarial (gain) loss	(40)	57
Currency exchange rate changes	(107)	38
Plan settlements	(143)	(103)
Other	(44)	(35)
Ending projected benefit obligation[1]	2,646	2,825
Changes in fair value of plan assets:
Beginning fair value of plan assets	2,212	2,130
Actual return on plan assets	121	151
Currency exchange rate changes	(74)	34
Plan settlements	(143)	(103)
Other	26	—
Ending fair value of plan assets[2]	2,142	2,212
Net unfunded status	$504	$613
Amounts recognized in the Consolidated Balance Sheets
Other long-term assets	$135	$62
Other long-term liabilities	$639	$675
Accumulated other comprehensive loss (income), before tax[3]	$337	$410
Accumulated benefit obligation	$2,509	$2,706
1    The projected benefit obligation was approximately 30% in the US and 70% outside of the US as of December 28, 2024 and December 30, 2023.
2    The fair value of plan assets was approximately 40% in the US and 60% outside of the US as of December 28, 2024 and December 30, 2023.
3    The accumulated other comprehensive loss (income), before tax, was approximately 80% in the US and 20% outside of the US as of December 28, 2024 (approximately 70% in the US and 30% outside of the US as of December 30, 2023).
Changes in actuarial gains and losses in the projected benefit obligation are generally driven by discount rate movement. We use the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis over the average remaining service period of active plan participants.
As of December 28, 2024, the accumulated benefit obligations were $763 million and $1.7 billion for the US plan and non-US plans, respectively. As of December 30, 2023, the accumulated benefit obligations were $849 million and $1.9 billion for the US plan and non-US plans, respectively. As of December 28, 2024 and December 30, 2023, only non-US plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets.

Financial Statements	Notes to Consolidated Financial Statements	92

(In Millions)	Dec 28, 2024	Dec 30, 2023
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$850	$1,857
Plan assets	$348	$1,301

Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$987	$1,976
Plan assets	$348	$1,301
Assumptions for Pension Benefit Plans

Years Ended	Dec 28, 2024	Dec 30, 2023
Weighted average actuarial assumptions used to determine benefit obligations
Discount rate	4.6%	4.5%
Rate of compensation increase	3.4%	3.3%

Years Ended	2024	2023	2022
Weighted average actuarial assumptions used to determine costs
Discount rate	4.5%	4.9%	2.2%
Expected long-term rate of return on plan assets	5.1%	5.0%	3.2%
Rate of compensation increase	3.3%	3.7%	3.2%
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
Funding
Our practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements of applicable local laws and regulations. On a worldwide basis, our pension and retiree medical plans were 86% funded as of December 28, 2024. Funded status is not indicative of our ability to pay ongoing pension benefits or of our obligation to fund retirement trusts.
Net Periodic Benefit Cost
The net periodic benefit cost for pension and US retiree medical benefits was $69 million in 2024 ($107 million in 2023 and $139 million in 2022).
Pension Plan Assets

	December 28, 2024
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities	$—	$344	$—	$344
Fixed income	—	142	24	166
Assets measured by fair value hierarchy	$—	$486	$24	$510
Assets measured at net asset value				1,618
Cash and cash equivalents				14
Total pension plan assets at fair value				$2,142

Financial Statements	Notes to Consolidated Financial Statements	93

	December 30, 2023
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities	$—	$383	$—	$383
Fixed income	—	139	25	164
Assets measured by fair value hierarchy	$—	$522	$25	$547
Assets measured at net asset value				1,648
Cash and cash equivalents				17
Total pension plan assets at fair value				$2,212
US Plan Assets
The investment strategy for US Pension Plan assets is to manage the funded status volatility, taking into consideration the investment horizon and expected volatility to help enable sufficient assets to be available to pay pension benefits as they come due. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which are 91% fixed income and 9% equity investments. During 2024 and 2023, the US Pension Plan assets were invested in collective investment trust funds, which are measured at net asset value.
Non-US Plan Assets
The investments of the non-US plans are managed by insurance companies, pension funds, or third-party trustees, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have the discretion to set investment guidelines, the assets are invested in developed country equity investments and fixed-income investments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities to reduce market risk and to help enable sufficient pension assets to be available to pay benefits as they come due. The equity investments in the non-US plan assets are invested in a diversified mix of equities of developed countries, including the US, and emerging markets throughout the world. We have control over the investment strategy related to the majority of the assets measured at net asset value, which are invested in hedge funds, bond index funds, and equity index funds. The target allocation of the non-US plan assets that we have control over was approximately 50% fixed income, 35% equity, and 15% hedge fund investments in 2024.
Estimated Future Benefit Payments for Pension Benefit Plans
As of December 28, 2024, estimated benefit payments over the next 10 years are as follows:

(In Millions)	2025	2026	2027	2028	2029	2030-2034
Pension benefits	$145	$86	$95	$97	$106	$623

Note 18 :	Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. Our plans include our 2006 Plan and our 2006 ESPP.
Under the 2006 Plan, 1.1 billion shares of common stock have been authorized for issuance as equity awards to employees and non-employee directors through June 2026. As of December 28, 2024, 171 million shares of common stock remained available for future grants.
Under the 2006 Plan, we may grant RSUs and stock options. We grant RSUs with a service condition as well as RSUs with a market condition, performance condition, and a service condition, which we call PSUs. PSUs are granted to a group of senior officers and employees. For PSUs granted in 2024 and 2023, the number of shares of our common stock to be received at vesting at the end of the three-year performance period will range from 0% to 200% of the target grant amount. The PSU payout will be determined based on our performance (i) relative to annual targets for each year in the performance period with respect to a revenue growth metric, weighted 60%, and a cash flow from operations metric, weighted 40%, which results are then averaged at the end of the three-year performance period; and (ii) as may be adjusted by two equally weighted modifiers: the TSR of our common stock measured against the benchmark TSR of above median of the S&P 500 Index over a three-year period and revenue CAGR for the three-year performance period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. For 2024 PSUs, overall payout will be capped at the target grant amount if our absolute TSR is negative; additionally, the combined modifiers applied to the payout are capped at +/-25%. As of December 28, 2024, 10 million PSUs were outstanding. PSUs vest three years and one month following the start of the performance period. Other RSU awards and option awards generally vest over four years from the grant date.

Financial Statements	Notes to Consolidated Financial Statements	94

Share-Based Compensation
Share-based compensation recognized in 2024 was $3.4 billion ($3.2 billion in 2023 and $3.1 billion in 2022). During 2024, the actual tax benefit that we realized for the tax deduction from share-based awards totaled $684 million ($571 million in 2023 and $478 million in 2022). We realized a related tax expense of $139 million in 2024 for the share-based awards as a result of the shortfall between the tax deduction being less than the associated deferred tax asset for the awards.
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
Restricted Stock Units and Performance Stock Units
Weighted average assumptions used in estimating grant values were as follows:

Years Ended	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Estimated values	$39.51	$28.92	$41.12
Risk-free interest rate	4.7%	4.7%	2.2%
Dividend yield	1.2%	1.6%	3.4%
Volatility	36%	36%	40%
Summary of activities:

	Number of Stock Units Outstanding (In Millions)	Weighted Average Grant-Date Fair Value
Balance as of December 30, 2023	172.9	$37.05
Granted	64.5	39.51
Vested	(83.8)	40.33
Forfeited	(36.2)	35.54
Balance as of December 28, 2024	117.4	$36.52
Expected to vest	104.3	$36.70
The aggregate fair value of awards that vested in 2024 was $2.4 billion ($2.2 billion in 2023 and $2.0 billion in 2022), which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in 2024 was $3.4 billion ($2.7 billion in 2023 and $2.5 billion in 2022). The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
As of December 28, 2024, unrecognized compensation costs related to RSUs granted under our equity incentive plans were $2.7 billion. We expect to recognize those costs over a weighted average period of 1.1 years.
Stock Purchase Plan
The 2006 ESPP allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Under the 2006 ESPP, 523 million shares of common stock are authorized for issuance through August 2026. As of December 28, 2024, 118 million shares of common stock remained available for issuance.
Employees purchased 39 million shares of common stock in 2024 for $972 million under the 2006 ESPP (43 million shares of common stock for $1.0 billion in 2023 and 27 million shares of common stock for $931 million in 2022). As of December 28, 2024, unrecognized share-based compensation costs related to rights to acquire shares of common stock under the 2006 ESPP totaled $63 million. We expect to recognize those costs over a period of approximately two months.

Financial Statements	Notes to Consolidated Financial Statements	95

Note 19 :	Commitments and Contingencies
Leases
We recognized operating leased assets in other long-term assets of $457 million ($505 million in 2023) and corresponding accrued liabilities of $181 million ($142 million in 2023), and other long-term liabilities of $279 million as of December 28, 2024 ($289 million in 2023). Our operating leases have remaining terms of 1 to 12 years and may include options to extend the leases for up to 37 years. The weighted average remaining lease term was 6.5 years, and the weighted average discount rate was 4.9% as of December 28, 2024 for our operating leases.
Operating lease expense was $248 million in 2024 ($407 million in 2023 and $729 million in 2022), including $98 million in variable lease expense in 2024 ($213 million in 2023 and $551 million in 2022).
We recognized finance leased assets in property, plant, and equipment of $470 million as of December 28, 2024 ($619 million as of December 30, 2023) of which the majority is related to a prepaid finance lease for supplier capacity. This lease will commence upon start of supplier production and has a term of 6 years.
We also incurred non-cash impairment charges of $83 million on certain operating leased assets as a direct result of the 2024 Restructuring Plan (see "Note 7: Restructuring and Other Charges" within Notes to Consolidated Financial Statements). These charges were included within restructuring and other in the third quarter of 2024.
Discounted and undiscounted lease payments under non-cancelable leases as of December 28, 2024, were as follows:

(In Millions)	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease payments	$112	$74	$59	$46	$42	$119	$452
Finance lease payments	$107	$106	$16	$6	$—	$—	$235
Present value of lease payments							$614
Commitments
Commitments for capital expenditures totaled $20.0 billion as of December 28, 2024 ($27.5 billion as of December 30, 2023), a majority of which will be due within the next 12 months. Other purchase obligations and commitments totaled approximately $7.0 billion as of December 28, 2024 (approximately $8.3 billion as of December 30, 2023).
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
Other purchase commitments also include our unrecognized commitment to fund our respective share of the total construction costs of Arizona SCIP in connection with the definitive agreement entered into with Brookfield during 2022. Our remaining unfunded contribution was $10.5 billion as of December 28, 2024.
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. As of December 28, 2024, we have accrued a charge of $1.0 billion related to litigation involving VLSI and a charge of $401 million related to an EC-imposed fine, both as described below. Excluding the VLSI claims described below, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Except as specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.
In addition, in the second quarter of 2024, we accrued a charge of $780 million within restructuring and other related to three separate confidential settlement agreements with R2, Third Point, and TRGP (see R2 Semiconductor Patent Litigation below). The remaining unpaid liability was $655 million as of December 28, 2024.

Financial Statements	Notes to Consolidated Financial Statements	96

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
We appealed the EC decision to the European Court of Justice in 2014, after the General Court (then called the Court of First Instance) rejected our appeal of the EC decision in its entirety. In September 2017, the Court of Justice sent the case back to the General Court to examine whether the rebates at issue were capable of restricting competition. In January 2022, the General Court annulled the EC's 2009 findings against us regarding rebates, as well as the €1.1 billion fine imposed on Intel, which was returned to us in February 2022. The General Court's January 2022 decision did not annul the EC's 2009 finding that we made payments to prevent sales of specific rival products.
In April 2022, the EC appealed the General Court's findings regarding rebates to the Court of Justice. In October 2024, the Court of Justice dismissed the EC's appeal, upholding the judgment of the General Court.
In September 2023, the EC imposed a €376 million ($401 million) fine against us based on its 2009 finding that we made payments to prevent sales of specific rival products. We have appealed the EC's decision. We have accrued a charge for the fine and are unable to make a reasonable estimate of the potential loss or range of losses in excess of this amount given the procedural posture and the nature of these proceedings.
In a related matter, in April 2022, we filed applications with the General Court seeking an order requiring the EC to pay us approximately €593 million ($647 million) in default interest on the original €1.1 billion ($1.2 billion) fine that was held by the EC for 12 years. In November 2024, the EC paid us approximately €516 million ($560 million) in settlement of the applications.
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
Consumer class action lawsuits against us were pending in the US and Canada. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by our actions and/or omissions in connection with Spectre, Meltdown, and other variants of this class of security vulnerabilities that have been identified since 2018, and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the US, class action suits filed in various jurisdictions between 2018 and 2021 were consolidated for all pretrial proceedings in the US District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs' failure to plead a viable claim. The Ninth Circuit Court of Appeals affirmed the district court's judgment in November 2023, ending the litigation. In November 2023, new plaintiffs filed a consumer class action complaint in the US District Court for the Northern District of California with respect to a further vulnerability variant disclosed in August 2023 and commonly referred to as “Downfall.” In August 2024, the district court dismissed plaintiffs' complaint for failure to plead a viable claim. Plaintiffs filed an amended complaint in September 2024, which we moved to dismiss in October 2024. In Canada, an initial status conference has not yet been scheduled in one case relating to Spectre and Meltdown pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
Litigation Related to Segment Reporting and Internal Foundry Model
A securities class action lawsuit was filed in the US District Court for the Northern District of California in May 2024 against us and certain officers following the modification of our segment reporting in the first quarter of 2024 to align to our new internal foundry operating model. In August 2024 the court ordered the case consolidated with a second, similar lawsuit, and in October 2024 plaintiffs filed an amended consolidated complaint generally alleging that defendants violated the federal securities laws by making false or misleading statements about the growth and prospects of the foundry business and seeking monetary damages on behalf of all persons and entities that purchased or otherwise acquired our common stock or purchased call options or sold put options on our common stock from January 25, 2024 through August 1, 2024. We filed a motion to dismiss the amended consolidated complaint in December 2024. Given the procedural posture and the nature of the case, including that it is in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class being certified or the ultimate size of any class if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from the matter.

Financial Statements	Notes to Consolidated Financial Statements	97

Several stockholder derivative lawsuits have been filed in the Delaware state and federal courts since the filing of the securities class action lawsuit alleging that our directors and certain officers breached their fiduciary duties and violated the federal securities laws by making or allowing the statements that are challenged in the securities class action lawsuit. A similar derivative lawsuit was filed in the US District Court for the Northern District of California in December 2024, and transferred to the Delaware federal court in January 2025. In each derivative lawsuit, the plaintiff seeks to recover damages from the defendants on behalf of Intel. By stipulation of the parties, the Delaware state and federal courts have ordered the cases before them stayed pending certain developments in the securities class action lawsuit.
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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against us in the US District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents VLSI acquired from NXP Semiconductors, N.V. (NXP). VLSI sought damages, attorneys' fees, costs, and interest. Intel prevailed on all eight patents and the court entered final judgment in April 2024. VLSI appealed the Court's judgment of non-infringement as to one of the eight patents. In April 2019, VLSI filed three infringement suits against us in the US District Court for the Western District of Texas accusing various of our processors of infringement of eight additional patents it had acquired from NXP:
▪The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.2 billion in damages and approximately $162 million in pre-judgment and post-judgment interest. We appealed the judgment to the Federal Circuit Court of Appeals, including the court's rejection of Intel's claim to have a license from Fortress Investment Group's acquisition of Finjan. The Federal Circuit Court heard oral argument in October 2023. In December 2023, the Federal Circuit reversed the finding of infringement as to the patent for which VLSI was awarded $675 million. The Federal Circuit affirmed the finding of infringement as to the patent for which VLSI had been awarded $1.5 billion, but vacated the damages award and sent the case back to the trial court for further damages proceedings on that patent. The Federal Circuit also ruled that Intel can advance the defense that it is licensed to VLSI's patents. In December 2021 and January 2022 the Patent Trial and Appeal Board (PTAB) instituted Inter Partes Reviews (IPR) on the claims found to have been infringed in the first Texas case, and in May and June 2023 found all of those claims unpatentable; VLSI has appealed the PTAB's decisions. In April 2024, Intel moved to add the defense that it is licensed to VLSI's patents. The motion remains pending.
▪The second Texas case went to trial in April 2021, and the jury found that we do not infringe the asserted patents. VLSI had sought approximately $3.0 billion for alleged infringement, plus enhanced damages for willful infringement. In September 2024, the court denied VLSI's motion for a new trial. Other post-trial motions remain pending, and the court has not yet entered final judgment.
▪The third Texas case went to trial in November 2022, with VLSI asserting one remaining patent. The jury found the patent valid and infringed, and awarded VLSI approximately $949 million in damages, plus interest and a running royalty. The court has not yet entered final judgment. In February 2023, we filed motions for a new trial and for judgment as a matter of law notwithstanding the verdict on various grounds. Further appeals are possible. In April 2024, Intel moved to add the defense that it is licensed to VLSI's patents, and the court granted Intel's motion that same month. Trial on the license defense has been set for May 2025.
In May 2019, VLSI filed a case in Shenzhen Intermediate People's Court against Intel, Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. VLSI asserted one patent against certain Intel Core processors. Defendants filed an invalidation petition in October 2019 with the China National Intellectual Property Administration (CNIPA) which held a hearing in September 2021. The Shenzhen court held trial proceedings in July 2021 and September 2023. VLSI sought an injunction as well as RMB 1.3 million in costs and expenses, but no damages. In September 2023, the CNIPA invalidated every claim of the asserted patent. In November 2023, the trial court dismissed VLSI's case.
In May 2019, VLSI filed a case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. asserting one patent against certain Intel core processors. The court held a trial hearing in December 2020, where VLSI requested expenses (RMB 300 thousand) and an injunction. In December 2022, we filed a petition to invalidate the patent at issue. In February 2024, the patent was found not invalid, and Intel appealed the decision in May 2024. The appeal remains pending. The court held a second trial hearing in May 2022, and in October 2023, issued a decision finding no infringement and dismissing all claims. In November 2023, VLSI appealed the finding of non-infringement to the Supreme People's Court. The Supreme People's Court held an evidentiary hearing in October 2024, and a trial in November 2024.

Financial Statements	Notes to Consolidated Financial Statements	98

In July 2024, Intel filed suit against VLSI in US District Court for the District of Delaware requesting the court find Intel is licensed to VLSI's patents. In September 2024, VLSI filed motions requesting that Intel's complaint be dismissed, transferred, or stayed.
As of December 28, 2024, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. While we dispute VLSI's claims and intend to vigorously defend against them, we are unable to make a reasonable estimate of losses in excess of recorded amounts given recent developments and future proceedings.
R2 Semiconductor Patent Litigation
In November 2022, R2 Semiconductor, Inc. (R2) filed a lawsuit in the High Court of Justice in the UK against Intel Corporation (UK) Limited and Intel Corporation, and a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH and certain Intel customers. R2 asserts one European patent is infringed by Intel's Ice Lake, Tiger Lake, Alder Lake, and Ice Lake Server (Xeon) processors (the accused products), and customer servers and laptops that contain those processors. In July 2024, the UK High Court of Justice found the UK part of R2's European patent invalid. In February 2024, the Dusseldorf court found Intel's processors infringe and issued an injunction and recall order against Intel and its customers. In March 2024, R2 asserted the same patent against Fujitsu and Amazon Web Services in Dusseldorf Regional Court, accusing Ice Lake and Sapphire Rapids in the AWS suit; and Tiger Lake, Ice Lake, Alder Lake, Raptor Lake, and Sapphire Rapids in the Fujitsu suit. R2 seeks an injunction, recall, and damages. Intel is indemnifying and defending its customers. In March 2024, Intel Corporation Italia S.P.A. filed an action in the Tribunale di Milano seeking an order that Intel processors do not infringe R2's patent. In May 2024, R2 filed suit in Milan against Intel Corporation Italia S.P.A. and Italian affiliates of customers Dell, HP, and HPE, accusing Intel's Ice Lake (server and client), Tiger Lake, Alder Lake, and Raptor Lake processors of infringing its patent, and requesting that its suit be consolidated with Intel Corporation Italia S.P.A.'s suit. R2 is requesting an injunction and damages. In April 2024, R2 filed an action against Intel and its customers Dell, HP, and HPE for patent infringement before the Tribunal Judiciaire of Paris. R2 sought an injunction. Intel and its customers filed a nullity action against the patent in France.
In light of the potential disruption to Intel's and its customers' businesses in Europe were the Dusseldorf Regional Court's injunction and recall order to be enforced before a decision by the appeals court was expected, the significant delay expected before a decision by the appeals court, and the additional ongoing and potential litigation across other jurisdictions and with respect to other Intel processors and customers, in August 2024 Intel entered into three separate confidential agreements with R2, Third Point (the controlling shareholder), and TRGP Capital (a third-party organization funding the lawsuits) to resolve the injunction enforcement risk and related pending litigation, and provide for broad-based litigation peace with these entities, which included rights to other technology and services to Intel. Across the three agreements, Intel expects to pay an aggregate amount of $780 million.
Business Interruption Insurance Proceeds
We received $484 million of insurance proceeds, primarily in the fourth quarter of 2022, to compensate for business interruption and property damage from a temporary electrical breakdown that occurred at one of our facilities in 2020. We recognized these receipts as a reduction of cost of sales.

Financial Statements	Notes to Consolidated Financial Statements	99

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

5G	The fifth-generation mobile network, which brings dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
AI	Artificial intelligence
AI PC	Artificial intelligence personal computer
Apollo	Apollo Global Management, Inc.
ARM	Advanced RISC machine
ASIC	Application-specific integrated circuit
ASP	Average selling price
BEPS	Base erosion and profit shifting
Brookfield	Brookfield Asset Management
CAGR	Compound annual growth rate
CCG	Client Computing Group operating segment
CHIPS Act	Creating Helpful Incentives to Produce Semiconductors for America Act
CDP	A nonprofit organization that runs a global disclosure system for investors, companies, cities, states, and regions to manage their environmental impacts
CEO	Chief executive officer
CODMs	Chief operating decision makers
COVID-19	The infectious disease caused by coronavirus (aka SARS-CoV-2), which was declared a global pandemic by the World Health Organization
CPU	Processor or central processing unit
CSP	Cloud service provider
CXL	Compute Express Link, an open standard for high-speed CPU-to-device and CPU-to-memory connections
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EEO-1	EEO-1 Component 1 report, a mandatory annual data collection that requires employers meeting certain criteria to submit demographic workforce data, including data by race/ethnicity, sex, and job categories.
ESG	Environmental, social, and governance
EUV	Extreme ultraviolet lithography
Exchange Act	Securities Exchange Act of 1934
2023 Form 10-K	Annual Report on Form 10-K for the year ended December 30, 2023
FPGA	Field-programmable gate array
GenAI	Generative AI, deep-learning models that can generate high-quality text, images, and other content based on the data they were trained on
GPU	Graphics processing unit
GRI	Global Reporting Initiative
High-NA EUV	High Numerical Aperture Extreme Ultraviolet
HPC	High-performance computing
Intel	Intel Corporation
IMS	IMS Nanofabrication GmbH, a business within Intel Foundry that develops and produces electron-beam systems for the semiconductor industry
Internet of Things	Internet of Things market in which we sell our NEX and Mobileye products
IP	Intellectual property
IPO	Initial public offering

Supplemental Details	100

IPU	Infrastructure processing unit, a programmable networking device designed to enable cloud and communication service providers to reduce overhead and free up performance for CPUs
MaaS	Mobility as a service
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
nm	Nanometer
NPU	Neural processing unit
ODM	Original design manufacturer
OECD	Organization for Economic Co-operation and Development
OEM	Original equipment manufacturer
oneAPI	Open, cross-architecture programming model that frees developers to use a single code base across multiple architectures
PSU	Performance stock unit
RAN	Radio access network
R&D	Research and development
RDFV	Readily determinable fair value
RISC-V	Reduced Instruction Set Computer, version five
RSU	Restricted stock unit
SaaS	Software as a service
SASB	Sustainability Accounting Standards Board
SCIP	Semiconductor Co-Investment Program
SEC	US Securities and Exchange Commission
Smart Capital	Our Smart Capital approach accelerates progress on our strategy. This approach is designed to enable us to adjust quickly to opportunities in the market, while managing our margin structure and capital spending. The elements of Smart Capital include capacity investments, government incentives, customer commitments, continued use of external foundries.
SoC	System on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. Our DCAI and NEX businesses offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
SOFR	Secured Overnight Financing Rate, a benchmark interest rate for US-dollar-denominated derivatives and loans, replacing LIBOR
Systems foundry	A service provider that offers end-to-end semiconductor manufacturing and design solutions
TAM	Total addressable market
Tax Reform	US Tax Cuts and Jobs Act
TCFD	Task Force on Climate-Related Financial Disclosures
TSR	Total stockholder return
US GAAP	US Generally Accepted Accounting Principles
US Pension Plan	US Intel Minimum Pension Plan
US Retiree Medical Plan	US Postretirement Medical Benefits Plan
VIE	Variable interest entity
vRAN	Virtualized radio access network
xPU	Processors that are designed for one of four major computing architectures: CPU, GPU, AI accelerator, and FPGA

Supplemental Details	101

Controls and Procedures

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officers and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.
Evaluation of Disclosure Controls and Procedures
Based on management's evaluation (with the participation of our principal executive officers and principal financial officer), as of the end of the period covered by this report, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed our internal control over financial reporting as of December 28, 2024. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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

Supplemental Details	102

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

Supplemental Details	103

Exhibit Index

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Master Purchase Agreement between Intel Corporation and SK hynix Inc., dated as of October 19, 2020	8-K	000-06217	2.1	10/20/2020
2.2^	Direct Funding Agreement between Intel Corporation and U.S. Department of Commerce dated November 25, 2024					X
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
4.1	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the "Open-Ended Indenture")	S-3ASR	333-132865	4.4	3/30/2006
4.2	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4.3	Second Supplemental Indenture to Open-Ended Indenture for the Registrant's 1.95% Senior Notes due 2016, 3.30% Senior Notes due 2021, and 4.80% Senior Notes due 2041, dated as of September 19, 2011	8-K	000-06217	4.01	9/19/2011
4.4	Third Supplemental Indenture to Open-Ended Indenture for the Registrant's 1.35% Senior Notes due 2017, 2.70% Senior Notes due 2022, 4.00% Senior Notes due 2032, and 4.25% Senior Notes due 2042, dated as of December 11, 2012	8-K	000-06217	4.01	12/11/2012
4.5	Fourth Supplemental Indenture to Open-Ended Indenture for the Registrant's 4.25% Senior Notes due 2042, dated as of December 14, 2012	8-K	000-06217	4.01	12/14/2012
4.6	Fifth Supplemental Indenture to Open-Ended Indenture, dated as of July 29, 2015, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	7/29/2015
4.7	Eighth Supplemental Indenture to Open-Ended Indenture, dated as of May 19, 2016, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	5/19/2016
4.8	Ninth Supplemental Indenture to Open-Ended Indenture, dated as of May 11, 2017, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	5/11/2017
4.9	Tenth Supplemental Indenture to Open-Ended Indenture, dated as of June 16, 2017, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	6/16/2017
4.10	Eleventh Supplemental Indenture to Open-Ended Indenture, dated as of August 14, 2017, among Intel Corporation, Wells Fargo Bank, National Association, as successor trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	000-06217	4.1	8/14/2017

Supplemental Details	104

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
4.11	Twelfth Supplemental Indenture to Open-Ended Indenture, dated as of December 8, 2017, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	10-K	000-06217	4.2.13	2/16/2018
4.12	Thirteenth Supplemental Indenture, dated as of November 21, 2019, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	11/21/2019
4.13	Fourteenth Supplemental Indenture, dated as of February 13, 2020, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	2/13/2020
4.14	Fifteenth Supplemental Indenture, dated as of February 13, 2020, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.2	2/13/2020
4.15	Sixteenth Supplemental Indenture, dated as of March 25, 2020, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	3/25/2020
4.16	Seventeenth Supplemental Indenture, dated as of August 12, 2021, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.1	8/12/2021
4.17	Eighteenth Supplemental Indenture, dated as of August 5, 2022, between Intel Corporation and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee	8-K	000-06217	4.1	8/5/2022
4.18	Nineteenth Supplemental Indenture, dated as of February 10, 2023, between Intel Corporation and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee	8-K	000-06217	4.1	2/10/2023
4.19	Twentieth Supplemental Indenture, dated as of February 21, 2024, between Intel Corporation and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee	8-K	000-06217	4.1	2/21/2024
4.20	Description of Intel Securities Registered under Section 12 of the Exchange Act	10-K	000-06217	4.18	1/27/2022
10.1†	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 11, 2023	S-8	000-06217	99.1	9/26/2023
10.1.2†	Intel Corporation Form of Notice of Grant - Restricted Stock Units	10-Q	000-06217	10.1	10/25/2018
10.1.3†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for RSUs with retirement vesting terms granted to executives on or after January 30, 2019)	10-Q	000-06217	10.3	4/26/2019
10.1.4†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for RSUs without retirement vesting terms granted to executives on or after January 30, 2019)	10-Q	000-06217	10.4	4/26/2019
10.1.5†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for performance-based RSUs granted to grandfathered executives on or after January 30, 2019)	10-Q	000-06217	10.5	4/26/2019

Supplemental Details	105

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1.6†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for performance-based RSUs granted to non-grandfathered executives on or after January 30, 2019)	10-Q	000-06217	10.1	4/24/2020
10.1.7†	Intel Corporation Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted to non-employee directors on or after May 12, 2022)	10-Q	000-6217	10.3	10/28/2022
10.2†	Intel Corporation Executive Annual Performance Bonus Plan, effective as of January 1, 2020	8-K	000-06217	10.1	1/22/2020
10.3†	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective January 1, 2020	10-Q	000-06217	10.3	4/24/2020
10.4†	First Amendment to Intel Corporation Sheltered Employee Retirement Plan Plus dated January 1, 2020	10-Q	000-06217	10.1	7/29/2022
10.5†	Second Amendment to Intel Corporation Sheltered Employee Retirement Plan Plus dated January 1, 2023	10-K	000-6218	10.5	1/27/2023
10.6†	Intel Corporation 2006 Employee Stock Purchase Plan, as amended and restated, effective November 19, 2024					X
10.7†	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10.8†	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10.9†	Form of Indemnification Agreement with Directors and Executive Officers (for Directors and Executive Officers who joined Intel after July 1, 2016)	10-Q	000-06217	10.2	10/31/2016
10.10	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.11††	Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011	8-K	000-06217	10.1	1/10/2011
10.12^	Purchase and Contribution Agreement, dated as of August 22, 2022, by and among Intel Corporation, Arizona Fab HoldCo Inc., Foundry JV Holdco LLC, and Arizona Fab LLC	8-K	000-06217	10.1	8/23/2022
10.13^	Amended and Restated Limited Liability Company Agreement of Arizona Fab LLC by and between Arizona Fab HoldCo Inc. and Foundry JV Holdco LLC	8-K	000-06217	10.1	11/22/2022
10.14^	Purchase and Sale Agreement, dated as of June 4, 2024, by and among Intel Ireland Limited, Grange Newco LLC, and AP Grange Holdings, LLC	8-K	000-06217	10.1	6/4/2024
10.15^	Form of Amended and Restated Limited Liability Company Agreement of Grange Newco LLC by and among Grange Newco LLC, Intel Ireland Limited and AP Grange Holdings, LLC	8-K	000-06217	10.2	6/4/2024
10.16†	Offer Letter between Intel Corporation and David A. Zinsner dated January 6, 2022	8-K	000-06217	10.1	1/10/2022
10.17†	Offer Letter between Intel Corporation and Christoph Schell dated February 11, 2022	10-K	000-06217	10.16	1/26/2024

Supplemental Details	106

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.18†	Offer Letter between Intel Corporation and Sandra Rivera dated October 2, 2023	8-K	000-06217	10.1	10/05/2023
10.19†	Intel Corporation Executive Officer Cash Severance Policy	8-K	000-06217	10.1	2/16/2024
10.20†	Retirement and Separation Agreement between Intel Corporation and Patrick Gelsinger, dated December 1, 2024					X
10.21†	Intel Corporation Executive Severance Plan	10-Q	000-06217	10.3	8/2/2024
10.22†	Altera Corporation 2024 Equity Incentive Plan	10-Q	000-06217	10.1	10/31/2024
10.23†	Form of Altera Corporation Restricted Stock Unit Agreement (for Long-Term Incentive Awards for senior executives of Altera Corporation)	10-Q	000-06217	10.2	10/31/2024
10.24†	Form of Altera Corporation Restricted Stock Unit Agreement (for Staking Grants for senior executives of Altera Corporation)	10-Q	000-06217	10.3	10/31/2024
10.25†	Form of Altera Corporation Performance-Based Restricted Stock Unit Agreement (for Long-Term Incentive Awards for senior executives of Altera Corporation)	10-Q	000-06217	10.4	10/31/2024
10.26†	Form of Altera Corporation Performance-Based Restricted Stock Unit Agreement (for Staking Grants for senior executives of Altera Corporation)	10-Q	000-06217	10.5	10/31/2024
19.1	Intel's Insider Trading Policy					X
19.2	Company Procedures for Transactions in Company Securities					X
21.1	Intel Corporation Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
97.1†	Intel Corporation Compensation Recoupment Policy, effective October 2, 2023	10-K	000-06217	97.1	1/26/2024
101	Inline XBRL Document Set for the Consolidated Financial Statements and accompanying notes in Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
†    Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†† Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.
^ Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5)-(6) and Item 601(b)(10)(iv) of Regulation S-K.

Supplemental Details	107

Form 10-K Cross-Reference Index

Item Number	Item
Part I
Item 1.	Business:
	General development of business	Pages 3-4, 13
	Description of business	Pages 3-20, 45-47, 51, 68-72
	Available information	Page 2
Item 1A.	Risk Factors	Pages 31-46
Item 1B.	Unresolved Staff Comments	None
Item 1C.	Cybersecurity	Page 48
Item 2.	Properties	Pages 8, 49
Item 3.	Legal Proceedings	Pages 96-99
Item 4.	Mine Safety Disclosures	None

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	Pages 6, 49-50
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	Liquidity and capital resources	Pages 28-30, 30
	Results of operations	Pages 13-27
	Critical accounting estimates	Pages 30, 62-68
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Pages 47-48
Item 8.	Financial Statements and Supplementary Data	Pages 53-101
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	Page 102
Item 9B.	Other Information
	Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 52
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	None

Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	Page 51 (a)
Item 11.	Executive Compensation	(a)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(a)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	(a)
Item 14.	Principal Accountant Fees and Services	(a)

Part IV
Item 15.	Exhibits and Financial Statement Schedules	Pages 53-101, 103-107
Item 16.	Form 10-K Summary	None

Signatures		Page 109
(a)    Incorporated by reference to the applicable section of the 2025 Proxy Statement.

Supplemental Details	108

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION Registrant

By:	/s/ DAVID ZINSNER
David Zinsner
Interim Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer
January 31, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID ZINSNER	/s/ MICHELLE JOHNSTON HOLTHAUS
David Zinsner	Michelle Johnston Holthaus
Interim Co-Chief Executive Officer, Executive Vice President	Interim Co-Chief Executive Officer and Chief Executive Officer,
and Chief Financial Officer	Intel Products
(Co-Principal Executive Officer and Principal Financial Officer)	(Co-Principal Executive Officer)
January 31, 2025	January 31, 2025

/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
January 31, 2025

/s/ JAMES J. GOETZ	/s/ DR. ANDREA J. GOLDSMITH
James J. Goetz	Dr. Andrea J. Goldsmith
Director	Director
January 31, 2025	January 31, 2025
/s/ ALYSSA HENRY	/s/ DR. OMAR ISHRAK
Alyssa Henry	Dr. Omar Ishrak
Director	Director
January 31, 2025	January 31, 2025
/s/ DR. TSU-JAE KING LIU	/s/ DR. RISA LAVIZZO-MOUREY
Dr. Tsu-Jae King Liu	Dr. Risa Lavizzo-Mourey
Director	Director
January 31, 2025	January 31, 2025
/s/ ERIC MEURICE	/s/ BARBARA G. NOVICK
Eric Meurice	Barbara G. Novick
Director	Director
January 31, 2025	January 31, 2025
/s/ STEVE SANGHI	/s/ GREGORY D. SMITH
Steve Sanghi	Gregory D. Smith
Director	Director
January 31, 2025	January 31, 2025
/s/ STACY J. SMITH	/s/ DION J. WEISLER
Stacy J. Smith	Dion J. Weisler
Director	Director
January 31, 2025	January 31, 2025
/s/ FRANK D. YEARY
Frank D. Yeary
Interim Executive Chair of the Board and Director
January 31, 2025

Supplemental Details	109