Form 10-Q
period 2025-03-29
INTEL CORP
filed 2025-04-25
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 29, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 18, 2025, the registrant had outstanding 4,362 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate", "achieve", "aim", "ambitions", "anticipate", "believe", "committed", "continue", "could", "designed", "estimate", "expect", "forecast", "future", "goals", "grow", "guidance", "intend", "likely", "may", "might", "milestones", "next generation", "objective", "on track", "opportunity", "outlook", "pending", "plan", "position", "possible", "potential", "predict", "progress", "ramp", "roadmap", "seek", "should", "strive", "targets", "to be", "upcoming", "will", "would", and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
▪our business plans and strategy and anticipated benefits therefrom, including with respect to our IDM strategy, Smart Capital strategy, partnerships with Apollo and Brookfield, internal foundry model, updated reporting structure, and AI strategy;
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
▪expected timing and impact of acquisitions, divestitures, and other significant transactions, including the agreed-upon sale of a controlling interest of Altera;
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
▪geopolitical tensions and conflicts, including with respect to international trade policies in areas such as tariffs and export controls, and their potential impact on our business;
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

1

▪the evolving market for products with AI capabilities;
▪our complex global supply chain, including from disruptions, delays, trade tensions and conflicts, or shortages;
▪recently elevated geopolitical tensions, volatility and uncertainty with respect to international trade policies, including tariffs and export controls, impacting our business, the markets in which we compete and the world economy;
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
▪our initiatives and new legal requirements with respect to corporate responsibility matters; and
▪other risks and uncertainties described in this report, our 2024 Form 10-K and our other filings with the SEC.

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
Intel, the Intel logo, Intel Core, Gaudi, and Altera are trademarks of Intel Corporation or its subsidiaries in the US and/or other countries.
* Other names and brands may be claimed as the property of others.

2

Consolidated Condensed Statements of Operations

	Three Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Mar 29, 2025	Mar 30, 2024
Net revenue	$12,667	$12,724
Cost of sales	7,995	7,507
Gross margin	4,672	5,217
Research and development	3,640	4,382
Marketing, general, and administrative	1,177	1,556
Restructuring and other charges	156	348
Operating expenses	4,973	6,286
Operating income (loss)	(301)	(1,069)
Gains (losses) on equity investments, net	(112)	205
Interest and other, net	(173)	145
Income (loss) before taxes	(586)	(719)
Provision for (benefit from) taxes	301	(282)
Net income (loss)	(887)	(437)
Less: net income (loss) attributable to non-controlling interests	(66)	(56)
Net income (loss) attributable to Intel	$(821)	$(381)
Earnings (loss) per share attributable to Intel—basic	$(0.19)	$(0.09)
Earnings (loss) per share attributable to Intel—diluted	$(0.19)	$(0.09)
Weighted average shares of common stock outstanding:
Basic	4,343	4,242
Diluted	4,343	4,242
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	3

Consolidated Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended
(In Millions; Unaudited)	Mar 29, 2025	Mar 30, 2024
Net income (loss)	$(887)	$(437)
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	225	(328)
Actuarial valuation and other pension benefits (expenses), net	1	—
Translation adjustments and other	(1)	1
Other comprehensive income (loss)	225	(327)
Total comprehensive income (loss)	(662)	(764)
Less: comprehensive income (loss) attributable to non-controlling interests	(66)	(56)
Total comprehensive income (loss) attributable to Intel	$(596)	$(708)
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	4

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Mar 29, 2025	Dec 28, 2024
Assets
Current assets:
Cash and cash equivalents	$8,947	$8,249
Short-term investments	12,101	13,813
Accounts receivable, net	3,064	3,478
Inventories	12,281	12,198
Other current assets	5,741	9,586
Total current assets	42,134	47,324

Property, plant, and equipment, net of accumulated depreciation of $103,036 ($102,193 as of December 28, 2024)	109,763	107,919
Equity investments	5,027	5,383
Goodwill	24,693	24,693
Identified intangible assets, net	3,568	3,691
Other long-term assets	7,057	7,475
Total assets	$192,242	$196,485

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,896	$12,556
Accrued compensation and benefits	2,652	3,343
Short-term debt	5,240	3,729
Income taxes payable	1,873	1,756
Other accrued liabilities	11,513	14,282
Total current liabilities	32,174	35,666

Debt	44,911	46,282
Other long-term liabilities	8,744	9,505
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,362 issued and outstanding (4,330 issued and outstanding as of December 28, 2024)	51,920	50,949
Accumulated other comprehensive income (loss)	(486)	(711)
Retained earnings	48,322	49,032
Total Intel stockholders' equity	99,756	99,270
Non-controlling interests	6,657	5,762
Total stockholders' equity	106,413	105,032
Total liabilities and stockholders’ equity	$192,242	$196,485

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
(In Millions; Unaudited)	Mar 29, 2025	Mar 30, 2024
Cash and cash equivalents, beginning of period	$8,249	$7,079
Cash flows provided by (used for) operating activities:
Net income (loss)	(887)	(437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,425	2,200
Share-based compensation	684	1,179
Amortization of intangibles	249	351
(Gains) losses on equity investments, net	112	(208)
Deferred taxes	19	(346)
Changes in assets and liabilities:
Accounts receivable	414	80
Inventories	(83)	(366)
Accounts payable	(240)	(386)
Accrued compensation and benefits	(741)	(1,160)
Income taxes	67	(245)
Other assets and liabilities	(1,206)	(1,885)
Total adjustments	1,700	(786)
Net cash provided by (used for) operating activities	813	(1,223)
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(5,183)	(5,970)
Proceeds from capital-related government incentives	803	592
Purchases of short-term investments	(3,386)	(6,460)
Maturities and sales of short-term investments	5,327	9,598
Proceeds from divestitures	1,935	—
Other investing	585	(323)
Net cash provided by (used for) investing activities	81	(2,563)
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	1,496	793
Partner contributions	955	423
Additions to property, plant, and equipment	(1,020)	—
Issuance of long-term debt, net of issuance costs	—	2,537
Repayment of debt	(1,500)	—
Proceeds from sales of common stock through employee equity incentive plans	491	626
Payment of dividends to stockholders	—	(529)
Other financing	(618)	(220)
Net cash provided by (used for) financing activities	(196)	3,630
Net increase (decrease) in cash and cash equivalents	698	(156)
Cash and cash equivalents, end of period	$8,947	$6,923

Non-cash supplemental disclosures:
Acquisition of property, plant, and equipment[1]	$3,932	$5,167
Recognition of capital-related government incentives	$985	$535
Cash paid during the period for:
Interest, net of capitalized interest	$635	$540
Income taxes, net of refunds	$221	$315
1.Includes $451 million with extended payment terms of greater than 90 days in the three months ended March 29, 2025.

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings[1]	Non-Controlling Interests	Total
	Shares	Amount
Three Months Ended

Balance as of December 28, 2024	4,330	$50,949	$(711)	$49,081	$5,762	$105,081

Net income (loss)	—	—	—	(821)	(66)	(887)
Other comprehensive income (loss)	—	—	225	—	—	225
Net proceeds from partner contributions	—	(2)	—	—	957	955
Partner distributions	—	—	—	—	(58)	(58)
Employee equity incentive plans and other	36	491	—	—	—	491
Share-based compensation	—	622	—	—	62	684
Restricted stock unit withholdings	(4)	(140)	—	62	—	(78)
Balance as of March 29, 2025	4,362	$51,920	$(486)	$48,322	$6,657	$106,413

Balance as of December 30, 2023	4,228	$36,649	$(215)	$69,156	$4,375	$109,965

Net income (loss)	—	—	—	(381)	(56)	(437)
Other comprehensive income (loss)	—	—	(327)	—	—	(327)
Net proceeds from partner contributions	—	—	—	—	423	423
Employee equity incentive plans and other	32	626	—	—	—	626
Share-based compensation	—	1,138	—	—	41	1,179
Restricted stock unit withholdings	(3)	(122)	—	(22)	—	(144)
Cash dividends declared ($0.13 per share of common stock)	—	—	—	(529)	—	(529)
Balance as of March 30, 2024	4,257	$38,291	$(542)	$68,224	$4,783	$110,756
1.The retained earnings balance as of December 28, 2024 includes an opening balance adjustment made as a result of the adoption of a new accounting standard in 2025.

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	7

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with US GAAP, consistent in all material respects with those applied in our 2024 Form 10-K.
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2024 Form 10-K where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates.
We made certain reclassifications within our Consolidated Condensed Financial Statements, and, in certain cases, adjusted prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income (loss), cash flows, or stockholders' equity.

Note 2 :	Operating Segments
In the first quarter of 2025, we made an organizational change to integrate NEX into CCG and DCAI and modified our segment reporting to align to this and certain other business reorganizations. All prior period segment data has been retrospectively adjusted to reflect the way our CODM internally receives information and manages and monitors our operating segment performance starting in fiscal year 2025. There are no changes to our consolidated financial statements for any prior periods.
We manage our business through the following operating segments:
▪Intel Products:
▪Client Computing Group (CCG)
▪Data Center and AI (DCAI)
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
Intel Products: CCG and DCAI
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
Intel Foundry
▪Segment revenue: Consists substantially of intersegment product and services revenue for wafer fabrication, substrates and other related products, and services sold to Intel Products, Altera, and certain other Intel internal businesses. We recognize intersegment revenue based on the completion of performance obligations. Product revenue is recognized upon transfer of ownership, which is generally at the completion of wafer sorting. Backend service revenue is recognized upon the completion of assembly and test milestones, which approximates the recognition of revenue over the service period. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third-party foundry and assembly and test revenues from external customers that totaled $31 million in the first three months of 2025 and $13 million in the first three months of 2024.

Financial Statements	Notes to Financial Statements	8

▪Segment expenses: Consists of direct expenses for technology development, product manufacturing and services provided by Intel Foundry to internal and external customers, allocated expenses as described below, and direct operating expenses. Direct expenses for product manufacturing include excess capacity charges, if any.
All Other
Our "all other" category includes the results of operations from other non-reportable segments not otherwise presented, including our Altera and Mobileye businesses, our IMS business, start-up businesses that support our initiatives, and historical results of operations from divested businesses. The financial results of our all other category include intersegment product and services revenue and intersegment expenses.
We allocate operating expenses from our sales and marketing group to the Intel Products operating segments and allocate the significant majority of the operating expenses from our finance and administration groups to our operating segments.
We estimate that the substantial majority of our consolidated depreciation expense was incurred by Intel Foundry in the first three months of 2025 and 2024. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products or other customers. As a result, it is impracticable to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss).
We do not allocate the following corporate operating expenses to our operating segments:
▪restructuring and other charges;
▪share-based compensation;
▪certain impairment charges; and
▪certain acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
We do not allocate the following non-operating items to our operating segments:
▪gains and losses from equity investments;
▪interest and other income; and
▪income taxes.
Our Chief Executive Officer is our CODM. The CODM uses operating income (loss) to evaluate each segment's performance and allocate resources. This measure is utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments, and personnel across all operating segments. Segment operating results regularly reviewed by our CODM also include cost of sales and operating expenses directly attributable to each segment. The financial measures regularly provided to and used by our CODM continue to evolve; currently, our CODM does not regularly review or receive discrete asset information by operating segment.
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
Reporting units and goodwill reallocation: As a result of modifying our segment reporting in the first quarter of 2025, we reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a goodwill impairment assessment for each of our reporting units immediately before and after our business reorganization, concluding that goodwill was not impaired.
As a result of modifying our segment reporting in the first quarter of 2024, we reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a quantitative goodwill impairment assessment for each of our reporting units immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of our post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $222 million in the first three months of 2024 related to our new Intel Foundry reporting unit as the estimated fair value of the new reporting unit was lower than the assigned carrying value.

Financial Statements	Notes to Financial Statements	9

Net revenue, cost of sales, operating expenses, and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2025
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$7,629	$4,126	$11,755	$4,667	$943	$—	$(4,698)	$12,667
Cost of sales	3,984	2,359	6,343	5,946	396	377	(5,067)	7,995
Operating expenses	1,284	1,192	2,476	1,041	444	883	129	4,973
Operating income (loss)	$2,361	$575	$2,936	$(2,320)	$103	$(1,260)	$240	$(301)

	Three Months Ended
(In Millions)	Mar 30, 2024
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$8,273	$3,828	$12,101	$4,356	$643	$—	$(4,376)	$12,724
Cost of sales	4,004	1,745	5,749	5,617	341	701	(4,901)	7,507
Operating expenses	1,447	1,666	3,113	1,180	472	1,486	35	6,286
Operating income (loss)	$2,822	$417	$3,239	$(2,441)	$(170)	$(2,187)	$490	$(1,069)

Financial Statements	Notes to Financial Statements	10

Corporate Unallocated Expenses
Corporate unallocated expenses include certain operating expenses not allocated to specific operating segments. The nature of these expenses may vary, but primarily consist of restructuring and other charges, share-based compensation, certain impairment charges, and certain acquisition-related costs.

	Three Months Ended
(In Millions)	Mar 29, 2025
	Cost of Sales	Operating Expenses	Total
Acquisition-related costs	$114	$37	$151
Share-based compensation	175	509	684
Restructuring and other charges[1]	—	156	156
Other	88	181	269
Total corporate unallocated expenses	$377	$883	$1,260

	Three Months Ended
(In Millions)	Mar 30, 2024
	Cost of Sales	Operating Expenses	Total
Acquisition-related costs	$224	$41	$265
Share-based compensation	298	881	1,179
Restructuring and other charges[1]	—	348	348
Other	179	216	395
Total corporate unallocated expenses	$701	$1,486	$2,187
1 See "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information.

Note 3 :	Non-Controlling Interests

	Non-Controlling Ownership %
	Mar 29, 2025	Mar 30, 2024
Ireland SCIP	49%	—%
Arizona SCIP	49%	49%
Mobileye	12%	12%
IMS	32%	32%

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS	Total
Non-controlling interests as of Dec 28, 2024	$61	$3,888	$1,672	$141	$5,762
Partner contributions	—	957	—	—	957
Partner distributions	(58)	—	—	—	(58)
Changes in equity of non-controlling interest holders	—	—	62	—	62
Net income (loss) attributable to non-controlling interests	39	(92)	(12)	(1)	(66)
Non-controlling interests as of Mar 29, 2025	$42	$4,753	$1,722	$140	$6,657

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS	Total
Non-controlling interests as of Dec 30, 2023	$—	$2,359	$1,838	$178	$4,375
Partner contributions	—	423	—	—	423
Changes in equity of non-controlling interest holders	—	—	40	1	41
Net income (loss) attributable to non-controlling interests	—	(22)	(24)	(10)	(56)
Non-controlling interests as of Mar 30, 2024	$—	$2,760	$1,854	$169	$4,783

Financial Statements	Notes to Financial Statements	11

Semiconductor Co-Investment Program
Ireland SCIP
We consolidate the results of an Irish limited liability company (Ireland SCIP), a VIE, into our Consolidated Condensed Financial Statements because we are the primary beneficiary. Generally, distributions will be received from Ireland SCIP based on each investor's respective ownership of Ireland SCIP, of which Intel's is 51%. Ireland SCIP has rights to factory output of an Intel owned wafer fabrication plant in Ireland (Fab 34) and rights to resell the factory output to us. We retain sole ownership of Fab 34 and we are engaged as the Fab 34 operator in exchange for variable payments from Ireland SCIP based on the related factory output. We are required to substantially complete construction of Fab 34 in accordance with contractual parameters and timelines or we will be required to pay delay-related liquidated damages to Apollo Global Management, Inc., the other investor, beginning in 2026, not to exceed $1.1 billion in total. Though we expect certain construction delays in the near term, we intend to complete construction of Fab 34. We will be required to purchase minimum quantities of the related factory output from Ireland SCIP, or we will be subject to certain volume-related damages payable to Ireland SCIP, beginning at the earlier of when construction is complete or the third quarter of 2027. As of March 29, 2025, other than cash and cash equivalents held by Ireland SCIP, substantially all of the remaining assets and liabilities of Ireland SCIP were eliminated in our Consolidated Condensed Financial Statements.
Arizona SCIP
We consolidate the results of an Arizona limited liability company (Arizona SCIP), a VIE, into our Consolidated Condensed Financial Statements because we are the primary beneficiary. Generally, contributions will be made to, and distributions will be received from Arizona SCIP based on our and Brookfield Asset Management's (Brookfield's) proportional ownership of Arizona SCIP; we will be the sole operator and main beneficiary of two new chip factories that are being constructed by Arizona SCIP; and we will be required to both operate Arizona SCIP at minimum production levels (measured in wafer starts per week) and limit excess inventory held on site or we will be subject to certain volume-related damages payable to Arizona SCIP. The assets held by Arizona SCIP, which are not available to us as they can be used only to settle obligations of the VIE and substantially consisted of property, plant, and equipment, were $14.3 billion as of March 29, 2025 ($11.5 billion as of December 28, 2024). The remaining assets and liabilities of Arizona SCIP were eliminated in our Consolidated Condensed Financial Statements.

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

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 29, 2025	Mar 30, 2024
Net income (loss)	$(887)	$(437)
Less: net income (loss) attributable to non-controlling interests	(66)	(56)
Net income (loss) attributable to Intel	$(821)	$(381)
Weighted average shares of common stock outstanding—basic	4,343	4,242
Weighted average shares of common stock outstanding—diluted	4,343	4,242
Earnings (loss) per share attributable to Intel—basic	$(0.19)	$(0.09)
Earnings (loss) per share attributable to Intel—diluted	$(0.19)	$(0.09)
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
Due to our net losses in the three months ended March 29, 2025 and March 30, 2024, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, the assumed issuance of common stock under the stock purchase plan, and the assumed issuance of common stock associated with a contractual conversion feature, as applicable, had anti-dilutive effects on diluted loss per share and were excluded from the computations of diluted loss per share. At March 29, 2025 and March 30, 2024, securities that would have been anti-dilutive were insignificant.

Financial Statements	Notes to Financial Statements	12

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $800 million during the first three months of 2025 ($500 million during the first three months of 2024). After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.
Inventories

(In Millions)	Mar 29, 2025	Dec 28, 2024
Raw materials	$1,322	$1,344
Work in process	7,240	7,432
Finished goods	3,719	3,422
Total inventories	$12,281	$12,198
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $2.7 billion as of March 29, 2025 ($3.3 billion as of December 28, 2024).
Interest and Other, Net

	Three Months Ended
(In Millions)	Mar 29, 2025	Mar 30, 2024
Interest income	$245	$323
Interest expense	(299)	(258)
Other, net	(119)	80
Total interest and other, net	$(173)	$145
Interest expense is net of $312 million of interest capitalized in the first three months of 2025 ($363 million in the first three months of 2024).
Other, net includes a $94 million charge in the first three months of 2025 related to the sale of our NAND memory business (refer to "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements).
Government Incentives
In the first three months of 2025, we recognized $778 million in grants under the CHIPS Act, including capital-related incentives which reduced gross property, plant and equipment by $690 million, and operating-related incentives which benefited operating income by $88 million, substantially all of which was recorded in cost of sales. Additionally, in the first three months of 2025 we recognized an advanced manufacturing investment tax credit of $298 million ($435 million in the first three months of 2024), which may be refunded to us in cash to the extent it exceeds our outstanding income tax liabilities.

Financial Statements	Notes to Financial Statements	13

Note 6 :	Restructuring and Other Charges

	Three Months Ended
(In Millions)	Mar 29, 2025	Mar 30, 2024
Employee severance and benefit arrangements	$142	$129
Litigation charges and other	11	—
Asset impairment charges	3	219
Total restructuring and other charges	$156	$348
In the third quarter of 2024, the 2024 Restructuring Plan was announced, subsequently approved and committed to by our management team, and initiated to implement cost-reduction measures, including reductions in employee headcount, other operating expenditures, and capital expenditures. Restructuring charges are primarily comprised of employee severance and benefit arrangements, non-cash charges related to asset impairments associated with exit activities, and charges relating to real estate exits and consolidations. These charges were included as "corporate unallocated expenses" within the restructuring and other category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. We expect to recognize total charges of approximately $3.0 billion under the 2024 Restructuring Plan. The cumulative cost of the 2024 Restructuring Plan as of March 29, 2025, was $2.9 billion. Any changes to our estimates or timing will be reflected in our results of operations in future periods. We expect actions pursuant to the 2024 Restructuring Plan to be substantially complete by the fourth quarter of 2025, which is subject to change.
Employee severance and benefit arrangements includes a charge of $142 million in the first quarter of 2025 relating to the 2024 Restructuring Plan. Charges in the three months ended March 30, 2024 are primarily related to other actions taken to streamline operations and to reduce costs.
Restructuring activities related to employee severance and benefit arrangements under the 2024 Restructuring Plan were as follows for the first quarter of 2025:

(In Millions)
Accrued restructuring balance as of December 28, 2024	$302
Accruals and adjustments	140
Cash payments	(277)
Accrued restructuring balance as of March 29, 2025	$165

The accrued restructuring balance as of March 29, 2025 and December 28, 2024 was recorded as a current liability within accrued compensation and benefits on the Consolidated Condensed Balance Sheets.
Asset impairment charges includes a goodwill impairment loss of $222 million in the first quarter of 2024 related to our Intel Foundry reporting unit. Refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for further information.

Note 7 :	Income Taxes

	Three Months Ended
($ In Millions)	Mar 29, 2025	Mar 30, 2024
Income (loss) before taxes	$(586)	$(719)
Provision for (benefit from) taxes	$301	$(282)
Effective tax rate	(51.4)%	39.2%
In the three months ended March 29, 2025, our provision for income taxes was determined using our estimated annual effective tax rate, adjusted for discrete items, applied to our year-to-date measure of ordinary income (loss) before taxes, which reflects our jurisdictional mix of ordinary income and losses, including the valuation allowance applied to U.S. deferred tax balances.
In the three months ended March 30, 2024, our benefit from income taxes was determined using an actual annual effective tax rate, adjusted for discrete items, as we were unable to make a reliable estimate of our annual effective tax rate as a result of fluctuations in forecasted annual income and the effects of being taxed in multiple tax jurisdictions.

Financial Statements	Notes to Financial Statements	14

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-US government bills and bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of March 29, 2025 and December 28, 2024, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our economically hedged marketable debt investments was $11.7 billion as of March 29, 2025 ($13.5 billion as of December 28, 2024). For hedged investments still held at the reporting date, we recorded net gains of $190 million in the first three months of 2025 ($307 million of net losses in the first three months of 2024).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss) and realized gains or losses recorded in interest and other, net. The adjusted cost of our unhedged investments was $5.6 billion as of March 29, 2025 ($5.2 billion as of December 28, 2024), which approximated the fair value at these dates.
The fair value of marketable debt investments, by contractual maturity, as of March 29, 2025, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$4,146
Due in 1–2 years	3,056
Due in 2–5 years	6,063
Due after 5 years	225
Instruments not due at a single maturity date[1]	3,848
Total	$17,338
1 "Instruments not due at a single maturity date" is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Mar 29, 2025	Dec 28, 2024
Marketable equity investments[1]	$541	$848
Non-marketable equity investments	4,486	4,535
Total	$5,027	$5,383
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
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2025	Mar 30, 2024
Unrealized gains (losses) on marketable equity investments	$(292)	$253
Unrealized gains (losses) on non-marketable equity investments[1]	—	24
Impairment charges	(105)	(69)
Unrealized gains (losses) on equity investments, net	(397)	208
Realized gains (losses) on sales of equity investments, net	285	(3)
Gains (losses) on equity investments, net	$(112)	$205
1 Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.

Financial Statements	Notes to Financial Statements	15

Note 9 :	Divestitures
NAND Memory Business
We sold our NAND memory technology and manufacturing business (the NAND OpCo Business) to SK hynix Inc. (SK hynix) which we deconsolidated upon closing the first phase of the transaction on December 29, 2021. On March 27, 2025, we closed the second phase of the transaction, collected the outstanding receivable, and recorded proceeds of $1.9 billion within cash and cash equivalents, net of certain adjustments.
In connection with the second closing, we entered into a final release and settlement agreement with SK hynix primarily related to certain penalties associated with the manufacturing and sale agreement between us and SK hynix, recognizing a net charge of $94 million within Interest and Other, net for the amount paid to SK hynix during the first quarter of 2025.
Altera FPGA Business
On April 14, 2025, we signed a transaction agreement with SLP VII Gryphon Aggregator, L.P., an affiliate of Silver Lake Partners (SLP), to sell 51% of all issued and outstanding common stock of Altera, a wholly owned subsidiary. The transaction is expected to close in the second half of 2025, subject to regulatory approvals and other customary closing conditions, and is expected to result in the receipt of net cash proceeds of $4.4 billion, after adjusting for certain amounts that we bear responsibility for pursuant to the transaction agreement, including the separation costs described below. Pursuant to the transaction agreement, $1.0 billion of the purchase price will be deferred and payable in two equal $500 million installments no later than December 31, 2026 and December 31, 2027. Receipt of the deferred consideration is not subject to any contingencies. Upon closing the transaction, we will retain a 49% minority investment in the business.
Contemporaneously with the execution of the transaction agreement, we entered into a separation agreement with SLP that sets forth the terms for the completion of the separation of Altera from Intel to operate on a standalone basis, including our agreement to fund separation costs and expenses up to an aggregate amount of $277 million. In connection with the transaction, we anticipate entering into certain ancillary agreements that govern, among other things, intellectual property rights, employee matters, government contracting, and a wafer manufacturing and sale agreement pursuant to which we will provide semiconductor wafer manufacturing services to Altera.

Note 10 :	Borrowings
In the first quarter of 2025, we amended our 364-day $8.0 billion credit facility agreement to $5.0 billion, and the maturity date was extended by one year to January 2026. Neither of our revolving credit facilities had borrowings outstanding as of March 29, 2025 or December 28, 2024.

We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. We had $1.5 billion of 4.52% - 4.61% commercial paper outstanding as of March 29, 2025 (no commercial paper outstanding as December 28, 2024). Borrowings under the commercial paper program are unsecured general obligations.

Financial Statements	Notes to Financial Statements	16

Note 11 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Mar 29, 2025				Dec 28, 2024
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$306	$—	$306	$—	$—	$—	$—
Financial institution instruments¹	3,687	1,244	—	4,931	4,121	743	—	4,864
Reverse repurchase agreements	—	2,599	—	2,599	—	2,654	—	2,654
Short-term investments:
Corporate debt	—	6,101	—	6,101	—	5,365	—	5,365
Financial institution instruments¹	160	3,486	—	3,646	195	3,356	—	3,551
Government debt²	44	2,310	—	2,354	33	4,864	—	4,897
Other current assets:
Derivative assets	2	471	—	473	348	733	—	1,081
Marketable equity investments	541	—	—	541	848	—	—	848
Other long-term assets:
Derivative assets	—	3	—	3	—	1	—	1
Total assets measured and recorded at fair value	$4,434	$16,520	$—	$20,954	$5,545	$17,716	$—	$23,261
Liabilities
Other accrued liabilities:
Derivative liabilities	$88	$298	$129	$515	$—	$562	$134	$696
Other long-term liabilities:
Derivative liabilities³	—	291	755	1,046	—	416	755	1,171
Total liabilities measured and recorded at fair value	$88	$589	$884	$1,561	$—	$978	$889	$1,867
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of time deposits, notes, and bonds issued by financial institutions.
2Level 1 investments consist primarily of US Treasury securities. Level 2 investments consist primarily of non-US government debt.
3Level 3 derivative liabilities include liquidated damage provisions related to our Ireland SCIP arrangement.
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
We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial assets approximates their carrying value. The aggregate carrying value of grants receivable as of March 29, 2025, was $757 million (the aggregate carrying value of grants receivable as of December 28, 2024, was $1.7 billion).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of these instruments was $42.7 billion as of March 29, 2025 ($43.5 billion as of December 28, 2024).

Financial Statements	Notes to Financial Statements	17

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 29, 2025	Dec 28, 2024
Foreign currency contracts	$20,303	$25,472
Interest rate contracts	18,594	17,899
Other	2,467	2,593
Total	$41,364	$45,964
The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $12.0 billion as of March 29, 2025 and December 28, 2024.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Mar 29, 2025		Dec 28, 2024
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$102	$100	$40	$405
Interest rate contracts	—	441	—	582
Total derivatives designated as hedging instruments	$102	$541	$40	$987
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$235	$122	$510	$100
Interest rate contracts	137	55	184	25
Equity contracts	2	88	348	—
Other[4]	—	755	—	755
Total derivatives not designated as hedging instruments	$374	$1,020	$1,042	$880
Total derivatives	$476	$1,561	$1,082	$1,867
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

	Mar 29, 2025
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$349	$—	$349	$(214)	$(135)	$—
Reverse repurchase agreements	2,599	—	2,599	—	(2,599)	—
Total assets	$2,948	$—	$2,948	$(214)	$(2,734)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$777	$—	$777	$(214)	$(504)	$59
Total liabilities	$777	$—	$777	$(214)	$(504)	$59

	Dec 28, 2024
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$948	$—	$948	$(269)	$(679)	$—
Reverse repurchase agreements	2,654	—	2,654	—	(2,654)	—
Total assets	$3,602	$—	$3,602	$(269)	$(3,333)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,084	$—	$1,084	$(269)	$(745)	$70
Total liabilities	$1,084	$—	$1,084	$(269)	$(745)	$70
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to the effective portion of cash flow hedges recognized in other comprehensive income (loss) were $180 million net gains in the first three months of 2025 ($431 million net losses in the first three months of 2024).

Financial Statements	Notes to Financial Statements	19

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Operations
	Three Months Ended
(In Millions)	Mar 29, 2025	Mar 30, 2024
Interest rate contracts	$141	$(144)
Hedged items	(141)	144
Total	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Mar 29, 2025	Dec 28, 2024	Mar 29, 2025	Dec 28, 2024
Short-term debt	$(2,229)	$(2,214)	$21	$36
Long-term debt	(9,327)	(9,201)	420	546
Total	$(11,556)	$(11,415)	$441	$582
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Operations for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 29, 2025	Mar 30, 2024
Foreign currency contracts	Interest and other, net	$(85)	$346
Interest rate contracts	Interest and other, net	(57)	117
Other	Various	(157)	137
Total		$(299)	$600

Note 13 :	Contingencies
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. As of March 29, 2025, we have accrued a charge of $1.0 billion related to litigation involving VLSI and a charge of $401 million related to an EC-imposed fine, both as described below. Excluding the VLSI claims described below, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.

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
Litigation Related to Segment Reporting and Internal Foundry Model
A securities class action lawsuit was filed in the US District Court for the Northern District of California in May 2024 against us and certain officers following the modification of our segment reporting in the first quarter of 2024 to align to our new internal foundry operating model. In August 2024, the court ordered the case consolidated with a second, similar lawsuit, and in October 2024 plaintiffs filed an amended consolidated complaint generally alleging that defendants violated the federal securities laws by making false or misleading statements about the growth and prospects of the foundry business and seeking monetary damages on behalf of all persons and entities that purchased or otherwise acquired our common stock or purchased call options or sold put options on our common stock from January 25, 2024 through August 1, 2024. In early March 2025, the court granted defendants' motion to dismiss the amended consolidated complaint. The court granted plaintiffs leave to amend, and in late March 2025 plaintiffs filed a second amended complaint. In April 2025 defendants filed a motion to dismiss the second amended complaint. Given the procedural posture and the nature of the case, including that it is in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class being certified or the ultimate size of any class if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from the matter.
Stockholder derivative lawsuits have been filed in Delaware state and federal courts alleging that our directors and certain officers breached their fiduciary duties and violated the federal securities laws by making or allowing the statements that are challenged in the securities class action lawsuit. The plaintiffs in the derivative lawsuits seek to recover damages from the defendants on behalf of Intel. By stipulation of the parties, the Delaware state and federal courts have ordered the cases before them stayed pending certain developments in the securities class action lawsuit.

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
In July 2024, Intel filed suit against VLSI in US District Court for the District of Delaware requesting the court find Intel is licensed to VLSI's patents. In September 2024, VLSI filed motions requesting that Intel's complaint be dismissed, transferred, or stayed. In December 2024, the Delaware court stayed the case and deferred the pending motions until May 31, 2025.

Financial Statements	Notes to Financial Statements	22

As of March 29, 2025, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. We are unable to make a reasonable estimate of losses in excess of recorded amounts.
Eire Og Innovations v IBM et. al.
Between April and present, Eire Og Innovations Ltd. has filed eleven separate complaints in the Eastern and Western Districts of Texas against Intel and AMD customers alleging that various products with Intel and AMD CPUs infringe numerous patents. Eire Og seeks compensatory damages, future royalties, attorneys’ fees, costs, and interest. Intel is indemnifying Acer, Cisco, Dell, HPE, HPI, IBM, Lenovo, and Oracle in connection with Intel CPUs accused of infringing four patents. Cisco and IBM filed their answers in June 2024. In these cases, a Markman hearing is scheduled for June 2025, and trial is scheduled for December 2025. Dell, HPI and Oracle filed their answers in June, August and September 2024, respectively. The Markman hearing in those matters is currently scheduled for May 2025, and trial is expected to be set for May 2026. Lenovo filed a motion to dismiss for lack of jurisdiction in July 2024, which was denied, and it subsequently filed an answer in October 2024. HPE and Acer filed their answers in July and September 2024, respectively. The Markman hearing for the Lenovo, HPE and Acer matters is scheduled for September 2025, and trial in those matters is scheduled for March 2026. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.

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

5G	The fifth-generation mobile network, which brings dramatic improvements in network speeds and latency, and which we view as a transformative technology and opportunity for many industries
AI	Artificial intelligence
Apollo	Apollo Global Management, Inc.
ASP	Average selling price
Back end services	Includes assembly, test and packaging services
Brookfield	Brookfield Asset Management
CCG	Client Computing Group operating segment
CHIPS Act	Creating Helpful Incentives to Produce Semiconductors for America Act
CODM	Chief operating decision maker
CPU	Processor or central processing unit
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EPS	Earnings per share
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 28, 2024
FPGA	Field-programmable gate array
IMS	IMS Nanofabrication GmbH, a business within Intel Foundry that develops and produces electron-beam systems for the semiconductor industry
IP	Intellectual property
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
R&D	Research and development
RSU	Restricted stock unit
SCIP	Semiconductor Co-Investment Program
SEC	US Securities and Exchange Commission
Smart Capital	Our Smart Capital approach accelerates progress on our strategy. This approach is designed to enable us to adjust quickly to opportunities in the market, while managing our margin structure and capital spending. The elements of Smart Capital include capacity investments, government incentives, customer commitments, continued use of external foundries.
SoC	System on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. Our DCAI and NEX businesses offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
US	United States
US GAAP	US Generally Accepted Accounting Principles
VIE	Variable interest entity

Financial Statements	Notes to Financial Statements	24

Management's Discussion and Analysis

This report should be read in conjunction with our 2024 Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
In the first quarter of 2025, we made an organizational change to integrate NEX into CCG and DCAI and modified our segment reporting to align to this and certain other business reorganizations. All prior period segment data has been retrospectively adjusted to reflect the way our CODM internally receives information and manages and monitors our operating segment performance starting in fiscal year 2025. There are no changes to our consolidated financial statements for any prior periods. "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements of this Form 10-Q provides additional information about our operating segments, including the nature of segment revenues and expenses, and reconciles our segment revenues presented below to our total consolidated net revenues and our segment operating income (loss) presented below to our total consolidated operating income (loss) for each of the periods presented.

Operating Segments Trends and Results
Intel Products
Intel Products consists substantially of the design, development, marketing, sale, support, and servicing of CPUs and related solutions for third-party customers. The manufacturing of our Intel Products' offerings is performed by Intel Foundry and, to a lesser extent, certain third party manufacturers. Intel Products is comprised of two operating segments: CCG and DCAI. CCG delivers platforms and processors that power personal computers, enabling enhanced performance, connectivity and user experiences. DCAI provides high-performance computing, AI acceleration, and infrastructure solutions, supporting data centers, cloud providers, and enterprises in meeting the growing demand for data processing and AI workloads.
Intel Products Financial Performance1

	Q1 2025
($ in Millions)	CCG	DCAI	Total
Revenue	$7,629	$4,126	$11,755
Cost of sales	3,984	2,359	6,343
Operating expenses	1,284	1,192	2,476
Operating income	$2,361	$575	$2,936
Operating margin %	31%	14%	25%

	Q1 2024
($ in Millions)	CCG	DCAI	Total
Revenue	$8,273	$3,828	$12,101
Cost of sales	4,004	1,745	5,749
Operating expenses	1,447	1,666	3,113
Operating income	$2,822	$417	$3,239
Operating margin %	34%	11%	27%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary

Q1 2025 vs. Q1 2024
Total Intel Products revenue was $11.8 billion in Q1 2025, down $346 million from Q1 2024.
▪CCG revenue decreased $644 million from Q1 2024. Client revenue (collectively notebook and desktop) was $6.5 billion in Q1 2025, down $599 million from Q1 2024, primarily due to lower Q1 2025 client volume resulting from incremental customer incentives offered to certain customers in Q1 2024. Client ASPs in Q1 2025 were roughly flat with Q1 2024. Other CCG revenue was $1.1 billion, down $45 million from Q1 2024.
▪DCAI revenue increased $298 million from Q1 2024, primarily due to an increase in Q1 2025 product revenue from higher edge processing unit demand and higher Q1 2025 server revenue, primarily due to higher hyperscale customer-related demand which contributed to an increase in server volume of 16% and a decrease in server ASPs of 10% from Q1 2024.

MD&A	25

Operating Segment Cost of Sales and Operating Expenses Summary

Q1 2025 vs. Q1 2024
Cost of Sales
Total Intel Products cost of sales was $6.3 billion in Q1 2025, up $594 million from Q1 2024.
▪CCG cost of sales decreased $20 million from Q1 2024, primarily driven by lower client sales volume in Q1 2025, substantially offset by higher period charges driven by lower sell-through of previously reserved inventory in Q1 2025.
▪DCAI cost of sales increased $614 million from Q1 2024, primarily driven by higher period charges as a result of Gaudi AI accelerator inventory reserves taken in Q1 2025, higher server unit costs from an increased mix of Intel 7 and Intel 3 products sold in Q1 2025 and higher server sales volume in Q1 2025.
Operating Expenses
Total Intel Products operating expenses were $2.5 billion, down $637 million from Q1 2024, primarily driven by lower payroll related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan and the effects of various other cost-reduction measures.
▪CCG operating expenses decreased $163 million from Q1 2024.
▪DCAI operating expenses decreased $474 million from Q1 2024.
Intel Foundry
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

Intel Foundry Financial Performance1

($ in Millions)	Q1 2025	Q1 2024
Revenue	$4,667	$4,356
Cost of sales	5,946	5,617
Operating expenses	1,041	1,180
Operating loss	$(2,320)	$(2,441)
Operating loss %	(50)%	(56)%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary

Q1 2025 vs. Q1 2024
Revenue was $4.7 billion in Q1 2025, up $311 million from Q1 2024. Intersegment revenue was $4.6 billion, up $293 million from Q1 2024, primarily driven by higher back-end services and higher wafer volume from our Intel 3 and Intel 4 leading edge process nodes. External revenue was $31 million, up $18 million from Q1 2024.

Operating Segment Cost of Sales and Operating Expenses Summary

Q1 2025 vs. Q1 2024
Cost of Sales
Cost of sales was $5.9 billion in Q1 2025, up $329 million from Q1 2024, primarily driven by higher intersegment cost of goods sold from ramping advanced technologies, higher sales volume, and higher period charges primarily related to intersegment inventory reserves taken in Q1 2025.

Operating Expenses
Operating expenses were $1.0 billion in Q1 2025, down $139 million from Q1 2024, primarily driven by lower payroll related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan and the effects of various other cost-reduction measures.

MD&A	26

All Other
Our "all other" category includes the results of operations from other non-reportable segments not otherwise presented, including our Altera and Mobileye businesses, our IMS business, start-up businesses that support our initiatives, and historical results of operations from divested businesses. Altera offers programmable semiconductors, primarily FPGAs, and related products, for a broad range of applications across our embedded, communications, cloud, enterprise, and defense and aerospace market segments. On April 14, 2025, we signed a transaction agreement with SLP VII Gryphon Aggregator, L.P., an affiliate of Silver Lake Partners, to sell 51% of all issued and outstanding common stock of Altera. The transaction is expected to close in the second half of 2025. Mobileye is a global leader in driving assistance and self-driving solutions, with a product portfolio designed to encompass the entire stack required for assisted and autonomous driving, including compute platforms, computer vision, and machine learning-based perception, mapping and localization, driving policy, and active sensors in development. IMS specializes in developing and manufacturing multi-beam mask writing tools.
All Other Financial Performance1

($ in Millions)	Q1 2025	Q1 2024
Revenue	$943	$643
Cost of sales	396	341
Operating expenses	444	472
Operating income (loss)	$103	$(170)
Operating margin (loss) %	11%	(26)%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segments Revenue Summary

Q1 2025 vs. Q1 2024
All other revenue was $943 million, up $300 million from Q1 2024. Mobileye revenue was $438 million, up $199 million from Q1 2024 as customer inventory levels improved compared to higher levels in Q1 2024. Altera revenue was $368 million, up $26 million from Q1 2024.

Operating Segments Cost of Sales and Operating Expenses Summary

Q1 2025 vs. Q1 2024
Cost of Sales
Total all other cost of sales was $396 million, up $55 million from Q1 2024, primarily driven by higher Q1 2025 Mobileye revenue.
Operating Expenses
All other operating expenses were $444 million, down $28 million from Q1 2024.

MD&A	27

Consolidated Condensed Results of Operations

	Q1 2025		Q1 2024
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$12,667	100.0%	$12,724	100.0%
Cost of sales	7,995	63.1%	7,507	59.0%
Gross margin	4,672	36.9%	5,217	41.0%
Research and development	3,640	28.7%	4,382	34.4%
Marketing, general, and administrative	1,177	9.3%	1,556	12.2%
Restructuring and other charges	156	1.2%	348	2.7%
Operating income (loss)	(301)	(2.4)%	(1,069)	(8.4)%
Gains (losses) on equity investments, net	(112)	(0.9)%	205	1.6%
Interest and other, net	(173)	(1.4)%	145	1.1%
Income (loss) before taxes	(586)	(4.6)%	(719)	(5.7)%
Provision for (benefit from) taxes	301	2.4%	(282)	(2.2)%
Net income (loss)	(887)	(7.0)%	(437)	(3.4)%
Less: net income (loss) attributable to non-controlling interests	(66)	(0.5)%	(56)	(0.4)%
Net income (loss) attributable to Intel	$(821)	(6.5)%	$(381)	(3.0)%
Earnings (loss) per share attributable to Intel—diluted	$(0.19)		$(0.09)

MD&A	28

Consolidated Revenue

Consolidated Revenue Walk $B1

Q1 2025 vs. Q1 2024
Our Q1 2025 revenue was $12.7 billion, roughly flat with Q1 2024. Intel Products revenue decreased 3% primarily due to lower CCG revenue, partially offset by higher DCAI revenue. CCG revenue decreased 8% from Q1 2024, primarily due to lower client revenue driven by lower Q1 2025 client volumes that were primarily attributable to the absence of incremental purchasing incentives offered to certain customers in Q1 2024. DCAI revenue increased 8% from Q1 2024, primarily driven by an increase in product revenue from higher edge processing unit demand and higher server revenue, primarily due to higher hyperscale customer-related demand. All other revenue increased 47% from Q1 2024, primarily driven by higher Mobileye revenue, as customer inventory levels improved compared to higher levels in Q1 2024.
Incentives offered to certain customers to accelerate purchases and to strategically position our products with customers for market segment share purposes, particularly in CCG, contributed approximately $1.6 billion to our revenue during Q1 2024. These incentives were insignificant in Q1 2025.

1 Excludes intersegment revenue; totals may not sum due to rounding.

MD&A	29

Consolidated Gross Margin
We derived a majority of our consolidated gross margin in Q1 2025 and Q1 2024 from our Intel Products business sales through our CCG and DCAI operating segments.

Gross Margin $B
(Percentages in chart indicate gross margin as a percentage of total revenue)

Q1 2025 vs. Q1 2024
Our consolidated gross margin in Q1 2025 decreased by $545 million, or 10%, compared to Q1 2024, primarily driven by higher period charges as a result of Gaudi AI accelerator inventory reserves taken in Q1 2025.

MD&A	30

Consolidated R&D and MG&A Expenses
Total R&D and MG&A expenses for Q1 2025 were $4.8 billion, down 19% from Q1 2024. These expenses represent 38.0% of revenue for Q1 2025 and 46.7% of revenue for Q1 2024. In support of our strategy, described in our 2024 Form 10-K, we continue to make significant investments to accelerate our process technology roadmap. As a result of our 2024 Restructuring Plan and related cost-reduction measures, we expect a decrease in total R&D and MG&A expenses in 2025 relative to recent historical periods as we focus investments in R&D and create capacity for sustained investment in technology and manufacturing.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q1 2025 vs. Q1 2024

R&D decreased by $742 million, or 17%, compared to Q1 2024 primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan, as well as the effects of various other cost-reduction measures and lower share-based compensation.

Marketing, General, and Administrative
Q1 2025 vs. Q1 2024

MG&A decreased by $379 million, or 24%, compared to Q1 2024 primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan, as well as the effects of various other cost-reduction measures and lower share-based compensation.

MD&A	31

Restructuring and Other Charges

(In Millions)	Q1 2025	Q1 2024
Employee severance and benefit arrangements	$142	$129
Litigation charges and other	11	—
Asset impairment charges	3	219
Total restructuring and other charges	$156	$348
In Q3 2024, the 2024 Restructuring Plan was announced, subsequently approved and committed to by our management team, and initiated to implement cost-reduction measures, including reductions in employee headcount, other operating expenditures, and capital expenditures (see "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements). We expect to amend our 2024 Restructuring Plan in Q2 2025 for additional actions that we expect to take. We expect that our 2024 Restructuring Plan, in conjunction with other initiatives, will reduce our cost structure while we continue our investments to develop, manufacture, market, sell, and deliver product and process initiatives in furtherance of our strategy. We expect actions pursuant to the 2024 Restructuring Plan to be substantially complete by the fourth quarter of 2025, which is subject to change. Any changes to the estimates or timing will be reflected in our results of operations.
Employee severance and benefit arrangements includes charges relating to the 2024 Restructuring Plan of $142 million in Q1 2025. The charges in Q1 2024 related to other actions taken to streamline operations and to reduce costs.
Asset impairment charges includes a non-cash goodwill impairment related to our Intel Foundry reporting unit of $222 million in Q1 2024. Refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for further information.
Gains (Losses) on Equity Investments and Interest and Other, Net

(In Millions)	Q1 2025	Q1 2024
Unrealized gains (losses) on marketable equity investments	$(292)	$253
Unrealized gains (losses) on non-marketable equity investments[1]	—	24
Impairment charges	(105)	(69)
Unrealized gains (losses) on equity investments, net	(397)	208
Realized gains (losses) on sales of equity investments, net	285	(3)
Gains (losses) on equity investments, net	$(112)	$205
Interest and other, net	$(173)	$145
1 Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.

In Q1 2025, mark-to-market losses for marketable equity investments were primarily driven by share price declines related to our investment in Montage, which were offset by open market sales during the quarter.

In Q1 2024, gains (losses) on equity investments, net were primarily driven by a $410 million mark-to-market gain related to our interest in Astera Labs, Inc.
Provision for (Benefit from) Taxes

($ In Millions)	Q1 2025	Q1 2024
Income (loss) before taxes	$(586)	$(719)
Provision for (benefit from) taxes	$301	$(282)
Effective tax rate	(51.4)%	39.2%
In Q1 2025, our provision for income taxes was determined using our estimated annual effective tax rate, adjusted for discrete items, applied to our year-to-date measure of ordinary income (loss) before taxes, which reflects our jurisdictional mix of ordinary income and losses, including the valuation allowance applied to U.S. deferred tax balances.
In Q1 2024, our benefit from income taxes was determined using an actual annual effective tax rate, adjusted for discrete items, as we were unable to make a reliable estimate of our annual effective tax rate as a result of fluctuations in forecasted annual income and the effects of being taxed in multiple tax jurisdictions.

MD&A	32

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Mar 29, 2025	Dec 28, 2024
Cash and cash equivalents	$8,947	$8,249
Short-term investments	12,101	13,813
Total cash and short-term investments	$21,048	$22,062
Total debt	$50,151	$50,011

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and total cash and short-term investments as shown in the preceding table, are our primary sources of liquidity for funding our strategic business requirements. These sources are further supplemented by our committed credit facilities and other borrowing capacity and certain other Smart Capital initiatives that we have undertaken. Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; investments in our product roadmap; working capital requirements; partner distributions to our non-controlling interest holders; and strategic investments. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology. These plans include expanding existing operations in Arizona, New Mexico, and Oregon, and investing in a new leading-edge manufacturing facility in Ohio. They may also include longer-term projects, certain of which we have currently put on hold or slowed the completion of, including a new leading-edge manufacturing facility, a new assembly and test facility, and a new advanced packaging facility, among others.
In November 2024, we signed a Direct Funding Agreement with the US Department of Commerce for the award of $7.9 billion in government incentives pursuant to the CHIPS Act, from which we received $1.1 billion of cash in Q1 2025. We expect to continue to benefit from government incentives, though recent US government actions create uncertainty regarding timing of the US government fulfilling its obligation under our CHIPS Act agreements, and supporting future awards in the US. These government incentives typically require that we make significant capital investments in new facilities or expand existing facilities, and our related workforce. To the extent we delay or cancel any such projects or otherwise are unable or fail to comply with the terms of the agreements, there may be a delay in our receipt of, or we may forfeit or be required to repay, the associated government incentives.
In Q1 2025, we closed the second phase of our NAND memory business divestiture and received $1.9 billion of cash proceeds, net of certain adjustments. See "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information.
Our total cash and short-term investments and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity, among other factors, for our strategic business requirements. These actions can include, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the amounts and timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices, and selling certain of our accounts receivables on a non-recourse basis to third-party financial institutions. While such actions have benefited, and may further benefit, cash flow in the near term, we may experience a corresponding detriment to cash flow in future periods as these actions cease or as the impacts of these actions reverse or normalize.
In Q1 2025, we amended our 364-day $8.0 billion credit facility agreement to $5.0 billion and the maturity date was extended by one year to January 2026. Additionally, we have access to our $7.0 billion revolving credit facility, which remains available until February 2029. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of March 29, 2025, we had $1.5 billion of commercial paper obligations outstanding and no outstanding borrowings on the revolving credit facilities. See "Note 10: Borrowings" within Notes to Consolidated Condensed Financial Statements for further information. As part of our ongoing capital management strategy to optimize our debt portfolio and reduce interest expense, we may utilize make-whole provisions, tender offers or open market repurchases to repurchase our debt prior to maturity. In Q1 2025 and Q1 2024, we did not extinguish any debt prior to maturity.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments were in investment-grade securities.

MD&A	33

Cash flows from operating, investing, and financing activities were as follows:

	Three Months Ended
(In Millions)	Mar 29, 2025	Mar 30, 2024
Net cash provided by (used for) operating activities	$813	$(1,223)
Net cash provided by (used for) investing activities	81	(2,563)
Net cash provided by (used for) financing activities	(196)	3,630
Net increase (decrease) in cash and cash equivalents	$698	$(156)
Operating Activities
Operating cash flows consist of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash was provided by operations in the first three months of 2025 compared to cash used for operations in the first three months of 2024 and was primarily due to more favorable changes in working capital as well as higher favorable operating cash flow adjustments for non-cash items, which were offset by lower net income in the first three months of 2025 compared to the first three months of 2024.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; proceeds from divestitures; and proceeds from capital-related government incentives.
Cash was provided by investing activities in the first three months of 2025 compared to cash used for investing activities in the first three months of 2024 and was primarily due to lower purchases of short-term investments, proceeds from the divestiture of our NAND memory business, and other cash favorable investing activity in the first three months of 2025. These cash favorable movements were partially offset by lower maturities and sales of short-term investments in the first three months of 2025 compared to the first three months of 2024.
Financing Activities
Financing cash flows consist primarily of proceeds from strategic initiatives including partner contributions and equity-related issuances, issuance and repayment of short-term and long-term debt, and financing for capital expenditures with extended payment terms.
Cash was used for financing activities in the first three months of 2025 compared to cash provided by financing activities in the first three months of 2024 and was primarily due to a net cash decrease in debt-related proceeds, higher capital expenditures with extended payment terms, higher debt repayments, and other cash unfavorable financing activity in the first three months of 2025. These cash unfavorable movements were partially offset by increased partner contributions and no dividend payments in the first three months of 2025 compared to the first three months of 2024.

MD&A	34

Risk Factors and Other Key Information

Risk Factors
The risks described in "Risk Factors" within Other Key Information in our 2024 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. In addition to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and Supplemental Details sections, we have provided an additional risk factor below regarding uncertainties surrounding international trade policies and the impact they could have on our financial results.
Recently elevated geopolitical tensions, volatility and uncertainty with respect to international trade policies, including tariffs and export controls, may have a material adverse impact on our business, the markets in which we compete and the world economy.
In recent months, markets, businesses and consumers have reacted adversely to geopolitical tensions, volatility and uncertainty in international trade policies. Among other things, significant new and expanded tariffs, reciprocal tariffs, and other trade restrictions, have been imposed and modified, and selective tariff exemptions granted, often suddenly and with little notice, impacting a broad range of raw materials and goods, and global trade more generally. In particular, tariffs and other trade restrictions between the US and China have escalated dramatically and included high tariff and reciprocal tariff rates, the imposition of enhanced US export controls on high performance integrated circuits designed to limit access to such semiconductors in China, the imposition by China of tariffs applying to US-origin semiconductors such as those manufactured by us in the US, while exempting semiconductors manufactured outside the US, as is the case with our fabless competitors, and limitations by China on the export of rare earth minerals critical to the functioning of a range of technology products and processes and where China is the primary source of global supply. The US government has signaled it may impose future additional tariffs related to semiconductors. As a US-based semiconductor manufacturer that designs and manufactures a significant portion of our products domestically, a significant portion of our revenue is derived from sales to customers that assemble computer products in Asia for consumption by consumers and businesses globally. In fiscal 2024, consolidated net revenue from sales (based on billing location of the customer) to China and other foreign markets was 29% and 46%, respectively. We have been and may continue to be disadvantaged in or lose access to such international markets as a result of tariffs, export controls, or other trade policies, and the mitigation measures we have taken or may take in the future, including potential re-balancing of our manufacturing between regions, may not be effective or able to be effectuated in a timely manner, or at all. To the extent our customers, including multinational companies, assemble computer products in China and other foreign markets and sell them into the US end market, the imposition of tariffs in the US could adversely affect demand for their computer products, which could in turn adversely affect demand for our semiconductors. Further, our supply chain depends on globally sourced components and raw materials, including various rare earth minerals, that may become difficult or more costly to obtain, which may impair our ability to manufacture our products and increase our costs. We may be unable to fully or even partially pass along any increased costs to our customers, especially where we may be disproportionately impacted as compared to our competitors or where demand for semiconductor products is adversely impacted. The continuation, increase or expansion of tariffs and other trade restrictions, as well as continued or increased geopolitical tensions, volatility and uncertainty with respect to trade and other policies, particularly between the US and China, both directly and through their impacts on business and consumer sentiment and spending, currency exchange and interest rates, debt, equity and commodity prices, inflation, financing markets, international relations, and economic conditions globally, could have a material adverse impact on our revenue, operations, financial position, including cash flows and access to financing, cost structure, competitiveness, supply chain logistics, product demand and pricing, and profitability, and may increase the likelihood, or amplify the impacts, of other risks, including those highlighted in the Risk Factors section of our 2024 Form 10-K.
Quantitative and Qualitative Disclosures About Market Risk
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 28, 2024, and updated that analysis as of March 29, 2025, to determine whether material changes in market risks pertaining to currency and interest rates or equity and commodity prices have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2024 Form 10-K. Risks related to changes in international trade policies, including tariffs and export controls, particularly those involving the United States and China are described under “Risk Factors.”

Other Key Information	35

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending March 29, 2025. As of March 29, 2025, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 29, 2025, no such plans or arrangements were adopted or terminated, including by modification.
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

Other Key Information	36

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
10.1†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for annual performance-based RSUs granted to senior executives on or after January 1, 2025)					X
10.2†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for annual RSUs granted to senior executives on or after January 1, 2025)					X
10.3†	Intel Corporation Form of Restricted Stock Unit Grant Agreement under the 2006 Equity Incentive Plan (for annual performance-based RSUs granted to Lip-Bu Tan)					X
10.4†	Intel Corporation Form of Option Agreement under the 2006 Equity Incentive Plan (for annual stock options granted to Lip-Bu Tan)					X
10.5†	Intel Corporation Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for new hire performance-based RSUs granted to Lip-Bu Tan on March 18, 2025)					X
10.6†	Intel Corporation Option Agreement under the 2006 Equity Incentive Plan (for new hire performance-based stock options granted to Lip-Bu Tan on March 18, 2025)					X
10.7†	Offer Letter between Intel Corporation and Justin Hotard dated, December 15, 2023					X
10.8†	Letter Agreement with Michelle Johnston Holthaus executed on February 28, 2025	8-K	000-06217	10.1	2/28/2025
10.9†	Offer Letter between Intel Corporation and Lip-Bu Tan dated, March 10, 2025	8-K	000-06217	10.1	3/14/2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	37

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 24
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Liquidity and capital resources	Pages 33 - 34
	Results of operations	Pages 25 - 32
	Critical accounting estimates	Page 25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 35
Item 4.	Controls and Procedures	Page 36

Part II - Other Information
Item 1.	Legal Proceedings	Pages 20 - 23
Item 1A.	Risk Factors	Page 35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 36
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Rule 10b5-1 Trading Arrangements	Page 36
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 36
Item 6.	Exhibits	Page 37

Signatures		Page 39

Other Key Information	38

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 24, 2025	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	April 24, 2025	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

39