Form 10-Q
period 2025-06-28
INTEL CORP
filed 2025-07-24
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 28, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 18, 2025, the registrant had outstanding 4,377 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate", "achieve", "aim", "ambitions", "anticipate", "believe", "committed", "continue", "could", "designed", "estimate", "expect", "forecast", "future", "goals", "grow", "guidance", "intend", "likely", "may", "might", "milestones", "next generation", "objective", "on track", "opportunity", "outlook", "pending", "plan", "position", "possible", "potential", "predict", "progress", "ramp", "roadmap", "seek", "should", "strive", "targets", "to be", "upcoming", "will", "would", and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
▪our business plans and strategy and anticipated benefits therefrom, including with respect to our intentions and expectations for Intel 14A, our IDM strategy, our Smart Capital strategy, our partnerships with Apollo and Brookfield, our internal foundry model, our updated reporting structure, and our AI strategy;
▪projections of our future financial performance, including future revenue, gross profits, capital expenditures, and cash flows;
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
▪our anticipated growth, future market share, customer demand, and trends in our businesses and operations;
▪projected growth and trends in markets relevant to our businesses;
▪anticipated trends and impacts related to industry component, substrate, and foundry capacity utilization, shortages, and constraints;
▪expectations regarding government incentives, policies, and priorities;
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
▪a potential pause or discontinuation of our pursuit of Intel 14A and other next generation leading-edge process technologies if we are unable to secure a significant external customer for Intel 14A;
▪implementing new business strategies and investing in new businesses and technologies;
▪changes in demand for our products;

1

▪macroeconomic conditions and geopolitical tensions and conflicts, including geopolitical and trade tensions between the US and China, the impacts of Russia's war on Ukraine, tensions and conflict affecting Israel and the Middle East, and rising tensions between mainland China and Taiwan;
▪the evolving market for products with AI capabilities;
▪our complex global supply chain supporting our manufacturing facilities and incorporating external foundries, including from disruptions, delays, trade tensions and conflicts, or shortages;
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
▪changes in our effective tax rate and applicable tax regimes;
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
* Other names and brands may be claimed as the property of others.

2

Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Net revenue	$12,859	$12,833	$25,526	$25,557
Cost of sales	9,317	8,286	17,312	15,793
Gross profit	3,542	4,547	8,214	9,764
Research and development	3,684	4,239	7,324	8,621
Marketing, general, and administrative	1,144	1,329	2,321	2,885
Restructuring and other charges	1,890	943	2,046	1,291
Operating expenses	6,718	6,511	11,691	12,797
Operating income (loss)	(3,176)	(1,964)	(3,477)	(3,033)
Gains (losses) on equity investments, net	502	(120)	390	85
Interest and other, net	(95)	80	(268)	225
Income (loss) before taxes	(2,769)	(2,004)	(3,355)	(2,723)
Provision for (benefit from) taxes	255	(350)	556	(632)
Net income (loss)	(3,024)	(1,654)	(3,911)	(2,091)
Less: net income (loss) attributable to non-controlling interests	(106)	(44)	(172)	(100)
Net income (loss) attributable to Intel	$(2,918)	$(1,610)	$(3,739)	$(1,991)
Earnings (loss) per share attributable to Intel—basic	$(0.67)	$(0.38)	$(0.86)	$(0.47)
Earnings (loss) per share attributable to Intel—diluted	$(0.67)	$(0.38)	$(0.86)	$(0.47)
Weighted average shares of common stock outstanding:
Basic	4,369	4,267	4,356	4,254
Diluted	4,369	4,267	4,356	4,254
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Income	3

Consolidated Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
(In Millions; Unaudited)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Net income (loss)	$(3,024)	$(1,654)	$(3,911)	$(2,091)
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	550	(153)	775	(481)
Actuarial valuation and other pension benefits (expenses), net	—	—	1	—
Translation adjustments and other	1	(1)	—	—
Other comprehensive income (loss)	551	(154)	776	(481)
Total comprehensive income (loss)	(2,473)	(1,808)	(3,135)	(2,572)
Less: comprehensive income (loss) attributable to non-controlling interests	(106)	(44)	(172)	(100)
Total comprehensive income (loss) attributable to Intel	$(2,367)	$(1,764)	$(2,963)	$(2,472)

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income	4

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Jun 28, 2025	Dec 28, 2024
Assets
Current assets:
Cash and cash equivalents	$9,643	$8,249
Short-term investments	11,563	13,813
Accounts receivable, net	2,360	3,478
Inventories	11,377	12,198
Other current assets	8,432	9,586
Total current assets	43,375	47,324

Property, plant, and equipment, net of accumulated depreciation of $103,572 ($102,193 as of December 28, 2024)	109,510	107,919
Equity investments	5,383	5,383
Goodwill	23,912	24,693
Identified intangible assets, net	3,057	3,691
Other long-term assets	7,283	7,475
Total assets	$192,520	$196,485

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,666	$12,556
Accrued compensation and benefits	4,249	3,343
Short-term debt	6,731	3,729
Income taxes payable	887	1,756
Other accrued liabilities	12,433	14,282
Total current liabilities	34,966	35,666

Debt	44,026	46,282
Other long-term liabilities	7,777	9,505
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,377 issued and outstanding (4,330 issued and outstanding as of December 28, 2024)	52,334	50,949
Accumulated other comprehensive income (loss)	65	(711)
Retained earnings	45,484	49,032
Total Intel stockholders' equity	97,883	99,270
Non-controlling interests	7,868	5,762
Total stockholders' equity	105,751	105,032
Total liabilities and stockholders’ equity	$192,520	$196,485

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
(In Millions; Unaudited)	Jun 28, 2025	Jun 29, 2024
Cash and cash equivalents, beginning of period	$8,249	$7,079
Cash flows provided by (used for) operating activities:
Net income (loss)	(3,911)	(2,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,213	4,403
Share-based compensation	1,348	1,959
Restructuring and other charges	382	219
Amortization of intangibles	474	717
(Gains) losses on equity investments, net	(390)	(84)
Deferred taxes	106	(1,339)
Impairments and net (gain) loss on retirement of property, plant, and equipment	482	126
Changes in assets and liabilities:
Accounts receivable	1,004	272
Inventories	99	(116)
Accounts payable	114	181
Accrued compensation and benefits	1,022	(1,015)
Income taxes	(1,338)	(835)
Other assets and liabilities	(1,742)	(1,328)
Total adjustments	6,774	3,160
Net cash provided by (used for) operating activities	2,863	1,069
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(8,733)	(11,652)
Proceeds from capital-related government incentives	964	699
Purchases of short-term investments	(5,730)	(17,634)
Maturities and sales of short-term investments	8,575	17,214
Proceeds from divestitures	1,935	—
Other investing	984	(355)
Net cash provided by (used for) investing activities	(2,005)	(11,728)
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	3,493	5,804
Repayment of commercial paper	(1,496)	(2,609)
Partner contributions	2,238	11,861
Additions to property, plant, and equipment	(1,962)	—
Issuance of long-term debt, net of issuance costs	—	2,975
Repayment of debt	(1,500)	(2,288)
Proceeds from sales of common stock through employee equity incentive plans	491	631
Payment of dividends to stockholders	—	(1,063)
Other financing	(678)	(444)
Net cash provided by (used for) financing activities	586	14,867
Net increase (decrease) in cash and cash equivalents	1,444	4,208
Cash and cash equivalents, end of period[1]	$9,693	$11,287

Non-cash supplemental disclosures:
Acquisition of property, plant, and equipment[2]	$5,155	$5,544
Recognition of capital-related government incentives	$1,452	$1,281
Cash paid during the period for:
Interest, net of capitalized interest	$514	$488
Income taxes, net of refunds	$1,793	$1,555
1.Includes cash recorded within other current assets on the Consolidated Condensed Balance Sheets relating to Altera cash held for sale. Refer to "Note 9: Divestitures" for additional information.
2.Includes $960 million with extended payment terms of greater than 90 days in the six months ended June 28, 2025.

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings[1]	Non-Controlling Interests	Total
	Shares	Amount
Three Months Ended

Balance as of March 29, 2025	$4,362	$51,920	$(486)	$48,322	$6,657	$106,413
Net income (loss)	—	—	—	(2,918)	(106)	(3,024)
Other comprehensive income (loss)	—	—	551	—	—	551
Net proceeds from partner contributions	—	—	—	—	1,283	1,283
Partner distributions	—	—	—	—	(33)	(33)
Employee equity incentive plans and other	20	—	—	—	—	—
Share-based compensation	—	597	—	—	67	664
Restricted stock unit withholdings	(5)	(183)	—	80	—	(103)
Balance as of June 28, 2025	$4,377	$52,334	$65	$45,484	$7,868	$105,751

Balance as of March 30, 2024	$4,257	$38,291	$(542)	$68,224	$4,783	$110,756
Net income (loss)	—	—	—	(1,610)	(44)	(1,654)
Other comprehensive income (loss)	—	—	(154)	—	—	(154)
Net proceeds from partner contributions	—	11,012	—	—	426	11,438
Employee equity incentive plans and other	26	5	—	—	—	5
Share-based compensation	—	740	—	—	40	780
Restricted stock unit withholdings	(7)	(285)	—	82	—	(203)
Cash dividends declared ($0.13 per share of common stock)	—	—	—	(534)	—	(534)
Balance as of June 29, 2024	$4,276	$49,763	$(696)	$66,162	$5,205	$120,434

Six Months Ended

Balance as of December 28, 2024	$4,330	$50,949	$(711)	$49,081	$5,762	$105,081
Net income (loss)	—	—	—	(3,739)	(172)	(3,911)
Other comprehensive income (loss)	—	—	776	—	—	776
Net proceeds from partner contributions	—	(2)	—	—	2,240	2,238
Partner distributions	—	—	—	—	(91)	(91)
Employee equity incentive plans and other	56	491	—	—	—	491
Share-based compensation	—	1,219	—	—	129	1,348
Restricted stock unit withholdings	(9)	(323)	—	142	—	(181)
Balance as of June 28, 2025	$4,377	$52,334	$65	$45,484	$7,868	$105,751

Balance as of December 30, 2023	$4,228	$36,649	$(215)	$69,156	$4,375	$109,965
Net income (loss)	—	—	—	(1,991)	(100)	(2,091)
Other comprehensive income (loss)	—	—	(481)	—	—	(481)
Net proceeds from partner contributions	—	11,012	—	—	849	11,861
Employee equity incentive plans and other	58	631	—	—	—	631
Share-based compensation	—	1,878	—	—	81	1,959
Restricted stock unit withholdings	(10)	(407)	—	60	—	(347)
Cash dividends declared ($0.25 per share of common stock)	—	—	—	(1,063)	—	(1,063)
Balance as of June 29, 2024	$4,276	$49,763	$(696)	$66,162	$5,205	$120,434
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
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2024 Form 10-K, which includes additional information on our significant accounting policies, as well as the methods and assumptions used in our estimates. The critical accounting estimates discussed in this Form 10-Q supplement the significant accounting policies outlined in "Note 2: Accounting Policies" within Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
We made certain reclassifications within our Consolidated Condensed Financial Statements, and, in certain cases, adjusted prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income (loss), cash flows, or stockholders' equity.

Note 2 :	Operating Segments
In the first quarter of 2025, we made an organizational change to integrate our Networking and Edge (NEX) business into CCG and DCAI and modified our segment reporting to align to this and certain other business reorganizations. All prior period segment data has been retrospectively adjusted to reflect the way our CODM internally receives information and manages and monitors our operating segment performance starting in fiscal year 2025. There are no changes to our Consolidated Financial Statements for any prior periods.
We organize and manage our business as follows:
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
Intel Foundry
▪Segment revenue: Consists substantially of intersegment product and services revenue for wafer fabrication, substrates and other related products, and services sold to Intel Products, Altera, and certain other Intel internal businesses. We recognize intersegment revenue based on the completion of performance obligations. Product revenue is recognized upon transfer of ownership, which is generally at the completion of wafer sorting. Backend service revenue is recognized upon the completion of assembly and test milestones, which approximates the recognition of revenue over the service period. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third-party foundry and assembly and test revenues from external customers that totaled $22 million in the three months ended June 28, 2025 and $53 million in the first six months of 2025, compared to $39 million in the three months ended June 29, 2024, and $52 million in the first six months of 2024.

Financial Statements	Notes to Financial Statements	8

▪Segment expenses: Consists of direct expenses for technology development, product manufacturing and services provided by Intel Foundry to internal and external customers, allocated expenses as described below, and direct operating expenses. Direct expenses for product manufacturing include excess capacity charges, if any.
All Other
Our "all other" category includes the results of operations from other non-reportable segments not otherwise presented, including our Altera and Mobileye businesses, our IMS business, start-up businesses that support our initiatives, and historical results of operations from divested businesses. The financial results of our all other category include intersegment product and services revenue and intersegment expenses primarily between our Altera and Intel Foundry segments. On April 14, 2025, we entered into an agreement to sell 51% of all issued and outstanding common stock of Altera, a wholly owned subsidiary. The transaction is expected to close in the second half of 2025, subject to regulatory approvals and other customary closing conditions. See "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information.
We allocate operating expenses from our sales and marketing group to the Intel Products operating segments and allocate substantially all our operating expenses from our general and administration groups to our reportable operating segments.
We estimate that the substantial majority of our consolidated depreciation expense in the first six months of 2025 and 2024 was incurred by Intel Foundry. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products or other customers. As a result, it is impracticable to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss).
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
▪interest and other income; and
▪income taxes.
Our Chief Executive Officer is our CODM. The CODM uses segment revenue and segment operating income (loss) to evaluate each segment's performance and allocate resources. These financial measures are utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments, and personnel across all operating segments. Segment operating results regularly reviewed by our CODM also include total cost of sales and operating expenses directly attributable to each segment. Prior to the second quarter of 2025, our CODM regularly reviewed cost of sales and operating expenses, on a discrete basis, attributable to each segment. We have recast prior period segment operating results to reflect the significant segment-level expenses as currently reviewed by our CODM. We centrally manage all procurement, treasury, and asset management functions across the enterprise and do not maintain separate balance sheets by segment within our systems of record, nor does our CODM receive total asset information by segment for purposes of assessing segment performance and allocating resources.
Intersegment eliminations: Intersegment sales and related gross profit on inventory recorded at the end of the period or sold through to third-party customers is eliminated for consolidation purposes. The Intel Products operating segments and Intel Foundry are meant to reflect separate fabless semiconductor and foundry companies, respectively. Thus, certain intersegment activity is captured within the intersegment eliminations upon consolidation and presented at the Intel consolidated level. This activity primarily relates to inventory reserves, which are determined and recorded based on our accounting policies for Intel as a whole but are only recorded by the Intel Products operating segments upon transfer of inventory from Intel Foundry. If a reserve is identified which relates to neither Intel Products operating segments nor Intel Foundry, the reserve is recognized as activity within the intersegment eliminations for Intel on a consolidated basis.
Reporting units and goodwill reallocation: As a result of modifying our segment reporting in the first quarter of 2025, we reallocated goodwill among our affected reporting units, which generally align to our operating segment structure, on a relative fair value basis. We performed a goodwill impairment assessment for each of our reporting units immediately before and after our business reorganization, concluding that goodwill was not impaired.
As a result of modifying our segment reporting in the first quarter of 2024, we reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a quantitative goodwill impairment assessment for each of our reporting units immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of our post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $222 million in the first quarter of 2024 related to our new Intel Foundry reporting unit as the estimated fair value of the new reporting unit was lower than the assigned carrying value. Intel Foundry had no remaining allocated goodwill as of March 30, 2024, or for any subsequent reporting period.

Financial Statements	Notes to Financial Statements	9

Net revenue, cost of sales and operating expenses, and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Jun 28, 2025
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$7,871	$3,939	$11,810	$4,417	$1,053	$—	$(4,421)	$12,859
Cost of sales and operating expenses	5,818	3,306	9,124	7,585	984	2,755	(4,413)	16,035
Operating income (loss)	$2,053	$633	$2,686	$(3,168)	$69	$(2,755)	$(8)	$(3,176)

	Three Months Ended
(In Millions)	Jun 29, 2024
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$8,143	$3,805	$11,948	$4,282	$881	$—	$(4,278)	$12,833
Cost of sales and operating expenses	5,502	3,563	9,065	7,084	927	1,708	(3,987)	14,797
Operating income (loss)	$2,641	$242	$2,883	$(2,802)	$(46)	$(1,708)	$(291)	$(1,964)

	Six Months Ended
(In Millions)	Jun 28, 2025
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$15,500	$8,065	$23,565	$9,084	$1,996	$—	$(9,119)	$25,526
Cost of sales and operating expenses	11,086	6,857	17,943	14,572	1,824	4,015	(9,351)	29,003
Operating income (loss)	$4,414	$1,208	$5,622	$(5,488)	$172	$(4,015)	$232	$(3,477)

	Six Months Ended
(In Millions)	Jun 29, 2024
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$16,416	$7,633	$24,049	$8,638	$1,524	$—	$(8,654)	$25,557
Cost of sales and operating expenses	10,953	6,974	17,927	13,881	1,740	3,895	(8,853)	28,590
Operating income (loss)	$5,463	$659	$6,122	$(5,243)	$(216)	$(3,895)	$199	$(3,033)

Financial Statements	Notes to Financial Statements	10

Corporate Unallocated Expenses
Corporate unallocated expenses include certain operating expenses not allocated to specific operating segments. The nature of these expenses may vary, but primarily consist of restructuring and other charges, share-based compensation, certain impairment charges, and certain acquisition-related costs.

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Acquisition-related costs	$119	$265	$270	$530
Share-based compensation	664	780	1,348	1,959
Restructuring and other charges[1]	1,890	943	2,046	1,291
Other	82	(280)	351	115
Total corporate unallocated expenses	$2,755	$1,708	$4,015	$3,895
1 See "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information.

Note 3 :	Non-Controlling Interests

	Non-Controlling Ownership %
	Jun 28, 2025	Jun 29, 2024
Ireland SCIP	49%	49%
Arizona SCIP	49%	49%
Mobileye	13%	12%
IMS	32%	32%

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS	Total
Non-controlling interests as of Dec 28, 2024	$61	$3,888	$1,672	$141	$5,762
Partner contributions	—	2,240	—	—	2,240
Partner distributions	(91)	—	—	—	(91)
Changes in equity of non-controlling interest holders	—	—	129	—	129
Net income (loss) attributable to non-controlling interests	98	(232)	(19)	(19)	(172)
Non-controlling interests as of Jun 28, 2025	$68	$5,896	$1,782	$122	$7,868

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS	Total
Non-controlling interests as of Dec 30, 2023	$—	$2,359	$1,838	$178	$4,375
Partner contributions	—	849	—	—	849
Changes in equity of non-controlling interest holders	—	—	81	—	81
Net income (loss) attributable to non-controlling interests	6	(56)	(33)	(17)	(100)
Non-controlling interests as of Jun 29, 2024	$6	$3,152	$1,886	$161	$5,205

Financial Statements	Notes to Financial Statements	11

Semiconductor Co-Investment Program
Ireland SCIP
We consolidate the results of an Irish limited liability company (Ireland SCIP), a VIE, into our Consolidated Condensed Financial Statements because we are the primary beneficiary. Generally, distributions will be received from Ireland SCIP based on each investor's respective ownership of Ireland SCIP, of which Intel's is 51%. Ireland SCIP has rights to factory output of an Intel owned wafer fabrication plant in Ireland (Fab 34) and rights to resell the factory output to us. We retain sole ownership of Fab 34 and we are engaged as the Fab 34 operator in exchange for variable payments from Ireland SCIP based on the related factory output. We are required to substantially complete construction of Fab 34 in accordance with contractual parameters and timelines or we will be required to pay delay-related liquidated damages to Apollo, the other investor, beginning in 2026, not to exceed $1.1 billion in total. Though we expect certain construction delays in the near term, we intend to complete construction of Fab 34. We will be required to purchase minimum quantities of the related factory output from Ireland SCIP, or we will be subject to certain volume-related damages payable to Ireland SCIP, beginning at the earlier of when construction is complete or the third quarter of 2027. As of June 28, 2025, other than cash and cash equivalents held by Ireland SCIP, most of the remaining assets and liabilities of Ireland SCIP were eliminated in our Consolidated Condensed Balance Sheets.
Arizona SCIP
We consolidate the results of an Arizona limited liability company (Arizona SCIP), a VIE, into our Consolidated Condensed Financial Statements because we are the primary beneficiary. Generally, contributions will be made to, and distributions will be received from Arizona SCIP based on our and Brookfield's proportional ownership of Arizona SCIP; we will be the sole operator and main beneficiary of two new chip factories that are being constructed by Arizona SCIP; and we will be required to both operate Arizona SCIP at minimum production levels (measured in wafer starts per week) and limit excess inventory held on site or we will be subject to certain volume-related damages payable to Arizona SCIP. The assets held by Arizona SCIP, which are not available to us as they can be used only to settle obligations of the VIE and substantially consisted of property, plant, and equipment, were $15.5 billion as of June 28, 2025 ($11.5 billion as of December 28, 2024). The remaining assets and liabilities of Arizona SCIP were eliminated in our Consolidated Condensed Balance Sheets.
Mobileye
On July 11, 2025, we converted 113.7 million of our Mobileye Class B shares into Class A shares. We subsequently sold 57.5 million of the Class A shares in a secondary offering, representing 7% of Mobileye's outstanding capital stock, for $16.50 per share and received net proceeds of $922 million. Concurrently, we sold 6.2 million of the Class A Shares directly to Mobileye. As we will continue to consolidate the results of Mobileye, the impact of their share repurchase was eliminated in our Consolidated Condensed Financial Statements.

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

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Net income (loss)	$(3,024)	$(1,654)	$(3,911)	$(2,091)
Less: net income (loss) attributable to non-controlling interests	(106)	(44)	(172)	(100)
Net income (loss) attributable to Intel	$(2,918)	$(1,610)	$(3,739)	$(1,991)
Weighted average shares of common stock outstanding—basic	4,369	4,267	4,356	4,254
Weighted average shares of common stock outstanding—diluted	4,369	4,267	4,356	4,254
Earnings (loss) per share attributable to Intel—basic	$(0.67)	$(0.38)	$(0.86)	$(0.47)
Earnings (loss) per share attributable to Intel—diluted	$(0.67)	$(0.38)	$(0.86)	$(0.47)
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

Financial Statements	Notes to Financial Statements	12

Due to our net losses in the three and six months ended June 28, 2025 and June 29, 2024, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, the assumed issuance of common stock under the stock purchase plan, and the assumed issuance of common stock associated with a contractual conversion feature, as applicable, had anti-dilutive effects on diluted loss per share and were excluded from the computations of diluted loss per share. In the three months ended June 28, 2025, securities that would have been anti-dilutive were insignificant and in the six months ended June 28, 2025, 158 million anti-dilutive shares were excluded from the computation of earnings (loss) per share. In the three and six months ended June 29, 2024, securities that would have been anti-dilutive were insignificant.

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $1.6 billion during the first six months of 2025 ($1.0 billion during the first six months of 2024). After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.
Inventories

(In Millions)	Jun 28, 2025	Dec 28, 2024
Raw materials	$1,194	$1,344
Work in process	6,484	7,432
Finished goods	3,699	3,422
Total inventories	$11,377	$12,198
Property, Plant, and Equipment
We invest in and deploy manufacturing assets in response to manufacturing capacity requirements based upon short- and long-term demand forecasts and economic returns relative to capital outlays. We regularly monitor, evaluate, and adjust our manufacturing capacity footprint in response to a number of volatile factors that impact our business, including demand for our products and services and the state of the semiconductor industry as a whole. In connection with the preparation of our Consolidated Condensed Financial Statements for the second quarter of 2025, we evaluated our current process technology node capacities relative to projected market demand for our products and services, concluding that our manufacturing asset portfolio exceeded manufacturing capacity requirements. Upon performing a re-use assessment, we impaired and accelerated depreciation for certain manufacturing assets. In total, we recorded non-cash impairments and accelerated depreciation charges of $460 million and $337 million, respectively, in the second quarter of 2025, net of certain items. All charges were recognized in cost of sales within our Intel Foundry operating segment.
We also incurred $416 million of other non-cash asset impairment and accelerated depreciation charges as a direct result of the 2025 Restructuring Plan (see "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements). These charges were included as a component of "corporate unallocated expenses" within the restructuring and other category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $3.0 billion as of June 28, 2025 ($3.3 billion as of December 28, 2024).
Interest and Other, Net

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Interest income	$210	$320	$455	$643
Interest expense	(227)	(294)	(526)	(552)
Other, net	(78)	54	(197)	134
Total interest and other, net	$(95)	$80	$(268)	$225
Interest expense is net of $368 million of interest capitalized in the second quarter of 2025 and $680 million in the first six months of 2025 ($374 million in the second quarter of 2024 and $737 million in the first six months of 2024).
Other, net includes a $94 million charge in the first six months of 2025 related to the sale of our NAND memory business (refer to "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements).

Financial Statements	Notes to Financial Statements	13

Government Incentives
In the first six months of 2025, we recognized $890 million in grants under the CHIPS Act, of which capital-related incentives reduced gross property, plant and equipment by $742 million, and operating-related incentives benefited operating income by $148 million, substantially all of which was recorded in cost of sales. Of the $148 million operating grants recognized in the first six months of 2025, $60 million was recognized in the second quarter of 2025. Additionally, in the first six months of 2025 we recognized an advanced manufacturing investment tax credit of $759 million ($1.3 billion in the first six months of 2024), which may be refunded to us in cash to the extent it exceeds our outstanding income tax liabilities.

Note 6 :	Restructuring and Other Charges

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Employee severance and benefit arrangements	$1,466	$165	$1,607	$294
Litigation charges and other	8	778	20	778
Asset impairment charges	416	—	419	219
Total restructuring and other charges	$1,890	$943	$2,046	$1,291
In the second quarter of 2025, we announced and commenced the 2025 Restructuring Plan, which was subsequently approved and committed to by our management. This initiative is intended to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing lower-priority programs and initiatives. Restructuring charges are primarily comprised of employee severance and benefit arrangements, non-cash asset impairment and accelerated depreciation charges resulting from exit activities, as well as impairment charges relating to real estate exits and consolidations. These charges were included as "corporate unallocated expenses" within the restructuring and other category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. We expect to recognize total charges of approximately $1.9 billion under the 2025 Restructuring Plan, the substantial majority of which will be cash settled in future periods. The cumulative cost of the 2025 Restructuring Plan as of June 28, 2025 was $1.8 billion. Any changes to our estimates or timing will be reflected in our results of operations in future periods. We expect actions pursuant to the 2025 Restructuring Plan to be substantially complete by the fourth quarter of 2025, which is subject to change.

In the third quarter of 2024, the 2024 Restructuring Plan was announced and a series of cost and capital reduction initiatives was implemented. We have incurred total charges of approximately $3.0 billion under the 2024 Restructuring Plan, which was substantially complete in the second quarter of 2025.
Employee severance and benefit arrangements included net charges of $1.4 billion during the three months ended June 28, 2025 related to the 2025 Restructuring Plan and the remaining charges for the three and six months ended June 28, 2025 primarily related to the 2024 Restructuring Plan. Additionally, we incurred charges of $165 million and $294 million during the three and six months ended June 29, 2024 related to other actions taken to streamline operations and reduce costs.
Restructuring activities related to employee severance and benefit arrangements under the 2025 Restructuring Plan and 2024 Restructuring Plan were as follows:

(In Millions)	2025 Restructuring Plan	2024 Restructuring Plan
Accrued restructuring balance as of December 28, 2024	$—	$302
Accruals and adjustments	1,361	195
Cash payments	(11)	(417)
Accrued restructuring balance as of June 28, 2025	$1,350	$80
The accrued restructuring balance as of June 28, 2025 and December 28, 2024 was recorded as a current liability within accrued compensation and benefits on the Consolidated Condensed Balance Sheets.
Litigation charges and other included a charge of $780 million in the second quarter of 2024 arising out of the R2 litigation. Refer to "Note 19: Commitments and Contingencies" within Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 28, 2024 for further information.
Asset impairment charges in the first six months of 2025 primarily included non-cash charges associated with the 2025 Restructuring Plan resulting from the exit of certain non-core lines of business and the consolidation and exit of certain real estate properties. In addition, we also incurred a goodwill impairment loss of $222 million in the first six months of 2024 related to our Intel Foundry reporting unit (refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for further information).

Financial Statements	Notes to Financial Statements	14

Note 7 :	Income Taxes

	Three Months Ended		Six Months Ended
($ In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Income (loss) before taxes	$(2,769)	$(2,004)	$(3,355)	$(2,723)
Provision for (benefit from) taxes	$255	$(350)	$556	$(632)
Effective tax rate	(9.2)%	17.5%	(16.6)%	23.2%
In the three and six months ended June 28, 2025, our provision for income taxes was determined using our estimated annual effective tax rate applied to our year-to-date ordinary income (loss) before taxes, adjusted for discrete items. We were also not able to benefit our current year loss before taxes due to the domestic valuation allowance first recorded in Q3 2024.
In the three and six months ended June 29, 2024, due to our inability to reliably forecast our annual income, our benefit from income taxes was determined using a three and six month actual annual effective tax rate, respectively, adjusted for discrete items.
On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing, increases the Advanced Manufacturing Investment Credit to 35 percent from 25 percent, and makes modifications to the international tax framework. We are currently evaluating the impact of the Act upon our future effective tax rate, tax liabilities, and cash taxes.

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-US government bills and bonds and US agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of June 28, 2025 and December 28, 2024, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our economically hedged marketable debt investments was $11.1 billion as of June 28, 2025 ($13.5 billion as of December 28, 2024). For hedged investments still held at the reporting date, we recorded net gains of $329 million in the second quarter of 2025 and net gains of $491 million in the first six months of 2025 ($139 million of net losses in the second quarter of 2024 and net losses of $366 million in the first six months of 2024).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss) and realized gains or losses recorded in interest and other, net. The adjusted cost of our unhedged investments was $6.1 billion as of June 28, 2025 ($5.2 billion as of December 28, 2024), which approximated the fair value at these dates.
The fair value of marketable debt investments, by contractual maturity, as of June 28, 2025, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$5,580
Due in 1–2 years	2,979
Due in 2–5 years	5,314
Due after 5 years	234
Instruments not due at a single maturity date[1]	3,165
Total	$17,272
1 "Instruments not due at a single maturity date" is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.

Financial Statements	Notes to Financial Statements	15

Equity Investments

(In Millions)	Jun 28, 2025	Dec 28, 2024
Marketable equity investments[1]	$467	$848
Non-marketable equity investments	4,916	4,535
Total	$5,383	$5,383
1    Substantial majority of our marketable equity investments are subject to trading-volume or market-based restrictions, which limit the number of shares we may sell in a specified period of time, impacting our ability to liquidate these investments. Certain of the trading volume restrictions generally apply for as long as we own more than 1% of the outstanding shares. Market-based restrictions result from the rules of the respective exchange.
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Unrealized gains (losses) on marketable equity investments	$(58)	$(222)	$(350)	$30
Unrealized gains (losses) on non-marketable equity investments[1]	473	24	473	48
Impairment charges	(51)	(91)	(156)	(159)
Unrealized gains (losses) on equity investments, net	364	(289)	(33)	(81)
Realized gains (losses) on sales of equity investments, net	138	169	423	166
Gains (losses) on equity investments, net	$502	$(120)	$390	$85
1 Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.
In the second quarter of 2025, we recognized upward observable price adjustments of $469 million within gains (losses) on equity investments, net, of which $396 million related to a single investee.

Note 9 :	Divestitures
NAND Memory Business
We sold our NAND memory technology and manufacturing business to SK hynix Inc. (SK hynix) which we deconsolidated upon closing the first phase of the transaction on December 29, 2021. On March 27, 2025, we closed the second phase of the transaction, collected the outstanding receivable, and recorded proceeds of $1.9 billion within cash and cash equivalents, net of certain adjustments.
In connection with the second closing, we entered into a final release and settlement agreement with SK hynix primarily related to certain penalties associated with the manufacturing and sale agreement between us and SK hynix, recognizing a net charge of $94 million within Interest and other, net for the amount paid to SK hynix during the first quarter of 2025.
Altera FPGA Business
On April 14, 2025, we signed a transaction agreement with SLP VII Gryphon Aggregator, L.P., an affiliate of Silver Lake Partners (SLP), to sell 51% of all issued and outstanding common stock of Altera, a wholly owned subsidiary. The transaction is expected to close in the second half of 2025, subject to regulatory approvals and other customary closing conditions, and is expected to result in the receipt of net cash proceeds of approximately $4.4 billion, after adjusting for certain amounts that we bear responsibility for pursuant to the transaction agreement, including the separation costs described below. Pursuant to the transaction agreement, $1.0 billion of the purchase price will be deferred and payable to us in two equal $500 million installments no later than December 31, 2026 and December 31, 2027. Receipt of the deferred consideration is not subject to any contingencies. Upon closing the transaction, we will retain a 49% minority investment in Altera.
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
Based on the terms of the transaction agreement, we have concluded that upon transaction close, Altera will be a VIE for which we are not the primary beneficiary because the governance structure of the entity does not allow us to direct the activities that would most significantly impact Altera's economic performance. At transaction close, we will deconsolidate Altera from our consolidated financial statements, record the cash proceeds received and a receivable of up to $1.0 billion of deferred cash proceeds, and recognize our remaining minority investment in Altera at fair value and prospectively apply the equity method of accounting for the investment.

Financial Statements	Notes to Financial Statements	16

The carrying amounts of the major classes of Altera's assets and liabilities held for sale, which are classified as other current assets and other current liabilities, respectively, within the Consolidated Condensed Balance Sheets, included the following:

(In Millions)	Jun 28, 2025
Assets
Cash and cash equivalents	$50
Inventories	711
Property, plant and equipment, net	197
Identified intangible assets, net	394
Goodwill	781
Other assets	177
Total assets held for sale	$2,310
Liabilities
Accrued compensation and benefits	$131
Other liabilities	173
Total liabilities held for sale	$304

In the second quarter of 2025, we ceased recording depreciation and amortization on property, plant, and equipment and identified intangible assets as of the date the assets were designated as held for sale.

Note 10 :	Borrowings
In the first quarter of 2025, we amended our 364-day $8.0 billion credit facility agreement to $5.0 billion, and the maturity date was extended by one year to January 2026. Neither of our revolving credit facilities had borrowings outstanding as of June 28, 2025 or December 28, 2024.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. In the first six months of 2025, we borrowed $3.5 billion and settled $1.5 billion of our commercial paper and had $2.0 billion of 4.60% commercial paper outstanding as of June 28, 2025 (no commercial paper outstanding as December 28, 2024). Borrowings under the commercial paper program are unsecured general obligations.

Financial Statements	Notes to Financial Statements	17

Note 11 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Jun 28, 2025				Dec 28, 2024
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$1,125	$—	$1,125	$—	$—	$—	$—
Financial institution instruments¹	3,017	1,567	—	4,584	4,121	743	—	4,864
Reverse repurchase agreements	—	3,204	—	3,204	—	2,654	—	2,654
Short-term investments:
Corporate debt	—	6,112	—	6,112	—	5,365	—	5,365
Financial institution instruments¹	148	3,165	—	3,313	195	3,356	—	3,551
Government debt²	44	2,094	—	2,138	33	4,864	—	4,897
Other current assets:
Derivative assets	143	836	—	979	348	733	—	1,081
Marketable equity investments	467	—	—	467	848	—	—	848
Other long-term assets:
Derivative assets	—	4	—	4	—	1	—	1
Total assets measured and recorded at fair value	$3,819	$18,107	$—	$21,926	$5,545	$17,716	$—	$23,261
Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$390	$124	$514	$—	$562	$134	$696
Other long-term liabilities:
Derivative liabilities³	—	188	755	943	—	416	755	1,171
Total liabilities measured and recorded at fair value	$—	$578	$879	$1,457	$—	$978	$889	$1,867
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
We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial assets approximates their carrying value. The aggregate carrying value of grants receivable as of June 28, 2025, was $853 million (the aggregate carrying value of grants receivable as of December 28, 2024, was $1.7 billion).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of these instruments was $43.3 billion as of June 28, 2025 ($43.5 billion as of December 28, 2024).

Financial Statements	Notes to Financial Statements	18

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Jun 28, 2025	Dec 28, 2024
Foreign currency contracts	$18,123	$25,472
Interest rate contracts	18,236	17,899
Other	2,467	2,593
Total	$38,826	$45,964
The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $12.0 billion as of June 28, 2025 and December 28, 2024.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Jun 28, 2025		Dec 28, 2024
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$392	$11	$40	$405
Interest rate contracts	—	335	—	582
Total derivatives designated as hedging instruments	$392	$346	$40	$987
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$343	$279	$510	$100
Interest rate contracts	105	77	184	25
Equity contracts	143	—	348	—
Other[4]	—	755	—	755
Total derivatives not designated as hedging instruments	$591	$1,111	$1,042	$880
Total derivatives	$983	$1,457	$1,082	$1,867
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3A substantial majority of these instruments mature within 12 months.
4Embedded derivative related to our Ireland SCIP arrangement.

Financial Statements	Notes to Financial Statements	19

Amounts Offset in the Consolidated Condensed Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Jun 28, 2025
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$858	$—	$858	$(391)	$(467)	$—
Reverse repurchase agreements	3,204	—	3,204	—	(3,204)	—
Total assets	$4,062	$—	$4,062	$(391)	$(3,671)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$677	$—	$677	$(391)	$(269)	$17
Total liabilities	$677	$—	$677	$(391)	$(269)	$17

	Dec 28, 2024
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$948	$—	$948	$(269)	$(679)	$—
Reverse repurchase agreements	2,654	—	2,654	—	(2,654)	—
Total assets	$3,602	$—	$3,602	$(269)	$(3,333)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,084	$—	$1,084	$(269)	$(745)	$70
Total liabilities	$1,084	$—	$1,084	$(269)	$(745)	$70
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to the effective portion of cash flow hedges recognized in other comprehensive income (loss) were $533 million net gains in the second quarter of 2025 and $713 million net gains in the first six months of 2025 ($227 million net losses in the second quarter of 2024 and $658 million net losses in the first six months of 2024).

Financial Statements	Notes to Financial Statements	20

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Operations
	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Interest rate contracts	$106	$24	$247	$(120)
Hedged items	(106)	(24)	(247)	120
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Jun 28, 2025	Dec 28, 2024	Jun 28, 2025	Dec 28, 2024
Short-term debt	$(3,227)	$(2,214)	$23	$36
Long-term debt	(8,435)	(9,201)	312	546
Total	$(11,662)	$(11,415)	$335	$582
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Operations for each period were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Foreign currency contracts	Interest and other, net	$(19)	$190	$(104)	$536
Interest rate contracts	Interest and other, net	(28)	34	(85)	151
Other	Various	199	56	42	193
Total		$152	$280	$(147)	$880

Note 13 :	Contingencies
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. As of June 28, 2025, we have accrued a charge of $1.0 billion related to litigation involving VLSI and a charge of $401 million related to an EC-imposed fine, both as described below. Excluding the VLSI claims described below, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.

Financial Statements	Notes to Financial Statements	21

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
Litigation Related to Segment Reporting and Internal Foundry Model
A securities class action lawsuit was filed in the US District Court for the Northern District of California in May 2024 against us and certain officers following the modification of our segment reporting in the first quarter of 2024 to align to our new internal foundry operating model. In August 2024, the court ordered the case consolidated with a second, similar lawsuit, and in October 2024 plaintiffs filed an amended consolidated complaint generally alleging that defendants violated the federal securities laws by making false or misleading statements about the growth and prospects of the foundry business and seeking monetary damages on behalf of all persons and entities that purchased or otherwise acquired our common stock or purchased call options or sold put options on our common stock from January 25, 2024 through August 1, 2024. In early March 2025, the court granted defendants' motion to dismiss the amended consolidated complaint. The court granted plaintiffs leave to amend, and in late March 2025 plaintiffs filed a second amended complaint. In April 2025 defendants filed a motion to dismiss the second amended complaint. In July 2025, the court granted defendant’s motion to dismiss without granting plaintiffs leave to amend their complaint. Given the procedural posture of the case, including that the plaintiffs may appeal the district court's decision, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from the matter.
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

Financial Statements	Notes to Financial Statements	22

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
▪The third Texas case went to trial in November 2022, with VLSI asserting one remaining patent. The jury found the patent valid and infringed, and awarded VLSI approximately $949 million in damages, plus interest and a running royalty. The court has not yet entered final judgment. In February 2023, we filed motions for a new trial and for judgment as a matter of law notwithstanding the verdict on various grounds. Further appeals are possible. In April 2024, Intel moved to add the defense that it is licensed to VLSI's patents, and the court granted Intel's motion that same month. In May 2025, the court held a trial on an underlying factual question relating to Intel’s license defense. The jury returned a verdict in Intel's favor. Post-trial briefing is ongoing, and the court will now address the ultimate legal issue of whether Intel obtained a license to the asserted VLSI patent through Intel’s license agreement with Finjan when Fortress Investments acquired Finjan.
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
In May 2019, VLSI filed a case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. asserting one patent against certain Intel core processors. The Shanghai court held trial hearings in December 2020 and in May 2022, where VLSI requested expenses (RMB 300 thousand) and an injunction. In October 2023, the Shanghai court issued a decision finding no infringement and dismissing all claims. In November 2023, VLSI appealed the finding of non-infringement to the Supreme People's Court. The Supreme People's Court held an evidentiary hearing in October 2024, and a trial in November 2024.
In parallel in December 2022, we had filed a petition to invalidate the patent at issue in the Shanghai proceeding. In February 2024, the patent was found not invalid, and Intel appealed the decision in May 2024. After the Beijing Intellectual Property Court upheld the validity of the patent in May 2025, we filed a further appeal to the Supreme People’s Court in June 2025. Both VLSI’s appeal of the noninfringement decision and our appeal of the validity decision before the Supreme People’s Court remain pending.

Financial Statements	Notes to Financial Statements	23

In July 2024, Intel filed suit against VLSI in US District Court for the District of Delaware requesting the court find Intel is licensed to VLSI's patents. In September 2024, VLSI filed motions requesting that Intel's complaint be dismissed, transferred, or stayed. In December 2024, the Delaware court stayed the case and deferred the pending motions until May 31, 2025.
As of June 28, 2025, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. We are unable to make a reasonable estimate of losses in excess of recorded amounts.
Eire Og Innovations v IBM et. al.
Between April and present, EireOg Innovations Ltd. has filed eleven separate complaints in the Eastern and Western Districts of Texas against Intel and AMD customers alleging that various products with Intel and AMD CPUs infringe numerous patents. EireOg seeks compensatory damages, future royalties, attorneys’ fees, costs, and interest. Intel is indemnifying Acer, Amazon Web Services (AWS), Cisco, Dell, HPE, HPI, IBM, Lenovo, and Oracle in connection with Intel CPUs accused of infringing four patents. Cisco and IBM filed their answers in June 2024. In these cases, a Markman hearing is scheduled for August 2025, and trial is scheduled for February 2026. Dell, HPI and Oracle filed their answers in June, August and September 2024, respectively. The Markman hearing in those matters was held in May 2025, and trial is scheduled for June 2026. Lenovo filed a motion to dismiss for lack of jurisdiction in July 2024, which was denied, and it subsequently filed an answer in October 2024. HPE and Acer filed their answers in July and September 2024, respectively. The Markman hearing for the Lenovo, HPE and Acer matters is scheduled for September 2025, and trial in those matters is scheduled for March 2026. AWS moved to dismiss the complaint in June 2025, and EireOg responded with an amended complaint. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.

Financial Statements	Notes to Financial Statements	24

Key Terms

We use terms throughout our document that are specific to Intel or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in our document.

Term	Definition

2024 Restructuring Plan
Cost and capital reduction initiatives approved by management, the board of directors or the Audit & Finance Committee of the board of directors designed to adjust spending to current business trends and achieve objectives announced in Q3 2024 with respect to reducing operating expenses, reducing capital expenditures and reducing cost of sales while enabling Intel's new operating model and continuing to fund investments in Intel's core strategy

2025 Restructuring Plan	Transformational initiative approved by our management to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing investment in lower-priority programs and initiatives
AI	Artificial intelligence
Apollo	Apollo Global Management, Inc.
ASP	Average selling price
Brookfield	Brookfield Asset Management
CCG	Client Computing Group operating segment
CHIPS Act	Creating Helpful Incentives to Produce Semiconductors for America Act
CODM	Chief operating decision maker
CPU	Processor or central processing unit
DCAI	Data Center and Artificial Intelligence operating segment
EC	European Commission
EPS	Earnings per share
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 28, 2024
FPGA	Field-programmable gate array
IDM	Integrated device manufacturer, a semiconductor company that both designs and builds chips
IMS	IMS Nanofabrication GmbH, a business within Intel Foundry that develops and produces electron-beam systems for the semiconductor industry
IP	Intellectual property
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
R&D	Research and development
RSU	Restricted stock unit
SCIP	Semiconductor Co-Investment Program
SEC	US Securities and Exchange Commission
Smart Capital	Our Smart Capital approach accelerates progress on our strategy. This approach is designed to enable us to adjust quickly to opportunities in the market, while managing our margin structure and capital spending. The elements of Smart Capital include capacity investments, government incentives, customer commitments, continued use of external foundries
SoC	System on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products in CCG, DCAI, and NEX. Our DCAI and NEX businesses offer SoCs across many market segments for a variety of applications, including products targeted for 5G base stations and network infrastructure
US	United States
US GAAP	US Generally Accepted Accounting Principles
VIE	Variable interest entity

Financial Statements	Notes to Financial Statements	25

Management's Discussion and Analysis

This report should be read in conjunction with our 2024 Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information. The Critical Accounting Estimates discussed in this Form 10-Q supplement the significant accounting policies outlined in "Note 2: Accounting Policies" within Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
In Q2 2025, we initiated an enterprise-wide initiative to fundamentally transform our culture and the way in which we operate, which is designed to simplify the way we do business and drive transparency and accountability across the company. As part of this transformation, we implemented the 2025 Restructuring Plan to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing investment in lower-priority programs and initiatives. We expect these headcount reduction initiatives will reduce our core Intel workforce by 15% by the end of fiscal 2025. As a result of initiating and deploying the 2025 Restructuring Plan, and substantially completing the 2024 Restructuring Plan, we recognized restructuring charges of $1.9 billion in Q2 2025, primarily comprised of the following:
▪cash-based employee severance and related employee exit charges of $1.5 billion; and
▪non-cash asset impairment charges of $416 million resulting from the exit of certain non-core lines of business and the consolidation and exit of certain real estate properties.
Our Q2 2025 results of operations were also affected by an impairment charge and accelerated depreciation related to certain manufacturing assets that were determined to have no remaining operational use. This determination was based on an evaluation of our current process technology node capacities relative to projected market demand for our products and services. These non-cash charges of $797 million, net of certain items, were recorded to cost of sales in Q2 2025, impacting the results for our Intel Foundry segment.
As part of the transformation of the company, we have begun implementing a more disciplined approach to the deployment of capital. The design, development, and manufacturing of leading-edge semiconductor manufacturing process technologies, or nodes, is risky and capital-intensive, and it takes years for capital investments to yield a return. Under our more disciplined approach, we intend to invest capital in future node development and additional or upgraded manufacturing facilities only where we have a clear line of sight to an acceptable return on that capital. We expect to release the first SKU of our first products manufactured on our new leading-edge node, Intel 18A, by the end of 2025, and continue to develop its derivative node, Intel 18A-P, designed for future Intel products and external customers. We are focused on the continued development of Intel 14A, the next generation node beyond Intel 18A and Intel 18A-P, and on securing a significant external customer for such node. However, if we are unable to secure a significant external customer and meet important customer milestones for Intel 14A, we face the prospect that it will not be economical to develop and manufacture Intel 14A and successor leading-edge nodes on a go-forward basis. In such event, we may pause or discontinue our pursuit of Intel 14A and successor nodes and various of our manufacturing expansion projects. While we continue to evaluate Intel 14A for use in future Intel products and our plan includes an initial product designed to utilize Intel 14A, at present we are maintaining the option to design future Intel products requiring nodes with performance beyond Intel 18A and Intel 18A-P to be produced internally or by an external foundry. If we were to discontinue development of Intel 14A and successor nodes, we expect that a majority of our products would continue to be manufactured in our own facilities utilizing our nodes up to Intel 18A-P through at least 2030. By focusing on our customers and delivering the best semiconductor products to the market, manufactured on the most appropriate internal or external node from a performance and cost perspective, and only deploying capital on new nodes and manufacturing facilities where we believe they will yield an attractive return, we believe we can improve the competitiveness of our products business, and the overall financial results for the company.
Separately, in recent months, hostilities in Israel and the surrounding region escalated significantly with direct military actions between Israel and Iran and military strikes by the United States against Iran. There can be no assurance that any existing or future ceasefire agreements will be respected or remain in force, and additional hostilities and escalations remain possible at any time. We continue to monitor the impact this geopolitical conflict could have on our operations in Israel, including potential disruption of our wafer fabrication facility and our product development centers. To date, we have not had a material interruption in either our manufacturing operations or our product development centers. As a significant portion of our revenues are generated from products on Intel 7 manufactured at our fabrication facility in Israel and we are not insured for business interruptions resulting from war or political violence, a disruption of that facility could have a significant adverse impact on our business. Additionally, our property, plant, and equipment assets in Israel are self-insured for losses resulting from war or political violence and could be impacted by the conflict.
In Q1 2025, we made an organizational change to integrate NEX into CCG and DCAI and modified our segment reporting to align to this and certain other business reorganizations. All prior period segment data has been retrospectively adjusted to reflect the way our CODM internally receives information and manages and monitors our operating segment performance. There were no changes to our consolidated financial statements for any prior periods. Our discussion regarding our segments' results of operations presented below excludes the $1.9 billion of restructuring and other charges in Q2 2025 and similar charges for the other periods presented, as our CODM receives, views and uses information for decision making purposes based upon segment results that exclude such items. "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements of this Form 10-Q provides additional information about our operating segments, including the nature of segment revenues and expenses, and reconciles our segment revenues presented below to our total consolidated net revenues and our segment operating income (loss) presented below to our total consolidated operating income (loss) for each of the periods presented.

MD&A	26

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
Intel Products Financial Performance1

	Three Months Ended			Six Months Ended
	Jun 28, 2025			Jun 28, 2025
($ in Millions)	CCG	DCAI	Total	CCG	DCAI	Total
Revenue	$7,871	$3,939	$11,810	$15,500	$8,065	$23,565
Cost of sales and operating expenses	5,818	3,306	9,124	11,086	6,857	17,943
Operating income	$2,053	$633	$2,686	$4,414	$1,208	$5,622
Operating margin %	26%	16%	23%	28%	15%	24%

	Three Months Ended			Six Months Ended
	Jun 29, 2024			Jun 29, 2024
($ in Millions)	CCG	DCAI	Total	CCG	DCAI	Total
Revenue	$8,143	$3,805	$11,948	$16,416	$7,633	$24,049
Cost of sales and operating expenses	5,502	3,563	9,065	10,953	6,974	17,927
Operating income	$2,641	$242	$2,883	$5,463	$659	$6,122
Operating margin %	32%	6%	24%	33%	9%	25%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary

Q2 2025 vs. Q2 2024
Total Intel Products revenue was $11.8 billion in Q2 2025, down $138 million from Q2 2024.
▪CCG revenue decreased $272 million from Q2 2024. Client revenue (collectively notebook and desktop) was $6.6 billion in Q2 2025, down $390 million from Q2 2024, primarily due to lower Q2 2025 client volume resulting from incremental customer incentives offered to certain customers in Q2 2024. Client ASPs in Q2 2025 were roughly flat with Q2 2024. Other CCG revenue was $1.3 billion, up $118 million from Q2 2024.
▪DCAI revenue increased $134 million from Q2 2024, primarily driven by higher Q2 2025 server revenue due to higher hyperscale customer-related demand which contributed to an increase in server volume of 13% . Server ASPs decreased 8% from Q2 2024, primarily due to pricing actions taken in a competitive environment.

YTD 2025 vs. YTD 2024
Total Intel Products revenue was $23.6 billion in YTD 2025, down $484 million from YTD 2024.
▪CCG revenue decreased $916 million from YTD 2024. Client revenue (collectively notebook and desktop) was $13.2 billion in YTD 2025, down $988 million from YTD 2024, primarily due to lower YTD 2025 client volume resulting from incremental customer incentives offered to certain customers in YTD 2024. Client ASPs in YTD 2025 were roughly flat with YTD 2024. Other CCG revenue was $2.3 billion, up $72 million from YTD 2024.
▪DCAI revenue increased $432 million from YTD 2024, primarily driven by higher server revenue due to higher hyperscale customer-related demand which contributed to an increase in server volume of 15%. Server ASPs decreased by 9% from YTD 2024, primarily due to pricing actions taken in a competitive environment. Other DCAI product revenue also increased from YTD 2024 driven by higher edge processing unit demand.

MD&A	27

Segment Operating Income Summary

Q2 2025 vs. Q2 2024
Total Intel Products operating income was $2.7 billion in Q2 2025, down $197 million from Q2 2024.
▪CCG operating income decreased $588 million from Q2 2024, primarily due to $831 million of unfavorable impacts attributable to lower product profit due to lower revenue in Q2 2025, and higher period charges related to higher inventory reserves and one-time period costs of $188 million. These decreases to operating income in Q2 2025 were partially offset by the Q2 2025 favorable impacts of lower operating expenses of $243 million, primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan and the effects of various other cost-reduction measures.
▪DCAI operating income increased $391 million from Q2 2024, primarily due to the favorable impacts of lower operating expenses of $524 million that were primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan and the effects of various other cost-reduction measures.

YTD 2025 vs. YTD 2024
Total Intel Products operating income was $5.6 billion in YTD 2025, down $500 million from YTD 2024.
▪CCG operating income decreased $1.0 billion from YTD 2024, primarily due to $1.5 billion of unfavorable impacts attributable to lower product profit due to lower revenue in YTD 2025, as well as higher period charges related to higher inventory reserves and higher one-time period charges of $188 million. These unfavorable YTD 2025 impacts were partially offset by YTD 2025 favorable impacts of lower operating expenses of $406 million due to lower payroll-related expenditures as a result of headcount reductions taken under the 2024 Restructuring Plan and the effects of various other cost-reduction measures.
▪DCAI operating income increased $549 million from YTD 2024, primarily due to $998 million of favorable impacts related to lower operating expenses, driven by lower payroll-related expenditures as a result of headcount reductions taken under the 2024 Restructuring Plan and the effects of various other cost-reduction measures. These favorable YTD 2025 impacts were partially offset by unfavorable impacts to operating income, primarily due to period charges of $361 million related to Gaudi AI Accelerator inventory-related charges recognized in YTD 2025.
Intel Foundry
Intel Foundry, comprising technology development, manufacturing and foundry services, seeks to deliver the best systems foundry capabilities to support Intel Products and external customers. We are working to innovate and advance world-class silicon process and advanced packaging technologies and to strengthen the resilience of the global semiconductor supply chain by investing in geographically balanced and more sustainable manufacturing capacity.
Intel Foundry Financial Performance1

	Three Months Ended		Six Months Ended
($ in Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Revenue	$4,417	$4,282	$9,084	$8,638
Cost of sales and operating expenses	7,585	7,084	14,572	13,881
Operating loss	$(3,168)	$(2,802)	$(5,488)	$(5,243)
Operating loss %	(72)%	(65)%	(60)%	(61)%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary

Q2 2025 vs. Q2 2024
Revenue was $4.4 billion in Q2 2025, up $135 million from Q2 2024. Intersegment revenue was $4.4 billion, up $152 million from Q2 2024, primarily due to higher back-end services revenue and higher expedite fees, partially offset by lower intersegment sample revenue. External revenue was $22 million, down $17 million from Q2 2024.

YTD 2025 vs. YTD 2024
Revenue was $9.1 billion in YTD 2025, up $446 million from YTD 2024. Intersegment revenue was $9.0 billion, up $445 million from YTD 2024, primarily due to higher back-end services revenue, higher expedite fees, and higher wafer volume from our Intel 3 and Intel 4 process nodes, partially offset by lower intersegment sample revenue. External revenue was $53 million, roughly flat with YTD 2024.

MD&A	28

Segment Operating Loss Summary

Q2 2025 vs. Q2 2024
Operating loss was $3.2 billion in Q2 2025, compared to an operating loss of $2.8 billion in Q2 2024, primarily driven by non-cash asset impairment and accelerated depreciation charges of $797 million recognized in Q2 2025 related to certain manufacturing assets that were determined to have no remaining operational use based on an evaluation of our current process technology node capacities relative to projected market demand for our products and services. This increase in operating loss in Q2 2025 was partially offset by the favorable impacts of higher intersegment revenue and a $185 million benefit from lower operating expenses in Q2 2025, primarily due to lower payroll-related expenditures as a result of headcount reductions taken under the 2024 Restructuring Plan and the effects of various cost-reduction measures.

YTD 2025 vs. YTD 2024
Operating loss was $5.5 billion in YTD 2025, compared to an operating loss of $5.2 billion in YTD 2024, primarily driven by non-cash asset impairment and accelerated depreciation charges of $797 million related to certain manufacturing assets that were determined to have no remaining operational use based on an evaluation of our current process technology node capacities relative to projected market demand for our products and services. This increase in operating loss in YTD 2025 was partially offset by the favorable impacts of higher intersegment revenue and a $323 million benefit from lower operating expenses in YTD 2025, primarily due to lower payroll-related expenditures as a result of headcount reductions taken under the 2024 Restructuring Plan and the effects of various cost-reduction measures.
All Other
Our "all other" category includes the results of operations from other non-reportable segments not otherwise presented, including our Altera and Mobileye businesses, our IMS business, start-up businesses that support our initiatives, and historical results of operations from divested businesses. Altera offers programmable semiconductors, primarily FPGAs, and related products, for a broad range of applications across our embedded, communications, cloud, enterprise, and defense and aerospace market segments. On April 14, 2025, we entered into an agreement with SLP VII Gryphon Aggregator, L.P., an affiliate of Silver Lake Partners, to sell 51% of all issued and outstanding common stock of Altera. The transaction is expected to close in the second half of 2025, subject to customary closing conditions and regulatory approvals. Upon closing, we expect to deconsolidate Altera from our financial results as a consolidated subsidiary and begin to account for our minority investment in Altera under the equity method of accounting. Mobileye is a global leader in driving assistance and self-driving solutions, with a product portfolio designed to encompass the entire stack required for assisted and autonomous driving, including compute platforms, computer vision, and machine learning-based perception, mapping and localization, driving policy, and active sensors in development. IMS specializes in developing and manufacturing multi-beam mask writing tools.
All Other Financial Performance1

	Three Months Ended		Six Months Ended
($ in Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Revenue	$1,053	$881	$1,996	$1,524
Cost of sales and operating expenses	984	927	1,824	1,740
Operating income (loss)	$69	$(46)	$172	$(216)
Operating margin (loss) %	7%	(5)%	9%	(14)%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" for a reconciliation between our operating segment and consolidated financial results for the periods presented.

MD&A	29

Operating Segment Revenue Summary

Q2 2025 vs. Q2 2024
All other revenue was $1.1 billion, up $172 million from Q2 2024. Mobileye revenue was $507 million, up $68 million from Q2 2024, primarily driven by higher demand for EyeQ® products. Altera revenue was $448 million, up $87 million from Q2 2024, primarily driven by higher demand for FPGA products.

YTD 2025 vs. YTD 2024
All other revenue was $2.0 billion, up $472 million from YTD 2024. Mobileye revenue was $945 million, up $267 million from YTD 2024 as customer inventory levels improved compared to higher levels in YTD 2024. Altera revenue was $816 million, up $113 million from YTD 2024, primarily driven by higher demand for FPGA products.

Segment Operating Income (Loss) Summary

Q2 2025 vs. Q2 2024
Total all other operating income was $69 million, up $115 million from Q2 2024, primarily driven by higher Mobileye and Altera revenue.

YTD 2025 vs. YTD 2024
Total all other operating income was $172 million, up $388 million from YTD 2024, primarily driven by higher Mobileye and Altera revenue.

MD&A	30

Consolidated Condensed Results of Operations

	Three Months Ended				Six Months Ended
	Jun 28, 2025		Jun 29, 2024		Jun 28, 2025		Jun 29, 2024
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$12,859	100.0%	$12,833	100.0%	$25,526	100.0%	$25,557	100.0%
Cost of sales	9,317	72.5%	8,286	64.6%	17,312	67.8%	15,793	61.8%
Gross profit	3,542	27.5%	4,547	35.4%	8,214	32.2%	9,764	38.2%
Research and development	3,684	28.6%	4,239	33.0%	7,324	28.7%	8,621	33.7%
Marketing, general, and administrative	1,144	8.9%	1,329	10.4%	2,321	9.1%	2,885	11.3%
Restructuring and other charges	1,890	14.7%	943	7.3%	2,046	8.0%	1,291	5.1%
Operating income (loss)	(3,176)	(24.7)%	(1,964)	(15.3)%	(3,477)	(13.6)%	(3,033)	(11.9)%
Gains (losses) on equity investments, net	502	3.9%	(120)	(0.9)%	390	1.5%	85	0.3%
Interest and other, net	(95)	(0.7)%	80	0.6%	(268)	(1.0)%	225	0.9%
Income (loss) before taxes	(2,769)	(21.5)%	(2,004)	(15.6)%	(3,355)	(13.1)%	(2,723)	(10.7)%
Provision for (benefit from) taxes	255	2.0%	(350)	(2.7)%	556	2.2%	(632)	(2.5)%
Net income (loss)	(3,024)	(23.5)%	(1,654)	(12.9)%	(3,911)	(15.3)%	(2,091)	(8.2)%
Less: net income (loss) attributable to non-controlling interests	(106)	(0.8)%	(44)	(0.3)%	(172)	(0.7)%	(100)	(0.4)%
Net income (loss) attributable to Intel	$(2,918)	(22.7)%	$(1,610)	(12.5)%	$(3,739)	(14.6)%	$(1,991)	(7.8)%
Earnings (loss) per share attributable to Intel—diluted	$(0.67)		$(0.38)		$(0.86)		$(0.47)

MD&A	31

Consolidated Revenue

Consolidated Revenue Walk $B1

Q2 2025 vs. Q2 2024
Our Q2 2025 revenue was $12.9 billion, roughly flat with Q2 2024. Intel Products revenue decreased 1% primarily due to lower CCG revenue, partially offset by higher DCAI revenue. CCG revenue decreased 3% from Q2 2024, primarily due to lower client revenue driven by lower Q2 2025 client volumes that were primarily attributable to the reduction of incremental purchasing incentives offered to certain customers in Q2 2024. DCAI revenue increased 4% from Q2 2024, primarily driven by higher server revenue due to higher hyperscale customer-related demand. All other revenue increased 21% from Q2 2024, primarily driven by higher Altera revenue and higher Mobileye revenue.
Incentives offered to certain customers to accelerate purchases and to strategically position our products with customers for market segment share purposes, particularly in CCG, contributed approximately $1.3 billion to our revenue during Q2 2024. These incentives were insignificant in Q2 2025.
YTD 2025 vs. YTD 2024
Our YTD 2025 revenue was $25.5 billion, roughly flat with YTD 2024. Intel Products revenue decreased 2% from YTD 2024 primarily due to lower CCG revenue, partially offset by higher DCAI revenue. CCG revenue decreased 6% from YTD 2024 primarily due to lower client revenue driven by lower YTD 2025 client volumes that were primarily attributable to the reduction of incremental purchasing incentives offered to certain customers in YTD 2024. DCAI revenue increased 6% from YTD 2024 primarily due to higher server revenue due to higher hyperscale customer-related demand and higher product revenue from increased edge processing unit demand. All other revenue increased 31% from YTD 2024, driven by higher Altera revenue and higher Mobileye revenue.

1 Excludes intersegment revenue; totals may not sum due to rounding.

MD&A	32

Consolidated Gross Profit
We derived a majority of our consolidated gross profit in Q2 2025 and in YTD 2025 from our Intel Products business sales through our CCG and DCAI operating segments.

Gross Profit $B
(Percentages in chart indicate gross profit as a percentage of total revenue)

Q2 2025 vs. Q2 2024
Our consolidated gross profit in Q2 2025 decreased by $1.0 billion, or 22%, compared to Q2 2024, primarily driven by asset impairment and accelerated depreciation charges related to certain manufacturing assets that were determined to have no remaining operational use. This determination was based on an evaluation of our current process technology node capacities relative to projected market demand for our products and services. These non-cash charges of $797 million were recorded to cost of sales in Q2 2025, impacting the results of our Intel Foundry segment. Consolidated gross profit also decreased in Q2 2025 due to higher one-time period charges of $209 million, and higher period charges related to Gaudi AI accelerator inventory reserves taken in Q2 2025.
YTD 2025 vs. YTD 2024
Our consolidated gross profit in YTD 2025 decreased by $1.6 billion, or 16%, compared to YTD 2024, primarily driven by asset impairment and accelerated depreciation charges related to certain manufacturing assets that were determined to have no remaining operational use. This determination was based on an evaluation of our current process technology node capacities relative to projected market demand for our products and services. These non-cash charges of $797 million were recorded to cost of sales in Q2 2025, impacting the results of our Intel Foundry segment. Consolidated gross profit also decreased in YTD 2025 due to higher period charges of $361 million related to Gaudi AI accelerator inventory reserves taken in YTD 2025 and higher one time period charges of $209 million.

MD&A	33

Consolidated R&D and MG&A Expenses
Total R&D and MG&A expenses for Q2 2025 were $4.8 billion, down 13% from Q2 2024, and $9.6 billion for YTD 2025, down 16% from YTD 2024. These expenses represent 37.5% of revenue for Q2 2025 and 43.4% of revenue for Q2 2024, and 37.8% of revenue for YTD 2025 and 45.0% of revenue for YTD 2024. In support of our strategy, described in our 2024 Form 10-K, we continue to make investments to advance our process technology roadmap. As a result of our 2025 Restructuring Plan, 2024 Restructuring Plan, and related cost-reduction measures, we expect a decrease in total R&D and MG&A expenses in 2025 relative to recent historical periods as we focus investments in R&D and create capacity for sustained investment in technology and manufacturing.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q2 2025 vs. Q2 2024
R&D decreased by $555 million, or 13%, compared to Q2 2024 primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan, the effects of various other cost-reduction measures, and lower share-based compensation, partially offset by higher incentive-based cash compensation.
YTD 2025 vs. YTD 2024
R&D decreased by $1.3 billion, or 15%, primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan, the effects of various other cost-reduction measures, and lower shared-based compensation, partially offset by higher incentive-based cash compensation.

Marketing, General, and Administrative
Q2 2025 vs. Q2 2024
MG&A decreased by $185 million, or 14%, compared to Q2 2024 primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan, and the effects of various other cost-reduction measures, partially offset by higher incentive-based cash compensation.
YTD 2025 vs. YTD 2024
MG&A decreased by $564 million, or 20%, primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2024 Restructuring Plan, the effects of various other cost-reduction measures, and lower share-based compensation, partially offset by higher incentive-based cash compensation.

MD&A	34

Restructuring and Other Charges

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Employee severance and benefit arrangements	$1,466	$165	$1,607	$294
Litigation charges and other	8	778	20	778
Asset impairment charges	416	—	419	219
Total restructuring and other charges	$1,890	$943	$2,046	$1,291
In Q2 2025, we announced and commenced the 2025 Restructuring Plan, which is expected to streamline our organizational structure, enabling us to focus on our core businesses and resulting in lower overall operating expenses (see "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements). We expect actions pursuant to the 2025 Restructuring Plan to be substantially complete by Q4 2025, which is subject to change. Any changes to the estimates or timing will be reflected in our results of operations.
The 2024 Restructuring Plan, which we initiated in Q3 2024, was substantially complete in Q2 2025.
Employee severance and benefit arrangements in Q2 2025 includes charges of $1.4 billion relating to the 2025 Restructuring Plan and the remaining charges primarily related to the 2024 Restructuring Plan. In YTD 2025, we incurred charges of $1.4 billion relating to the 2025 Restructuring Plan and $213 million relating to the 2024 Restructuring Plan. Charges of $165 million in Q2 2024 and $294 million in YTD 2024 are primarily related to other restructuring actions taken to streamline operations and to reduce costs.
Litigation charges and other includes a charge of $780 million in Q2 2024 arising out of the R2 litigation. Refer to "Note 19: Commitments and Contingencies" within Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 28, 2024 for further information.
Asset impairment charges of $416 million in Q2 2025 primarily include non-cash charges related to the exit of certain non-core lines of business and the consolidation and exit of certain real estate properties in connection with the 2025 Restructuring Plan. In addition, we also incurred a goodwill impairment loss of $222 million in the first six months of 2024 related to our Intel Foundry reporting unit (refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for further information).

MD&A	35

Gains (Losses) on Equity Investments and Interest and Other, Net

	Three Months Ended		Six Months Ended
(In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Unrealized gains (losses) on marketable equity investments	$(58)	$(222)	$(350)	$30
Unrealized gains (losses) on non-marketable equity investments[1]	473	24	473	48
Impairment charges	(51)	(91)	(156)	(159)
Unrealized gains (losses) on equity investments, net	364	(289)	(33)	(81)
Realized gains (losses) on sales of equity investments, net	138	169	423	166
Gains (losses) on equity investments, net	$502	$(120)	$390	$85

Interest and other, net	$(95)	$80	$(268)	$225
1 Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.

In Q2 2025, gains (losses) on equity investments, net were primarily driven by unrealized gains (losses) on non-marketable equity investments which included $469 million of upward observable price adjustments, of which $396 million related to a single investee. In YTD 2025, gains (losses) on equity investments, net were driven by upward observable price adjustments and realized gains on sales of equity investments, net, partially offset by unrealized losses on marketable equity investments and impairment charges.
In Q2 2024, gains (losses) on equity investments, net were primarily driven by unrealized losses on our marketable equity investment in Astera Labs, Inc. In YTD 2024, gains (losses) on equity investments, net includes higher realized gains on sales of equity investments, net and a $336 million initial fair value adjustment upon Astera Labs, Inc. shares becoming marketable within unrealized gains (losses) on marketable equity investments, which were partially offset by other mark-to-market losses, as well as impairment charges.
In Q2 2025, interest and other, net decreased to a net expense primarily driven by unfavorable foreign currency movements and a decrease in interest income.
In YTD 2025, interest and other, net decreased to a net expense primarily driven by a $94 million charge related to the sale of our NAND memory business (refer to "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements), unfavorable foreign currency movements, and a decrease in interest income.
Provision for (Benefit from) Taxes

	Three Months Ended		Six Months Ended
($ In Millions)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Income (loss) before taxes	$(2,769)	$(2,004)	$(3,355)	$(2,723)
Provision for (benefit from) taxes	$255	$(350)	$556	$(632)
Effective tax rate	(9.2)%	17.5%	(16.6)%	23.2%
In Q2 2025 and YTD 2025, our provision for income taxes was determined using our estimated annual effective tax rate, applied to our year-to-date ordinary income (loss) before taxes, adjusted for discrete items. We were also not able to benefit our Q2 2025 and YTD 2025 losses before taxes due to the domestic valuation allowance established in Q3 2024.
In Q2 2024 and YTD 2024, due to our inability to reliably forecast our annual income, our benefit from income taxes was determined using a three and six month actual annual effective tax rate, respectively, adjusted for discrete items.
On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, increases the Advanced Manufacturing Investment Credit to 35 percent from 25 percent, and makes modifications to the international tax framework. We are currently evaluating the impact of the Act upon our future effective tax rate, tax liabilities, and cash taxes.

MD&A	36

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Jun 28, 2025	Dec 28, 2024
Cash and cash equivalents	$9,643	$8,249
Short-term investments	11,563	13,813
Total cash and short-term investments	$21,206	$22,062
Total debt	$50,757	$50,011

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and total cash and short-term investments as shown in the preceding table, are our primary sources of liquidity for funding our strategic business requirements. These sources are further supplemented by our committed credit facilities and other borrowing capacity and certain other Smart Capital initiatives that we have undertaken. Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; investments in our product roadmap; working capital requirements including cash outlays associated with the 2025 Restructuring Plan; partner distributions to our non-controlling interest holders; and strategic investments. Our long-term funding requirements incrementally contemplate investments in manufacturing expansion plans and investments to advance our process technology. These plans include expanding existing operations in Arizona, New Mexico, and Oregon, investing in a new leading-edge manufacturing facility in Ohio, and may also include longer-term projects.
In November 2024, we signed a Direct Funding Agreement with the US Department of Commerce for the award of $7.9 billion in government incentives pursuant to the CHIPS Act, from which we have received $2.2 billion of cash to date, $1.1 billion of which was received in Q1 2025. We expect to continue to benefit from government incentives, though recent US government actions create uncertainty as to whether the US government will fulfill its obligation under our CHIPS Act agreements, and support future awards in the US. These government incentives typically require that we make significant capital investments in new facilities or expand existing facilities, and our related workforce, prior to submitting a claim for reimbursement. As of the end of Q2 2025, we have submitted claims for $850 million pursuant to our Direct Funding Agreement for which we have not received reimbursement. To the extent we delay or cancel capital investments or otherwise are unable or fail to comply with the terms of the agreements, there may be a delay in our receipt of, or we may forfeit or be required to repay, the associated government incentives.
In Q1 2025, we closed the second phase of our NAND memory business divestiture and received $1.9 billion of cash proceeds, net of certain adjustments. See "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information.
In Q2 2025, we signed a transaction agreement with SLP VII Gryphon Aggregator, L.P., an affiliate of Silver Lake Partners, to sell 51% of all issued and outstanding common stock of Altera, a wholly owned subsidiary, which is expected to result in receipt of net cash proceeds of $4.4 billion at closing, which is expected to occur in the second half of 2025, with an additional $1.0 billion of the purchase price deferred and payable in two equal $500 million installments no later than December 31, 2026 and December 31, 2027. See "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information.
In July 2025, we received net proceeds of $922 million from the net sale of 57.5 million of our Mobileye Class A shares. See "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements.
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
In Q1 2025, we amended our 364-day $8.0 billion credit facility agreement to $5.0 billion and the maturity date was extended by one year to January 2026. Additionally, we have access to our $7.0 billion revolving credit facility, which remains available until February 2029. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of June 28, 2025, we had $2.0 billion of commercial paper obligations outstanding and no outstanding borrowings on the revolving credit facilities. See "Note 10: Borrowings" within Notes to Consolidated Condensed Financial Statements for further information. As part of our ongoing capital management strategy to optimize our debt portfolio and reduce interest expense, we may utilize make-whole provisions, tender offers or open market repurchases to repurchase our debt prior to maturity. In YTD 2025 and YTD 2024, we did not extinguish any debt prior to maturity.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments were in investment-grade securities.

MD&A	37

Cash flows from operating, investing, and financing activities were as follows:

	Six Months Ended
(In Millions)	Jun 28, 2025	Jun 29, 2024
Net cash provided by (used for) operating activities	$2,863	$1,069
Net cash provided by (used for) investing activities	(2,005)	(11,728)
Net cash provided by (used for) financing activities	586	14,867
Net increase (decrease) in cash and cash equivalents	$1,444	$4,208
Operating Activities
Operating cash flows consist of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by operations in the first six months of 2025 was higher compared to the first six months of 2024 primarily due to more favorable changes in working capital. In addition, we incurred higher favorable operating cash flow adjustments for non-cash items that impacted our higher net loss in the first six months of 2025 compared to the first six months of 2024.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; proceeds from divestitures; and proceeds from capital-related government incentives.
Cash used for investing activities in the first six months of 2025 was lower compared to the first six months of 2024 primarily due to lower purchases of short-term investments, lower capital expenditures, proceeds from the divestiture of our NAND memory business, and other cash-favorable investing activity in the first six months of 2025. These cash-favorable movements were partially offset by lower maturities and sales of short-term investments in the first six months of 2025 compared to the first six months of 2024.
Financing Activities
Financing cash flows consist primarily of proceeds from strategic initiatives including partner contributions and equity-related issuances, issuance and repayment of short-term and long-term debt, and financing for capital expenditures with extended payment terms.
Cash provided by financing activities in the first six months of 2025 was lower compared to the first six months of 2024 primarily due to lower partner contributions, a net cash decrease in debt-related proceeds, and higher capital expenditures with extended payment terms. These unfavorable cash movements were partially offset by the cash favorable impacts of lower debt-related repayments and no dividend payments in the first six months of 2025 compared to the first six months of 2024.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with US GAAP, which requires us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time such estimates, judgments and assumptions are made. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. We have critical accounting estimates in the areas of inventories, property, plant and equipment, goodwill, and loss contingencies. The discussion provided below supplements the significant accounting policies disclosures provided within "Note 2: Accounting Policies" of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
▪ Inventories— inventory is valued at the lower of cost or net realizable value and includes assumptions about future demand and market conditions. The valuation of inventory requires us to estimate obsolete and excess inventory, as well as inventory that is not of saleable quality. We use a demand forecast to develop our short-term manufacturing plans to enable consistency between inventory valuations and build decisions. Significant assumptions and estimates, which evolve each forecast cycle, that are utilized in our demand forecast and obsolete and excess inventory reserves process include:
•customer and product-related factors, including a review of our customer base, the stage of the product life cycle, including limitations to demand forecasting for new products with minimal historical data, variations in market pricing, and an assessment of selling price in relation to product cost;
•market and economic factors, including cyclical changes in market conditions, the introduction of new or alternative products in the marketplace, and the associated pricing environment; and
•other factors, including tariff and export controls.

MD&A	38

Each reporting period, we compare our demand forecast estimate to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory, which would be reflected in cost of sales and result in a negative impact to our gross profit in that period. If our assumptions and estimates for our demand forecast materially fluctuate and we fail to adjust manufacturing output accordingly or such assumptions and estimates are materially inaccurate, the related obsolete and excess inventory reserves can be materially impacted and result in reduced inventory values for products that we estimate have substantial sales risk. Our estimates for obsolete and excess inventory reserves were materially consistent with actual results in the first half of 2025, in 2024 and in 2023; however, our assumptions and estimates are inherently uncertain, and our gross profit would be adversely affected if future demand is less favorable than forecasted.
▪ Property, plant and equipment—at least annually, we evaluate the period over which we expect to recover the economic value of our property, plant, and equipment, considering factors such as the process technology cadence between node transitions, changes in machinery and equipment technology, and re-use of machinery and tools across each generation of process technology. As we make manufacturing process conversions and other factory planning decisions, we use assumptions involving the use of management judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter or longer than we had originally estimated, we adjust the rate of depreciation to reflect the assets' revised useful lives. In the second quarter of 2025 and in 2024, we evaluated our current process technology node capacities relative to projected market demand for our products and services, and concluded that our manufacturing asset portfolio exceeded manufacturing capacity requirements, which resulted in us shortening the useful lives of certain placed-in-service equipment and recording accelerated depreciation charges of $337 million and $992 million, respectively. In 2023, we determined that the estimated useful lives of certain production-related machinery and equipment should be increased from 5 to 8 years and, when compared to the estimated useful life in place as of the end of 2022, we estimated this change increased gross profit in 2023 by approximately $2.5 billion and decreased R&D expense by approximately $400 million and decreased ending inventory values by approximately $1.3 billion.
Our property, plant and equipment are subject to periodic impairment reviews. Factors that we consider in deciding when to perform an impairment review include significant changes or planned changes in our use and fungibility of certain property, plant and equipment, significant under-performance of a business or product line in relation to expectations for which property, plant and equipment relate, and significant negative industry or economic trends. To perform an impairment review, our property, plant and equipment are grouped and evaluated for impairment at the lowest level of identifiable cash flows, which requires management judgment to form asset groupings and to estimate expected cash flows that are attributable to asset groupings, among other factors. If an indicator of impairment is identified at the asset grouping level, we measure the recoverability of the assets by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows arising from the use of that asset grouping. If an asset grouping carrying value is not determined to be recoverable through this undiscounted cash flows analysis, the asset grouping is considered to be impaired. The resulting charge is classified to expense, which is typically to cost of sales in a similar manner as the corresponding depreciation expense and results in a negative impact to our gross profit in that period. In the second quarter of 2025 and in 2024, we determined certain property and equipment, which had not yet been placed in service, exceeded our projected capacity requirements and incurred non-cash charges of $460 million and $2.3 billion, respectively.
▪ Goodwill—We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. We have eight reporting units with allocated goodwill, which generally align to our operating segments. We reevaluate our identified reporting units annually or when triggered, such as upon reorganization of our operating segments or due to business reasons that result in material changes as to how our reporting units are organized and managed. Impairment assessments may be qualitative or quantitative in nature. A quantitative assessment is required if we determine, based on a qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value, or if there are material changes to the structure of our reporting units. The reporting unit's carrying value used in an impairment assessment represents the allocation of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. While a substantial majority of our allocable assets, primarily property, plant and equipment, are attributable to our Intel Foundry reporting unit, that reporting unit has no remaining allocated goodwill.
Our qualitative assessment considers industry and market considerations, overall financial performance, and other relevant events and factors affecting our reporting units or Intel as a whole. More specifically, qualitative factors may include a sustained decrease in our consolidated market capitalization or one of our reporting units’ market capitalization relative to each’s respective net book value; significant company specific actions, including changes to the structure of our reporting units; and current, historical or projected deterioration of our financial performance. We may also perform a quantitative analysis to support the qualitative factors by applying sensitivities to assumptions and inputs used in measuring a reporting unit's fair value.
Our quantitative impairment assessment considers both the income approach and the market approach to estimate a reporting unit's fair value. The income approach estimates fair value using discounted future cash flows for a reporting unit primarily using the following major assumptions and inputs: revenue, based on assumed market segment growth rates and our assumed market segment share; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital. Our quantitative impairment assessment is sensitive to changes in underlying estimates and assumptions, the most sensitive of which is the discount rate. The major inputs and assumptions used in estimating discounted cash flows are derived from historical data, various internal estimates, and a variety of external sources, which are similar to those used in our business planning and forecasting processes. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. Our estimates and assumptions are inherently uncertain and change over time based on operating results, market conditions, and other factors and could materially affect the determination of the fair value and potential goodwill impairment for each reporting unit.

MD&A	39

The market approach estimates fair value using financial multiples and transaction prices of comparable companies.
To corroborate our fair value conclusions, we combine the estimated fair values for all reporting units and perform a market capitalization reconciliation as of the goodwill assessment date to validate the reasonableness of the implied control premium.
In the fourth quarter of 2024, as a part of our annual goodwill impairment assessment, we determined that the estimated fair value of each reporting unit substantially exceeded the assigned carrying value, with the exception of one reporting unit with a significant amount of assigned goodwill: Mobileye. In the third quarter of 2024, we recognized a non-cash goodwill impairment charge of $2.8 billion, substantially all of which related to our Mobileye reporting unit, as the estimated fair value of the reporting unit was lower than the assigned carrying value. As of June 28, 2025, our Mobileye reporting unit had $8.2 billion in recorded goodwill. Mobileye’s market capitalization has increased substantially since the third quarter of 2024 and, while no additional impairment was recognized within the first half of 2025, we continue to closely monitor the Mobileye reporting unit’s financial performance, business forecasts, and market capitalization. As of June 28, 2025, the estimated fair value of the Mobileye reporting unit substantially exceeded the carrying value. Should our estimates change based on Mobileye’s operating results, market conditions, or other factors in our forecast, including changes in the discount rate, the Mobileye reporting unit may become subject to further impairment in future periods. For example, a 1% increase in the discount rate would have resulted in an additional impairment of our Mobileye reporting unit’s goodwill of approximately $1.5 billion in the third quarter of 2024.
▪ Loss contingencies—we are subject to loss contingencies, including various legal and regulatory proceedings, asserted and potential claims, liabilities related to repair or replacement of parts in connection with product defects, as well as product warranties that arise in the ordinary course of business and are subject to change, including due to sudden or rapid developments in proceedings or claims. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate developments that could affect prior disclosures or previously accrued liabilities, and make adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters. Certain factors have resulted in significant changes to our judgments and estimates that we made regarding these matters in previous quarters based on updated information that became available. If one or more of these matters were resolved against us for amounts in excess of management's estimates of losses, our results of operations and financial condition could be materially adversely affected.

MD&A	40

Risk Factors and Other Key Information

Risk Factors
The risks described in "Risk Factors" within Risk Factors and Other Key Information in our 2024 Form 10-K and in our Q1 2025 Form 10-Q could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. In addition to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and Supplemental Details sections, we have provided an additional risk factor below regarding uncertainties surrounding our pursuit of next generation leading-edge process technologies and the impact they could have on our financial results.
If we are unable to secure a significant external foundry customer for Intel 14A, our next generation semiconductor manufacturing process technology, we may pause or discontinue our pursuit of next generation leading-edge process technologies, which may have significant strategic business, financial, operational and reputational risks and repercussions.
As an integrated design manufacturer (IDM) with a products business that depends on access to leading-edge semiconductor manufacturing process technologies, or nodes, to produce competitive products, we have historically invested significant capital resources to continually develop new generations of leading-edge nodes and foundry capacity to produce such nodes. However, the design, development, and manufacturing of leading-edge nodes is risky and capital-intensive, and it takes years for capital investments to yield a return. If we are unable to secure a significant external customer for our Intel 14A node, we may pause or discontinue development of Intel 14A and subsequent next generation leading-edge nodes. While we remain focused on continued development of Intel 14A and securing such a significant external customer, we have taken steps to reduce our overall investment and have further slowed down the construction of the new leading-edge fabrication facilities we are building in Ohio. In addition, while we continue to evaluate Intel 14A for use in future Intel products and our plan includes an initial product designed to utilize Intel 14A, at present we are maintaining the option to design future Intel products requiring nodes with performance beyond Intel 18A and Intel 18A-P to be produced internally or by an external foundry. We have been unsuccessful to date in securing any significant external foundry customers for any of our nodes and our prospects for securing a significant external foundry customer for Intel 14A are uncertain.
If we were to pause or discontinue the design, development, and manufacturing of Intel 14A and other next generation leading-edge nodes, we would be subject to a number of significant strategic business, financial, operational and reputational risks and repercussions including, but not limited to:
▪Dependence on Third-Party Foundries: Our products business would, over time, become dependent on third-party foundries, particularly TSMC, as we develop products for nodes beyond Intel 18A and Intel 18A-P. We have no long-term contract with TSMC, and if we are unable to secure and maintain sufficient capacity on favorable pricing terms, we may be unable to manufacture our products in sufficient volume and at a cost that supports the continued success of our products business. Further, most of our competitors have longer and more established relationships with TSMC and other third-party foundries than we do, which may put us at a competitive disadvantage. There are few foundries capable of producing the leading-edge and near-leading-edge nodes needed for our products – currently only TSMC and Samsung. To the extent our competitors are more successful than us in securing capacity with those foundries than we are, our product roadmap, market position, and customer relationships would be materially adversely impacted.
▪Losses with respect to our Investments in R&D and Manufacturing Facilities and Equipment: We had over $100 billion of property, plant, and equipment, net on our balance sheet as of June 28, 2025, the substantial majority of which we estimate relate to our foundry business. While the significant majority of this relates to our existing and in-development nodes, including Intel 18A and Intel 18A-P, with each transition to a new node we continue to utilize some R&D and manufacturing assets from prior nodes. If we were to pause or discontinue the design, development, and manufacturing of Intel 14A and other next generation leading-edge nodes, we would expect to incur significant material impairments with respect to foundry assets that may impact our results of operations. For example, we would likely discontinue the new leading-edge fabrication facilities we are building in Ohio. We also would expect to incur additional costs and expenses as we wind down other projects and facilities and reduce headcount.
▪Loss of Eligibility for Government Incentives: In November 2024, we signed a Direct Funding Agreement with the US Department of Commerce for the award of $7.9 billion in government incentives. We have also entered into other government incentive arrangements with local, regional, and national governments, both US and non-US. If we were to pause or discontinue the design, development, and manufacturing of Intel 14A, we may lose eligibility for various incentives contemplated by these arrangements, and we may be required to repay amounts already received under these arrangements.
▪Potential Penalty Payments Under our SCIP Agreements: To support our capital investments in recent years, we pursued alternative financing arrangements including our 2022 joint investment with Brookfield in the manufacturing expansion of our Arizona campus and our 2024 joint investment with Apollo related to Fab 34 in Ireland. Our potential pause or discontinuation of the design, development, and manufacture of Intel 14A may accelerate our move to third-party foundry services for our products and result in our inability to satisfy construction and/or wafer demand and purchase commitments in those arrangements, potentially requiring substantial additional payments to our SCIP partners.

Other Key Information	41

▪Loss of Talent: Historically, as one of the only companies in the world, and the only company in the U.S., pursuing the design, development and manufacturing of next generation leading-edge nodes, we have benefitted from being in a unique position as an employer to hire and retain scientists, engineers, and other technical talent interested in being on the cutting edge of semiconductor innovation. If we were to pause or discontinue leading-edge node design, development, and manufacturing, or any perception that we may do so in the future, may materially adversely impact our ability to hire and retain key talent across our foundry organization and the company more broadly, and we risk substantial loss of historical, technical, and other expertise.
▪Limited External Foundry Potential: We have been unsuccessful to date in attracting significant customers to our external foundry business. If we were to pause or discontinue our pursuit of Intel 14A and successor nodes, it is highly uncertain whether we would be able to develop this business. Among other things, our existing nodes (Intel 7, Intel 4 and Intel 3) were designed for Intel products, and if potential customers for our upcoming Intel 18A-P node believe we are no longer committed to continued development of next generation leading-edge nodes (Intel 14A and beyond), they may be inclined to remain with their current foundry partners and unwilling to make the significant investments of time and resources needed to develop products on our nodes.
▪Other Significant Financial, Operational, and Reputational Risks: If we pause or discontinue the design, development and manufacture of Intel 14A and future leading-edge nodes, it may give rise to additional material risks that we are not able to foresee or that are more significant than we anticipate, including, but not limited to, adverse impacts to our relationships and the terms of our engagements with customers, suppliers, and strategic partners, potential credit rating risk, and diminished investor confidence and increased stock price volatility. It is also uncertain what actions, if any, may be taken by the U.S. and other governments to the extent they view a potential discontinuation of our leading-edge process technology design, development, and manufacturing as a strategic risk from a national economic or defense perspective.
Any of the foregoing could have a material adverse impact on our revenue, operations, financial position, cash flows, access to financing, cost structure, competitiveness, reputation, profitability, and prospects and could exacerbate other risks discussed in our 2024 Form 10-K and Q1 2025 Form 10-Q. Further, given the decades of significant continuous investments in R&D, talent accumulation, intellectual property, state-of-the-art facilities, and technical know-how needed to compete in leading-edge node design, development and manufacturing, any decision to pause or discontinue our pursuit of Intel 14A and successor leading-edge process technologies may be effectively irreversible.
Quantitative and Qualitative Disclosures About Market Risk
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 28, 2024, and updated that analysis as of June 28, 2025, to determine whether material changes in market risks pertaining to currency and interest rates or equity and commodity prices have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2024 Form 10-K. Risks related to changes in international trade policies, including tariffs and export controls, particularly those involving the United States and China are described under "Risk Factors" within Risk Factors and Other Key Information in our 2024 Form 10-K and in our Q1 2025 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Key Information	42

Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending June 28, 2025. As of June 28, 2025, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 28, 2025, no such plans or arrangements were adopted or terminated, including by modification.
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
Amendment and Restatement of 2006 Equity Incentive Plan

As previously disclosed in our Form 8-K dated May 9, 2025, the Company's stockholders approved an amendment and restatement of the Company's 2006 Equity Incentive Plan (the “EIP”) at the 2025 Annual Stockholders’ Meeting held on May 6, 2025 (the “Annual Meeting”). The amended and restated EIP became effective upon stockholder approval and, among other changes, extended the term of the plan for an additional one year and increased by 150 million the number of shares available under the EIP, as described under Proposal 4 of the Company's definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 27, 2025.

Other Key Information	43

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
10.1	Transaction Agreement, dated April 14, 2025, by and among Intel Corporation, Intel Americas, Inc., Altera Corporation, and SLP VII Gryphon Aggregator, L.P.					X
10.2	Form of Limited Partnership Agreement to be entered into by and among Intel Corporation, Intel Americas, Inc., Altera Corporation, and SLP VII Gryphon Aggregator, L.P.					X
10.3†	Intel Corporation 2006 Equity Incentive Plan as Amended and Restated Effective May 6, 2025					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	44

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 24
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Liquidity and capital resources	Pages 37 - 40
	Results of operations	Pages 26 - 36
	Critical accounting estimates	Page 26, 38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 42
Item 4.	Controls and Procedures	Page 42

Part II - Other Information
Item 1.	Legal Proceedings	Pages 21 - 24
Item 1A.	Risk Factors	Page 41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 43
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Rule 10b5-1 Trading Arrangements	Page 43
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 43
	Amendment and Restatement of 2006 Equity Incentive Plan	Page 43
Item 6.	Exhibits	Page 44

Signatures		Page 46

Other Key Information	45

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	July 24, 2025	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	July 24, 2025	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

46