Form 10-Q
period 2025-09-27
INTEL CORP
filed 2025-11-06
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 27, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2025, the registrant had outstanding 4,770 million shares of common stock.

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
▪our business plans and strategy and anticipated benefits therefrom;
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
▪investment plans and impacts of investment plans, including in the U.S. and abroad;
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
▪expected timing and impact of acquisitions, divestitures, and other significant transactions;
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
▪expectations regarding government funding, incentives, policies, and priorities;
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
▪changes in demand for our products;
▪macroeconomic conditions and geopolitical tensions and conflicts, including geopolitical and trade tensions between the U.S. and China, the impacts of Russia's war on Ukraine, tensions and conflict affecting Israel and the Middle East, and rising tensions between mainland China and Taiwan;

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
▪U.S. government ownership of significant equity interests in the company;
▪our debt obligations and our ability to access sources of capital;
▪complex and evolving laws and regulations across many jurisdictions;
▪fluctuations in currency exchange rates;
▪changes in our effective tax rate and applicable tax regimes;
▪catastrophic events;
▪environmental, health, safety, and product regulations;
▪our initiatives and new legal requirements with respect to corporate responsibility matters; and
▪other risks and uncertainties described in this report, our 2024 Form 10-K, our Q1 2025 Form 10-Q, our Q2 2025 Form 10-Q and our other filings with the SEC.

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
Availability of Company Information
We use our Investor Relations website, www.intc.com, as a routine channel for distribution of important, and often material, information about us, including our quarterly and annual earnings results and presentations, press releases, announcements, information about upcoming webcasts, analyst presentations, and investor days, archives of these events, financial information, corporate governance practices, and corporate responsibility information. We also post our filings on this website the same day they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K, our proxy statements, and any amendments to those reports. All such information is available free of charge. Our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post financial information and issue press releases, and to receive information about upcoming events. We encourage interested persons to follow our Investor Relations website in addition to our filings with the SEC to receive timely information about the company.
Intel, the Intel logo, Intel Core, Gaudi, and Altera are trademarks of Intel Corporation or its subsidiaries in the U.S. and/or other countries.
* Other names and brands may be claimed as the property of others.

2

Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Net revenue	$13,653	$13,284	$39,179	$38,841
Cost of sales	8,435	11,287	25,747	27,080
Gross profit	5,218	1,997	13,432	11,761
Research and development	3,231	4,049	10,555	12,670
Marketing, general, and administrative	1,129	1,383	3,450	4,268
Restructuring and other charges	175	5,622	2,221	6,913
Operating expenses	4,535	11,054	16,226	23,851
Operating income (loss)	683	(9,057)	(2,794)	(12,090)
Gains (losses) on equity investments, net	221	(159)	611	(74)
Interest and other, net	3,670	130	3,402	355
Income (loss) before taxes	4,574	(9,086)	1,219	(11,809)
Provision for (benefit from) taxes	304	7,903	860	7,271
Net income (loss)	4,270	(16,989)	359	(19,080)
Less: net income (loss) attributable to non-controlling interests	207	(350)	35	(450)
Net income (loss) attributable to Intel	$4,063	$(16,639)	$324	$(18,630)
Earnings (loss) per share attributable to Intel—basic	$0.90	$(3.88)	$0.07	$(4.37)
Earnings (loss) per share attributable to Intel—diluted¹	$0.90	$(3.88)	$0.07	$(4.37)
Weighted average shares of common stock outstanding:
Basic	4,514	4,292	4,424	4,267
Diluted	4,531	4,292	4,434	4,267
1 For the three and nine months ended September 27, 2025, earnings (loss) per share attributable to Intel-diluted has been calculated by adjusting net income (loss) attributable to Intel for the loss of $2 million related to the mark-to-market of that portion of the derivative liability that is attributable to 342 thousand contingent Escrowed Shares that were included in the weighted average shares of common stock outstanding-diluted during the period.
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Operations	3

Consolidated Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Net income (loss)	$4,270	$(16,989)	$359	$(19,080)
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	(48)	512	727	32
Actuarial valuation and other pension benefits (expenses), net	1	—	2	—
Translation adjustments and other	1	(1)	1	(2)
Other comprehensive income (loss)	(46)	511	730	30
Total comprehensive income (loss)	4,224	(16,478)	1,089	(19,050)
Less: comprehensive income (loss) attributable to non-controlling interests	207	(350)	35	(450)
Total comprehensive income (loss) attributable to Intel	$4,017	$(16,128)	$1,054	$(18,600)

See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income (Loss)	4

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Sep 27, 2025	Dec 28, 2024
Assets
Current assets:
Cash and cash equivalents	$11,141	$8,249
Short-term investments	19,794	13,813
Accounts receivable, net	3,202	3,478
Inventories	11,489	12,198
Other current assets	6,105	9,586
Total current assets	51,731	47,324

Property, plant, and equipment, net of accumulated depreciation of $105,063 ($102,193 as of December 28, 2024)	105,047	107,919
Equity investments	8,667	5,383
Goodwill	23,912	24,693
Identified intangible assets, net	2,877	3,691
Other long-term assets	12,280	7,475
Total assets	$204,514	$196,485

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,268	$12,556
Accrued compensation and benefits	3,756	3,343
Short-term debt	2,496	3,729
Income taxes payable	825	1,756
Other accrued liabilities	14,952	14,282
Total current liabilities	32,297	35,666

Debt	44,057	46,282
Other long-term liabilities	11,430	9,505
Contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value, 4,766 issued and outstanding (4,330 issued and outstanding as of December 28, 2024)	56,755	50,949
Accumulated other comprehensive income (loss)	19	(711)
Retained earnings	49,602	49,032
Total Intel stockholders' equity	106,376	99,270
Non-controlling interests	10,354	5,762
Total stockholders' equity	116,730	105,032
Total liabilities and stockholders’ equity	$204,514	$196,485

See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
(In Millions; Unaudited)	Sep 27, 2025	Sep 28, 2024
Cash and cash equivalents, beginning of period	$8,249	$7,079
Cash flows provided by (used for) operating activities:
Net income (loss)	359	(19,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,971	7,651
Share-based compensation	1,896	2,759
Restructuring and other charges	372	3,626
Amortization of intangibles	708	1,081
(Gains) losses on equity investments, net	(611)	75
Mark-to-market (gains) losses on obligation to issue Escrowed Shares	1,687	—
(Gains) losses on divestitures	(5,355)	—
Deferred taxes	123	6,368
Impairments and net (gain) loss on retirement of property, plant, and equipment	465	2,290
Changes in assets and liabilities:
Accounts receivable	162	282
Inventories	(9)	(969)
Accounts payable	(281)	566
Accrued compensation and benefits	541	1,384
Income taxes	(1,196)	(930)
Other assets and liabilities	(1,423)	20
Total adjustments	5,050	24,203
Net cash provided by (used for) operating activities	5,409	5,123
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(11,158)	(18,110)
Proceeds from capital-related government incentives	1,018	725
Purchases of short-term investments	(16,401)	(31,519)
Maturities and sales of short-term investments	10,964	34,268
Sales of equity investments	642	503
Proceeds from divestitures, net	6,186	—
Other investing	494	(359)
Net cash provided by (used for) investing activities	(8,255)	(14,492)
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	3,493	7,349
Repayment of commercial paper	(3,493)	(7,349)
Partner contributions	3,652	12,278
Net proceeds from sales of subsidiary shares	922	—
Additions to property, plant, and equipment	(2,493)	(741)
Issuance of long-term debt, net of issuance costs	—	2,975
Repayment of debt	(3,750)	(2,288)
Proceeds from sales of common stock through employee equity incentive plans	777	986
Net proceeds attributed to common stock and warrants issued	3,737	—
Net proceeds attributed to obligation to issue Escrowed Shares	3,945	—
Payment of dividends to stockholders	—	(1,599)
Other financing	(1,052)	(536)
Net cash provided by (used for) financing activities	5,738	11,075
Net increase (decrease) in cash and cash equivalents	2,892	1,706
Cash and cash equivalents, end of period	$11,141	$8,785

Non-cash supplemental disclosures:
Acquisition of property, plant, and equipment[1]	$5,068	$6,595
Recognition of capital-related government incentives	$6,094	$2,211
Cash paid during the period for:
Interest, net of capitalized interest	$1,156	$1,099
Income taxes, net of refunds	$1,939	$1,880
1 Includes $1,301 million with extended payment terms of greater than 90 days in the nine months ended September 27, 2025.
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings[1]	Non-Controlling Interests	Total
	Shares	Amount
Three Months Ended

Balance as of June 28, 2025	4,377	$52,334	$65	$45,484	$7,868	$105,751
Net income (loss)	—	—	—	4,063	207	4,270
Other comprehensive income (loss)	—	—	(46)	—	—	(46)
Net proceeds from stock issuances and warrants[2]	362	3,758	—	—	—	3,758
Net proceeds from sales of subsidiary shares and partner contributions	—	60	—	—	2,276	2,336
Partner distributions	—	—	—	—	(68)	(68)
Employee equity incentive plans and other	32	286	—	—	—	286
Share-based compensation	—	477	—	—	71	548
Restricted stock unit withholdings	(5)	(160)	—	55	—	(105)
Balance as of September 27, 2025	4,766	$56,755	$19	$49,602	$10,354	$116,730

Balance as of June 29, 2024	4,276	$49,763	$(696)	$66,162	$5,205	$120,434
Net income (loss)	—	—	—	(16,639)	(350)	(16,989)
Other comprehensive income (loss)	—	—	511	—	—	511
Net proceeds from partner contributions	—	—	—	—	417	417
Employee equity incentive plans and other	38	355	—	—	—	355
Share-based compensation	—	740	—	—	60	800
Restricted stock unit withholdings	(5)	(193)	—	65	—	(128)
Cash dividends declared ($0.13 per share of common stock)	—	—	—	(536)	—	(536)
Balance as of September 28, 2024	4,309	$50,665	$(185)	$49,052	$5,332	$104,864

Nine Months Ended

Balance as of December 28, 2024	4,330	$50,949	$(711)	$49,081	$5,762	$105,081
Net income (loss)	—	—	—	324	35	359
Other comprehensive income (loss)	—	—	730	—	—	730
Net proceeds from stock issuances and warrants[2]	362	3,758	—	—	—	3,758
Net proceeds from sales of subsidiary shares and partner contributions	—	58	—	—	4,516	4,574
Partner distributions	—	—	—	—	(159)	(159)
Employee equity incentive plans and other	88	777	—	—	—	777
Share-based compensation	—	1,696	—	—	200	1,896
Restricted stock unit withholdings	(14)	(483)	—	197	—	(286)
Balance as of September 27, 2025	4,766	$56,755	$19	$49,602	$10,354	$116,730

Balance as of December 30, 2023	4,228	$36,649	$(215)	$69,156	$4,375	$109,965
Net income (loss)	—	—	—	(18,630)	(450)	(19,080)
Other comprehensive income (loss)	—	—	30	—	—	30
Net proceeds from partner contributions	—	11,012	—	—	1,266	12,278
Employee equity incentive plans and other	96	986	—	—	—	986
Share-based compensation	—	2,618	—	—	141	2,759
Restricted stock unit withholdings	(15)	(600)	—	125	—	(475)
Cash dividends declared ($0.38 per share of common stock)	—	—	—	(1,599)	—	(1,599)
Balance as of September 28, 2024	4,309	$50,665	$(185)	$49,052	$5,332	$104,864
1 The retained earnings balance as of December 28, 2024 includes an opening balance adjustment made as a result of the adoption of a new accounting standard in 2025.
2 Includes $110 million of allocated proceeds to warrants from the Warrant and Common Stock Agreement with the U.S. government.
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	7

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2024 Form 10-K.
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2024 Form 10-K, which includes additional information on our significant accounting policies, as well as the methods and assumptions used in our estimates, and our Q2 2025 Form 10-Q, which discusses the critical accounting estimates that supplement the significant accounting policies outlined in "Note 2: Accounting Policies" within Notes to Consolidated Financial Statements within our 2024 Form 10-K.

Note 2 :	Operating Segments
In the first quarter of 2025, we made an organizational change to integrate our Networking and Edge (NEX) business into CCG and DCAI and modified our segment reporting to align to this and certain other business reorganizations. All prior period segment data have been retrospectively adjusted to reflect the way our CODM internally receives information and manages and monitors our operating segment performance starting in fiscal year 2025. Additionally, effective September 12, 2025, we completed the divestiture of 51% of Altera. As of that date, Altera's results of operations are no longer included in our consolidated or segment results. Altera's financial results were included within our "all other" category for all periods presented through September 11, 2025. There are no changes to our Consolidated Condensed Financial Statements for any prior periods resulting from our organizational change in the first quarter of 2025 or the Altera transaction, which is further described below.
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
Intel Foundry
▪Segment revenue: consists substantially of intersegment product and services revenue for wafer fabrication, substrates and other related products, and services sold to Intel Products and certain other Intel internal businesses. We recognize intersegment revenue based on the completion of performance obligations. Product revenue is recognized upon transfer of ownership, which is generally at the completion of wafer sorting. Backend service revenue is recognized upon the completion of assembly and test milestones, which approximates the recognition of revenue over the service period. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third-party foundry and assembly and test revenues from external customers that totaled $32 million in the three months ended September 27, 2025 and $85 million in the first nine months of 2025, compared to $55 million in the three months ended September 28, 2024, and $107 million in the first nine months of 2024.

Financial Statements	Notes to Financial Statements	8

▪Segment expenses: consists of direct expenses for technology development, product manufacturing and services provided by Intel Foundry to internal and external customers, allocated expenses as described below, and direct operating expenses. Direct expenses for product manufacturing include excess capacity charges, if any.
All Other
Our "all other" category includes the results of operations from other non-reportable segments not otherwise presented, including our Mobileye business, our IMS business, start-up businesses that support our initiatives, and historical results of operations from divested businesses, including Altera. Effective September 12, 2025, Altera, previously a wholly-owned subsidiary, was deconsolidated from our consolidated financial statements following the closing of the sale of 51% of Altera's issued and outstanding common stock. Altera's financial results of operations were included in our "all other" category through September 11, 2025. As of September 12, 2025, our retained interest in Altera is accounted for as an equity method investment. See "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information. The financial results of our "all other" category include intersegment product and services revenue and intersegment expenses primarily between Altera and our Intel Foundry segment.
We allocate operating expenses from our sales and marketing group to the Intel Products operating segments and allocate substantially all our operating expenses from our general and administration groups to our reportable operating segments.
We estimate that the substantial majority of our consolidated depreciation expense in the first nine months of 2025 and 2024 was incurred by Intel Foundry. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products or other customers. As a result, it is impracticable to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss).
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

Financial Statements	Notes to Financial Statements	9

Net revenue, cost of sales and operating expenses, and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Sep 27, 2025
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$8,535	$4,117	$12,652	$4,235	$993	$—	$(4,227)	$13,653
Cost of sales and operating expenses	5,841	3,153	8,994	6,556	893	782	(4,255)	12,970
Operating income (loss)	$2,694	$964	$3,658	$(2,321)	$100	$(782)	$28	$683

	Three Months Ended
(In Millions)	Sep 28, 2024
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$8,161	$4,141	$12,302	$4,339	$964	$—	$(4,321)	$13,284
Cost of sales and operating expenses	5,224	3,760	8,984	10,138	959	6,502	(4,242)	22,341
Operating income (loss)	$2,937	$381	$3,318	$(5,799)	$5	$(6,502)	$(79)	$(9,057)

	Nine Months Ended
(In Millions)	Sep 27, 2025
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$24,035	$12,182	$36,217	$13,319	$2,989	$—	$(13,346)	$39,179
Cost of sales and operating expenses	16,927	10,010	26,937	21,128	2,717	4,797	(13,606)	41,973
Operating income (loss)	$7,108	$2,172	$9,280	$(7,809)	$272	$(4,797)	$260	$(2,794)

	Nine Months Ended
(In Millions)	Sep 28, 2024
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$24,577	$11,774	$36,351	$12,977	$2,488	$—	$(12,975)	$38,841
Cost of sales and operating expenses	16,177	10,734	26,911	24,019	2,699	10,397	(13,095)	50,931
Operating income (loss)	$8,400	$1,040	$9,440	$(11,042)	$(211)	$(10,397)	$120	$(12,090)

Financial Statements	Notes to Financial Statements	10

Corporate Unallocated Expenses
Corporate unallocated expenses include certain operating expenses not allocated to specific operating segments. The nature of these expenses may vary, but primarily consist of restructuring and other charges, share-based compensation, certain impairment charges, and certain acquisition-related costs.

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Acquisition-related costs	$118	$266	$388	$796
Share-based compensation	548	800	1,896	2,759
Restructuring and other charges[1]	175	5,622	2,221	6,913
Other	(59)	(186)	292	(71)
Total corporate unallocated expenses	$782	$6,502	$4,797	$10,397
1 See "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information.

Note 3 :	Non-Controlling Interests

	Non-Controlling Ownership %
	Sep 27, 2025	Sep 28, 2024
Ireland SCIP	49%	49%
Arizona SCIP	49%	49%
Mobileye	20%	12%
IMS	32%	32%

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS	Total
Non-controlling interests as of Dec 28, 2024	$61	$3,888	$1,672	$141	$5,762
Partner contributions	—	3,653	—	—	3,653
Partner distributions	(159)	—	—	—	(159)
Changes in equity of non-controlling interest holders	—	—	1,063	—	1,063
Net income (loss) attributable to non-controlling interests	167	(74)	(33)	(25)	35
Non-controlling interests as of Sep 27, 2025	$69	$7,467	$2,702	$116	$10,354

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS	Total
Non-controlling interests as of Dec 30, 2023	$—	$2,359	$1,838	$178	$4,375
Partner contributions	—	1,266	—	—	1,266
Changes in equity of non-controlling interest holders	—	—	141	—	141
Net income (loss) attributable to non-controlling interests	51	(107)	(362)	(32)	(450)
Non-controlling interests as of Sep 28, 2024	$51	$3,518	$1,617	$146	$5,332

Financial Statements	Notes to Financial Statements	11

Mobileye
On July 11, 2025, we converted 113.7 million of our Mobileye Class B shares into Class A shares. We subsequently sold 57.5 million of the Class A shares in a secondary offering, representing 7% of Mobileye's outstanding capital stock, for $16.50 per share and received net proceeds of $922 million. Concurrently, Mobileye repurchased from us 6.2 million of the Class A Shares for $16.50. As of September 27, 2025, we continue to hold the remaining 50.0 million Mobileye Class A shares from the conversion, in addition to our remaining Mobileye Class B shares. As we will continue to consolidate the results of Mobileye, the impact of their share repurchase was eliminated in our Consolidated Condensed Financial Statements. In the third quarter of 2024, we recognized a non-cash goodwill impairment charge of $2.8 billion, substantially all of which related to our Mobileye reporting unit. The non-cash impairment charge related to our Mobileye reporting unit was attributed to Intel and to non-controlling interest holders based on our proportional ownership (see "Note 11: Goodwill" within Notes to Consolidated Financial Statements as included in our 2024 Form 10-K for further information).
Semiconductor Co-Investment Program
Ireland SCIP
We consolidate the results of an Irish limited liability company (Ireland SCIP), a VIE, into our Consolidated Condensed Financial Statements because we are the primary beneficiary. Generally, distributions will be received from Ireland SCIP based on each investor's respective ownership of Ireland SCIP, of which Intel's is 51%. Ireland SCIP has rights to factory output of an Intel owned wafer fabrication plant in Ireland (Fab 34) and rights to resell the factory output to us. We retain sole ownership of Fab 34 and we are engaged as the Fab 34 operator in exchange for variable payments from Ireland SCIP based on the related factory output. We are required to substantially complete construction of Fab 34 in accordance with contractual parameters and timelines or we will be required to pay delay-related liquidated damages to Apollo, the other investor, beginning in 2026, not to exceed $1.1 billion in total. Though we expect certain construction delays in the near term, we intend to complete construction of Fab 34. We will be required to purchase minimum quantities of the related factory output from Ireland SCIP, or we will be subject to certain volume-related damages payable to Ireland SCIP, beginning at the earlier of when construction is complete or the third quarter of 2027. As of September 27, 2025, other than cash and cash equivalents held by Ireland SCIP, most of the remaining assets and liabilities of Ireland SCIP were eliminated in our Consolidated Condensed Balance Sheets.
Arizona SCIP
We consolidate the results of an Arizona limited liability company (Arizona SCIP), a VIE, into our Consolidated Condensed Financial Statements because we are the primary beneficiary. Contributions and distributions made between Arizona SCIP and investors are generally made based on our and Brookfield's proportional ownership interest in Arizona SCIP.
We are the primary beneficiary of two new chip factories still partially under construction by Arizona SCIP; we have the right to direct how and for what purpose the underlying assets will be used and to purchase 100% of the wafer output. During the three months ended September 27, 2025, Arizona SCIP placed the first tranche of manufacturing assets into service, making the assets available for our use. When production commences in 2026, as the sole operator we will be required to operate Arizona SCIP at minimum production levels and will be required to limit excess inventory held on site or we will be subject to certain volume-related damages payable to Arizona SCIP.
The property, plant, and equipment assets owned by Arizona SCIP and included in our Consolidated Condensed Balance Sheets as of September 27, 2025, which are not available to us as they can be used only to settle obligations of the VIE, consisted of construction in progress assets of $5.2 billion ($11.5 billion as of December 28, 2024) and assets that have been placed into service of $10.9 billion. The remaining assets and liabilities of Arizona SCIP were eliminated in our Consolidated Condensed Balance Sheets.

Financial Statements	Notes to Financial Statements	12

Note 4 :	Earnings (Loss) Per Share and Stockholders' Equity
We computed basic earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding during the period. We computed diluted earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period, if applicable.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Net income (loss)	$4,270	$(16,989)	$359	$(19,080)
Less: net income (loss) attributable to non-controlling interests	207	(350)	35	(450)
Net income (loss) attributable to Intel	$4,063	$(16,639)	$324	$(18,630)
Weighted average shares of common stock outstanding—basic[1]	4,514	4,292	4,424	4,267
Dilutive effect of employee equity incentive plans and stock issuances	17	—	10	—
Weighted average shares of common stock outstanding—diluted	4,531	4,292	4,434	4,267
Earnings (loss) per share attributable to Intel—basic	$0.90	$(3.88)	$0.07	$(4.37)
Earnings (loss) per share attributable to Intel—diluted[2]	$0.90	$(3.88)	$0.07	$(4.37)
1 For the three and nine months ended September 27, 2025, we have included the weighted average impacts of Escrowed Shares that are not contingently issuable. Refer to additional discussion under the Warrant and Common Stock Agreement with the U.S. government section below.
2 For the three and nine months ended September 27, 2025, earnings (loss) per share attributable to Intel-diluted has been calculated by adjusting net income (loss) attributable to Intel for the loss of $2 million related to the mark-to-market of that portion of the derivative liability that is attributable to 342 thousand contingent Escrowed Shares that were included in the weighted average shares of common stock outstanding-diluted during the period.
Potentially dilutive shares of common stock from employee equity incentive plans and stock issuances are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan. The dilutive impact from the assumed issuance of common stock associated with a contractual transaction to issue shares of common stock that settled in the three and nine months ended September 27, 2025 is determined from the date of the agreement or the beginning of the period (whichever is later) to the date the transaction closes by applying the treasury stock method firstly by calculating the weighted average shares for that period and secondly by reducing weighted average shares by the hypothetical buyback of shares calculated by dividing the total proceeds received by the average market price of Intel stock for the period. The potentially dilutive impact from the assumed issuance of the Escrowed Shares is determined by applying the if-converted method to the weighted average shares from the equity agreement date or the beginning of the period (whichever is later) to the date we received proceeds from Secure Enclave (defined below), as applicable to each period in which Secure Enclave proceeds are received. The potentially dilutive impact from the assumed issuance of common stock associated with a contractual conversion feature is determined by applying the if-converted method to the assumed exercise of the outstanding conversion feature.
In the three and nine months ended September 27, 2025 and September 28, 2024, securities that would have been anti-dilutive were insignificant.
Sales of Common Stock
Private Placement Share Sale to SoftBank Group
On August 18, 2025, we entered into an agreement to issue and sell 87 million shares of our common stock to SoftBank Group at $23.00 per share, representing an aggregate cash purchase price of $2.0 billion. The transaction closed on September 26, 2025.

Financial Statements	Notes to Financial Statements	13

U.S. Government Agreements
On August 22, 2025, we entered into a Warrant and Common Stock Agreement (U.S. Government Agreement) with the U.S. Department of Commerce (DOC). Pursuant to the terms of the U.S. Government Agreement, the Federal Government of the United States of America (U.S. government) agreed to make disbursements to us consisting of (1) the acceleration of certain disbursements under an amendment to our November 2024 Direct Funding Agreement (DFA) under the CHIPs and Science Act of 2022 (CHIPs Act) with the DOC in the amount of $5.7 billion and (2) $3.2 billion of disbursements in respect of our existing agreement with the U.S. government under the CHIPs Act Secure Enclave program (Secure Enclave) to be made as we perform on our commitments pursuant to the terms and conditions of Secure Enclave. As compensation to the U.S. government for, and as a condition to the DOC's willingness to permit, the disbursements, the company agreed to issue to the DOC: (i) up to 433 million shares of our common stock, of which 275 million would be issued on the closing date (Common Stock Issuance) and 159 million would be issued into escrow to be released as disbursements are received by us under Secure Enclave (Escrowed Shares); and (ii) warrants exercisable to purchase up to 241 million shares of our common stock at $20.00 per share (Warrants) if we were to cease to directly or indirectly own at least 51% of our foundry business (Warrant Condition). The DOC also agreed that to the maximum extent permissible under applicable law, our obligations pursuant to the DFA would be considered discharged, other than with respect to Secure Enclave. The U.S. government agreed to make the disbursements in respect of, and on the terms and conditions of, Secure Enclave and agreed to work with us to make appropriate amendments and modifications to the DFA to release us from certain of its obligations.
On August 27, 2025, the closing of the transactions contemplated by the U.S. Government Agreement occurred. On such date:
▪we and the DOC entered into an amendment to the DFA that, among other things, removed the prior project milestone requirements and certain other conditions to disbursements under the DFA;
▪we received from the DOC the $5.7 billion of remaining potential disbursements under the DFA;
▪we issued to the DOC the 275 million share Common Stock Issuance;
▪we issued to the DOC the Warrants to purchase up to 241 million shares of our common stock, subject to anti-dilution adjustments for dividends, distributions, subdivisions, combinations or reclassifications; and
▪we issued into escrow the 159 million Escrowed Shares for the benefit of the DOC to be released as the company performs, invoices and receives disbursements from the U.S. government under Secure Enclave.
The Escrowed Shares will be released from escrow as and when Secure Enclave disbursements are received by us for our performance under Secure Enclave, with the number of Escrowed Shares to be issued with respect to each Secure Enclave disbursement being determined based on $20.00 per share. To the extent any Escrowed Shares have not been released from escrow at the end of the period during which we are eligible for Secure Enclave disbursements, half of any remaining Escrowed Shares will be released from escrow to the DOC at such time with no additional consideration payable to us, with the other half of the remaining Escrowed Shares automatically forfeited and cancelled. During the three months ended September 27, 2025, we released 684 thousand Escrowed Shares pertaining to disbursement received under Secure Enclave.
We accounted for the $5.7 billion of accelerated disbursements under the amended DFA as being attributable to our issuance of three freestanding instruments: the 275 million share Common Stock Issuance, the 159 million Escrowed Shares, and the Warrants to purchase 241 million shares. We have concluded that the Common Stock Issuance and the issuance of the Warrants should be classified within permanent equity. We classified the Escrowed Shares as a derivative liability, which was recorded at fair value at inception with subsequent changes in fair value recorded through interest and other, net within our Consolidated Condensed Statements of Operations until settlement. Accordingly, we have allocated the $5.7 billion in cash proceeds received at the closing date to the Escrowed Shares at fair value of $3.9 billion, with the remaining proceeds allocated to the Common Stock Issuance and Warrants of $1.6 billion and $110 million, respectively, based on their relative fair values. During the three months ended September 27, 2025, we recognized $1.7 billion related to the net change in fair value of the Escrowed Shares as of the settlement date for Escrowed Shares that were released during the period and as of the reporting date for Escrowed Shares that were not released. At September 27, 2025, the fair value of the Escrowed Shares was $5.6 billion, which we have recognized within other accrued liabilities and other long-term liabilities.
The $2.3 billion previously received under the DFA and Secure Enclave programs prior to the August 22, 2025 U.S. Government Agreement date remained subject to our government grant accounting policy. See “Note 5: Other Financial Statement Details” within Notes to Consolidated Condensed Financial Statements for further discussion.
In the three and nine months ended September 27, 2025, we released 684 thousand Escrowed Shares upon our receipt of certain of the cash proceeds for our performance under Secure Enclave. The remaining 79 million Escrowed Shares that were not contingently issuable based on the terms of the U.S. Government Agreement have been included in our computation of basic earnings per share for the three and nine months ended September 27, 2025. The remaining 79 million Escrowed Shares are considered contingently issuable based on the DOC's disbursements under Secure Enclave and therefore will be excluded from basic and diluted earnings per share until the contingencies are met. Potentially dilutive shares issuable under the Warrant have been excluded from all basic and diluted earnings per share calculations for the three and nine months ended September 27, 2025 as the Warrants are neither currently nor expected to become exercisable.

Financial Statements	Notes to Financial Statements	14

Private Placement Share Sale to NVIDIA
On September 15, 2025, we entered into an agreement to issue and sell 215 million shares of our common stock to NVIDIA at a price of $23.28 per share, representing an aggregate cash purchase price of $5.0 billion. The closing of the issuance and sale, which represents a standalone transaction, remains subject to customary closing conditions.

Note 5 :	Other Financial Statement Details
Accounts Receivable
We sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Accounts receivable sold under non-recourse factoring arrangements were $2.4 billion during the first nine months of 2025 ($1.5 billion during the first nine months of 2024). After the sale of our accounts receivable, we collect payment from the customers and remit to the third-party financial institution.
Inventories

(In Millions)	Sep 27, 2025	Dec 28, 2024
Raw materials	$1,135	$1,344
Work in process	6,751	7,432
Finished goods	3,603	3,422
Total inventories	$11,489	$12,198
Property, Plant, and Equipment
We invest in and deploy manufacturing assets in response to manufacturing capacity requirements based upon short- and long-term demand forecasts and economic returns relative to capital outlays. We regularly monitor, evaluate, and adjust our manufacturing capacity footprint in response to a number of volatile factors that impact our business, including demand for our products and services and the state of the semiconductor industry as a whole. In connection with the preparation of our Consolidated Condensed Financial Statements for the second quarter of 2025, we evaluated our current process technology node capacities relative to projected market demand for our products and services, concluding that our manufacturing asset portfolio exceeded manufacturing capacity requirements. Upon performing a re-use assessment, we impaired and accelerated depreciation for certain manufacturing assets. In total, we recorded non-cash impairments and accelerated depreciation charges of $460 million and $337 million, respectively, in the second quarter of 2025, net of certain items. All charges were recognized in cost of sales within our Intel Foundry operating segment. In the third quarter of 2024, we performed a similar exercise and recorded non-cash impairments and accelerated depreciation charges of $2.1 billion and $945 million, respectively, substantially all of which were recognized in cost of sales within our Intel Foundry operating segment.
Additionally, we incurred other non-cash asset impairment and accelerated depreciation charges of $416 million in the second quarter of 2025 and $442 million in the third quarter of 2024, as a direct result of the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively (see "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements). These charges were included as a component of "corporate unallocated expenses" within the restructuring and other charges category for each applicable period, as presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $3.2 billion as of September 27, 2025 ($3.3 billion as of December 28, 2024).
Interest and Other, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Interest income	$228	$340	$682	$983
Interest expense	(282)	(248)	(808)	(800)
Gain (loss) on mark-to-market of Escrowed Shares	(1,687)	—	(1,687)	—
Gain on divestiture of Altera	5,546	—	5,546	—
Other, net	(135)	38	(331)	172
Total interest and other, net	$3,670	$130	$3,402	$355
Interest expense is net of $284 million of interest capitalized in the third quarter of 2025 and $964 million in the first nine months of 2025 ($392 million in the third quarter of 2024 and $1.1 billion in the first nine months of 2024).

Financial Statements	Notes to Financial Statements	15

Gain (loss) on mark-to-market of Escrowed Shares related to changes in fair value of the Escrowed Shares released during the periods ended and held as of September 27, 2025 (refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements).
Gain on divestiture of Altera is related to the sale of 51% of the business for which we recorded a pretax gain of $5.5 billion (refer to "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements).
Other, net included charges of $97 million in the third quarter of 2025 and $191 million in the first nine months of 2025 related to the sale of our NAND memory business (refer to "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements).
Government Incentives
In the first nine months of 2025, we recognized $1.0 billion in grants under the CHIPs Act, of which capital-related incentives reduced gross property, plant and equipment by $769 million, and operating-related incentives benefited operating income by $236 million, substantially all of which was recorded in cost of sales. Of the $236 million operating grants recognized in the first nine months of 2025, $88 million was recognized in the third quarter of 2025. In the third quarter of 2025, our CHIPs Act grant was modified with grant amounts earned as of the modification date remaining subject to our government grant accounting policy (refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements). Additionally, in the first nine months of 2025 we recognized AMIC claims of $5.1 billion ($1.7 billion in the first nine months of 2024), which may be refunded to us in cash to the extent it exceeds our outstanding income tax liabilities.

Note 6 :	Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Employee severance and benefit arrangements	$146	$2,193	$1,754	$2,487
Litigation charges and other	33	36	52	814
Asset impairment charges	(4)	3,393	415	3,612
Total restructuring and other charges	$175	$5,622	$2,221	$6,913
In the second quarter of 2025, we announced and commenced the 2025 Restructuring Plan, which was subsequently approved and committed to by our management. This initiative is intended to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing lower-priority programs and initiatives. Restructuring charges are primarily comprised of employee severance and benefit arrangements, non-cash asset impairment and accelerated depreciation charges resulting from exit activities, as well as impairment charges relating to real estate exits and consolidations. These charges were included as "corporate unallocated expenses" within the restructuring and other charges category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. The total expected and cumulative cost of the 2025 Restructuring Plan as of September 27, 2025 was $1.9 billion. Any changes to our estimates or timing will be reflected in our results of operations in future periods. We expect a substantial majority of the actions pursuant to the 2025 Restructuring Plan to be complete by the fourth quarter of 2025, which is subject to change.

In the third quarter of 2024, the 2024 Restructuring Plan was announced and a series of cost and capital reduction initiatives were implemented. We have incurred total charges of approximately $3.1 billion under the 2024 Restructuring Plan, which was substantially complete in the second quarter of 2025.
Employee severance and benefit arrangements included net charges of $106 million and $1.5 billion during the three and nine months ended September 27, 2025 resulting from the 2025 Restructuring Plan. The remaining charges incurred during the three and nine months ended September 27, 2025 primarily related to the 2024 Restructuring Plan. Additionally, we incurred charges of $2.2 billion in the third quarter and first nine months of 2024 related to the 2024 Restructuring Plan. Charges relating to other actions taken to streamline operations and reduce costs were $294 million in the nine months ended September 28, 2024.

Financial Statements	Notes to Financial Statements	16

Restructuring activities related to employee severance and benefit arrangements under the 2025 and 2024 Restructuring Plans were as follows:

(In Millions)	2025 Restructuring Plan	2024 Restructuring Plan
Accrued restructuring balance as of December 28, 2024	$—	$302
Accruals and adjustments	1,486	196
Cash payments	(881)	(462)
Accrued restructuring balance as of September 27, 2025	$605	$36
The accrued restructuring balance as of September 27, 2025 and December 28, 2024 was recorded as a current liability within accrued compensation and benefits on the Consolidated Condensed Balance Sheets.
Litigation charges and other included a charge of $780 million in the second quarter of 2024 arising out of the R2 litigation. Refer to "Note 19: Commitments and Contingencies" within Notes to Consolidated Financial Statements as included in our 2024 Form 10-K for further information.
Asset impairment charges in the first nine months of 2025 primarily included $416 million of non-cash charges associated with the 2025 Restructuring Plan resulting from the exit of certain non-core lines of business and the consolidation and exit of certain real estate properties. During the three and nine months ended September 28, 2024, we incurred cash and non-cash charges associated with the 2024 Restructuring Plan, including $442 million of non-cash impairments of construction in progress assets associated with our decision to exit and outsource manufacturing capabilities for certain internal test hardware; and $86 million of non-cash impairments of operating leased assets and related leasehold improvements resulting from real estate consolidations and exits.
In addition, we recorded non-cash goodwill impairment charges of $2.8 billion and $3.0 billion in the three and nine months ended September 28, 2024, respectively (see "Note 11: Goodwill" within Notes to Consolidated Financial Statements as included in our 2024 Form 10-K for further information). Further, in the third quarter of 2024, as a result of a decline in the actual and projected undiscounted cash flows for certain acquired intangible assets, we concluded the assets were not recoverable and recognized a non-cash impairment charge of $108 million. Goodwill and intangible asset impairment charges were included as "corporate unallocated expenses" within the restructuring and other charges category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.

Note 7 :	Income Taxes

	Three Months Ended		Nine Months Ended
($ In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Income (loss) before taxes	$4,574	$(9,086)	$1,219	$(11,809)
Provision for (benefit from) taxes	$304	$7,903	$860	$7,271
Effective tax rate	6.6%	(87.0)%	70.5%	(61.6)%
In the three and nine months ended September 27, 2025, our provision for income taxes was determined using our estimated annual effective tax rate applied to our year-to-date ordinary income (loss) before taxes, adjusted for discrete items. We were not able to benefit from our current year domestic loss before taxes due to the domestic valuation allowance first established in the third quarter of 2024. Additionally, our financial statements as of September 27, 2025 and September 28, 2024 contain certain tax receivables of $2.7 billion and $845 million, respectively, within other current assets, and $5.3 billion and $1.7 billion, respectively, within other long-term assets associated with income tax overpayments and AMIC claims.
In the three and nine months ended September 28, 2024, due to our inability to reliably forecast our annual income, our provision for income taxes was determined using a three and nine month actual annual effective tax rate, respectively, adjusted for discrete items. In addition, we established a valuation allowance of $9.9 billion as a discrete non-cash tax expense against our U.S. deferred tax assets. We assess the recoverability of our deferred tax assets quarterly, weighing available positive and negative evidence. As a result of our assessment in the third quarter of 2024, we determined it was not more likely than not that the deferred tax assets will not be recoverable based upon our three-year cumulative historical loss position as of September 28, 2024, largely resulting from the asset impairment and restructuring and other charges incurred during that quarter.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing, increases the AMIC credit rate to 35 percent from 25 percent for qualifying assets, and makes modifications to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. We continue to evaluate the impact of the Act's provisions that take effect in future years.

Financial Statements	Notes to Financial Statements	17

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-U.S. government bills and bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of September 27, 2025 and December 28, 2024, substantially all time deposits were issued by institutions outside the US.
For certain of our marketable debt investments, we economically hedge market risks at inception with a related derivative instrument or the marketable debt investment itself is used to economically hedge currency exchange rate risk from remeasurement. These hedged investments are reported at fair value with gains or losses from the investments and the related derivative instruments recorded in interest and other, net. The fair value of our economically hedged marketable debt investments was $19.1 billion as of September 27, 2025 ($13.5 billion as of December 28, 2024). For hedged investments still held at the reporting date, we recorded net losses of $47 million in the third quarter of 2025 and net gains of $416 million in the first nine months of 2025 (net gains of $406 million in the third quarter of 2024 and net gains of $195 million in the first nine months of 2024).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss) and realized gains or losses recorded in interest and other, net. The adjusted cost of our unhedged investments was $6.8 billion as of September 27, 2025 ($5.2 billion as of December 28, 2024), which approximated the fair value at these dates.
The fair values of marketable debt investments, by contractual maturity, as of September 27, 2025, were as follows:

(In Millions)	Fair Value
Due in 1 year or less	$7,452
Due in 1 – 2 years	7,233
Due in 2 – 5 years	6,926
Due after 5 years	188
Instruments not due at a single maturity date[1]	4,099
Total	$25,898
1 "Instruments not due at a single maturity date" is comprised of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Sep 27, 2025	Dec 28, 2024
Marketable equity investments[1]	$572	$848
Non-marketable equity investments	8,095	4,535
Total	$8,667	$5,383
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
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Unrealized gains (losses) on marketable equity investments	$116	$(198)	$(234)	$(168)
Unrealized gains (losses) on non-marketable equity investments[1]	17	—	490	48
Impairment charges on non-marketable equity investments	(76)	(110)	(232)	(269)
Unrealized gains (losses) on equity investments, net	57	(308)	24	(389)
Realized gains (losses) on sales of equity investments, net	164	149	587	315
Gains (losses) on equity investments, net	$221	$(159)	$611	$(74)
1 Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.
In the first nine months of 2025, we recognized upward observable price adjustments for our non-marketable equity investments of $486 million within gains (losses) on equity investments, net, of which $396 million related to a single investee.

Financial Statements	Notes to Financial Statements	18

Altera
In the third quarter of 2025, we closed the sale of Altera and retained a 49% interest in the business (refer to "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements). The carrying value of our non-marketable equity investment in Altera is classified within equity investments in the Consolidated Condensed Balance Sheets and was $3.2 billion as of September 27, 2025.
We provide semiconductor wafer manufacturing services to Altera, a related party, in accordance with a wafer manufacturing and sale agreement. Additionally, and in connection with the divestiture, we will be reimbursed for costs that we incur on behalf of Altera for certain corporate services delivered under a transition services agreement, which may include information technology, finance, supply chain, and other services provided on an interim basis.

Note 9 :	Divestitures
Altera Divestiture
On April 14, 2025, we signed a transaction agreement with SLP VII Gryphon Aggregator, L.P., an affiliate of Silver Lake Partners (SLP), to sell 51% of all issued and outstanding common stock of Altera, our wholly owned subsidiary as of that date. On September 12, 2025, we completed the divestiture of 51% of Altera for net purchase consideration of $4.3 billion, consisting of: $4.3 billion in cash proceeds received at the closing, subject to working capital adjustments and other adjustments under the terms of the transaction agreement, separation agreement, and certain ancillary agreements attached to the transaction; $500 million in deferred cash proceeds also received within the third quarter of 2025; $500 million in deferred cash proceeds payable to us no later than December 31, 2027; an offset of $400 million for cash transferred to Altera with the sale; an offset of approximately $469 million in separation and employee-related costs we have agreed to fund to SLP; and an offset for other direct and incremental costs incurred in connection with the sale.
At September 27, 2025, we recognized a receivable of $457 million within other long-term assets for the present value of deferred consideration, which is not subject to any contingencies, and recognized $322 million and $132 million within other accrued liabilities and other long-term liabilities, respectively, for amounts payable to SLP for separation and employee-related costs that have not yet been paid and that relate to the transaction. We are in the process of finalizing the working capital adjustments and other customary closing adjustments with SLP which may result in adjustments to the final net cash proceeds received related to, and our gain on sale for, the transaction.
Upon closing the transaction, we retained a 49% minority investment in Altera, which is accounted for under the equity method of accounting. We established the fair value of our non-marketable equity investment in reference to Altera's equity value per the terms of the transaction agreement as the transaction negotiated with SLP represented an orderly transaction between market participants. The $3.2 billion value of our non-marketable equity investment in Altera is classified within equity investments in the Consolidated Condensed Balance Sheet at September 27, 2025 and recognized as a non-cash investing activity in the first nine months of 2025. We classify non-marketable equity investments, including equity method investments, as a Level 3 measurement.
Based on the terms of the transaction agreement with SLP, we have concluded that Altera is a VIE for which we are not the primary beneficiary because the governance structure of the entity does not allow us to direct the activities that most significantly impact Altera's economic performance. In line with this conclusion, we deconsolidated Altera from our consolidated financial statements at the September 12, 2025 transaction close date.
The carrying amounts of the major classes of Altera's net assets that we sold as of the September 12, 2025 transaction close date included the following:

(In Millions)
Assets
Cash and cash equivalents	$400
Inventories	673
Property, plant and equipment, net	198
Identified intangible assets, net	394
Goodwill	781
Other assets	316
Total assets	$2,762
Liabilities
Accrued compensation and benefits	$182
Other liabilities	218
Total liabilities	$400

Financial Statements	Notes to Financial Statements	19

Our sale of a 51% controlling stake in Altera, which is partially offset by the cash sold with Altera, separation and employee-related costs we agreed to fund to SLP, as well as direct and incremental costs we incurred to sell the business, resulted in a pre-tax gain of $5.5 billion recognized within interest and other, net. Our pre-tax gain was calculated as follows:

(In Millions)
Proceeds from divestiture, net of cash sold and direct selling costs	$4,266
Deferred consideration[1]	457
Fair value of retained interest in Altera[1]	3,246
Less: net assets of Altera, net of cash sold	(1,962)
Less: separation and employee-related costs and other[1]	(461)
Gain on divestiture of Altera	$5,546
1 Certain aspects of the net purchase consideration have yet to result in cash inflows and outflows and therefore reflect non-cash investing and financing activities within our Consolidated Condensed Statements of Cash Flows for the three and nine months ended September 27, 2025.
Approximately $2.1 billion of the gain resulted from the remeasurement of our non-marketable equity investment in Altera to its fair value at the transaction close date. Cash proceeds received within the third quarter of 2025 of $4.3 billion, net of the cash sold and the costs incurred to sell the business, are presented in net cash provided by (used for) investing activities, in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 27, 2025.
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
In connection with the second closing, we entered into a final release and settlement agreement with SK hynix primarily related to certain penalties associated with the manufacturing and sale agreement between us and SK hynix, recognizing a net charge of $94 million within interest and other, net for the amount paid to SK hynix during the first quarter of 2025. In addition, in the third quarter of 2025, we recognized an incremental charge of $97 million within interest and other, net as a result of a contingency for which we have indemnified SK hynix.

Note 10 :	Borrowings
In the first quarter of 2025, we settled $1.5 billion of our senior notes due March 2025. In the third quarter of 2025, we settled $2.3 billion of our senior notes due July 2025.
In the first quarter of 2025, we amended our 364-day $8.0 billion credit facility agreement to $5.0 billion, and the maturity date was extended by one year to January 2026. Neither of our revolving credit facilities had borrowings outstanding as of September 27, 2025 or December 28, 2024.
We have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion under our commercial paper program. In the first nine months of 2025, we borrowed $3.5 billion and settled $3.5 billion of our commercial paper and had no commercial paper outstanding as of September 27, 2025 or as of December 28, 2024. Borrowings under the commercial paper program are unsecured general obligations.

Financial Statements	Notes to Financial Statements	20

Note 11 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Sep 27, 2025				Dec 28, 2024
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$944	$—	$944	$—	$—	$—	$—
Financial institution instruments¹	3,813	1,347	—	5,160	4,121	743	—	4,864
Reverse repurchase agreements	—	4,369	—	4,369	—	2,654	—	2,654
Short-term investments:
Corporate debt	—	6,066	—	6,066	—	5,365	—	5,365
Financial institution instruments¹	286	3,400	—	3,686	195	3,356	—	3,551
Government debt²	5,280	4,762	—	10,042	33	4,864	—	4,897
Other current assets:
Derivative assets	342	480	—	822	348	733	—	1,081
Marketable equity investments	572	—	—	572	848	—	—	848
Other long-term assets:
Derivative assets	—	1	—	1	—	1	—	1
Total assets measured and recorded at fair value	$10,293	$21,369	$—	$31,662	$5,545	$17,716	$—	$23,261
Liabilities
Other accrued liabilities:
Derivative liabilities³	$2,058	$422	$119	$2,599	$—	$562	$134	$696
Other long-term liabilities:
Derivative liabilities³	3,555	169	755	4,479	—	416	755	1,171
Total liabilities measured and recorded at fair value	$5,613	$591	$874	$7,078	$—	$978	$889	$1,867
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of time deposits, notes, and bonds issued by financial institutions.
2Level 1 investments consist primarily of U.S. Treasury securities. Level 2 investments consist primarily of non-U.S. government debt.
3Level 1 derivative liabilities relate to Escrowed Shares held and equity contracts for our deferred compensation program. Level 3 derivative liabilities include liquidated damage provisions related to our Ireland SCIP arrangement.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments and certain non-financial assets—such as intangible assets, goodwill, and property, plant, and equipment—are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity investments during the period, we classify these assets as Level 3. Similarly, impairments recognized on our goodwill, intangible assets, and property, plant, and equipment are categorized as Level 3 within the fair value hierarchy as we utilize unobservable inputs such as prospective financial information, market segment growth rates, and discount rates in the fair value measurement process.
Our non-recurring fair value measurements include the valuation of our non-marketable equity investment in Altera on the September 12, 2025 transaction close date, which was classified as Level 3. See "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity investments that have not been remeasured or impaired in the current period, grants receivable, certain long-term receivables, and issued debt.
We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial assets approximates their carrying value. The aggregate carrying value of grants receivable as of September 27, 2025 was $1.0 billion (the aggregate carrying value of grants receivable as of December 28, 2024 was $1.7 billion).

Financial Statements	Notes to Financial Statements	21

We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of these instruments was $42.3 billion as of September 27, 2025 ($43.5 billion as of December 28, 2024).

Note 12 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 27, 2025	Dec 28, 2024
Foreign currency contracts	$20,967	$25,472
Interest rate contracts	21,130	17,899
Equity contracts[1]	2,507	2,593
Total	$44,604	$45,964
1    Relates to our deferred compensation program.

The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $9.7 billion as of September 27, 2025 and $12.0 billion as of December 28, 2024.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Sep 27, 2025		Dec 28, 2024
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts[3]	$177	$35	$40	$405
Interest rate contracts	—	299	—	582
Total derivatives designated as hedging instruments	$177	$334	$40	$987
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	$193	$261	$510	$100
Interest rate contracts	111	115	184	25
Equity contracts[4]	342	2	348	—
Escrowed Shares	—	5,611	—	—
Ireland SCIP arrangement	—	755	—	755
Total derivatives not designated as hedging instruments	$646	$6,744	$1,042	$880
Total derivatives	$823	$7,078	$1,082	$1,867
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3A substantial majority of these instruments mature within 12 months.
4Relates to our deferred compensation program.

Financial Statements	Notes to Financial Statements	22

Amounts Offset in the Consolidated Condensed Balance Sheets
Agreements subject to master netting arrangements with various counterparties, and cash and non-cash collateral posted under such agreements at the end of each period were as follows:

	Sep 27, 2025
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$710	$—	$710	$(339)	$(371)	$—
Reverse repurchase agreements	4,369	—	4,369	—	(4,369)	—
Total assets	$5,079	$—	$5,079	$(339)	$(4,740)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$643	$—	$643	$(339)	$(325)	$(21)
Total liabilities	$643	$—	$643	$(339)	$(325)	$(21)

	Dec 28, 2024
				Gross Amounts Not Offset in the Balance Sheet
(In Millions)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash and Non-Cash Collateral Received or Pledged	Net Amount
Assets:
Derivative assets subject to master netting arrangements	$948	$—	$948	$(269)	$(679)	$—
Reverse repurchase agreements	2,654	—	2,654	—	(2,654)	—
Total assets	$3,602	$—	$3,602	$(269)	$(3,333)	$—
Liabilities:
Derivative liabilities subject to master netting arrangements	$1,084	$—	$1,084	$(269)	$(745)	$70
Total liabilities	$1,084	$—	$1,084	$(269)	$(745)	$70
We obtain and secure available collateral from counterparties against obligations, including securities lending transactions and reverse repurchase agreements, when we deem it appropriate.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to the effective portion of cash flow hedges recognized in other comprehensive income (loss) were $7 million net losses in the third quarter of 2025 and $706 million net gains in the first nine months of 2025 ($609 million net gains in the third quarter of 2024 and $49 million net losses in the first nine months of 2024).

Financial Statements	Notes to Financial Statements	23

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Operations
	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Interest rate contracts	$36	$345	$283	$225
Hedged items	(36)	(345)	(283)	(225)
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Sep 27, 2025	Dec 28, 2024	Sep 27, 2025	Dec 28, 2024
Short-term debt	$(988)	$(2,214)	$12	$36
Long-term debt	(8,460)	(9,201)	287	546
Total	$(9,448)	$(11,415)	$299	$582
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Operations for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Foreign currency contracts	Interest and other, net	$108	$(344)	$4	$192
Interest rate contracts	Interest and other, net	23	(127)	(62)	24
Escrowed Shares	Interest and other, net	(1,687)	—	(1,687)	—
Other	Various	167	97	209	290
Total		$(1,389)	$(374)	$(1,536)	$506
$1.7 billion of losses for the three and nine months ended September 27, 2025 related to changes in fair value of the Escrowed Shares released during the periods ended and held as of September 27, 2025 (refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements).

Financial Statements	Notes to Financial Statements	24

Note 13 :	Contingencies
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. As of September 27, 2025, we have accrued a charge of $1.0 billion related to litigation involving VLSI and a charge of $401 million related to an EC-imposed fine, both as described below. Excluding the VLSI claims described below, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.
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
Consumer class action lawsuits are pending against us in the U.S. and Canada. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by our actions and/or omissions in connection with Spectre, Meltdown, and other variants of this class of security vulnerabilities that have been identified since 2018, and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the U.S., class action suits filed in various jurisdictions between 2018 and 2021 were consolidated for all pretrial proceedings in the U.S. District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs' failure to plead a viable claim. The Ninth Circuit Court of Appeals affirmed the district court's judgment in November 2023, ending the litigation. In November 2023, new plaintiffs filed a consumer class action complaint in the U.S. District Court for the Northern District of California with respect to a further vulnerability variant disclosed in August 2023 and commonly referred to as “Downfall.” In August 2024, the district court dismissed plaintiffs' entire complaint for failure to plead a viable claim, with leave to amend. In August 2025, the district court dismissed with prejudice the nationwide class claims under California law in plaintiffs' amended complaint, and denied Intel's motion to dismiss subclass claims pleaded in the alternative under the laws of certain other states. In October 2025 plaintiffs filed a second amended complaint. In Canada, an initial status conference has not yet been scheduled in one case relating to Spectre and Meltdown pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.

Financial Statements	Notes to Financial Statements	25

Litigation Related to Segment Reporting and Internal Foundry Model
A securities class action lawsuit was filed in the U.S. District Court for the Northern District of California in May 2024 against us and certain officers following the modification of our segment reporting in the first quarter of 2024 to align to our new internal foundry operating model. In August 2024, the court ordered the case consolidated with a second, similar lawsuit, and in October 2024 plaintiffs filed an amended consolidated complaint generally alleging that defendants violated the federal securities laws by making false or misleading statements about the growth and prospects of the foundry business and seeking monetary damages on behalf of all persons and entities that purchased or otherwise acquired our common stock or purchased call options or sold put options on our common stock from January 25, 2024 through August 1, 2024. In March 2025, the court dismissed plaintiffs' amended consolidated complaint, finding that plaintiffs failed to plead any false or misleading statements by defendants. The court granted plaintiffs leave to amend, but in July 2025 dismissed plaintiffs' second amended complaint and entered judgment in defendants' favor, again finding that plaintiffs failed to plead any false or misleading statements. Plaintiffs have appealed. Given the procedural posture of the case, including that the plaintiffs have appealed the district court's decision, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from the matter.
Stockholder derivative lawsuits have been filed in Delaware state and federal courts alleging that our directors and certain officers breached their fiduciary duties and violated the federal securities laws by making or allowing the statements that are challenged in the securities class action lawsuit. The plaintiffs in the derivative lawsuits seek to recover damages from the defendants on behalf of Intel. The cases are stayed pending developments in the securities class action lawsuit.
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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against us in the U.S. District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents VLSI acquired from NXP Semiconductors, N.V. (NXP). VLSI sought damages, attorneys' fees, costs, and interest. Intel prevailed on all eight patents and the court entered final judgment in April 2024. VLSI appealed the Court's judgment of non-infringement as to one of the eight patents. In April 2019, VLSI filed three infringement suits against us in the U.S. District Court for the Western District of Texas accusing various of our processors of infringement of eight additional patents it had acquired from NXP:
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

Financial Statements	Notes to Financial Statements	26

▪The third Texas case went to trial in November 2022, with VLSI asserting one remaining patent. The jury found the patent valid and infringed, and awarded VLSI approximately $949 million in damages, plus interest and a running royalty. The court has not yet entered final judgment. In February 2023, we filed motions for a new trial and for judgment as a matter of law notwithstanding the verdict on various grounds. Further appeals are possible. In April 2024, Intel moved to add the defense that it is licensed to VLSI's patents, and the court granted Intel's motion that same month. In May 2025, the court held a trial on an underlying factual question relating to Intel’s license defense. The jury returned a verdict in Intel's favor. Post-trial briefing is complete, and the court will address the ultimate legal issue of whether Intel obtained a license to the asserted VLSI patent through Intel’s license agreement with Finjan when Fortress Investments acquired Finjan.
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
In July 2024, Intel filed suit against VLSI in U.S. District Court for the District of Delaware requesting the court find Intel is licensed to VLSI's patents. In September 2024, VLSI filed motions requesting that Intel's complaint be dismissed, transferred, or stayed. In December 2024, the Delaware court stayed the case and deferred the pending motions until May 31, 2025. The Delaware court has not taken further action and continues to receive status reports from the parties regarding the Texas court's consideration of Intel's license defense.
As of September 27, 2025, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. We are unable to make a reasonable estimate of losses in excess of recorded amounts.
Eire Og Innovations v IBM et. al.
Since April 2024, EireOg Innovations Ltd. has filed eleven separate complaints in the Eastern and Western Districts of Texas against Intel and AMD customers alleging that various products with Intel and AMD CPUs infringe numerous patents. EireOg seeks compensatory damages, future royalties, attorneys’ fees, costs, and interest. Intel is indemnifying Acer, Amazon Web Services (AWS), Cisco Systems, Inc. (Cisco), Dell Technologies, Inc. (Dell), Hewlett Packard Enterprise (HPE), HP, Inc. (HPI), International Business Machines Corporation (IBM), Lenovo Group Ltd. (Lenovo), and Oracle Corporation (Oracle) in connection with Intel CPUs accused of infringing four patents. Cisco and IBM filed their answers in June 2024. In these cases, a Markman hearing was scheduled for August 2025, and trial is scheduled for February 2026. Dell and Oracle filed their answers in June and September 2024, respectively. The Markman hearing in those matters was held in May 2025, and trial is scheduled for June 2026. Lenovo filed a motion to dismiss for lack of jurisdiction in July 2024, which was denied, and it subsequently filed an answer in October 2024. HPE filed its answer in July 2024. Trial in the Lenovo and HPE matters is scheduled for March 2026. AWS moved to dismiss the complaint in June 2025, and EireOg responded with an amended complaint. AWS filed a motion to dismiss the amended complaint in July 2025, which was denied, and it subsequently filed an answer in October 2025. The Markman hearing in the AWS matter is scheduled for December 2025, and trial is scheduled for December 2026. In September 2025, EireOg filed joint motions to dismiss the claims against Acer and HPI without prejudice. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
Media Content Protection v Intel
In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, Philips) filed against Intel and customers in the U.S. District Court for the District of Delaware and the International Trade Commission (ITC). Philips alleged that certain Intel digital video-capable integrated circuits and associated firmware infringed two of its patents, including integrated circuits and associated firmware incorporated into products sold by Dell., HPI, Lenovo, and LG Electronics Inc. In March 2022, the ITC issued a final determination concluding that Philips had not proven a violation. Philips did not appeal the ITC’s decision, and a stay of the Delaware cases was lifted. Philips then sold the asserted patents to Media Content Protection (MCP) in July 2024, and MCP substituted in as the plaintiff. Trial is set for January 2026. MCP seeks $66 million to $398 million in damages for royalties between the 2020 case filing and the 2023 patent expiration date. Given the procedural posture and the nature of this case, including that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.

Financial Statements	Notes to Financial Statements	27

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

2025 Restructuring Plan	Transformational initiative announced and subsequently approved in Q2 2025 by our management to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing investment in lower-priority programs and initiatives
AI	Artificial intelligence
Altera	Altera Corporation, a business offering programmable semiconductors, primarily FPGAs, and related products for a broad range of applications.
AMIC	Advanced Manufacturing Investment Credit
Apollo	Apollo Global Management, Inc.
ASP	Average selling price
Brookfield	Brookfield Asset Management
CCG	Client Computing Group operating segment
CHIPs Act	Creating Helpful Incentives to Produce Semiconductors for America Act
CODM	Chief operating decision maker
CPU	Processor or central processing unit
DCAI	Data Center and Artificial Intelligence operating segment
DOC	U.S. Department of Commerce
EC	European Commission
EPS	Earnings per share
Escrowed Shares	Shares of Intel common stock held in escrow to be released to the DOC as we perform and receive cash proceeds in connection with Secure Enclave
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 28, 2024
FPGA	Field-programmable gate array
IDM	Integrated device manufacturer, a semiconductor company that both designs and builds chips
IMS	IMS Nanofabrication GmbH, a business within Intel Foundry that develops and produces electron-beam systems for the semiconductor industry
IP	Intellectual property
MD&A	Management's Discussion and Analysis
MG&A	Marketing, general, and administrative
NAND	NAND flash memory
NEX	Networking and Edge operating segment
Q1 2025 Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended March 29, 2025
Q2 2025 Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended June 28, 2025
R&D	Research and development
RSU	Restricted stock unit
SCIP	Semiconductor Co-Investment Program
SEC	US Securities and Exchange Commission
Secure Enclave	Secure Enclave program under the CHIPs Act
SoC	System on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products across many market segments for a variety of applications.
SoftBank Group	SoftBank Group Corp
U.S.	United States
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable interest entity

Financial Statements	Notes to Financial Statements	28

Management's Discussion and Analysis

This report should be read in conjunction with our 2024 Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information. The Critical Accounting Estimates discussed in our Q2 2025 Form 10-Q , supplement the significant accounting policies outlined in "Note 2: Accounting Policies" within Notes to Consolidated Financial Statements within our 2024 Form 10-K .
In addition, as described under U.S. Government Agreements below in this MD&A and further supplemented within Risk Factors and Other Key Information included elsewhere in this document, we entered into transactions with the U.S. government in Q3 2025 for which the accounting is complex and for which we voluntarily initiated an accounting consultation with the staff of the SEC. Due to the current U.S. government shutdown, we have been unable to conclude our consultation with the staff of the SEC as of the date of this Q3 2025 Form 10-Q filing.
Altera Divestiture
On September 12, 2025, we completed the divestiture of 51% of Altera for net purchase consideration of $4.3 billion, consisting of: $4.3 billion in cash proceeds received at the closing, subject to working capital adjustments and other adjustments under the terms of the transaction agreement, separation agreement, and certain ancillary agreements attached to the transaction; $500 million in deferred cash proceeds also received within the third quarter of 2025; $500 million in deferred cash proceeds payable to us no later than December 31, 2027; an offset of $400 million for cash transferred to Altera with the sale; an offset of approximately $469 million in separation and employee-related costs we have agreed to fund to the purchaser; and an offset for other direct and incremental costs incurred in connection with the sale.
Upon closing the transaction, we deconsolidated Altera from our consolidated financial statements and retained a 49% minority investment in Altera which is accounted for under the equity method of accounting. The $3.2 billion value of our non-marketable equity method investment in Altera is classified within equity investments in the Consolidated Condensed Balance Sheets at September 27, 2025. The Altera divestiture resulted in a pre-tax gain of $5.5 billion recognized within interest and other, net, which is net of certain costs we have agreed to fund to SLP, as well as direct and incremental costs we incurred to sell the business. Refer to "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information.
U.S. Government Agreements
On August 22, 2025, we entered into a Warrant and Common Stock Agreement (U.S. Government Agreement) with the U.S. Department of Commerce's (DOC) to support the continued expansion of American semiconductor technology and manufacturing leadership. On August 27, 2025, pursuant to the terms of the U.S. Government Agreement:
▪we entered into an amendment to our commercial CHIPs Act agreement with the DOC removing the prior project milestone         requirements and other conditions to disbursements under the agreement, as well as substantially all other requirements under the agreement other than those required by law, including those associated with the $2.3 billion previously received and recognized by us as government incentives pursuant to our government grant accounting policy;
▪we received the full amount of the accelerated disbursements remaining under the commercial CHIPs Act agreement of $5.7 billion;
▪we issued to the DOC 275 million shares of our common stock and a warrant to purchase up to 241 million shares of our common stock at $20.00 per share if we were to cease to directly or indirectly own at least 51% of our foundry business; and
▪we issued into escrow 159 million shares of our common stock, to be released to the U.S. government on a $20.00 per share basis as we receive the $3.2 billion of disbursements contemplated by our existing agreement and related performance obligations with the U.S. government under the CHIPs Act's Secure Enclave program (684 thousand shares were subsequently released upon receipt of disbursements during Q3 2025).
Refer to “Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements and "Risk Factors" within Risk Factors and Other Key Information for additional details.
Private Placement Share Sale Agreements
In Q3 2025, we entered into two agreements for the issuance and sale of shares of our common stock in private placements to support our strategic investments in advanced manufacturing, AI infrastructure, and long-term growth initiatives:
▪on August 18, 2025, we entered into an agreement with SoftBank Group to issue and sell to SoftBank Group 87 million shares of our common stock at $23.00 per share, representing an aggregate cash purchase price of $2.0 billion. The issuance and sale of the shares was completed on September 26, 2025; and
▪on September 15, 2025, we entered into an agreement with NVIDIA to issue and sell to NVIDIA 215 million shares of our common stock at $23.28 per share for an aggregate cash purchase price of $5.0 billion. The closing of the issuance and sale, which represents a standalone transaction, remains subject to customary closing conditions.

MD&A	29

Restructuring Actions and Other Charges
2025
In Q2 2025, we initiated an enterprise-wide initiative to fundamentally transform our culture and the way in which we operate, which is designed to simplify the way we do business and drive transparency and accountability across the company. As part of this transformation, we implemented the 2025 Restructuring Plan to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing investment in lower-priority programs and initiatives. We expect these headcount reduction initiatives will reduce our core Intel workforce by approximately 15% by the end of fiscal 2025, as compared to our Q2 2025 ending employee headcount. In YTD 2025, we recognized restructuring charges of $2.2 billion, consisting primarily of charges from our initiating and deploying the 2025 Restructuring Plan and including some remaining charges as we substantially completed the 2024 Restructuring Plan. Charges in YTD 2025 were primarily composed of cash-based employee severance and related employee exit charges of $1.8 billion and non-cash asset impairment charges of $416 million resulting from the exit of certain non-core lines of business and the consolidation and exit of certain real estate properties.
Our YTD 2025 results of operations were also affected by accelerated depreciation and impairment charges recognized for certain manufacturing assets that were determined to have no remaining operational use. This determination was based on an evaluation of our current process technology node capacities relative to projected market demand for our products and services. These non-cash charges of $797 million, net of certain items, were recorded to cost of sales in Q2 2025, impacting the results for our Intel Foundry segment.
2024
The quarter-over-quarter and year-over-year comparisons in this discussion and analysis are, in many instances, materially impacted by the restructuring actions and other charges that occurred in Q3 2024. In Q3 2024, we announced, initiated and deployed our 2024 Restructuring Plan, and we recognized $2.8 billion of restructuring charges in Q3 2024, comprised primarily of cash-based employee severance and related employee exit charges of $2.2 billion, non-cash charges directly resulting from our decision to exit manufacturing capabilities for internal-use test hardware, resulting in the impairment of certain construction in progress assets of $442 million, and non-cash charges associated with real estate consolidation and exits that resulted in the impairment of certain operating leased assets and related leasehold improvements of $86 million.
In Q3 2024, our consolidated results of operations were also materially impacted by the following:
▪$3.1 billion of charges, substantially all of which were recorded to cost of sales, related to non-cash impairments and the acceleration of depreciation for certain manufacturing assets, a substantial majority of which related to our Intel 7 process node and also impacted the results of our Intel Foundry segment;
▪$2.9 billion of non-cash charges, all of which were recorded as other charges in the restructuring and other line as presented in our Consolidated Condensed Statements of Operations, which were associated with the impairment of goodwill for certain of our reporting units as well as certain acquired intangible assets; and
▪$9.9 billion of non-cash charges recorded to provision for (benefit from) income taxes that substantially related to valuation allowances recorded to our net deferred tax assets.
Future Node Development
As part of the transformation of the company, in Q2 2025 we announced that we would take a more disciplined approach to the deployment of capital. The design, development, and manufacturing of leading-edge semiconductor manufacturing process technologies, or nodes, is risky and capital-intensive, and it takes years for capital investments to yield a return. Under our more disciplined approach, we intend to invest capital in future node development and additional or upgraded manufacturing facilities only where we have a clear line of sight to an acceptable return on that capital. We expect to release the first SKU of our first products manufactured on our new leading-edge node, Intel 18A, by the end of 2025, and continue to develop its derivative node, Intel 18A-P, designed for future Intel products and external customers. We are focused on the continued development of Intel 14A, the next generation node beyond Intel 18A and Intel 18A-P, and on securing a significant external customer for such node. However, if we are unable to secure a significant external customer and meet important customer milestones for Intel 14A, we face the prospect that it will not be economical to develop and manufacture Intel 14A and successor leading-edge nodes on a go-forward basis. In such event, we may pause or discontinue our pursuit of Intel 14A and successor nodes and various of our manufacturing expansion projects. While we continue to evaluate Intel 14A for use in future Intel products and our plan includes an initial product designed to utilize Intel 14A, at present we are maintaining the option to design future Intel products requiring nodes with performance beyond Intel 18A and Intel 18A-P to be produced internally or by an external foundry. If we were to discontinue development of Intel 14A and successor nodes, we expect that a majority of our products would continue to be manufactured in our own facilities utilizing our nodes up to Intel 18A-P through at least 2030. By focusing on our customers and delivering the best semiconductor products to the market, manufactured on the most appropriate internal or external node from a performance and cost perspective, and only deploying capital on new nodes and manufacturing facilities where we believe they will yield an attractive return, we believe we can improve the competitiveness of our products business, and the overall financial results for the company.

MD&A	30

Risks to Operations from Hostilities in Israel
During YTD 2025, hostilities in Israel and the surrounding region escalated significantly, including direct military actions between Israel and Iran and military strikes by the United States against Iran. While a truce was recently reached among parties to the conflict in Israel, there can be no assurance that any existing or future ceasefire agreements will be respected or remain in force, and additional hostilities and escalations remain possible at any time. We continue to monitor the impact this geopolitical conflict could have on our operations in Israel, including potential disruption of our wafer fabrication facility and our product development centers. To date, we have not had a material interruption in either our manufacturing operations or our product development centers. As a significant portion of our revenues are generated from products on Intel 7 manufactured at our fabrication facility in Israel and we are not insured for business interruptions resulting from war or political violence, a disruption of that facility could have a significant adverse impact on our business. Additionally, our property, plant, and equipment assets in Israel are self-insured for losses resulting from war or political violence which could be impacted by the conflict.
Reorganization of our Business
In Q1 2025, we made an organizational change to integrate NEX into CCG and DCAI and modified our segment reporting to align to this and certain other business reorganizations. All prior period segment data has been retrospectively adjusted to reflect the way our CODM internally receives information and manages and monitors our operating segment performance. There were no changes to our consolidated financial statements for any prior periods. Our discussion regarding our segments' results of operations presented below excludes restructuring and other charges for all periods presented, as our CODM receives, views and uses information for decision making purposes based upon segment results that exclude such items. "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements of this Form 10-Q provides additional information about our operating segments, including the nature of segment revenues and expenses, and reconciles our segment revenues presented below to our total consolidated net revenues and our segment operating income (loss) presented below to our total consolidated operating income (loss) for each of the periods presented.

MD&A	31

Operating Segments Trends and Results

Intel Products
Intel Products consists substantially of the design, development, marketing, sale, support, and servicing of CPUs and related solutions for third-party customers. The manufacturing of our Intel Products offerings is performed by Intel Foundry and, to a lesser extent, certain third party manufacturers. Intel Products is comprised of two operating segments: CCG and DCAI. CCG delivers platforms and processors that power personal computers, enabling enhanced performance, connectivity and user experiences. DCAI provides high-performance computing, AI acceleration, and infrastructure solutions, supporting data centers, cloud providers, and enterprises in meeting the growing demand for data processing and AI workloads.
Intel Products Financial Performance1

	Three Months Ended			Nine Months Ended
	Sep 27, 2025			Sep 27, 2025
($ in Millions)	CCG	DCAI	Total	CCG	DCAI	Total
Revenue	$8,535	$4,117	$12,652	$24,035	$12,182	$36,217
Cost of sales and operating expenses	5,841	3,153	8,994	16,927	10,010	26,937
Operating income	$2,694	$964	$3,658	$7,108	$2,172	$9,280
Operating margin %	32%	23%	29%	30%	18%	26%

	Three Months Ended			Nine Months Ended
	Sep 28, 2024			Sep 28, 2024
($ in Millions)	CCG	DCAI	Total	CCG	DCAI	Total
Revenue	$8,161	$4,141	$12,302	$24,577	$11,774	$36,351
Cost of sales and operating expenses	5,224	3,760	8,984	16,177	10,734	26,911
Operating income	$2,937	$381	$3,318	$8,400	$1,040	$9,440
Operating margin %	36%	9%	27%	34%	9%	26%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary

Q3 2025 vs. Q3 2024
Total Intel Products revenue was $12.7 billion in Q3 2025, up $350 million from Q3 2024.

■CCG revenue increased $374 million from Q3 2024. Client revenue (collectively notebook and desktop) was $7.3 billion in Q3 2025, up $383 million from Q3 2024, primarily due to higher Q3 2025 client volume driven by higher demand. Client ASPs in Q3 2025 increased 2% from Q3 2024. Other CCG revenue was $1.2 billion, roughly flat with Q3 2024.

■DCAI revenue decreased $24 million from Q3 2024, primarily due to lower other DCAI product revenue in Q3 2025, while server revenue, volumes and ASPs were roughly flat.

YTD 2025 vs. YTD 2024
Total Intel Products revenue was $36.2 billion in YTD 2025, down $134 million from YTD 2024.

■CCG revenue decreased $542 million from YTD 2024. Client revenue (collectively notebook and desktop) was $20.5 billion in YTD 2025, down $605 million from YTD 2024, primarily due to lower YTD 2025 client volume resulting from incremental customer incentives offered to certain customers in the first half of 2024 and lower YTD 2025 customer inventory levels. This decrease was partially offset by higher Q3 2025 client volume driven by higher demand. Client ASPs in YTD 2025 were roughly flat with YTD 2024. Other CCG revenue was $3.5 billion, up $63 million from YTD 2024.

■DCAI revenue increased $408 million from YTD 2024, primarily driven by higher server revenue due to higher hyperscale customer-related demand which contributed to an increase in server volume of 10%. Server ASPs decreased by 6% from YTD 2024, primarily due to pricing actions taken primarily during the first half of 2025 and a higher mix of lower core count products, both driven by a competitive environment. Other DCAI product revenue also increased from YTD 2024 driven by higher networking customer-related demand.

MD&A	32

Segment Operating Income Summary

Q3 2025 vs. Q3 2024
Total Intel Products operating income was $3.7 billion in Q3 2025, up $340 million from Q3 2024.

■CCG operating income decreased $243 million from Q3 2024, primarily due to $378 million of unfavorable impacts attributable to lower product profit driven by higher client unit costs resulting from an increased mix of newer generation products sold in Q3 2025, and higher period charges including unfavorable inventory reserves impacts. These decreases were partially offset by $135 million of favorable impacts from lower operating expenses, primarily due to lower payroll-related expenditures resulting from headcount reductions taken under the 2025 and 2024 Restructuring Plans and the effects of various other cost-reduction measures.

■DCAI operating income increased $583 million from Q3 2024, primarily due to $354 million of favorable impacts related to lower operating expenses, primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2025 and 2024 Restructuring Plans and the effects of various other cost-reduction measures. Additionally, Q3 2025 benefited from the absence of $313 million in period charges that were incurred in Q3 2024, which primarily resulted from higher Gaudi AI Accelerator inventory-related charges.

YTD 2025 vs. YTD 2024
Total Intel Products operating income was $9.3 billion in YTD 2025, down $160 million from YTD 2024.

■CCG operating income decreased $1.3 billion from YTD 2024, primarily due to $1.8 billion of unfavorable impacts attributable to $919 million of lower YTD 2025 product profit due to lower revenue and higher client unit costs resulting from an increased mix of newer generation products sold in YTD 2025, as well as higher YTD 2025 period charges related to higher inventory reserves and higher other costs. These unfavorable YTD 2025 impacts were partially offset by YTD 2025 favorable impacts of lower operating expenses of $542 million due to lower payroll-related expenditures as a result of headcount reductions taken under the 2025 and 2024 Restructuring Plans and the effects of various other cost-reduction measures.

■DCAI operating income increased $1.1 billion from YTD 2024, primarily due to $1.4 billion of favorable impacts related to lower operating expenses, primarily driven by lower payroll-related expenditures as a result of headcount reductions taken under the 2025 and 2024 Restructuring Plans and the effects of various other cost-reduction measures. These favorable YTD 2025 impacts were partially offset by unfavorable impacts to operating income, primarily due to $455 million of higher server unit costs from an increased mix of newer generation products sold in YTD 2025.

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
Intel Foundry Financial Performance1

	Three Months Ended		Nine Months Ended
($ in Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Revenue	$4,235	$4,339	$13,319	$12,977
Cost of sales and operating expenses	6,556	10,138	21,128	24,019
Operating loss	$(2,321)	$(5,799)	$(7,809)	$(11,042)
Operating loss %	(55)%	(134)%	(59)%	(85)%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary

Q3 2025 vs. Q3 2024

Revenue was $4.2 billion in Q3 2025, down $104 million from Q3 2024. Intersegment revenue was $4.2 billion, down $81 million from Q3 2024, primarily due to lower front-end services revenue and lower sample revenue, partially offset by higher intersegment back-end services revenue. External revenue was $32 million, down $23 million from Q3 2024.

MD&A	33

YTD 2025 vs. YTD 2024

Revenue was $13.3 billion in YTD 2025, up $342 million from YTD 2024. Intersegment revenue was $13.2 billion, up $364 million from YTD 2024, primarily due to higher back-end services revenue, and higher wafer volume from our Intel 3 and Intel 4 process nodes, partially offset by lower intersegment sample revenue. External revenue was $85 million, down $22 million from YTD 2024.

Segment Operating Loss Summary

Q3 2025 vs. Q3 2024

Operating loss was $2.3 billion in Q3 2025, compared to an operating loss of $5.8 billion in Q3 2024, primarily driven by the absence of $3.1 billion of non-cash asset impairment and accelerated depreciation charges recognized in Q3 2024, which were related to manufacturing assets, a substantial majority of which related to our Intel 7 process node. Additionally, Q3 2025 benefited from $421 million of lower operating expenses in Q3 2025, primarily due to lower payroll-related expenditures as a result of headcount reductions taken under the 2025 and 2024 Restructuring Plans and the effects of various cost-reduction measures.

YTD 2025 vs. YTD 2024

Operating loss was $7.8 billion in YTD 2025, compared to an operating loss of $11.0 billion in YTD 2024. The YTD 2025 change was primarily driven by the reduced impacts of $797 million in charges recognized in Q2 2025 related to certain manufacturing assets that were determined to have no remaining operational use based on an evaluation of our current process technology node capacities and projected market demand for our products and services in comparison to $3.1 billion of non-cash asset impairment and accelerated depreciation charges recognized in Q3 2024, as described above. Additionally, YTD 2025 benefited from $743 million of lower operating expenses, primarily due to lower payroll-related expenditures, resulting from headcount reductions taken under the 2025 and 2024 Restructuring Plans, and the effects of various other cost-reduction measures, and higher intersegment revenue.

All Other
Our "all other" category includes the results of operations from other non-reportable segments not otherwise presented, including our Mobileye business, our IMS business, start-up businesses that support our initiatives, and historical results of operations from divested businesses, including Altera. Effective September 12, 2025, Altera, previously a wholly-owned subsidiary, was deconsolidated from our consolidated financial statements following the closing of the sale of 51% of Altera's issued and outstanding common stock. Altera's financial results of operations were included in our "all other" category through September 11, 2025. As of September 12, 2025, our retained non-marketable equity interest in Altera is accounted for as an equity method investment. See "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information. Mobileye is a global leader in driving assistance and self-driving solutions, with a product portfolio designed to encompass the entire stack required for assisted and autonomous driving, including compute platforms, computer vision, and machine learning-based perception, mapping and localization, driving policy, and active sensors in development. IMS specializes in developing and manufacturing multi-beam mask writing tools.
All Other Financial Performance1

	Three Months Ended		Nine Months Ended
($ in Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Revenue	$993	$964	$2,989	$2,488
Cost of sales and operating expenses	893	959	2,717	2,699
Operating income (loss)	$100	$5	$272	$(211)
Operating margin (loss) %	10%	1%	9%	(8)%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.

MD&A	34

Operating Segment Revenue Summary

Q3 2025 vs. Q3 2024
All other revenue was $993 million, up $29 million from Q3 2024. Mobileye revenue was $504 million, up $18 million from Q3 2024, primarily driven by higher demand for EyeQ® products.

YTD 2025 vs. YTD 2024
All other revenue was $3.0 billion, up $501 million from YTD 2024. Mobileye revenue was $1.4 billion, up $285 million from YTD 2024 as customer inventory levels improved compared to higher levels in YTD 2024 and higher demand for Eye Q® products. Revenue from our other non-reportable segments increased $216 million from YTD 2024.

Segment Operating Income (Loss) Summary

Q3 2025 vs. Q3 2024 and YTD 2025 vs. YTD 2024
Total all other operating income was $100 million in Q3 2025, up $95 million from Q3 2024, and $272 million in YTD 2025, up $483 million from YTD 2024, primarily driven by higher revenue and product profit from our other non-reportable segments in Q3 2025 and YTD 2025.

MD&A	35

Consolidated Condensed Results of Operations

	Three Months Ended				Nine Months Ended
	Sep 27, 2025		Sep 28, 2024		Sep 27, 2025		Sep 28, 2024
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$13,653	100.0%	$13,284	100.0%	$39,179	100.0%	$38,841	100.0%
Cost of sales	8,435	61.8%	11,287	85.0%	25,747	65.7%	27,080	69.7%
Gross profit	5,218	38.2%	1,997	15.0%	13,432	34.3%	11,761	30.3%
Research and development	3,231	23.7%	4,049	30.5%	10,555	26.9%	12,670	32.6%
Marketing, general, and administrative	1,129	8.3%	1,383	10.4%	3,450	8.8%	4,268	11.0%
Restructuring and other charges	175	1.3%	5,622	42.3%	2,221	5.7%	6,913	17.8%
Operating income (loss)	683	5.0%	(9,057)	(68.2)%	(2,794)	(7.1)%	(12,090)	(31.1)%
Gains (losses) on equity investments, net	221	1.6%	(159)	(1.2)%	611	1.6%	(74)	(0.2)%
Interest and other, net	3,670	26.9%	130	1.0%	3,402	8.7%	355	0.9%
Income (loss) before taxes	4,574	33.5%	(9,086)	(68.4)%	1,219	3.1%	(11,809)	(30.4)%
Provision for (benefit from) taxes	304	2.2%	7,903	59.5%	860	2.2%	7,271	18.7%
Net income (loss)	4,270	31.3%	(16,989)	(127.9)%	359	0.9%	(19,080)	(49.1)%
Less: net income (loss) attributable to non-controlling interests	207	1.5%	(350)	(2.6)%	35	0.1%	(450)	(1.2)%
Net income (loss) attributable to Intel	$4,063	29.8%	$(16,639)	(125.3)%	$324	0.8%	$(18,630)	(48.0)%
Earnings (loss) per share attributable to Intel—diluted¹	$0.90		$(3.88)		$0.07		$(4.37)
1 For the three and nine months ended September 27, 2025, earnings (loss) per share attributable to Intel-diluted has been calculated by adjusting net income (loss) attributable to Intel for the loss of $2 million related to the mark to market of that portion of the derivative liability that is attributable to 342 thousand contingent Escrowed Shares that were included in the weighted average shares of common stock outstanding-diluted during the period.

MD&A	36

Consolidated Revenue

Consolidated Revenue Walk $B1

Q3 2025 vs. Q3 2024

Our Q3 2025 revenue was $13.7 billion, up $369 million from Q3 2024, primarily due to 3% higher Intel Products revenue, which increased primarily due to 5% higher CCG revenue resulting from higher client demand. DCAI, Intel Foundry and all other revenue amounts were roughly flat with Q3 2024.

YTD 2025 vs. YTD 2024

Our YTD 2025 revenue was $39.2 billion, up $338 million from YTD 2024. Intel Products revenue was roughly flat with YTD 2024, primarily due to lower CCG revenue, primarily offset by higher DCAI revenue. CCG revenue decreased 2% from YTD 2024 primarily due to lower client revenue in the first half of 2025 driven by lower client volumes that were primarily attributable to the reduction of incremental purchasing incentives offered to certain customers in the first half of 2024 and lower YTD 2025 customer inventory levels. DCAI revenue increased 3% from YTD 2024 primarily due to higher server revenue due to higher hyperscale customer-related demand and higher product revenue from higher networking customer-related demand. All other revenue increased 21% from YTD 2024, primarily driven by higher Mobileye revenue.

1 Excludes intersegment revenue; totals may not sum due to rounding.

MD&A	37

Consolidated Gross Profit
We derived a majority of our consolidated gross profit in Q3 2025 and in YTD 2025 from our Intel Products business sales through our CCG and DCAI operating segments.

Gross Profit $B
(Percentages in chart indicate gross profit as a percentage of total revenue)

Q3 2025 vs. Q3 2024

Our consolidated gross profit in Q3 2025 increased by $3.2 billion, or 161%, compared to Q3 2024, primarily driven by the absence of $3.1 billion of non-cash impairment and accelerated depreciation charges that were recognized in Q3 2024 primarily related to Intel Foundry manufacturing assets for our Intel 7 process node.

YTD 2025 vs. YTD 2024

Our consolidated gross profit in YTD 2025 increased by $1.7 billion, or 14%, compared to YTD 2024, primarily due to a reduction in asset impairment and depreciation charges. In YTD 2025, we incurred $797 million of asset impairment and accelerated depreciation charges related to certain manufacturing assets that were determined in Q2 2025 to have no remaining operational use in comparison to $3.1 billion of YTD 2024 non-cash impairment and accelerated depreciation charges described above. In addition, our YTD 2025 consolidated gross profit was also unfavorably impacted by higher period charges including higher inventory reserves and higher other costs.

MD&A	38

Consolidated R&D and MG&A Expenses
Total R&D and MG&A expenses for Q3 2025 were $4.4 billion, down 20% from Q3 2024, and $14.0 billion for YTD 2025, down 17% from YTD 2024. These expenses represent 31.9% of revenue for Q3 2025 and 40.9% of revenue for Q3 2024, and 35.7% of revenue for YTD 2025 and 43.6% of revenue for YTD 2024. In support of our strategy, described in our 2024 Form 10-K, we continue to make investments to advance our process technology roadmap. As a result of our 2025 Restructuring Plan, 2024 Restructuring Plan, and related cost-reduction measures, we expect a decrease in total R&D and MG&A expenses in 2025 relative to recent historical periods as we focus investments in R&D and create capacity for sustained investment in technology and manufacturing.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q3 2025 vs. Q3 2024 and YTD 2025 vs. YTD 2024
Q3 2025 R&D decreased by $818 million, or 20%, and YTD 2025 R&D decreased by $2.1 billion, or 17%, from Q3 2024 and YTD 2024, respectively, primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2025 and 2024 Restructuring Plans, the effects of various other cost-reduction measures, and lower shared-based compensation. These benefits to operating expense were partially offset by higher Q3 2025 and YTD 2025 incentive-based cash compensation.

Marketing, General, and Administrative
Q3 2025 vs. Q3 2024 and YTD 2025 vs. YTD 2024
Q3 2025 MG&A decreased by $254 million, or 18%, and YTD 2025 MG&A decreased by $818 million, or 19%, from Q3 2024 and YTD 2024, respectively, primarily driven by lower payroll related expenditures as a result of headcount reductions taken under the 2025 and 2024 Restructuring Plans, the effects of various other cost-reduction measures, and lower share-based compensation. These benefits to operating expense were partially offset by higher Q3 2025 and YTD 2025 incentive-based cash compensation.

MD&A	39

Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Employee severance and benefit arrangements	$146	$2,193	$1,754	$2,487
Litigation charges and other	33	36	52	814
Asset impairment charges	(4)	3,393	415	3,612
Total restructuring and other charges	$175	$5,622	$2,221	$6,913
In Q2 2025, we announced and commenced the 2025 Restructuring Plan, which is expected to streamline our organizational structure, enabling us to focus on our core businesses and result in lower overall operating expenses (see "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements). We expect a substantial majority of the actions pursuant to the 2025 Restructuring Plan to be complete by Q4 2025, which is subject to change. Any changes to the estimates or timing will be reflected in our results of operations.
The 2024 Restructuring Plan, which we initiated in Q3 2024, was substantially complete in Q2 2025.
Employee severance and benefit arrangements in Q3 2025 includes charges of $146 million primarily relating to the 2025 Restructuring Plan. In YTD 2025, we incurred charges of $1.8 billion primarily relating to the 2025 Restructuring Plan. Charges of $2.2 billion in Q3 2024 and $2.5 billion in YTD 2024 were primarily related to the 2024 Restructuring Plan.
Litigation charges and other includes a charge of $780 million in YTD 2024 arising out of the R2 litigation. Refer to "Note 19: Commitments and Contingencies" within Notes to Consolidated Financial Statements as included in our 2024 Form 10-K for further information.
Asset impairment charges in YTD 2025 primarily includes $416 million of Q2 2025 non-cash charges associated with the 2025 Restructuring Plan resulting from the exit of certain non-core lines of business and the consolidation and exit of certain real estate properties. Charges in Q3 2024 and YTD 2024 included cash and non-cash charges associated with the 2024 Restructuring Plan, including $442 million of non-cash impairments of construction in progress assets associated with our decision to exit and outsource manufacturing capabilities for certain internal test hardware; and $86 million of non-cash impairments of operating leased assets and related leasehold improvements resulting from real estate consolidations and exits. In addition, we incurred non-cash impairments related to goodwill and acquired intangible assets of $2.9 billion and $3.1 billion in Q3 2024 and YTD 2024, respectively. Refer to "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information.

MD&A	40

Gains (Losses) on Equity Investments and Interest and Other, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Unrealized gains (losses) on marketable equity investments	$116	$(198)	$(234)	$(168)
Unrealized gains (losses) on non-marketable equity investments[1]	17	—	490	48
Impairment charges on non-marketable equity investments	(76)	(110)	(232)	(269)
Unrealized gains (losses) on equity investments, net	57	(308)	24	(389)
Realized gains (losses) on sales of equity investments, net	164	149	587	315
Gains (losses) on equity investments, net	$221	$(159)	$611	$(74)

Interest and other, net	$3,670	$130	$3,402	$355
1 Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.

In Q3 2025, gains (losses) on equity investments, net were primarily driven by realized gains on opportunistic sales of marketable equity securities that had appreciated in value, along with unrealized gains on marketable equity securities, reflecting favorable market conditions and portfolio performance during the quarter. In YTD 2025, gains (losses) on equity investments, net were driven by $486 million in upward observable price adjustments, of which $396 million related to a single investee, and realized gains on sales of equity investments, partially offset by unrealized gains (losses) on marketable equity investments and impairment charges on non-marketable equity investments.
In Q3 2024, gains (losses) on equity investments, net were primarily driven by unrealized losses on our marketable equity investment in Astera Labs, Inc. In YTD 2024, gains (losses) on equity investments, net were primarily driven by impairment charges on non-marketable equity investments and unrealized mark-to-market losses on marketable equity investments, partially offset by realized gains on sales of equity investments, net and a $336 million initial fair value adjustment upon Astera Labs, Inc. shares becoming marketable within unrealized gains (losses) on marketable equity investments.
In Q3 2025 and YTD 2025, we recognized a gain in interest and other, net primarily related to the sale of 51% of Altera, which resulted in a $5.5 billion pre-tax gain. This favorable impact to Interest and other, net in Q3 2025 and YTD 2025 was partially offset by a $1.7 billion net loss from the changes in fair value of Escrowed Shares. In addition, in YTD 2025 we incurred $191 million in charges related to the sale of our NAND memory business ($97 million in Q3 2025) and a decrease in interest income. Refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" and "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for additional information.

MD&A	41

Provision for (Benefit from) Taxes

	Three Months Ended		Nine Months Ended
($ In Millions)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Income (loss) before taxes	$4,574	$(9,086)	$1,219	$(11,809)
Provision for (benefit from) taxes	$304	$7,903	$860	$7,271
Effective tax rate	6.6%	(87.0)%	70.5%	(61.6)%
In Q3 2025 and YTD 2025, our provision for income taxes was determined using our estimated annual effective tax rate, applied to our year-to-date ordinary income (loss) before taxes, adjusted for discrete items. We were not able to benefit from our Q3 2025 and YTD 2025 domestic losses before taxes due to the domestic valuation allowance first established in Q3 2024. Our provision for taxes decreased in Q3 2025 and YTD 2025 substantially due to the valuation allowance recorded in Q3 2024 as further discussed below.
In Q3 2024 and YTD 2024, due to our inability to reliably forecast our annual income, our provision for income taxes was determined using a three and nine month actual annual effective tax rate, respectively, adjusted for discrete items. In addition, during Q3 2024 we established a valuation allowance of $9.9 billion as a discrete non-cash tax expense against our U.S. deferred tax assets. We assess the recoverability of our deferred tax assets quarterly, weighing available positive and negative evidence. As a result of our assessment in Q3 2024, we determined it was not more likely than not that the deferred tax assets will not be recoverable based upon our three-year cumulative historical loss position as of September 28, 2024, largely resulting from the asset impairment and restructuring and other charges incurred during the quarter.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, increases the AMIC credit rate to 35 percent from 25 percent for qualifying assets, and makes modifications to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. We continue to evaluate the impact of the Act's provisions that take effect in future years.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In Millions)	Sep 27, 2025	Dec 28, 2024
Cash and cash equivalents	$11,141	$8,249
Short-term investments	19,794	13,813
Total cash and short-term investments	$30,935	$22,062
Total debt	$46,553	$50,011

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash generated by operations, and total cash and short-term investments as shown in the preceding table, are our primary sources of liquidity for funding our strategic business requirements. These sources are further supplemented by our undrawn committed credit facilities and other borrowing capacity, recent equity securities agreements and issuances, and our monetization of non-core assets. Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test, including investments in our process technology roadmap; investments in our product roadmap; working capital requirements including cash outlays associated with the 2025 Restructuring Plan; partner distributions to our non-controlling interest holders; reducing outstanding indebtedness; and strategic investments. Our long-term funding requirements incrementally contemplate investments in manufacturing expansion plans and investments to advance our process technology. These plans include expanding existing operations in Arizona, New Mexico, and Oregon, investing in a new leading-edge manufacturing facility in Ohio, and may also include longer-term projects.
As described in the introduction of this MD&A section, in Q3 2025 we entered into and/or concluded upon certain investing and financing transactions including the Altera divestiture and retained equity investment; an amendment to our CHIPs Act commercial agreement, which accelerated $5.7 billion of funding to us; and private placement share sales agreements.
In Q3 2025, we received net proceeds of $922 million from the net sale of 57.5 million of our Mobileye Class A shares. See "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements.
In Q1 2025, we closed the second phase of our NAND memory business divestiture and received $1.9 billion of cash proceeds, net of certain adjustments. See "Note 9: Divestitures" within Notes to Consolidated Condensed Financial Statements for further information.

MD&A	42

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
In Q1 2025, we settled $1.5 billion of our senior notes due March 2025 and in Q3 2025, we settled $2.3 billion of our senior notes due July 2025. In Q1 2025, we amended our 364-day $8.0 billion credit facility agreement to $5.0 billion and the maturity date was extended by one year to January 2026. Additionally, we have access to our $7.0 billion revolving credit facility, which remains available until February 2029. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of September 27, 2025, we had no commercial paper obligations outstanding and no outstanding borrowings on the revolving credit facilities. See "Note 10: Borrowings" within Notes to Consolidated Condensed Financial Statements for further information. As part of our ongoing capital management strategy to optimize our debt portfolio and reduce interest expense, we may utilize make-whole provisions, tender offers or open market repurchases to repurchase our debt prior to maturity. In YTD 2025 and YTD 2024, we did not extinguish any debt prior to maturity.
In August 2025, a major credit rating agency downgraded our corporate credit rating from BBB+ to BBB, citing execution risks tied to our technology roadmap and foundry strategy, delayed deleveraging, and weaker than expected demand for our offerings. The downgrade may affect our future borrowing costs and access to capital markets.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry, and country. Substantially all of our investments in debt instruments were in investment-grade securities.
Cash flows from operating, investing, and financing activities were as follows:

	Nine Months Ended
(In Millions)	Sep 27, 2025	Sep 28, 2024
Net cash provided by (used for) operating activities	$5,409	$5,123
Net cash provided by (used for) investing activities	(8,255)	(14,492)
Net cash provided by (used for) financing activities	5,738	11,075
Net increase (decrease) in cash and cash equivalents	$2,892	$1,706
Operating Activities
Operating cash flows consist of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by operations in the first nine months of 2025 was higher compared to the first nine months of 2024 primarily due to having net income in the first nine months of 2025 compared to the net loss in the first nine months of 2024. This was partially offset by lower favorable operating cash flow adjustments for non-cash items and certain cash unfavorable changes in working capital, both of which occurred in the first nine months of 2025 compared to the first nine months of 2024.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; proceeds from divestitures; and proceeds from capital-related government incentives.
Cash used for investing activities in the first nine months of 2025 was lower compared to the first nine months of 2024 primarily due to lower capital expenditures, proceeds from the divestitures of our Altera and NAND memory businesses, and other cash-favorable investing activity in each case during the first nine months of 2025 compared to the first nine months of 2024. These cash-favorable movements were partially offset by the cash-unfavorable effects of lower maturities and sales of short-term investments, net of purchases, in the first nine months of 2025 compared to the first nine months of 2024.
Financing Activities
Financing cash flows consist primarily of proceeds from strategic initiatives including partner contributions, equity-related issuances, issuance and repayment of short-term and long-term debt, and financing for capital expenditures with extended payment terms.
Cash provided by financing activities in the first nine months of 2025 was lower compared to the first nine months of 2024 primarily due to lower partner contributions, higher debt repayments and no debt issuances, and higher capital expenditures with extended payment terms in the first nine months of 2025. These unfavorable cash movements were partially offset by the cash-favorable impacts of accelerated funds received from the U.S. government that we attributed for accounting purposes to common stock, warrants and Escrowed Shares issued, proceeds received from a private sale of our common stock to Softbank Group, the absence of dividend payments, and proceeds from the sale of Mobileye shares, in each case during the first nine months of 2025 compared to the first nine months of 2024.

MD&A	43

Risk Factors and Other Key Information

Risk Factors
The risks described in "Risk Factors" within Risk Factors and Other Key Information in our 2024 Form 10-K, our Q1 2025 Form 10-Q and our Q2 2025 Form 10-Q could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. In addition to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and Supplemental Details sections, we have provided additional risk factors below.
There is limited precedent for the accounting treatment for our transactions with the U.S. government and we have been unable to conclude our consultation with the staff of the SEC; if the staff of the SEC were to have a different view of the appropriate accounting treatment, we may materially revise our third quarter financial results, including the recognition of additional costs or losses, and our results for future periods may also be materially and adversely impacted.
Our transactions with the U.S. government during the third quarter of 2025, including the equity issuances and the amendment to our commercial CHIPs Act agreement, are complex. Refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements for additional information. There is limited precedent for the accounting treatment of such transactions. While we believe we have selected the appropriate accounting approach for these transactions in our Consolidated Condensed Financial Statements in this Form 10-Q, there are other potential approaches that, if applied, would result in materially different financial results for our third quarter of 2025 and could also materially and adversely impact our results for future periods. Given the complexity associated with these transactions, we recently initiated a consultation with the staff of the SEC to seek confirmation that they do not disagree with our accounting treatment. Due to the current U.S. government shutdown, we have been unable to conclude our consultation with the staff of the SEC. If the staff of the SEC were to have a different view of the appropriate accounting treatment of these transactions, we may materially revise our third quarter 2025 financial results, including the recognition of additional costs or losses, and our results for future periods may also be materially and adversely impacted.
The U.S. government’s acquisition and ownership of significant equity interests in the company may subject us and our stockholders to a number of risks and uncertainties, any of which could have a material adverse effect on our business, financial condition and results of operations or adversely impact the interests of our other stockholders.
■The accelerated CHIPs Act funds we received from the U.S. government connected to the issuance of our equity securities to the U.S. government may be subject to risks from changes in laws, regulations, or their interpretations, as well as shifts in federal administration and congressional priorities. The legislative, judicial or executive branches of the U.S. government could determine in the future that all or a portion of the transactions pursuant to which the U.S. government acquired our equity securities were unauthorized, void or voidable. In addition, the terms of our agreement with the U.S. Department of Commerce for the acquisition of our securities and the amendment of our commercial CHIPs Act agreement are subject to unilateral amendment by the U.S. Department of Commerce to comply with future changes in federal law. Further, while the U.S. Department of Commerce is contractually bound under our agreements with them, no other agency or branch of the U.S. government has made commitments to support, refrain from challenging or otherwise impeding the transaction. Legal challenges, administrative rulings, litigation by other parts of the U.S. government or third parties, or geopolitical developments could materially impair funding, alter obligations under the commercial CHIPs Act agreement or our Secure Enclave agreement, or otherwise adversely affect the transactions and the benefits that we expect to receive under such agreements. In addition, enforcement against a government counterparty is inherently uncertain given the defenses available to the U.S. government.
■The transactions eliminate our contractual rights to receive future funds under the commercial CHIPs Act agreement in the form of a grant and may limit our ability to secure grants from government entities in the future. By eliminating future grant funding under the commercial CHIPs Act agreement, the transactions make it such that our business will no longer benefit from the reduced future operating costs made possible by such grant funding. In addition, our business is highly capital intensive and we have a number of other current grant arrangements with government entities, and may seek to pursue such arrangements in the future. It is uncertain whether the transactions may cause other government entities to seek to convert their existing grant arrangements with us into equity or be unwilling to support us with future grants, either of which could limit our access to capital, increase our cost of capital, or increase our future operating costs.
■The transactions are dilutive to existing stockholders. The issuance of shares of common stock to the U.S. government is dilutive to existing stockholders, and stockholders may suffer significant additional dilution if the conditions to the warrants received by the U.S. government are triggered and the warrants are exercised.
■The U.S. government’s equity position in our common stock reduces the voting and other governance rights of our other stockholders and may limit potential future transactions that may be beneficial to our stockholders. As a result of the transactions, the U.S. government is one of our largest stockholders (5.8% as of September 27, 2025) and may acquire additional shares of our common stock as shares are released from escrow to the U.S. government as we perform under and receive disbursements for Secure Enclave (up to an additional 3.2%) or if the conditions to the warrants are triggered (we no

Other Key Information	44

longer control 51% of our foundry business within the next five years) and the warrants are exercised (up to an additional 4.8%). The U.S. government’s interests may not be the same as those of other stockholders. The U.S. government has agreed to vote its shares of common stock as recommended by our board of directors, subject to applicable law and exceptions to protect the U.S. government’s interests. This reduces the voting influence of other stockholders with respect to the selection of our directors and proposals voted on by stockholders. The existence of the significant U.S. government equity interest in us, the voting of the U.S. government's shares either as directed by our board of directors or the U.S. government, and the U.S. government’s substantial additional powers with respect to the laws and regulations impacting our business, may substantially limit our ability to pursue potential future strategic transactions that may be beneficial to stockholders, including by potentially limiting the willingness of other third parties to engage in such potential strategic transactions with us.
■Our non-U.S. business may be adversely impacted by the U.S. government being a significant stockholder. Sales outside the U.S. accounted for 76% of our revenue for the fiscal year ended December 28, 2024. Having the U.S. government as a significant stockholder could subject us to additional regulations, obligations or restrictions, such as foreign subsidy laws or otherwise, in other countries.
■We may experience other adverse consequences resulting from the announcement or completion of the transactions. There is limited precedent for a U.S. company such as us having the U.S. government take a position as a significant stockholder. As such, it is difficult to foresee all the potential consequences. Among other things, there could be adverse reactions, immediately or over time, from investors, employees, customers, suppliers, other business or commercial partners, foreign governments or competitors. There may also be litigation related to the transaction or otherwise and increased public or political scrutiny with respect to us.
Any of the foregoing could have a material adverse effect on our revenue, operations, financial position, cash flows, access to financing, cost structure, competitiveness, reputation, profitability, and prospects and could exacerbate other risks discussed in our 2024 Form 10-K, Q1 2025 Form 10-Q and Q2 2025 Form 10-Q.
Quantitative and Qualitative Disclosures About Market Risk
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. We performed an evaluation of these risks to our financial positions as of December 28, 2024, and updated that analysis as of September 27, 2025, to determine whether material changes in market risks pertaining to currency and interest rates or equity and commodity prices have occurred as a result of the changes in international trade policies, including tariffs and export controls. No material revisions were noted since disclosing "Quantitative and Qualitative Disclosures About Market Risk" within MD&A, in our 2024 Form 10-K. Risks related to changes in international trade policies, including tariffs and export controls, particularly those involving the United States and China are described under "Risk Factors" within Risk Factors and Other Key Information in our 2024 Form 10-K and in our Q1 2025 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Key Information	45

Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ending September 27, 2025. As of September 27, 2025, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 27, 2025, no such plans or arrangements were adopted or terminated, including by modification.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions, or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period, even when the activities, transactions, or dealings are conducted in compliance with applicable law. On March 2, 2021, the U.S. Secretary of State designated the Federal Security Service of the Russian Federation (FSB) as a party subject to one such sanction. Though Intel has suspended sales in Russia, there may be a need to file documents or engage with FSB as Intel winds up our local Russian offices. All such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), and there are no gross revenues or net profits directly associated with any such dealings by us with the FSB.
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

Other Key Information	46

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
4.1	Form of Warrant	8-K	000-06217	4.1	8/25/2025
10.1	Amendment No. 1 to Transaction Agreement, dated August 11, by and among Intel Corporation, Intel Americas, Inc., Altera Corporation, and SLP VII Gryphon Aggregator, L.P.	8-K	000-06217	10.1	8/14/2025
10.2	Warrant and Common Stock Agreement, dated August 22, 2025 by and between Intel Corporation and the United States Department of Commerce	8-K	000-06217	10.1	8/25/2025
10.3	Implementing Amendment to Direct Funding Agreement, dated August 27, 2025, by and between Intel Corporation and the United States Department of Commerce.	8-K	000-06217	10.1	8/29/2025
10.4	Amended and Restated Transaction Agreement, dated September 12, 2025, by and among Intel Corporation, Intel Americas, Inc., Altera Corporation, and SLP VII Gryphon Aggregator, L.P.					X
10.5†	Intel 401(k) Savings Plan, as amended and restated effective September 30, 2025					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Other Key Information	47

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 27
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Liquidity and capital resources	Pages 42 - 43
	Results of operations	Pages 29 - 42
	Critical accounting estimates	Page 29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 45
Item 4.	Controls and Procedures	Page 45

Part II - Other Information
Item 1.	Legal Proceedings	Pages 25 - 27
Item 1A.	Risk Factors	Page 44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 46
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Rule 10b5-1 Trading Arrangements	Page 46
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 46
Item 6.	Exhibits	Page 47

Signatures		Page 49

Other Key Information	48

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	November 6, 2025	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President, Chief Financial Officer, and Principal Financial Officer

Date:	November 6, 2025	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President, Chief Accounting Officer, and Principal Accounting Officer

49