Form 10-Q
period 2026-03-28
INTEL CORP
filed 2026-04-24
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 28, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 17, 2026, the registrant had outstanding 5,026 million shares of common stock.

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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "accelerate", "achieve", "aim", "ambitions", "anticipate", "believe", "committed", "continue", "could", "designed", "estimate", "expect", "forecast", "future", "goals", "grow", "guidance", "intend", "likely", "may", "might", "milestones", "next-generation", "objective", "on track", "opportunity", "outlook", "pending", "plan", "position", "possible", "potential", "predict", "progress", "ramp", "roadmap", "seek", "should", "strive", "targets", "to be", "upcoming", "will", "would" and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include statements regarding:
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
▪macro economic conditions;
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
▪a potential pause or discontinuation of our pursuit of Intel 14A and other next-generation leading-edge process technologies if we are unable to secure sufficient committed demand for Intel 14A through product design wins with potential significant external customers and our Intel products roadmap;
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
▪environmental, health, safety and product regulations; and
▪other risks and uncertainties described in this report, our 2025 Form 10-K and our other filings with the SEC.
Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.
Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are based on management's expectations as of the date of this filing, unless an earlier date is specified, including expectations based on third-party information and projections that management believes to be reputable. We do not undertake, and expressly disclaim any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
Availability of Company Information
We use our Investor Relations website, www.intc.com, as a routine channel for distribution of important, and often material, information about us, including our quarterly and annual earnings results and presentations, press releases, announcements, information about upcoming webcasts, analyst presentations and investor days, archives of these events, financial information, corporate governance practices and corporate responsibility information. We also post our filings on this website the same day they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K, our proxy statements and any amendments to those reports. All such information is available free of charge. Our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post financial information and issue press releases and to receive information about upcoming events. We encourage interested persons to follow our Investor Relations website in addition to our filings with the SEC to timely receive information about the company.
Intel Core, Gaudi and the Intel logo are trademarks of Intel Corporation or its subsidiaries.
* Other names and brands may be claimed as the property of others.

2

Consolidated Condensed Statements of Operations

	Three Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Mar 28, 2026	Mar 29, 2025
Net revenue	$13,577	$12,667
Cost of sales	8,230	7,995
Gross profit	5,347	4,672
Research and development	3,375	3,640
Marketing, general, and administrative	1,038	1,177
Restructuring and other charges	4,070	156
Operating expenses	8,483	4,973
Operating income (loss)	(3,136)	(301)
Gains (losses) on equity investments, net	(72)	(112)
Interest and other, net	(738)	(173)
Income (loss) before taxes	(3,946)	(586)
Provision for (benefit from) taxes	335	301
Net income (loss)	(4,281)	(887)
Less: net income (loss) attributable to non-controlling interests	(553)	(66)
Net income (loss) attributable to Intel	$(3,728)	$(821)
Earnings (loss) per share attributable to Intel—basic	$(0.73)	$(0.19)
Earnings (loss) per share attributable to Intel—diluted	$(0.73)	$(0.19)
Weighted average shares of common stock outstanding:
Basic	5,083	4,343
Diluted	5,083	4,343
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Operations	3

Consolidated Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended
(In Millions; Unaudited)	Mar 28, 2026	Mar 29, 2025
Net income (loss)	$(4,281)	$(887)
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	(155)	225
Actuarial valuation and other pension benefits (expenses), net	(1)	1
Translation adjustments and other	(1)	(1)
Other comprehensive income (loss)	(157)	225
Total comprehensive income (loss)	(4,438)	(662)
Less: comprehensive income (loss) attributable to non-controlling interests	(553)	(66)
Total comprehensive income (loss) attributable to Intel	$(3,885)	$(596)
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income (Loss)	4

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Mar 28, 2026	Dec 27, 2025
Assets
Current assets:
Cash and cash equivalents	$17,247	$14,265
Short-term investments	15,542	23,151
Accounts receivable, net	4,066	3,839
Inventories	12,426	11,618
Other current assets	12,876	10,815
Total current assets	62,157	63,688

Property, plant, and equipment, net of accumulated depreciation of $107,896 ($106,464 as of December 27, 2025)	104,458	105,414
Equity investments	8,481	8,512
Goodwill	20,465	23,912
Identified intangible assets, net	2,722	2,772
Other long-term assets	7,049	7,131
Total assets	$205,332	$211,429

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,159	$9,882
Accrued compensation and benefits	2,824	3,990
Short-term debt	2,004	2,499
Other accrued liabilities	14,898	15,204
Total current liabilities	26,885	31,575

Debt	43,027	44,086
Other long-term liabilities	10,431	9,408
Contingencies (Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value, 5,023 issued and outstanding (4,994 issued and outstanding as of December 27, 2025)	66,259	65,185
Accumulated other comprehensive income (loss)	(44)	113
Retained earnings	45,179	48,983
Total Intel stockholders' equity	111,394	114,281
Non-controlling interests	13,595	12,079
Total stockholders' equity	124,989	126,360
Total liabilities and stockholders’ equity	$205,332	$211,429
See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
(In Millions; Unaudited)	Mar 28, 2026	Mar 29, 2025
Cash, cash equivalents, and restricted cash, beginning of period	$14,712	$8,249
Cash flows provided by (used for) operating activities:
Net income (loss)	(4,281)	(887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,902	2,425
Share-based compensation	621	684
Restructuring and other charges	3,965	—
Amortization of intangibles	234	249
(Gains) losses on equity investments, net	72	112
Mark-to-market (gains) losses on Escrowed Shares	1,090	—
Deferred taxes	(9)	19
Changes in assets and liabilities:
Accounts receivable	(217)	414
Inventories	(808)	(83)
Accounts payable	(142)	(240)
Accrued compensation and benefits	(1,175)	(741)
Income taxes	169	67
Other assets and liabilities	(1,325)	(1,206)
Total adjustments	5,377	1,700
Net cash provided by (used for) operating activities	1,096	813
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(3,636)	(5,183)
Proceeds from capital-related government incentives	107	803
Acquisitions, net of cash acquired	(596)	—
Purchases of short-term investments	(7,190)	(3,386)
Sales of short-term investments	9,221	416
Maturities of short-term investments	5,227	4,911
Proceeds from divestitures, net	—	1,935
Other investing	(40)	585
Net cash provided by (used for) investing activities	3,093	81
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	—	1,496
Partner contributions	2,064	955
Additions to property, plant, and equipment	(1,327)	(1,020)
Repayment of debt	(1,500)	(1,500)
Proceeds from sales of common stock through employee equity incentive plans	427	491
Other financing	(870)	(618)
Net cash provided by (used for) financing activities	(1,206)	(196)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,983	698
Cash, cash equivalents, and restricted cash, end of period	$17,695	$8,947

Non-cash supplemental disclosures:
Acquisition of property, plant, and equipment[1]	$1,949	$3,932
Recognition of capital-related government incentives	$639	$985
Cash paid during the period for:
Interest, net of capitalized interest	$600	$635
Income taxes, net of refunds	$261	$221
1 Includes $204 million with extended payment terms of greater than 90 days in the three months ended March 28, 2026 ($451 million in the three months ended March 29, 2025).
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number of Shares	Amount
Three Months Ended

Balance as of December 27, 2025	4,994	$65,185	$113	$48,983	$12,079	$126,360
Net income (loss)	—	—	—	(3,728)	(553)	(4,281)
Other comprehensive income (loss)	—	—	(157)	—	—	(157)
Net proceeds attributed to Escrowed Shares issued	6	261	—	—	—	261
Partner contributions and issuance of subsidiary shares	—	—	—	—	2,090	2,090
Partner distributions	—	—	—	—	(105)	(105)
Employee equity incentive plans	28	427	—	—	—	427
Share-based compensation	—	531	—	—	84	615
Restricted stock unit withholdings	(5)	(145)	—	(76)	—	(221)
Balance as of March 28, 2026	5,023	$66,259	$(44)	$45,179	$13,595	$124,989

Balance as of December 28, 2024	4,330	$50,949	$(711)	$49,032	$5,762	$105,032
Opening balance adjustment[1]	—	—	—	49	—	49
Net income (loss)	—	—	—	(821)	(66)	(887)
Other comprehensive income (loss)	—	—	225	—	—	225
Partner contributions	—	(2)	—	—	957	955
Partner distributions	—	—	—	—	(58)	(58)
Employee equity incentive plans	36	491	—	—	—	491
Share-based compensation	—	622	—	—	62	684
Restricted stock unit withholdings	(4)	(140)	—	62	—	(78)
Balance as of March 29, 2025	4,362	$51,920	$(486)	$48,322	$6,657	$106,413
1 We made a cumulative-effect adjustment to the opening balance of retained earnings upon adopting ASU 2023-08 in 2025.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	7

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
We prepared our interim Consolidated Condensed Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2025 Form 10-K.
We have made estimates and judgments affecting the amounts reported in our Consolidated Condensed Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2025 Form 10-K where we include additional information on our accounting policies and the methods and assumptions used in our estimates.
We made certain reclassifications within our Consolidated Condensed Financial Statements, and, in certain cases, adjusted prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income (loss) or stockholders' equity.

Note 2 :	Operating Segments
We organize and manage our business as follows:
▪Intel Products:
▪Client Computing Group (CCG)
▪Data Center and AI (DCAI)
▪Intel Foundry
▪All Other
▪Mobileye
▪Other
CCG, DCAI and Intel Foundry are our reportable operating segments. In addition to these reportable segments, we present an "all other" category, which is not a reportable segment. When we enter into federal contracts, they are aligned to the sponsoring operating segment.
The accounting policies applied to our segments follow those used by Intel as a whole. A summary of the basis for which we report our operating segment revenues and operating margin is as follows:
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
Intel Foundry
▪Segment revenue: consists substantially of intersegment product and services revenue for wafer fabrication, substrates and other related products and services sold to Intel Products and certain other Intel internal businesses. We recognize intersegment revenue based on the completion of performance obligations. Product revenue is recognized upon transfer of ownership, which is generally at the completion of wafer sorting. Backend service revenue is recognized upon the completion of assembly and test milestones, which approximates the recognition of revenue over the service period. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third-party foundry and assembly and test revenues from external customers that totaled $174 million in the first three months of 2026 and $31 million in the first three months of 2025.
▪Segment expenses: consists of direct expenses for technology development, product manufacturing and services provided by Intel Foundry to internal and external customers, allocated expenses as described below and direct operating expenses. Direct expenses for product manufacturing include excess capacity charges, if any.

Financial Statements	Notes to Financial Statements	8

All Other
Our "all other" category includes the results of operations from non-reportable segments, including our Mobileye business, our IMS business, start-up businesses that support our initiatives and historical results of operations from divested businesses, including Altera. Altera, which was previously a wholly owned subsidiary, was deconsolidated from our Consolidated Condensed Financial Statements effective September 12, 2025, following the closing of the sale of 51% of Altera's issued and outstanding common stock. Altera's financial results of operations were included in our "all other" category through September 11, 2025. The financial results of our "all other" category include intersegment product and services revenue and intersegment expenses primarily between Altera and our Intel Foundry segment during the periods in which we consolidated Altera.
We allocate operating expenses from our sales and marketing group to the Intel Products operating segments and allocate substantially all our operating expenses from our general and administration groups to our reportable operating segments.
We estimate that the substantial majority of our consolidated depreciation expense in the first three months of 2026 and 2025 was incurred by Intel Foundry. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products or other customers. As a result, it is impracticable to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss).
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
Net revenue, cost of sales and operating expenses and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2026
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$7,727	$5,052	$12,779	$5,421	$628	$—	$(5,251)	$13,577
Cost of sales and operating expenses	5,211	3,510	8,721	7,858	526	5,080	(5,472)	16,713
Operating income (loss)	$2,516	$1,542	$4,058	$(2,437)	$102	$(5,080)	$221	$(3,136)

Financial Statements	Notes to Financial Statements	9

	Three Months Ended
(In Millions)	Mar 29, 2025
	Intel Products
	CCG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$7,629	$4,126	$11,755	$4,667	$943	$—	$(4,698)	$12,667
Cost of sales and operating expenses	5,268	3,551	8,819	6,987	840	1,260	(4,938)	12,968
Operating income (loss)	$2,361	$575	$2,936	$(2,320)	$103	$(1,260)	$240	$(301)

Corporate Unallocated Expenses
Corporate unallocated expenses include certain operating expenses not allocated to specific operating segments. The nature of these expenses may vary, but primarily consist of restructuring and other charges, share-based compensation and certain acquisition-related costs.

	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Restructuring and other charges[1]	$4,070	$156
Share-based compensation	621	684
Acquisition-related costs	113	151
Other	276	269
Total corporate unallocated expenses	$5,080	$1,260
1 See "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information.

Note 3 :	Non-Controlling Interests

	Non-Controlling Ownership %
	Mar 28, 2026	Mar 29, 2025
Ireland SCIP	49%	49%
Arizona SCIP	49%	49%
Mobileye	23%	12%
IMS	32%	32%

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS Nano	Total
Non-controlling interests as of Dec 27, 2025	$112	$9,106	$2,748	$113	$12,079
Partner contributions	—	2,064	—	—	2,064
Partner distributions	(105)	—	—	—	(105)
Changes in equity of non-controlling interest holders	—	—	110	—	110
Net income (loss) attributable to non-controlling interests	135	183	(867)	(4)	(553)
Non-controlling interests as of Mar 28, 2026	$142	$11,353	$1,991	$109	$13,595

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS Nano	Total
Non-controlling interests as of Dec 28, 2024	$61	$3,888	$1,672	$141	$5,762
Partner contributions	—	957	—	—	957
Partner distributions	(58)	—	—	—	(58)
Changes in equity of non-controlling interest holders	—	—	62	—	62
Net income (loss) attributable to non-controlling interests	39	(92)	(12)	(1)	(66)
Non-controlling interests as of Mar 29, 2025	$42	$4,753	$1,722	$140	$6,657

Financial Statements	Notes to Financial Statements	10

Semiconductor Co-Investment Program
Ireland SCIP
As of March 28, 2026 and December 27, 2025, we consolidated the results of a limited liability company (Ireland SCIP), a VIE that related to our Intel-owned, Ireland-based wafer fabrication plant (Fab 34), into our Consolidated Condensed Financial Statements because we were the primary beneficiary. Generally, distributions were received from Ireland SCIP based on each investor's respective ownership of Ireland SCIP, of which Intel's was 51% as of March 28, 2026. Ireland SCIP has rights to factory output of Fab 34 and rights to resell the factory output to us. We retain sole ownership of Fab 34 and we are engaged as the Fab 34 operator in exchange for variable payments from Ireland SCIP based on the related factory output.
As of March 28, 2026 we were required to substantially complete construction of Fab 34 in accordance with contractual parameters and timelines or we would be required to pay delay-related liquidated damages to Apollo, the other investor, beginning in the second half of 2026, not to exceed $1.1 billion in total. Since December 28, 2024, we expected certain construction milestones for Fab 34 would be delayed as we refined our near-term production capacity requirements and related capital outlays relative to those that are required per the Ireland SCIP agreement. The liquidated damage provisions qualified as a non-designated derivative, which we recognized within other accrued liabilities for $359 million and other long-term liabilities for $173 million as of March 28, 2026 ($179 million in other accrued liabilities and $576 million in other long-term liabilities as of December 27, 2025). Though we continue to expect certain construction delays in the near term, we intend to complete construction of Fab 34 and, in the first quarter of 2026, our expectations regarding the achievement of certain construction milestones evolved favorably and, as a result, we recognized a benefit of $223 million within interest and other, net related to a reduction in the fair value of the liquidated damages liability we expected to pay pursuant to this contractual arrangement. Prior to April 2026, we were required to purchase minimum quantities of the related factory output from Ireland SCIP, or we would be subject to certain volume-related damages payable to Ireland SCIP, beginning at the earlier of when construction is complete or the third quarter of 2027.
As of March 28, 2026 and December 27, 2025, other than cash and cash equivalents held by Ireland SCIP, substantially all of the remaining assets and liabilities of Ireland SCIP were eliminated in our Consolidated Condensed Balance Sheets.
In April 2026, we reacquired Apollo's 49% minority ownership interest in Ireland SCIP for aggregate cash consideration of approximately $14.2 billion, inclusive of estimated transaction costs. The equity transaction will be recognized in our Consolidated Condensed Financial Statements in the second quarter of 2026 and will reflect that we own 100% of Ireland SCIP; the substantial termination of existing related operating and other ancillary agreements between Ireland SCIP, ourselves and Apollo; the elimination of the non-controlling interest balance related to Ireland SCIP; and the extinguishment of our derivative liability associated with the delay-related liquidated damage provisions (refer to the discussion above and “Note 13: Derivative Financial Instruments” within Notes to Consolidated Condensed Financial Statements). Any residual consideration will be recorded as a decrease to our capital in excess of par value.
Arizona SCIP
We consolidate the results of an Arizona limited liability company (Arizona SCIP), a VIE, into our Consolidated Condensed Financial Statements because we are the primary beneficiary. Contributions and distributions made between Arizona SCIP and investors are generally made based on our and Brookfield's proportional ownership interest in Arizona SCIP.
We are the primary beneficiary of two new chip factories still partially under construction by Arizona SCIP; we have the right to direct how and for what purpose the underlying assets will be used and to purchase 100% of the wafer output. During the year ended December 27, 2025, Arizona SCIP began placing manufacturing assets into service, making the assets available for our use. The production contract commenced in the first quarter of 2026 and we are required to both operate Arizona SCIP at minimum production levels and limit excess inventory held on site or we will be subject to certain volume-related damages payable to Arizona SCIP.
The property, plant, and equipment assets owned by Arizona SCIP and included in our Consolidated Condensed Balance Sheets as of March 28, 2026, which are not available to us as they can be used only to settle obligations of the VIE, consisted of construction in progress assets of $5.8 billion ($5.6 billion as of December 27, 2025) and assets that have been placed into service of $13.0 billion ($12.2 billion as of December 27, 2025). The remaining assets and liabilities of Arizona SCIP were eliminated in our Consolidated Condensed Balance Sheets.
Mobileye
We consolidate our majority owned subsidiary Mobileye pursuant to the voting interest model. In the first quarter of 2026, the non-cash impairment of goodwill related to our Mobileye reporting unit was attributed to Intel and to non-controlling interest holders based on our proportional ownership (see "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements).

Financial Statements	Notes to Financial Statements	11

Note 4 :	Earnings (Loss) Per Share and Stockholders' Equity
We computed basic earnings (loss) per share of common stock based on the weighted average number of shares of common stock that, during the period, are outstanding or are considered not contingently issuable based on the terms of the Warrant and Common Stock Agreement (U.S. Government Agreement). We computed diluted earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period, if applicable.

	Three Months Ended
(In Millions, Except Per Share Amounts)	Mar 28, 2026	Mar 29, 2025
Net income (loss)	$(4,281)	$(887)
Less: net income (loss) attributable to non-controlling interests	(553)	(66)
Net income (loss) attributable to Intel	$(3,728)	$(821)
Weighted average shares of common stock outstanding—basic	5,083	4,343
Weighted average shares of common stock outstanding—diluted	5,083	4,343
Earnings (loss) per share attributable to Intel—basic	$(0.73)	$(0.19)
Earnings (loss) per share attributable to Intel—diluted	$(0.73)	$(0.19)
Potentially dilutive shares of common stock from employee equity incentive plans and stock issuances are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the stock purchase plan.
The dilutive impact from the assumed issuance of common stock associated with contractual transactions, including the release of Escrowed Shares under Secure Enclave, that settled during the three months ended March 28, 2026 is determined from the date of the beginning of the period to the date the Escrowed Shares are released. We reflect these contractual transactions in the calculation of diluted EPS, as applicable, using the treasury stock method.
Due to our net losses in the three months ended March 28, 2026 and March 29, 2025, the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, the assumed issuance of common stock under the stock purchase plan, and the assumed issuance of common stock associated with equity issuance agreements, including Escrowed Shares released, and a contractual conversion feature, as applicable, had an anti-dilutive effect on and were excluded from the computation of diluted loss per share attributable to Intel. For the three months ended March 28, 2026 and March 29, 2025, securities that would have been anti-dilutive were insignificant.
Escrowed Shares Issued to the U.S. Government
Per the terms of our previously-disclosed U.S. Government Agreement that we entered into with the DOC on August 22, 2025, during the three months ended March 28, 2026, we released 6 million Escrowed Shares upon receipt of cash proceeds for our performance under Secure Enclave.
During the three months ended March 28, 2026, we recognized $1.1 billion of losses related to the net change in fair value of both Escrowed Shares released and Escrowed Shares still held in escrow at March 28, 2026. The fair value of the Escrowed Shares derivative liability was $3.6 billion at March 28, 2026 and $2.7 billion at December 27, 2025, which we have recognized within other accrued liabilities and other long-term liabilities.
Of the 149 million Escrowed Shares not yet released, 75 million are considered not contingently issuable based on the terms of the U.S. Government Agreement and, as such, have been included in our computation of basic earnings (loss) per share for the three months ended March 28, 2026. The remaining 75 million Escrowed Shares not yet released are considered contingently issuable based on the DOC's disbursements under Secure Enclave and, therefore, are excluded from basic and diluted earnings (loss) per share until the contingencies are met.
We also issued warrants to the DOC to purchase up to 241 million shares of our common stock at $20.00 per share (Warrants) that become exercisable if we cease to directly or indirectly own at least 51% of our foundry business. Potentially dilutive shares issuable under the Warrants have been excluded from all basic and diluted earnings (loss) per share calculations for the three months ended March 28, 2026 as the Warrants are neither currently nor expected to become exercisable. If exercised, we can elect to settle the Warrants in net cash or net shares.

Financial Statements	Notes to Financial Statements	12

Note 5 :	Other Financial Statement Details
Restricted Cash
We have $448 million of restricted cash included in other long-term assets within the Consolidated Condensed Balance Sheets as of March 28, 2026 ($447 million as of December 27, 2025) and included within cash, cash equivalents, and restricted cash in the Consolidated Condensed Statements of Cash Flows for the three months ended March 28, 2026. The restricted cash serves as collateral for third-party arrangements we entered into and is considered legally restricted due to limitations on usage and withdrawal.
Accounts Receivable
We may sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We did not sell any accounts receivable under non-recourse factoring arrangements during the first three months of 2026 ($800 million were sold during the first three months of 2025). After the sale of our accounts receivable, we expect to collect payment from the customers and remit it to the third-party financial institution.
Inventories

(In Millions)	Mar 28, 2026	Dec 27, 2025
Raw materials	$918	$993
Work in process	9,004	7,840
Finished goods	2,504	2,785
Total inventories	$12,426	$11,618
Other Accrued Liabilities
Other accrued liabilities include deferred compensation of $2.7 billion as of March 28, 2026 ($3.2 billion as of December 27, 2025).
Interest and Other, Net

	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Interest income	$333	$245
Interest expense	(264)	(299)
Gain (loss) on mark-to-market of Escrowed Shares	(1,090)	—
Other, net	283	(119)
Total interest and other, net	$(738)	$(173)
Interest expense is net of $266 million of interest capitalized in the first three months of 2026 ($312 million in the first three months 2025).
Gain (loss) on mark-to-market of Escrowed Shares is related to changes in fair value of the derivative liability for the Escrowed Shares (refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements).
Other, net in the first three months of 2026 included income of $223 million resulting from the change in fair value of liquidated damage provisions related to our Ireland SCIP arrangement (refer to "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements). In the first three months of 2025, other, net included charges of $94 million related to the sale of our NAND memory business (refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements).
Government Incentives
In the first three months of 2026, we recognized capital-related incentives attributable to AMIC of $629 million ($298 million in the first three months of 2025), which may be refunded to us in cash to the extent the credits exceed our outstanding income tax liabilities. We also recognized other capital and operating grants of $176 million in the first three months of 2026 ($833 million in the first three months of 2025).

Financial Statements	Notes to Financial Statements	13

Note 6 :	Restructuring and Other Charges

	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Employee severance and benefit arrangements	$74	$142
Litigation charges and other	31	11
Asset impairment charges	3,965	3
Total restructuring and other charges	$4,070	$156
In the second quarter of 2025, we announced and commenced the 2025 Restructuring Plan, which was subsequently approved and committed to by our management. This initiative is intended to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing lower-priority programs and initiatives. Restructuring charges are primarily comprised of employee severance and benefit arrangements, non-cash asset impairment and accelerated depreciation charges resulting from exit activities, as well as impairment charges relating to real estate exits and consolidations. These charges were excluded from our operating segments' results and included as "corporate unallocated expenses" within the restructuring and other charges category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. The total expected and cumulative cost of the 2025 Restructuring Plan as of March 28, 2026 was $2.2 billion. Any changes to our estimates or timing will be reflected in our results of operations in future periods. The substantial majority of actions pursuant to the 2025 Restructuring Plan were completed in 2025 with the remainder expected to be completed in 2026.

In the third quarter of 2024, the 2024 Restructuring Plan was announced and a series of cost and capital reduction initiatives were implemented. We have incurred total charges of approximately $3.2 billion under the 2024 Restructuring Plan, which is expected to be completed in 2026.
Employee severance and benefit arrangements included net charges of $74 million during the three months ended March 28, 2026, primarily resulting from charges related to the 2025 Restructuring Plan. Other charges incurred during the three months ended March 28, 2026, as well as charges incurred during the three months ended March 29, 2025, related to the 2024 Restructuring Plan.
Restructuring activities related to employee severance and benefit arrangements under the 2025 Restructuring Plan were as follows:

(In Millions)	2025 Restructuring Plan
Accrued balance as of December 27, 2025	$417
Accruals and adjustments	25
Cash payments	(159)
Accrued restructuring balance as of March 28, 2026	$283
The accrued restructuring balance as of March 28, 2026 and December 27, 2025 was recorded as a current liability within accrued compensation and benefits on the Consolidated Condensed Balance Sheets.
Asset impairment charges includes non-cash goodwill impairment charges of $3.9 billion during the three months ended March 28, 2026 (see "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements).

Note 7 :	Income Taxes

	Three Months Ended
($ In Millions)	Mar 28, 2026	Mar 29, 2025
Income (loss) before taxes	$(3,946)	$(586)
Provision for (benefit from) taxes	$335	$301
Effective tax rate	(8.5)%	(51.4)%
In the three months ended March 28, 2026 and March 29, 2025, our provision for income taxes was determined using our estimated annual effective tax rate applied to our year-to-date ordinary income (loss) before taxes, adjusted for discrete items. In both periods presented, we were not able to benefit from our current year domestic loss before taxes due to the domestic valuation allowance. Our provision for taxes increased in the three months ended March 28, 2026 compared to March 29, 2025 primarily due to an increase in foreign profitability after exclusion of non-deductible goodwill impairment charges recognized for our Mobileye reporting unit (see "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements). Additionally, our Consolidated Condensed Balance Sheets as of March 28, 2026 and December 27, 2025 contain certain tax receivables of $7.7 billion and $7.6 billion, respectively, within other current assets, and $824 million and $182 million, respectively, within other long-term assets, primarily associated with AMIC claims.

Financial Statements	Notes to Financial Statements	14

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-U.S. government bills and bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of March 28, 2026 and December 27, 2025, a substantial majority of time deposits were issued by institutions outside the U.S.
The fair value of our economically hedged marketable debt investments was $13.0 billion as of March 28, 2026 ($21.8 billion as of December 27, 2025). For economically hedged investments still held at the reporting date, we recorded net losses of $181 million in the first three months of 2026 (net gains of $190 million in the first three months of 2025).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The adjusted cost of our unhedged investments was $15.5 billion as of March 28, 2026 ($10.6 billion as of December 27, 2025), which approximated the fair value at each date.
The fair value of marketable debt investments, by contractual maturity, as of March 28, 2026, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$6,278
Due in 1–2 years	4,189
Due in 2–5 years	6,648
Due after 5 years	368
Instruments not due at a single maturity date[1]	11,010
Total	$28,493
1 Instruments not due at a single maturity date is composed of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Mar 28, 2026	Dec 27, 2025
Marketable equity investments[1]	$317	$484
Non-marketable equity investments	8,164	8,028
Total	$8,481	$8,512
1 The substantial majority of our marketable equity investments are subject to trading-volume or market-based restrictions, which limit the number of shares we may sell in a specified period of time, impacting our ability to liquidate these investments. Certain of the trading-volume restrictions generally apply for as long as we own more than 1% of the outstanding shares. Market-based restrictions result from the rules of the respective exchange.
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Unrealized gains (losses) on marketable equity investments, net	$(156)	$(292)
Unrealized gains (losses) on non-marketable equity investments, net[1]	102	—
Impairment charges on non-marketable equity investments	(62)	(105)
Unrealized gains (losses) on equity investments, net	(116)	(397)
Realized gains (losses) on sales of equity investments, net	44	285
Gains (losses) on equity investments, net	$(72)	$(112)
1 Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.
Altera
In the third quarter of 2025, we closed the sale of Altera and retained a 49% interest in the business (refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements). The carrying value of our non-marketable equity investment in Altera is classified within equity investments in the Consolidated Condensed Balance Sheets and was $3.2 billion as of March 28, 2026 and December 27, 2025.

Financial Statements	Notes to Financial Statements	15

We provide semiconductor wafer manufacturing services to Altera, a related party, in accordance with a wafer manufacturing and sale agreement, for which we recognized revenue of $139 million in the first three months of 2026. Additionally, and in connection with the divestiture, we have been and will be reimbursed for costs that we incur on behalf of Altera for certain corporate services delivered under a transition services agreement, which may include information technology, finance, supply chain, and other services provided on an interim basis. The majority of such corporate transition services ceased as of March 28, 2026.

Note 9 :	Acquisitions and Divestitures
Mobileye's Acquisition of Mentee Robotics
On February 3, 2026, Mobileye closed the acquisition of Mentee Robotics, an AI-first humanoid robotics company, for a purchase price of $637 million. Acquisition consideration consisted primarily of $596 million in cash, net of cash acquired, with the residual in Mobileye's Class A shares that are not contingent on continuing employment. The purchase price, net of cash acquired, was primarily allocated to intangible assets of $128 million and goodwill of $498 million. The goodwill arising from the acquisition is attributed to the expected synergies and other benefits that will be generated from the combination of Mobileye and Mentee Robotics, and the acquisition-related intangible assets are related to developed technology. We expect the goodwill to be deductible for U.S. tax purposes. The operating results of Mentee Robotics are included in Mobileye's financial results, which were not material for the three months ended March 28, 2026 and are included in our "all other" category of non-reportable segments. Our accounting for the transaction is based on our preliminary valuations and estimates and may be subject to change if additional information becomes available.
Altera Divestiture
On April 14, 2025, we signed a transaction agreement with SLP VII Gryphon Aggregator, L.P., an affiliate of SLP, to sell 51% of all issued and outstanding common stock of Altera, our wholly owned subsidiary as of that date. On September 12, 2025, we completed the divestiture of 51% of Altera for net purchase consideration of $4.3 billion, consisting of: $4.8 billion in cash proceeds received within the third quarter of 2025; $500 million in deferred cash proceeds payable to us no later than December 31, 2027; an offset of $400 million for cash transferred to Altera with the sale; an offset of approximately $469 million for separation and employee-related costs we have agreed to fund to SLP; and an offset for other direct and incremental costs incurred in connection with the sale.
As of March 28, 2026, the outstanding receivable from SLP was $468 million ($463 million as of December 27, 2025) recorded within other long-term assets for the present value of deferred consideration, which is not subject to any contingencies. As of March 28, 2026, $260 million and $63 million are recorded within other accrued liabilities and other long-term liabilities ($327 million and $97 million as of December 27, 2025), respectively, for amounts payable to SLP for separation and employee-related costs that have not yet been paid and that relate to the transaction.
Upon closing the transaction, we retained a 49% minority investment in Altera, which is accounted for under the equity method of accounting. We established the fair value of our non-marketable equity investment in reference to Altera's equity value per the terms of the transaction agreement as the transaction negotiated with SLP represented an orderly transaction between market participants.
Based on the terms of the transaction agreement with SLP, we have concluded that Altera is a VIE for which we are not the primary beneficiary because the governance structure of the entity does not allow us to direct the activities that most significantly impact Altera's economic performance. In line with this conclusion, we deconsolidated Altera from our Consolidated Condensed Balance Sheets at the September 12, 2025 transaction close date.
NAND Memory Business
We sold our NAND memory technology and manufacturing business to SK hynix, which we deconsolidated upon closing the first phase of the transaction on December 29, 2021. On March 27, 2025, we closed the second phase of the transaction, collected the outstanding receivable and entered into a final release and settlement agreement with SK hynix primarily related to certain penalties and contingencies associated with the manufacturing and sale agreement between us and SK hynix. For the three months ended March 29, 2025, we recognized net charges of $94 million within interest and other, net for the amounts incurred pursuant to this agreement and recorded net proceeds of $1.9 billion within cash and cash equivalents.

Financial Statements	Notes to Financial Statements	16

Note 10 :	Goodwill
In the first quarter of 2026, we recognized non-cash goodwill impairment charges of $3.9 billion within restructuring and other charges in our Consolidated Condensed Statements of Operations, substantially all of which related to our Mobileye reporting unit.
Our quarterly qualitative impairment assessment for the first quarter of 2026 indicated that a more detailed quantitative analysis was necessary for our Mobileye reporting unit. This conclusion was driven by the presence of impairment indicators, including the sustained decline in Mobileye’s market capitalization since our most recent assessment date in the fourth quarter of 2025, as well as increased uncertainty in the broader macroeconomic and geopolitical environment in which Mobileye operates.
Our quantitative assessment for the first quarter of 2026 was performed by measuring the Mobileye reporting unit's fair value using the income approach. When using the income approach, we tested the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. As part of this first quarter of 2026 quantitative assessment, we determined that a significant increase in the discount rate was required relative to the discount rate used in our quantitative assessment in the fourth quarter of 2025, which resulted from higher market‑based and Mobileye-specific risk premiums arising from changes in global macroeconomic conditions, including heightened geopolitical risks associated with operations in the Middle East, including the current conflict, and increased uncertainty related to Mobileye's evolving competitive landscape. Collectively, these factors increased market‑participant uncertainty regarding Mobileye's ability to execute and optimize revenue from its business pipeline and the long-term competitive positioning of certain Mobileye technologies, particularly with regard to increasingly advanced autonomous driving solutions. As a result, for the forecasted cash flows utilized in our first quarter of 2026 quantitative assessment, greater risk was attributed to the forecasted cash flows in later projection periods, which contributed to the higher discount rate applied in the income‑based valuation.
The increase in the discount rate utilized in our first quarter of 2026 quantitative assessment had a significant adverse effect on the estimated fair value of the Mobileye reporting unit and, as a result of our impairment test, we recognized a non-cash goodwill impairment charge in the first quarter of 2026 as the estimated fair value of the Mobileye reporting unit was lower than the assigned carrying value. To corroborate our estimated fair value of the Mobileye reporting unit, we performed a reconciliation to Mobileye's market capitalization as of March 28, 2026, concluding that the implied control premium was reasonable as compared to relevant market transactions in similar industries. As of March 28, 2026, our Mobileye reporting unit had $4.3 billion in recorded goodwill ($8.2 billion as of December 27, 2025).
Should our estimates change based on Mobileye's operating results, market conditions, long-term growth projections, or other assumptions underlying our forecast, including changes in the discount rate, the Mobileye reporting unit may become subject to further impairment in future periods. For example, an additional 1% increase in the discount rate would have resulted in a further impairment of our Mobileye reporting unit's goodwill of approximately $682 million in the first quarter of 2026. Notwithstanding our Mobileye reporting unit, our quarterly qualitative impairment assessment did not indicate that a more detailed quantitative analysis was necessary for our other reporting units as the most recently calculated fair value substantially exceeded the assigned carrying value for each reporting unit as of March 28, 2026.

Note 11 :	Borrowings
In the first quarter of 2026, we settled $1.5 billion of our senior notes due February 2026 and amended our 364-day $5.0 billion credit facility agreement to a three-year $3.0 billion credit facility maturing January 2029. Neither of our revolving credit facilities had borrowings outstanding as of March 28, 2026 or December 27, 2025.
In April 2026, in connection with our repurchase of the 49% minority ownership interest in Ireland SCIP (refer to “Note 3: Non-Controlling Interests” within Notes to Consolidated Condensed Financial Statements), we executed and drew on a $6.5 billion 364-day senior unsecured term loan facility with an interest rate of 4.79%. The repurchase and term loan will be reflected in our Consolidated Condensed Financial Statements in the second quarter of 2026.

Financial Statements	Notes to Financial Statements	17

Note 12 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Mar 28, 2026				Dec 27, 2025
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$289	$—	$289	$—	$150	$—	$150
Financial institution instruments¹	10,979	1,576	—	12,555	7,292	1,800	—	9,092
Government debt²	—	107	—	107	—	—	—	—
Reverse repurchase agreements	—	3,679	—	3,679	—	4,262	—	4,262
Short-term investments:
Corporate debt	—	7,088	—	7,088	—	7,248	—	7,248
Financial institution instruments¹	31	4,966	—	4,997	183	3,991	—	4,174
Government debt²	1,708	1,749	—	3,457	5,296	6,433	—	11,729
Other current assets:
Derivative assets	—	443	—	443	431	608	—	1,039
Marketable equity investments	317	—	—	317	484	—	—	484
Other long-term assets:
Derivative assets	—	1	—	1	—	2	—	2
Total assets measured and recorded at fair value	$13,035	$19,898	$—	$32,933	$13,686	$24,494	$—	$38,180
Liabilities
Other accrued liabilities:
Derivative liabilities³	$157	$2,163	$490	$2,810	$6	$1,524	$304	$1,834
Other long-term liabilities:
Derivative liabilities³	—	1,964	173	2,137	—	1,714	576	2,290
Total liabilities measured and recorded at fair value	$157	$4,127	$663	$4,947	$6	$3,238	$880	$4,124
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of time deposits, notes, and bonds issued by financial institutions.
2Level 1 investments consist primarily of U.S. Treasury securities. Level 2 investments consist primarily of non-U.S. government debt.
3Level 1 derivative liabilities consist of equity contracts for our deferred compensation program. Level 2 derivative liabilities include a forward contract related to Escrowed Shares held. Level 3 derivative liabilities include liquidated damage provisions related to our Ireland SCIP arrangement.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments and certain non-financial assets—such as intangible assets, goodwill, and property, plant, and equipment—are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity investments during the period, we classify these assets as Level 3. Similarly, impairments recognized on our goodwill, intangible assets, and property, plant, and equipment are categorized as Level 3 within the fair value hierarchy as we utilize unobservable inputs such as prospective financial information, market segment growth rates, and discount rates in the fair value measurement process. The fair value used to measure the non-cash goodwill impairment charge of $3.9 billion related to our Mobileye reporting unit in the first quarter of 2026 represents a Level 3 fair value measurement within the fair value hierarchy (see "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements).
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity investments that have not been remeasured or impaired in the current period, grants receivable, issued debt, and our outstanding receivable from SLP of $468 million, which was measured and recorded using Level 2 inputs, as of March 28, 2026 ($463 million as of December 27, 2025).

Financial Statements	Notes to Financial Statements	18

We classify the fair value of grants receivable as Level 2. The estimated fair value of these financial assets approximates their carrying value. The aggregate carrying value of grants receivable was $687 million as of March 28, 2026 ($652 million as of December 27, 2025).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of these instruments was $39.5 billion as of March 28, 2026 ($41.8 billion as of December 27, 2025).

Note 13 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Mar 28, 2026	Dec 27, 2025
Foreign currency contracts	$19,177	$22,740
Interest rate contracts	18,528	21,796
Equity contracts[1]	2,488	2,689
Total	$40,193	$47,225
1 Relates to our deferred compensation program.

The total notional amount of outstanding pay-variable, receive-fixed interest rate swaps was $9.7 billion as of March 28, 2026 and December 27, 2025.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Mar 28, 2026		Dec 27, 2025
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts	$103	$80	$173	$49
Interest rate contracts	—	325	—	266
Total derivatives designated as hedging instruments	103	405	173	315
Derivatives not designated as hedging instruments:
Foreign currency contracts	227	209	351	278
Interest rate contracts	114	51	86	116
Equity contracts[3]	—	157	431	6
Escrowed Shares	—	3,593	—	2,654
Ireland SCIP arrangement	—	532	—	755
Total derivatives not designated as hedging instruments	341	4,542	868	3,809
Total derivatives	444	4,947	1,041	4,124
Netted cash and non-cash collateral received or pledged	(369)	(755)	(907)	(571)
Net derivatives	$75	$4,192	$134	$3,553
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3Relates to our deferred compensation program.
Gross derivative assets and liabilities subject to master netting agreements were $369 million and $784 million, respectively, as of March 28, 2026 and $937 million and $654 million, respectively, as of December 27, 2025. Gross amounts recognized for reverse repurchase agreements are fully offset by cash collateral pledged.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to the effective portion of cash flow hedges recognized in other comprehensive income (loss) were $70 million net losses in the first three months of 2026 ($180 million net gains in the first three months of 2025).

Financial Statements	Notes to Financial Statements	19

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Operations
	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Interest rate contracts	$(59)	$141
Hedged items	59	(141)
Total	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Mar 28, 2026	Dec 27, 2025	Mar 28, 2026	Dec 27, 2025
Short-term debt	$(997)	$(993)	$3	$7
Long-term debt	(8,425)	(8,488)	322	259
Total	$(9,422)	$(9,481)	$325	$266
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Operations for each period were as follows:

		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Mar 28, 2026	Mar 29, 2025
Foreign currency contracts	Interest and other, net	$175	$(85)
Interest rate contracts	Interest and other, net	108	(57)
Escrowed Shares	Interest and other, net	(1,090)	—
Other	Various	35	(157)
Total		$(772)	$(299)

Note 14 :	Contingencies
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. As of March 28, 2026, we have accrued liabilities of $1.0 billion related to litigation involving VLSI and $310 million, including revaluation effects and accrued interest, related to an EC-imposed fine, both as described below. Excluding the VLSI claims described below, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.

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
In September 2023, the EC imposed a €376 million ($401 million) fine against us based on its 2009 finding that we made payments to prevent sales of specific rival products. We appealed the EC's decision, and in December 2025 the General Court reduced the fine to €237 million ($277 million). In February 2026, we appealed the General Court’s decision to the Court of Justice. We have accrued a charge of $310 million as of March 28, 2026, which includes foreign currency revaluation effects and accrued interest, and are unable to make a reasonable estimate of the potential loss or range of losses in excess of this amount given the procedural posture and the nature of these proceedings.
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
Securities Class Action and Derivative Lawsuits
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

Financial Statements	Notes to Financial Statements	21

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
Litigation Related to Warrant and Common Stock Agreement between Intel and the U.S. Department of Commerce
A stockholder filed a derivative lawsuit in the Delaware Court of Chancery in March 2026 against our directors, the Department of Commerce and Secretary of the U.S. Department of Commerce, Howard W. Lutnick, claiming our directors breached their fiduciary duties and engaged in waste by approving the Warrant and Common Stock Agreement, dated as of August 22, 2025, between us and the U.S. Department of Commerce, and that the agreement was unlawful. Plaintiff seeks invalidation of the agreement, as well as damages on our behalf. In April 2026, the U.S. Department of Commerce removed the case to the U.S. District Court for the District of Delaware.
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
VLSI Technology LLC v. Intel
In October 2017, VLSI Technology LLC (VLSI) filed a complaint against us in the U.S. District Court for the Northern District of California alleging that various Intel FPGA and processor products infringe eight patents VLSI acquired from NXP Semiconductors, N.V. (NXP). VLSI sought damages, attorneys' fees, costs, and interest. Intel prevailed on all eight patents and the court entered final judgment in April 2024. VLSI appealed the Court's judgment of non-infringement as to one of the eight patents. In April 2026, the Federal Circuit reversed and remanded the case back to the District Court, VLSI filed three infringement suits against us in the U.S. District Court for the Western District of Texas accusing various of our processors of infringement of eight additional patents it had acquired from NXP:
▪The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.2 billion in damages and approximately $162 million in pre-judgment and post-judgment interest. We appealed the judgment to the Federal Circuit Court of Appeals, including the court's rejection of Intel's claim to have a license from Fortress Investment Group's acquisition of Finjan. The Federal Circuit Court heard oral argument in October 2023. In December 2023, the Federal Circuit reversed the finding of infringement as to the patent for which VLSI was awarded $675 million. The Federal Circuit affirmed the finding of infringement as to the patent for which VLSI had been awarded $1.5 billion, but vacated the damages award and sent the case back to the trial court for further damages proceedings on that patent. The Federal Circuit also ruled that Intel can advance the defense that it is licensed to VLSI's patents. In December 2021 and January 2022 the Patent Trial and Appeal Board (PTAB) instituted Inter Partes Reviews (IPR) on the claims found to have been infringed in the first Texas case, and in May and June 2023 found all of those claims unpatentable; VLSI has appealed the PTAB's decisions. The appeal is set for oral argument before the Federal Circuit Court of Appeals in May 2026. In April 2024, Intel moved to add the defense that it is licensed to VLSI's patents. The motion remains pending.
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

Financial Statements	Notes to Financial Statements	22

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
As of March 28, 2026, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. We are unable to make a reasonable estimate of losses in excess of recorded amounts.
EireOg Innovations v IBM et. al.
Since April 2024, EireOg Innovations Ltd. has filed eleven separate complaints in the Eastern and Western Districts of Texas against Intel and AMD customers alleging that various products with Intel and AMD CPUs infringe numerous patents. EireOg seeks compensatory damages, future royalties, attorneys’ fees, costs, and interest. Intel is indemnifying Acer, Amazon Web Services (AWS), Cisco, Dell, HPE, HPI, IBM, Lenovo, and Oracle in connection with Intel CPUs accused of infringing three patents. Cisco and IBM filed their answers in June 2024. In these cases, trial is scheduled for April 2026. Dell and Oracle filed their answers in June and September 2024, respectively. The Markman hearing in those matters was held in May 2025, and trial is scheduled for June 2026. Lenovo filed a motion to dismiss for lack of jurisdiction in July 2024, which was denied, and it subsequently filed an answer in October 2024. HPE filed its answer in July 2024. Trial in the Lenovo and HPE matters is scheduled for May 2026. AWS moved to dismiss the complaint in June 2025, and EireOg responded with an amended complaint. AWS filed a motion to dismiss the amended complaint in July 2025, which was denied, and it subsequently filed an answer in October 2025. Trial in the AWS matter is scheduled for December 2026. In September 2025, EireOg filed joint motions to dismiss the claims against Acer and HPI without prejudice, and the court terminated those cases in October 2025. Across the cases, EireOg alleges past and future damages in excess of $2.0 billion. Given the procedural posture and the nature of these cases, including that some pending proceedings are in the early stages, that alleged damages have not been specified in all cases, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
Media Content Protection v Intel
In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, Philips) filed against Intel and customers in the U.S. District Court for the District of Delaware and the International Trade Commission (ITC). Philips alleged that certain Intel digital video-capable integrated circuits and associated firmware infringed two of its patents, including integrated circuits and associated firmware incorporated into products sold by Dell Technologies, Inc., HP Inc., Lenovo Group Ltd., and LG Electronics Inc. In March 2022, the ITC issued a final determination concluding that Philips had not proven a violation. Philips did not appeal the ITC’s decision, and a stay of the Delaware cases was lifted. Philips then sold the asserted patents to Media Content Protection (MCP) in July 2024, and MCP substituted in as the plaintiff. Trial was set for January 2026. MCP sought $66 million to $398 million in damages for royalties between the 2020 case filing and the 2023 patent expiration date. In November 2025, the court granted Intel’s motion for summary judgment of invalidity of both patents and issued a final judgment in favor of Intel in December 2025. MCP has appealed. MCP's appeal remains pending. Given the procedural posture and the nature of this case, including that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.

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

2025 Restructuring Plan	Transformational initiative announced and subsequently approved in Q2 2025 by our management to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing investment in lower-priority programs and initiatives
AI	Artificial intelligence
Altera	Altera Corporation, a business offering programmable semiconductors, primarily FPGAs, and related products for a broad range of applications.
AMD	Advanced Micro Devices, Inc.
AMIC	Advanced Manufacturing Investment Credit
Apollo	Apollo Global Management, Inc.
ASIC	Application-specific integrated circuit
ASP	Average selling price
Brookfield	Brookfield Asset Management
CCG	Client Computing Group operating segment
CEO	Chief executive officer
CHIPS Act	Creating Helpful Incentives to Produce Semiconductors for America Act
CODM	Chief operating decision maker
CPU	Processor or central processing unit
DCAI	Data Center and Artificial Intelligence operating segment
DOC	U.S. Department of Commerce
EC	European Commission
EPS	Earnings per share
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

Exchange Act	Securities Exchange Act of 1934
Fab	Semiconductor manufacturing / wafer fabrication facilities
2025 Form 10-K	Annual Report on Form 10-K for the year ended December 27, 2025
FPGA	Field-programmable gate array
FSB	Federal Security Service of the Russian Federation
HPC	High-performance computing
IMS	IMS Nanofabrication GmbH, a business within Intel Foundry that develops and produces electron-beam systems for the semiconductor industry
Intel	Intel Corporation
IP	Intellectual property
IPU	Infrastructure processing unit, a programmable networking device designed to enable cloud and communication service providers to reduce overhead and free up performance for CPUs
IT	Information Technology
MD&A	Management's Discussion and Analysis
Mentee Robotics	Mentee Robotics Ltd.
MG&A	Marketing, general, and administrative
Mobileye	Mobileye Global Inc.
NAND	NAND flash memory
NIC	Network interface controller
OFAC	Office of Foreign Assets Control

Financial Statements	Notes to Financial Statements	24

PC	Personal computer
Positive Technologies	Pozitiv Teknolodzhiz, AO
R&D	Research and development
RSU	Restricted stock unit
SCIP	Semiconductor Co-Investment Program
SEC	U.S. Securities and Exchange Commission
Secure Enclave	Secure Enclave program under the CHIPS Act
Semiconductor Process Technology	Processes and technologies applied in the production of semiconductor logic chips
SK hynix	SK hynix Inc.
SLP	Silver Lake Partners
SoC	System on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products across many market segments for a variety of applications
U.S.	United States
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable interest entity

Financial Statements	Notes to Financial Statements	25

Management's Discussion and Analysis

Overview
This report should be read in conjunction with our 2025 Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, methods and assumptions used in our estimates, among other important information.
Significant Events and Trends Impacting Results
The following discussion highlights significant events, key developments and trends that we believe meaningfully impacted our consolidated financial results and financial position during Q1 2026 or that we believe may continue to influence our future operating results and financial position, as well as specific matters that occurred in 2025 that impact the comparability of our results.
Future Node Development and Manufacturing Expansion Projects
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
We recently released our first products manufactured on our new leading-edge node, Intel 18A, and we continue to develop its derivative node, Intel 18A-P, designed for future Intel products and external Intel Foundry customers. We are focused and have made substantial progress in recent periods on the continued development of Intel 14A, the next generation node beyond Intel 18A and Intel 18A-P, and on meeting design milestones towards securing potential significant customers for future products utilizing the node. In addition, our Intel products roadmap now includes a number of future products that are being designed to utilize Intel 14A.
However, if we are unable to secure sufficient committed demand for Intel 14A through product design wins with potential significant external customers and our Intel products roadmap, we face the prospect that it will not be economical to develop and manufacture Intel 14A and successor leading-edge nodes on a go-forward basis. In such event, we may pause or discontinue our pursuit of Intel 14A and successor nodes and various of our manufacturing expansion projects. If we were to discontinue development of Intel 14A and successor nodes, we expect that a majority of our products would continue to be manufactured in our own facilities utilizing our nodes up to Intel 18A-P through at least 2030, but would shift to reliance on an external foundry for future Intel products requiring nodes with performance beyond Intel 18A and Intel 18A-P. By focusing on our customers and delivering the best semiconductor products to the market, manufactured on the most appropriate internal or external node from a performance and cost perspective, and only deploying capital on new nodes and manufacturing facilities where we believe they will yield an attractive return, we believe we can improve the competitiveness of our products business, and the overall financial results for the company.
Risks from the Conflict with Iran
On February 28, 2026, the U.S. and Israel initiated coordinated military strikes against Iran, which were followed by retaliatory actions by Iran and Iran‑aligned groups, including missile and drone attacks directed at Israel and other countries in the region. Since that time, the conflict has continued to escalate, with strikes by the U.S. and Israel against targets in Iran, strikes by Israel against targets in Lebanon and strikes by Iran and Iran-aligned groups against military, civilian and industrial targets in Israel and other countries in the region, including Kuwait, Saudi Arabia, Bahrain, Qatar, the United Arab Emirates, Oman, Iraq, Jordan, Syria, Lebanon, Cyprus and Azerbaijan. Iran's strikes against industrial targets, including oil and natural gas fields, and closing of the Strait of Hormuz, have significantly disrupted various global supply chains. Among other things, the conflict has resulted in increased global energy prices and energy shortages that may adversely impact the world economy. In addition, Iranian strikes on two energy fields in Qatar that supply a meaningful percentage of the world supply of helium have resulted in a global shortage of this gas that is essential to the semiconductor manufacturing process.
In late March 2026, Iran published a list of U.S. companies with operations in the Middle East whose facilities they indicated they would target in retaliation for continued strikes on Iran, with Intel being near the top of that list. A significant portion of our revenues are generated from products on Intel 7 manufactured at our fabrication facility in Israel. As we are not insured for business interruptions resulting from war or political violence, a disruption of that facility could have a significant adverse impact on our business. We could also be adversely impacted by disruptions to our product development centers in Israel. As our property, plant and equipment assets in Israel are self‑insured for losses resulting from war or political violence, any significant impact from the conflict, especially to our fabrication facility, could have a material adverse effect on our consolidated financial results and position.
We continue to monitor the potential impact this conflict could have on our operations in Israel, on our global operations and business and on the semiconductor industry and global economy more broadly.

MD&A	26

Goodwill Impairment
Our Q1 2026 operating results were significantly impacted by the recognition of $3.9 billion of non-cash goodwill impairment charges within restructuring and other charges in our Consolidated Condensed Statements of Operations, substantially all of which related to impairing the goodwill of our Mobileye reporting unit.
Our quarterly qualitative impairment assessment for Q1 2026 indicated that a more detailed quantitative analysis was necessary for our Mobileye reporting unit. This conclusion was driven by the presence of impairment indicators, including the sustained decline in Mobileye’s market capitalization since our most recent assessment date in Q4 2025, as well as increased uncertainty in the broader macroeconomic and geopolitical environment in which Mobileye operates. Our quantitative assessment was performed by measuring the Mobileye reporting unit's fair value using the income approach. As part of this Q1 2026 assessment, we determined that a significant increase in the discount rate was required relative to the discount rate used in our Q4 2025 assessment, which resulted from higher market-based and Mobileye-specific risk premiums arising from changes in global macroeconomic conditions, including heightened geopolitical risks associated with operations in the Middle East, including the current conflict, and increased uncertainty related to Mobileye's evolving competitive landscape. As a result of our impairment test, we recognized a non-cash goodwill impairment charge in Q1 2026, as the estimated fair value of the Mobileye reporting unit was lower than the assigned carrying value.
The valuation of goodwill is a critical accounting estimate that requires significant judgment and is subject to a high degree of uncertainty as it requires the application of significant estimates and the use of unobservable inputs, including market segment share, projected financial information, and discount rates. These estimates and inputs change over time based on operating results, market conditions and other factors and could materially affect the determination of the fair value and potential goodwill impairment for our reporting units. As of March 28, 2026, our Mobileye reporting unit had $4.3 billion in remaining goodwill. Refer to "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements for further information.
Repurchase of Non-Controlling Interests in Ireland SCIP
On April 8, 2026, we acquired from Apollo its 49% minority ownership interest in our majority-owned and consolidated Ireland SCIP VIE for aggregate cash consideration of approximately $14.2 billion, inclusive of estimated transaction costs. We funded the repurchase of Apollo's non-controlling equity interest through a combination of existing cash and cash equivalents, short-term investments and a $6.5 billion term loan facility that we entered into in April 2026 (refer to “Note 11: Borrowings” within Notes to Consolidated Condensed Financial Statements). We intend to refinance the term loan facility, subject to market conditions.
Ireland SCIP was established in 2024 in connection with the construction and operation of Fab 34, with Apollo acquiring a 49% minority ownership interest and the parties entering into related operating and ancillary agreements governing the construction, operation and utilization of the fab. Our Consolidated Condensed Financial Statements for Q2 2026 will reflect our 100% ownership of Ireland SCIP, the substantial termination of the related operating and ancillary agreements between the parties, the elimination of the non‑controlling interest in Ireland SCIP and the extinguishment of the derivative liability associated with delay‑related liquidated damages provisions (refer to “Note 3: Non-Controlling Interests” within Notes to Consolidated Condensed Financial Statements).
Altera Divestiture
The comparability of our Consolidated Condensed Financial Statements for Q1 2026 relative to Q1 2025, as discussed within this MD&A, was impacted by the deconsolidation of Altera. Altera, which was previously a wholly owned subsidiary, was deconsolidated from our Consolidated Condensed Financial Statements effective September 12, 2025, following the closing of the sale of 51% of Altera's issued and outstanding common stock. Altera's financial results of operations were included in our Consolidated Condensed Financial Statements through September 11, 2025. Revenue from Altera as a customer was $139 million in Q1 2026, compared to $351 million of revenue contributed by Altera in our Q1 2025 consolidated financial results. Refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements for additional information.

MD&A	27

Operating Segments Trends and Results

Intel Products
Intel Products consists substantially of the design, development, marketing, sale, support and servicing of CPUs and related semiconductor products for third-party customers. Intel Products is comprised of two operating segments: CCG and DCAI. CCG delivers platforms and processors that power PCs and edge devices, enabling enhanced performance, connectivity and user experiences for consumer and commercial markets with capabilities that also support retail, industrial robotics and AI ecosystems at the edge. DCAI delivers workload-optimized solutions based upon our x86 architecture for data centers, including CPUs, AI accelerators, NICs, IPUs and custom ASICs, enabling performance and scalability for cloud, enterprise, telecommunication and HPC environments. The manufacturing of our Intel Products offerings is performed by Intel Foundry and, to a lesser extent, by certain third-party manufacturers.
Intel Products Financial Performance1

	Three Months Ended
	Mar 28, 2026
($ In Millions)	CCG	DCAI	Total
Revenue	$7,727	$5,052	$12,779
Cost of sales and operating expenses	5,211	3,510	8,721
Operating income	$2,516	$1,542	$4,058
Operating margin %	33%	31%	32%

	Three Months Ended
	Mar 29, 2025
($ In Millions)	CCG	DCAI	Total
Revenue	$7,629	$4,126	$11,755
Cost of sales and operating expenses	5,268	3,551	8,819
Operating income	$2,361	$575	$2,936
Operating margin %	31%	14%	25%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.

MD&A	28

Operating Segment Revenue Summary

Q1 2026 vs. Q1 2025
Total Intel Products revenue was $12.8 billion in Q1 2026, up $1.0 billion from Q1 2025.

▪CCG revenue increased $98 million from Q1 2025. Client revenue (collectively notebook and desktop) was $6.6 billion in Q1 2026, up $54 million from Q1 2025, primarily driven by a 16% increase in ASPs. The increase in ASPs was driven by a higher mix of premium products sold in Q1 2026 and demand-based pricing actions in part to offset higher input costs. This increase in client revenue was partially offset by a 13% decrease in volume compared to Q1 2025. Market demand exceeded our available product supply in Q1 2026 due to internal and external supply constraints, limiting our ability to fully meet customer demand. We expect these supply constraints to persist at least through the first half of 2026. We continue to ramp client products on our 18A process node to increase supply availability and mitigate these constraints throughout the remainder of 2026. Other CCG revenue was $1.1 billion in Q1 2026, up $44 million from Q1 2025.

▪DCAI revenue increased $926 million from Q1 2025, primarily driven by $696 million of higher server revenue due to a 27% increase in server ASPs. The increase in server ASPs was primarily driven by a higher mix of premium products sold in Q1 2026 and demand-based pricing actions in part to offset higher input costs. This increase in server revenue was partially offset by a 5% decrease in volume compared to Q1 2025. Market demand exceeded our available product supply due to internal supply constraints, which limited our ability to fully meet customer demand. Though we expect these supply constraints to persist throughout the remainder of 2026, we continue to add capacity in our internal factories to increase supply availability and mitigate these constraints. Other DCAI product revenue was $935 million, up $230 million from Q1 2025, primarily driven by higher networking customer-related demand.

Segment Operating Income Summary

Q1 2026 vs. Q1 2025
Total Intel Products operating income was $4.1 billion in Q1 2026, up $1.1 billion from Q1 2025.

▪CCG operating income increased $155 million from Q1 2025, primarily driven by $249 million of favorable impacts from lower operating expenses, primarily related to lower payroll-related expenditures resulting from headcount reductions taken under the 2025 Restructuring Plan and the effects of various other cost-reduction measures. These favorable impacts were partially offset by unfavorable impacts from lower product profit, primarily related to higher client unit costs resulting from an increased mix of premium products sold in Q1 2026.

▪DCAI operating income increased $967 million from Q1 2025, primarily driven by $604 million of favorable impacts from higher product profit, primarily related to higher server revenue, partially offset by higher server unit costs resulting from an increased mix of premium products sold in Q1 2026. Operating income also benefited from $331 million of lower period charges in Q1 2026, primarily related to the absence of Gaudi AI accelerator inventory-related charges incurred in Q1 2025.

Intel Foundry
Intel Foundry, comprised of technology development, manufacturing and foundry services, develops new leading-edge semiconductor process technologies and advanced packaging technologies and provides manufacturing, assembly and test and advanced packaging capacity and design enablement solutions across multiple nodes and platforms. We continue to innovate and advance leading-edge semiconductor process technology and manufacturing in the U.S., where we are the only company conducting both leading-edge logic R&D and high-volume manufacturing. At present, substantially all of our Intel Foundry business supports internal manufacturing for Intel Products; however, we are offering our Intel Foundry services to external customers and aim to develop a more significant external foundry business in the future.
Intel Foundry Financial Performance1

	Three Months Ended
($ In Millions)	Mar 28, 2026	Mar 29, 2025
Revenue	$5,421	$4,667
Cost of sales and operating expenses	7,858	6,987
Operating loss	$(2,437)	$(2,320)
Operating loss %	(45)%	(50)%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.

MD&A	29

Operating Segment Revenue Summary

Q1 2026 vs. Q1 2025
Revenue was $5.4 billion in Q1 2026, up $754 million from Q1 2025. Intersegment revenue was $5.2 billion, up $611 million from Q1 2025, primarily driven by higher wafer volumes from Intel 18A, Intel 3 and Intel 4 process nodes that carry higher ASPs relative to predecessor process nodes. External revenue was $174 million, up $143 million from Q1 2025, primarily due to Altera's transition to an external customer following the deconsolidation of Altera in Q3 2025.

Segment Operating Loss Summary

Q1 2026 vs. Q1 2025
Operating loss was $2.4 billion in Q1 2026, compared to an operating loss of $2.3 billion in Q1 2025, primarily driven by $489 million of unfavorable impacts related to lower product profit in Q1 2026 due to an increased mix of higher cost wafers manufactured on our Intel 18A process node, partially offset by higher revenue and lower wafer costs on Intel 3 and Intel 4 process nodes. This unfavorable impact from lower product profit in Q1 2026 was partially offset by $372 million of lower period charges in Q1 2026, primarily related to the intersegment sell-through of inventory with lower of cost or net realizable value intersegment reserves that resulted from the early ramp of our Intel 18A process node.

All Other
Our "all other" category includes the results of operations from non-reportable segments, including our Mobileye business, our IMS business, start-up businesses that support our initiatives and historical results of operations from divested businesses, including Altera. Mobileye, a publicly traded company, is a global leader in driving assistance and self-driving solutions, with a product portfolio designed to encompass the entire stack required for assisted and autonomous driving, including compute platforms, computer vision and machine learning-based perception, mapping and localization, driving policy and active sensors in development. IMS specializes in developing and manufacturing multi-beam mask writing tools. Altera, which was previously a wholly owned subsidiary, was deconsolidated from our Consolidated Condensed Financial Statements effective September 12, 2025, following the closing of the sale of 51% of Altera's issued and outstanding common stock. Altera's financial results of operations were included in our "all other" category through September 11, 2025.
All Other Financial Performance1

	Three Months Ended
($ In Millions)	Mar 28, 2026	Mar 29, 2025
Revenue	$628	$943
Cost of sales and operating expenses	526	840
Operating income	$102	$103
Operating margin %	16%	11%
1 Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.

Operating Segment Revenue Summary

Q1 2026 vs. Q1 2025
All other revenue was $628 million, down $315 million from Q1 2025, primarily driven by lower revenue resulting from the deconsolidation of Altera in Q3 2025. This decrease was partially offset by higher Q1 2026 Mobileye revenue, which totaled $558 million, up $120 million from Q1 2025, primarily driven by higher demand for Eye Q® products.

Segment Operating Income Summary

Q1 2026 vs. Q1 2025
All other operating income was $102 million in Q1 2026, roughly flat with Q1 2025, as the absence of Altera operating margin in Q1 2026 was substantially offset by the collective improvement of Q1 2026 operating income from other businesses, primarily Mobileye.

MD&A	30

Consolidated Condensed Results of Operations

	Three Months Ended
	Mar 28, 2026		Mar 29, 2025
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue[1]	Amount	% of Net Revenue[1]
Net revenue	$13,577	100.0%	$12,667	100.0%
Cost of sales	8,230	60.6%	7,995	63.1%
Gross profit	5,347	39.4%	4,672	36.9%
Research and development	3,375	24.9%	3,640	28.7%
Marketing, general, and administrative	1,038	7.6%	1,177	9.3%
Restructuring and other charges	4,070	30.0%	156	1.2%
Operating income (loss)	(3,136)	(23.1)%	(301)	(2.4)%
Gains (losses) on equity investments, net	(72)	(0.5)%	(112)	(0.9)%
Interest and other, net	(738)	(5.4)%	(173)	(1.4)%
Income (loss) before taxes	(3,946)	(29.1)%	(586)	(4.6)%
Provision for (benefit from) taxes	335	2.5%	301	2.4%
Net income (loss)	(4,281)	(31.5)%	(887)	(7.0)%
Less: net income (loss) attributable to non-controlling interests	(553)	(4.1)%	(66)	(0.5)%
Net income (loss) attributable to Intel	$(3,728)	(27.5)%	$(821)	(6.5)%
Earnings (loss) per share attributable to Intel—diluted	$(0.73)		$(0.19)
1 Totals may not sum due to rounding.

MD&A	31

Consolidated Revenue

Consolidated Revenue Walk $B1
1 Excludes intersegment revenue; totals may not sum due to rounding.

Q1 2026 vs. Q1 2025

Our Q1 2026 revenue was $13.6 billion, up $910 million from Q1 2025, primarily driven by higher Intel Products revenue. Intel Products revenue increased 9% from Q1 2025, primarily driven by a 22% increase in DCAI revenue, resulting from higher server ASPs due to a higher mix of premium products sold in Q1 2026 and demand-based pricing actions in part to offset higher input costs. CCG and Intel Foundry revenue were both modestly higher compared to Q1 2025. All other revenue decreased compared to Q1 2025, primarily due to the absence of Q1 2026 Altera revenue following its Q3 2025 deconsolidation, with Altera now reflected as an external foundry customer.
In Q1 2026, our revenue was impacted by lower volumes sold compared to Q1 2025, resulting from internal and external supply constraints that limited our ability to fully meet customer demand. We expect these supply constraints to persist throughout 2026, and industry‑wide shortages of substrates, memory and other critical components may further limit our ability to fully meet customer demand. We are taking actions to increase supply availability, including adding capacity in our internal factories and ramping products on our 18A process node.

MD&A	32

Consolidated Gross Profit
We derived a substantial majority of our consolidated gross profit in Q1 2026 and in Q1 2025 from our Intel Products business sales through our CCG and DCAI operating segments.

Gross Profit $B
(Percentages in chart indicate gross profit as a percentage of total revenue)

Q1 2026 vs. Q1 2025

Our consolidated gross profit in Q1 2026 increased by $675 million, or 14%, compared to Q1 2025, primarily driven by $771 million of lower period charges primarily resulting from Gaudi AI accelerator inventory-related charges in Q1 2025, as well as lower Q1 2026 other costs. The impact of higher revenue to gross profit in Q1 2026 was substantially offset by higher unit costs resulting from an increased mix of premium products sold in Q1 2026.

MD&A	33

Consolidated R&D and MG&A Expenses
Total R&D and MG&A expenses for Q1 2026 were $4.4 billion, down 8% compared to Q1 2025. These expenses represent 32.5% of revenue for Q1 2026 and 38.0% of revenue for Q1 2025. In support of our strategy, as described in our 2025 Form 10-K, we continue to make investments to advance our product and process technology roadmaps. As a result of our 2025 and 2024 Restructuring Plans and related cost-reduction measures and the deconsolidation of Altera in Q3 2025, we expect total R&D and MG&A expenses to decrease in 2026 relative to recent historical periods.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q1 2026 vs. Q1 2025

Q1 2026 R&D expenses decreased by $265 million, or 7% from Q1 2025, primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2025 Restructuring Plan and other related cost-reduction measures, as well as lower expenses in Q1 2026 due to the Q3 2025 deconsolidation of Altera.

Marketing, General, and Administrative
Q1 2026 vs. Q1 2025

Q1 2026 MG&A expenses decreased by $139 million, or 12%, from Q1 2025, primarily driven by lower payroll-related expenditures resulting from headcount reductions taken under the 2025 Restructuring Plan and other related cost-reduction measures, as well as lower expenses in Q1 2026 due to the Q3 2025 deconsolidation of Altera.

MD&A	34

Restructuring and Other Charges

	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Employee severance and benefit arrangements	$74	$142
Litigation charges and other	31	11
Asset impairment charges	3,965	3
Total restructuring and other charges	$4,070	$156
In Q2 2025, we announced and commenced the 2025 Restructuring Plan, which was designed to streamline our organizational structure, enable us to focus on our core businesses and lower our overall operating expenses. Refer to "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information. The substantial majority of the actions contemplated by the 2025 Restructuring Plan were completed in 2025, with the remainder expected to be completed during 2026. Any changes to the estimates or timing will be reflected in our results of operations.
The 2024 Restructuring Plan, which we initiated in Q3 2024, was substantially completed by the end of 2025, with the remainder expected to be completed in 2026.
Q1 2026 vs. Q1 2025
Employee severance and benefit arrangements in Q1 2026 include charges of $74 million primarily due to a business exit related to the 2025 Restructuring Plan. Charges of $142 million in Q1 2025 were primarily related to the 2024 Restructuring Plan.
Asset impairment charges in Q1 2026 include non-cash goodwill impairment charges of $3.9 billion. Refer to "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements and "Goodwill Impairment" at the beginning of this MD&A for further information.

Gains (Losses) on Equity Investments, Net and Interest and Other, Net

	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Unrealized gains (losses) on marketable equity investments, net	$(156)	$(292)
Unrealized gains (losses) on non-marketable equity investments, net[1]	102	—
Impairment charges on non-marketable equity investments	(62)	(105)
Unrealized gains (losses) on equity investments, net	(116)	(397)
Realized gains (losses) on sales of equity investments, net	44	285
Gains (losses) on equity investments, net	$(72)	$(112)
Interest and other, net	$(738)	$(173)
1 Unrealized gains (losses) on non-marketable investments includes observable price adjustments and our share of equity method investee gains (losses) and certain distributions.
Q1 2026 vs. Q1 2025
In Q1 2026, losses on equity investments, net were primarily driven by mark-to-market losses on marketable equity investments due primarily to share price declines related to two of our marketable equity investments, partially offset by upward observable price adjustments related to three of our non-marketable equity investments.
In Q1 2025, losses on equity investments, net were primarily driven by share price declines related to our marketable equity investment in Montage and impairment charges on non-marketable equity investments, which were partially offset by realized gains on open market sales of equity investments during the quarter.
In Q1 2026, interest and other, net included a $1.1 billion net loss from the change in fair value of the derivative liability for the Escrowed Shares (refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements), partially offset by a benefit of $223 million resulting from the change in fair value of liquidated damage provisions related to our Ireland SCIP arrangement (refer to "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements).
In Q1 2025 interest and other, net included $94 million of charges related to the sale of our NAND memory business (refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements).

MD&A	35

Provision for (Benefit from) Taxes

	Three Months Ended
($ In Millions)	Mar 28, 2026	Mar 29, 2025
Income (loss) before taxes	$(3,946)	$(586)
Provision for (benefit from) taxes	$335	$301
Effective tax rate	(8.5)%	(51.4)%
Q1 2026 vs. Q1 2025
In Q1 2026 and Q1 2025, our provision for income taxes was determined using our estimated annual effective tax rate, applied to our year-to-date ordinary income (loss) before taxes, adjusted for discrete items. In both periods presented, we were not able to benefit from our current year domestic losses before taxes due to the domestic valuation allowance. Our provision for taxes increased in Q1 2026 compared to Q1 2025, primarily due to an increase in foreign profitability after exclusion of non-deductible goodwill impairment charges recognized for our Mobileye reporting unit (see "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements).
Net Income (Loss) Attributable to Non-Controlling Interests
Net income (loss) attributable to non-controlling interests is impacted by the minority-owned portion of our consolidated, majority-owned subsidiaries.

	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Ireland SCIP	$135	$39
Arizona SCIP	183	(92)
Mobileye	(867)	(12)
IMS Nanofabrication	(4)	(1)
Total net income (loss) attributable to non-controlling interests	$(553)	$(66)
Q1 2026 vs. Q1 2025
In Q1 2026, net loss attributable to non-controlling interests was primarily driven by a non-cash goodwill impairment charge of $3.9 billion related to our Mobileye reporting unit which was attributed to non-controlling interest holders based on their proportional ownership (refer to "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements), partially offset by income earned by Arizona SCIP based on the ongoing placement of their manufacturing assets into service and income earned by Ireland SCIP as the factory output from Fab 34 was resold to us.
In Q1 2025, net loss attributable to non-controlling interests was primarily driven by start-up construction expenses incurred by Arizona SCIP.
As described in “Repurchase of Non-Controlling Interests in Ireland SCIP” at the beginning of this MD&A, in April 2026 we acquired all of the outstanding minority holder ownership interests in Ireland SCIP, one of our majority-owned, consolidated subsidiaries, for $14.2 billion in cash. The equity transaction closed on April 8, 2026, after which net income attributable to non-controlling interests in Ireland SCIP will cease.
We now anticipate that net income attributable to non-controlling interests in 2026 will slightly decrease, as compared to 2025, as we recognized a significant non-cash goodwill impairment charge related to our Mobileye reporting unit in Q1 2026 and net income attributable to Ireland SCIP will not be shared with non-controlling interest holders following the April 2026 repurchase of our interests in Ireland SCIP. In addition, we anticipate that net income attributable to non-controlling interests will increase in 2027, as compared to 2026, primarily due to the absence of the Q1 2026 non-cash goodwill impairment charge related to our Mobileye reporting unit.
Liquidity and Capital Resources
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Our primary sources of liquidity are cash generated by operations and our total cash and short-term investments, as shown in the following table. These sources are further supplemented by our drawn and undrawn committed credit facilities and other borrowing capacity; recent equity securities agreements and issuances; possible future debt and equity issuances pursuant to our shelf registration statement; monetization of non-core assets and contributions from our Arizona SCIP partner.

MD&A	36

Short-Term Investing and Borrowing
When assessing our current sources of liquidity, we consider our total cash and short-term investments balances as follows:

(In Millions)	Mar 28, 2026	Dec 27, 2025
Cash and cash equivalents	$17,247	$14,265
Short-term investments	15,542	23,151
Total cash and short-term investments	$32,789	$37,416
Total debt	$45,031	$46,585
In Q1 2026, we settled $1.5 billion of our senior notes due February 2026. We also amended our 364-day $5.0 billion credit facility agreement to a three year $3.0 billion credit facility maturing January 2029. Additionally, we have access to our $7.0 billion revolving credit facility, which remains available until February 2029. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of March 28, 2026, we had no commercial paper obligations outstanding and no outstanding borrowings on the revolving credit facilities. As part of our ongoing capital management strategy to optimize our debt portfolio, we may utilize make-whole provisions, tender offers, or open market repurchases of our debt prior to maturity. In Q1 2026, we did not extinguish any debt prior to maturity.
As described in “Repurchase of Non-Controlling Interests in Ireland SCIP” at the beginning of this MD&A, in April 2026 we acquired the minority ownership interest in our majority-owned and consolidated Ireland SCIP VIE for aggregate cash consideration of approximately $14.2 billion. We funded the repurchase of Apollo's non-controlling equity interest through a combination of our existing cash and cash equivalents, short-term investments and a $6.5 billion term loan (refer to “Note 11: Borrowings” within Notes to Consolidated Condensed Financial Statements). We intend to refinance the term loan facility, subject to market conditions.
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
Funding Requirements
Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test operations, including investments in our process technology roadmap; investments in our product roadmap; working capital requirements, including cash outlays associated with the 2025 Restructuring Plan and prepayments we may enter into to secure supply capacity; partner distributions to our non-controlling interest holders; reducing outstanding indebtedness; potential acquisitions and strategic investments. In addition, our short-term funding requirements included $14.2 billion for our April 2026 repurchase of Ireland SCIP minority ownership interests. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology. These plans include expanding existing operations in Arizona, New Mexico and Oregon and investing in a new leading-edge manufacturing facility in Ohio in the long term.
In Q1 2026, we entered into long-term arrangements with customers that include contractually enforceable deposits. As of quarter-end, these deposits totaled $1.7 billion, which are reflected within other accrued liabilities and other long-term liabilities. Cash receipt is expected in Q2 2026. In response to industry shortages of substrates and other components, and to execute long-term customer arrangements, we expect to enter into long-term agreements with suppliers to secure supply capacity. Some of these supply arrangements may involve prepayments, which are expected to accelerate cash outflows in the near term.
In Q1 2026, Mobileye paid $596 million in cash, net of cash acquired, in connection with closing the acquisition of Mentee Robotics. Refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements for additional information.

MD&A	37

Cash flows from operating, investing, and financing activities were as follows:

	Three Months Ended
(In Millions)	Mar 28, 2026	Mar 29, 2025
Net cash provided by (used for) operating activities	$1,096	$813
Net cash provided by (used for) investing activities	3,093	81
Net cash provided by (used for) financing activities	(1,206)	(196)
Net increase (decrease) in cash and cash equivalents	$2,983	$698
Operating Activities
Operating cash flows consist of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by operations in the first three months of 2026 was higher compared to the first three months of 2025 primarily due to the cash favorable impacts of lower expenses and higher favorable operating cash flow adjustments for non-cash items in the first three months of 2026 compared to the first three months of 2025. These cash favorable movements were partially offset by unfavorable changes in working capital adjustments in the first three months of 2026 compared to the first three months of 2025.
Investing Activities
Investing cash flows consist primarily of purchases, sales and maturities of short term investments, capital expenditures and acquisitions.
Cash provided by investing activities in the first three months of 2026 was higher compared to the first three months of 2025 primarily due to higher sales and maturities of short-term investments, net of purchases; and lower capital expenditures during the first three months of 2026 compared to the first three months of 2025. These cash-favorable movements were partially offset by lower proceeds from capital-related government incentives and cash used for the acquisition of Mentee Robotics in the first three months of 2026 compared to the first three months of 2025.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments of short-term and long-term debt, financing payments for capital expenditures with extended payment terms and proceeds from strategic initiatives, including SCIP partner contributions.
Cash used for financing activities in the first three months of 2026 was higher compared to the first three months of 2025 primarily due to the absence of commercial paper issuances, higher financing payments for capital expenditures with extended payment terms and higher other financing outflows in the first three months of 2026. These unfavorable cash movements were partially offset by higher partner contributions in the first three months of 2026 compared to the first three months of 2025.

MD&A	38

Risk Factors and Other Key Information

Risk Factors
The risks described within "Risk Factors" in our 2025 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face as our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and Supplemental Details sections.
Quantitative and Qualitative Disclosures About Market Risk
We are affected by changes in currency exchange and interest rates, as well as equity and commodity prices. Our risk management programs are designed to reduce, but may not entirely eliminate, the impacts of these risks. For a discussion about market risk and sensitivity analysis related to changes in currency exchange rates, interest rates, equity prices and commodity prices, refer to "Quantitative and Qualitative Disclosures About Market Risk" within MD&A in our 2025 Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended on October 24, 2019, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ended March 28, 2026. As of March 28, 2026, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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
Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 28, 2026, no such plans or arrangements were adopted or terminated, including by modification.

Other Key Information	39

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions, or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period, even when the activities, transactions, or dealings are conducted in compliance with applicable law. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to one such sanction. Though Intel has suspended sales in Russia, there may be a need to file documents or engage with the FSB as Intel winds up our local Russian offices. All such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s OFAC, and there are no gross revenues or net profits directly associated with any such dealings by us with the FSB.

Other Key Information	40

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

Other Key Information	41

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 25
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Results of operations	Pages 28 - 36
	Liquidity and capital resources	Pages 36 - 38
	Critical accounting estimates	Not applicable
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 39
Item 4.	Controls and Procedures	Page 39

Part II - Other Information
Item 1.	Legal Proceedings	Pages 20 - 23
Item 1A.	Risk Factors	Page 39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 39
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Rule 10b5-1 Trading Arrangements	Page 39
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 40
Item 6.	Exhibits	Page 41

Signatures		Page 43

Other Key Information	42

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date:	April 23, 2026	By:	/s/ DAVID ZINSNER
David Zinsner
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 23, 2026	By:	/s/ SCOTT GAWEL
Scott Gawel
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

43