Form 10-Q
period 2026-09-26
INTEL CORP
filed 2026-10-30
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 23, 2026, the registrant had outstanding 5,315 million shares of common stock.

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
Intel Core and the Intel logo are trademarks of Intel Corporation or its subsidiaries.
* Other names and brands may be claimed as the property of others.

2

Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts; Unaudited)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Net revenue	$16,513	$13,653	$46,218	$39,179
Cost of sales	9,417	8,435	27,266	25,747
Gross profit	7,096	5,218	18,952	13,432
Research and development	3,490	3,231	10,233	10,555
Marketing, general, and administrative	1,030	1,129	3,243	3,450
Restructuring and other charges	54	175	4,294	2,221
Operating expenses	4,574	4,535	17,770	16,226
Operating income (loss)	2,522	683	1,182	(2,794)
Gains (losses) on equity investments, net	330	221	219	611
Interest and other, net	1,130	3,670	(12,184)	3,402
Income (loss) before taxes	3,982	4,574	(10,783)	1,219
Provision for (benefit from) taxes	462	304	826	860
Net income (loss)	3,520	4,270	(11,609)	359
Less: net income (loss) attributable to non-controlling interests	200	207	(168)	35
Net income (loss) attributable to Intel	$3,320	$4,063	$(11,441)	$324
Earnings (loss) per share attributable to Intel—basic	$0.63	$0.90	$(2.22)	$0.07
Earnings (loss) per share attributable to Intel—diluted¹	$0.60	$0.90	$(2.22)	$0.07
Weighted average shares of common stock outstanding:
Basic	5,244	4,514	5,144	4,424
Diluted	5,307	4,531	5,144	4,434
1     For the three months ended September 26, 2026 and three and nine months ended September 27, 2025, earnings per share attributable to Intel-diluted has been calculated by adjusting net income attributable to Intel for the gain of $120 million and loss of $2 million, respectively, related to the mark-to-market of that portion of the derivative liability that is attributable to 5 million and 342 thousand, respectively, contingent Escrowed Shares that were included in the weighted average shares of common stock outstanding-diluted during the period.
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Operations	3

Consolidated Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
(In Millions; Unaudited)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Net income (loss)	$3,520	$4,270	$(11,609)	$359
Changes in other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on derivatives	(45)	(48)	(244)	727
Actuarial valuation and other pension benefits (expenses), net	(1)	1	(2)	2
Net unrealized holding gains (losses) on unhedged marketable debt investments and other	(106)	1	(99)	1
Other comprehensive income (loss)	(152)	(46)	(345)	730
Total comprehensive income (loss)	3,368	4,224	(11,954)	1,089
Less: comprehensive income (loss) attributable to non-controlling interests	200	207	(168)	35
Total comprehensive income (loss) attributable to Intel	$3,168	$4,017	$(11,786)	$1,054
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Comprehensive Income (Loss)	4

Consolidated Condensed Balance Sheets

(In Millions; Unaudited)	Sep 26, 2026	Dec 27, 2025
Assets
Current assets:
Cash and cash equivalents	$21,846	$14,265
Short-term investments	32,159	23,151
Accounts receivable, net	4,093	3,839
Inventories	13,068	11,618
Other current assets	11,408	10,815
Total current assets	82,574	63,688

Property, plant, and equipment, net of accumulated depreciation of $111,913 ($106,464 as of December 27, 2025)	105,314	105,414
Equity investments	8,798	8,512
Goodwill	20,465	23,912
Identified intangible assets, net	2,444	2,772
Other long-term assets	8,979	7,131
Total assets	$228,574	$211,429

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,831	$9,882
Accrued compensation and benefits	3,905	3,990
Short-term debt	3,817	2,499
Other accrued liabilities	20,843	15,204
Total current liabilities	37,396	31,575

Debt	46,317	44,086
Other long-term liabilities	13,305	9,408
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value, 5,310 issued and outstanding (4,994 issued and outstanding as of December 27, 2025)	78,177	65,185
Accumulated other comprehensive income (loss)	(232)	113
Retained earnings	36,969	48,983
Total Intel stockholders' equity	114,914	114,281
Non-controlling interests	16,642	12,079
Total stockholders' equity	131,556	126,360
Total liabilities and stockholders’ equity	$228,574	$211,429
See accompanying notes.

Financial Statements	Consolidated Condensed Balance Sheets	5

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
(In Millions; Unaudited)	Sep 26, 2026	Sep 27, 2025
Cash, cash equivalents, and restricted cash, beginning of period	$14,712	$8,249
Cash flows provided by (used for) operating activities:
Net income (loss)	(11,609)	359
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,933	7,971
Share-based compensation	1,894	1,896
Restructuring and other charges	3,969	372
Amortization of intangibles	659	708
(Gains) losses on equity investments, net	(219)	(611)
Mark-to-market (gains) losses on Escrowed Shares	12,614	1,687
(Gains) losses on divestitures	18	(5,355)
Deferred taxes	56	123
Impairments and net (gain) loss on retirement of property, plant, and equipment	140	465
Changes in assets and liabilities:
Accounts receivable	(281)	162
Inventories	(1,450)	(9)
Accounts payable	821	(281)
Accrued compensation and benefits	(207)	541
Income taxes	(405)	(1,196)
Other assets and liabilities	(1,749)	(1,423)
Total adjustments	24,793	5,050
Net cash provided by (used for) operating activities	13,184	5,409
Cash flows provided by (used for) investing activities:
Additions to property, plant, and equipment	(10,216)	(11,158)
Proceeds from capital-related government incentives	215	1,018
Acquisitions, net of cash acquired	(596)	—
Purchases of short-term investments	(32,151)	(16,401)
Maturities of short-term investments	10,767	8,236
Sales of short-term investments	11,911	2,728
Sales of equity investments	401	642
Proceeds from divestitures, net	—	6,186
Other investing	(590)	494
Net cash provided by (used for) investing activities	(20,259)	(8,255)
Cash flows provided by (used for) financing activities:
Issuance of commercial paper, net of issuance costs	—	3,493
Repayment of commercial paper	—	(3,493)
Payments on finance leases	(951)	(103)
Partner contributions	5,032	3,652
Partner distributions	(14,442)	(159)
Net proceeds from sales of subsidiary shares	—	922
Additions to property, plant, and equipment	(1,618)	(2,493)
Issuance of term debt, net of issuance costs	13,000	—
Repayments of term debt	(9,000)	(3,750)
Proceeds from sales of common stock through employee equity incentive plans	736	777
Net proceeds attributed to common stock and warrants issued, and Escrowed Shares	440	7,682
Net proceeds from public offering of common stock	22,617	—
Restricted stock unit withholdings	(907)	(286)
Other financing	(146)	(504)
Net cash provided by (used for) financing activities	14,761	5,738
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,686	2,892
Cash, cash equivalents, and restricted cash, end of period	$22,398	$11,141

Financial Statements	Consolidated Condensed Statements of Cash Flows	6

	Nine Months Ended
(In Millions; Unaudited)	Sep 26, 2026	Sep 27, 2025
Non-cash supplemental disclosures:
Acquisition of property, plant, and equipment[1]	$3,215	$5,068
Recognition of capital-related government incentives	$1,925	$6,094
Cash paid during the period for:
Interest, net of capitalized interest	$1,088	$1,156
Income taxes, net of refunds	$1,127	$1,939
1    Includes $854 million with extended payment terms of greater than 90 days in the nine months ended September 26, 2026 ($1.3 billion in the nine months ended September 27, 2025).
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Cash Flows	7

Consolidated Condensed Statements of Stockholders' Equity

(In Millions, Except Per Share Amounts; Unaudited)	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number of Shares	Amount
Three Months Ended

Balance as of June 27, 2026	5,043	$53,780	$(80)	$33,842	$15,601	$103,143
Net income (loss)	—	—	—	3,320	200	3,520
Other comprehensive income (loss)	—	—	(152)	—	—	(152)
Net proceeds attributed to common stock issued	242	22,617	—	—	—	22,617
Net proceeds attributed to Escrowed Shares issued	11	1,075	—	—	—	1,075
Partner contributions	—	—	—	—	950	950
Partner distributions declared and repurchase of subsidiary shares	—	—	—	—	(212)	(212)
Employee equity incentive plans	17	309	—	—	—	309
Share-based compensation	—	493	—	—	103	596
Restricted stock unit withholdings	(3)	(97)	—	(193)	—	(290)
Balance as of September 26, 2026	5,310	$78,177	$(232)	$36,969	$16,642	$131,556

Balance as of June 28, 2025	4,377	$52,334	$65	$45,484	$7,868	$105,751
Net income (loss)	—	—	—	4,063	207	4,270
Other comprehensive income (loss)	—	—	(46)	—	—	(46)
Net proceeds from stock issuances and warrants[2]	362	3,758	—	—	—	3,758
Net proceeds from sales of subsidiary shares and partner contributions	—	60	—	—	2,276	2,336
Partner distributions declared	—	—	—	—	(68)	(68)
Employee equity incentive plans and other	32	286	—	—	—	286
Share-based compensation	—	477	—	—	71	548
Restricted stock unit withholdings	(5)	(160)	—	55	—	(105)
Balance as of September 27, 2025	4,766	$56,755	$19	$49,602	$10,354	$116,730

Nine Months Ended

Balance as of December 27, 2025	4,994	$65,185	$113	$48,983	$12,079	$126,360
Net income (loss)	—	—	—	(11,441)	(168)	(11,609)
Other comprehensive income (loss)	—	—	(345)	—	—	(345)
Net proceeds attributed to common stock issued	242	22,617	—	—	—	22,617
Net proceeds attributed to Escrowed Shares issued	24	2,024	—	—	—	2,024
Partner contributions and issuance of subsidiary shares	—	—	—	—	5,059	5,059
Partner distributions declared and repurchase of subsidiary shares	—	(13,545)	—	—	(602)	(14,147)
Employee equity incentive plans	62	736	—	—	—	736
Share-based compensation	—	1,494	—	—	274	1,768
Restricted stock unit withholdings	(12)	(334)	—	(573)	—	(907)
Balance as of September 26, 2026	5,310	$78,177	$(232)	$36,969	$16,642	$131,556

Balance as of December 28, 2024	4,330	$50,949	$(711)	$49,032	$5,762	$105,032
Opening balance adjustment[1]	—	—	—	49	—	49
Net income (loss)	—	—	—	324	35	359
Other comprehensive income (loss)	—	—	730	—	—	730
Net proceeds from stock issuances and warrants[2]	362	3,758	—	—	—	3,758
Net proceeds from sales of subsidiary shares and partner contributions	—	58	—	—	4,516	4,574
Partner distributions declared	—	—	—	—	(159)	(159)
Employee equity incentive plans and other	88	777	—	—	—	777
Share-based compensation	—	1,696	—	—	200	1,896
Restricted stock unit withholdings	(14)	(483)	—	197	—	(286)
Balance as of September 27, 2025	4,766	$56,755	$19	$49,602	$10,354	$116,730
1    We made a cumulative-effect adjustment to the opening balance of retained earnings upon adopting ASU 2023-08 in 2025.
2    Includes $110 million of allocated proceeds to warrants from the Warrant and Common Stock Agreement with the U.S. government.
See accompanying notes.

Financial Statements	Consolidated Condensed Statements of Stockholders' Equity	8

Notes to Consolidated Condensed Financial Statements

Note 1 :	Basis of Presentation
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
We made certain reclassifications within our Consolidated Condensed Financial Statements, and, in certain cases, adjusted prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income (loss), cash flows or stockholders' equity.

Note 2 :	Operating Segments
We organize and manage our business as follows:
▪Intel Products:
▪Client Computing and Physical AI Group (CCPG), formerly the Client Computing Group (CCG)
▪Data Center and AI (DCAI)
▪Intel Foundry
▪All Other
▪Mobileye
▪Other
CCPG, DCAI and Intel Foundry are our reportable operating segments. In addition to these reportable segments, we present an "All Other" category, which is not a reportable segment. When we enter into federal contracts, the contracts are aligned to the sponsoring operating segment.
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
Intel Foundry
▪Segment revenue: consists substantially of intersegment product and services revenue for wafer fabrication, substrates and other related products and services sold to Intel Products and certain other Intel internal businesses. We recognize intersegment revenue based on the completion of performance obligations. Product revenue is recognized upon transfer of ownership, which is generally at the completion of wafer sorting. Back-end service revenue is recognized upon the completion of assembly and test milestones, which approximates the recognition of revenue over the service period. Intersegment sales are recorded at prices that are intended to approximate market pricing. Intel Foundry also includes certain third-party foundry and assembly and test revenues from external customers that totaled $411 million in the three months ended September 26, 2026 and $878 million in the first nine months of 2026 ($32 million in the three months ended September 27, 2025 and $85 million in the first nine months of 2025).
▪Segment expenses: consist of direct expenses for technology development, product manufacturing and services provided by Intel Foundry to internal and external customers, allocated expenses as described below and direct operating expenses. Direct expenses for product manufacturing include excess capacity charges, if any.

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
We estimate that the substantial majority of our consolidated depreciation expense in the three and nine months ended September 26, 2026 and September 27, 2025 was incurred by Intel Foundry. Intel Foundry depreciation expense is substantially included in overhead cost pools and then combined with other costs, and subsequently absorbed into inventory as each product passes through the manufacturing process and is sold to Intel Products or other customers. As a result, it is impracticable to determine the total depreciation expense included as a component of each Intel Products operating segment's operating income (loss).
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

Financial Statements	Notes to Financial Statements	10

Net revenue, cost of sales and operating expenses and operating income (loss) for each period were as follows:

	Three Months Ended
(In Millions)	Sep 26, 2026
	Intel Products
	CCPG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$8,097	$7,318	$15,415	$6,697	$692	$—	$(6,291)	$16,513
Cost of sales and operating expenses	5,812	4,279	10,091	8,550	513	1,058	(6,221)	13,991
Operating income (loss)	$2,285	$3,039	$5,324	$(1,853)	$179	$(1,058)	$(70)	$2,522

	Three Months Ended
(In Millions)	Sep 27, 2025
	Intel Products
	CCPG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$8,535	$4,117	$12,652	$4,235	$993	$—	$(4,227)	$13,653
Cost of sales and operating expenses	5,841	3,153	8,994	6,556	893	782	(4,255)	12,970
Operating income (loss)	$2,694	$964	$3,658	$(2,321)	$100	$(782)	$28	$683

	Nine Months Ended
(In Millions)	Sep 26, 2026
	Intel Products
	CCPG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$24,701	$18,632	$43,333	$17,883	$2,021	$—	$(17,019)	$46,218
Cost of sales and operating expenses	17,557	11,577	29,134	24,262	1,510	7,554	(17,424)	45,036
Operating income (loss)	$7,144	$7,055	$14,199	$(6,379)	$511	$(7,554)	$405	$1,182

	Nine Months Ended
(In Millions)	Sep 27, 2025
	Intel Products
	CCPG	DCAI	Total Intel Products	Intel Foundry	All Other	Corporate Unallocated	Intersegment Eliminations	Total Consolidated
Revenue	$24,035	$12,182	$36,217	$13,319	$2,989	$—	$(13,346)	$39,179
Cost of sales and operating expenses	16,927	10,010	26,937	21,128	2,717	4,797	(13,606)	41,973
Operating income (loss)	$7,108	$2,172	$9,280	$(7,809)	$272	$(4,797)	$260	$(2,794)
Corporate Unallocated Expenses
Corporate unallocated expenses include certain operating expenses not allocated to specific operating segments. The nature of these expenses may vary, but primarily consists of restructuring and other charges, share-based compensation and certain acquisition-related costs.

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Restructuring and other charges[1]	$54	$175	$4,294	$2,221
Share-based compensation	586	548	1,894	1,896
Acquisition-related costs	72	118	302	388
Other	346	(59)	1,064	292
Total corporate unallocated expenses	$1,058	$782	$7,554	$4,797
1    See "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information.

Financial Statements	Notes to Financial Statements	11

Note 3 :	Non-Controlling Interests

	Non-Controlling Ownership %
	Sep 26, 2026	Sep 27, 2025
Ireland SCIP	—%	49%
Arizona SCIP	49%	49%
Mobileye	24%	20%
IMS	32%	32%

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS	Total
Non-controlling interests as of Dec 27, 2025	$112	$9,106	$2,748	$113	$12,079
Partner contributions	—	5,032	—	—	5,032
Partner distributions declared	(105)	(322)	—	—	(427)
Changes in equity of non-controlling interest holders	(142)	—	268	—	126
Net income (loss) attributable to non-controlling interests	135	556	(887)	28	(168)
Non-controlling interests as of Sep 26, 2026	$—	$14,372	$2,129	$141	$16,642

(In Millions)	Ireland SCIP	Arizona SCIP	Mobileye	IMS	Total
Non-controlling interests as of Dec 28, 2024	$61	$3,888	$1,672	$141	$5,762
Partner contributions	—	3,653	—	—	3,653
Partner distributions declared	(159)	—	—	—	(159)
Changes in equity of non-controlling interest holders	—	—	1,063	—	1,063
Net income (loss) attributable to non-controlling interests	167	(74)	(33)	(25)	35
Non-controlling interests as of Sep 27, 2025	$69	$7,467	$2,702	$116	$10,354
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
As of December 27, 2025, we had a non-designated derivative, based on liquidated damages provisions related to Fab 34 construction delays, recognized at $755 million within other accrued liabilities and other long-term liabilities. In the first quarter of 2026, our expectations regarding the achievement of certain construction milestones evolved favorably and, as a result, we recognized a benefit of $223 million within interest and other, net from a reduction in the fair value of the delay-related liquidated damages liability.
On April 8, 2026, we reacquired Apollo's 49% minority ownership interest in Ireland SCIP for aggregate cash consideration of $14.2 billion, inclusive of transaction costs. As of September 26, 2026, we continue to own 100% of Ireland SCIP and the related operating and other ancillary agreements between Ireland SCIP, ourselves and Apollo have been substantially terminated. As a result of this equity transaction, in the second quarter of 2026 we eliminated the $142 million non-controlling interest balance related to Ireland SCIP, extinguished the $532 million derivative liability associated with the delay-related liquidated damages provisions and recognized the residual consideration of $13.5 billion as a reduction to our capital in excess of par value. Refer to "Note 13: Derivative Financial Instruments" within Notes to Consolidated Condensed Financial Statements. Cash consideration paid to Apollo has been included within partner distributions in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 26, 2026.

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
The property, plant, and equipment assets owned by Arizona SCIP and included in our Consolidated Condensed Balance Sheets as of September 26, 2026, which are not available to us as they can be used only to settle obligations of the VIE, consisted of construction in progress assets of $5.9 billion ($5.6 billion as of December 27, 2025) and assets that have been placed into service of $14.7 billion ($12.2 billion as of December 27, 2025). The remaining assets and liabilities of Arizona SCIP were eliminated in our Consolidated Condensed Balance Sheets.
Mobileye
We consolidate our majority-owned subsidiary Mobileye pursuant to the voting interest model. In the first quarter of 2026, the non-cash impairment of goodwill related to our Mobileye reporting unit was attributed to Intel and to non-controlling interest holders based on our proportional ownership. See "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements.
In the third quarter of 2025, we converted 113.7 million of our Mobileye Class B shares into Class A shares. We subsequently sold 57.5 million of the Class A shares in a secondary offering, representing 7% of Mobileye's outstanding capital stock, for $16.50 per share and received net proceeds of $922 million. Concurrently, Mobileye repurchased from us 6.2 million of the Class A shares for $16.50. As of September 26, 2026, we continue to hold the remaining 50.0 million Mobileye Class A shares from the conversion, in addition to our remaining Mobileye Class B shares. As we continue to consolidate the results of Mobileye, the impact of the share repurchase was eliminated in our Consolidated Condensed Balance Sheets.

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

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Net income (loss)	$3,520	$4,270	$(11,609)	$359
Less: net income (loss) attributable to non-controlling interests	200	207	(168)	35
Net income (loss) attributable to Intel	$3,320	$4,063	$(11,441)	$324
Weighted average shares of common stock outstanding—basic	5,244	4,514	5,144	4,424
Dilutive effect of employee equity incentive plans and stock issuances	63	17	—	10
Weighted average shares of common stock outstanding—diluted	5,307	4,531	5,144	4,434
Earnings (loss) per share attributable to Intel—basic	$0.63	$0.90	$(2.22)	$0.07
Earnings (loss) per share attributable to Intel—diluted[1]	$0.60	$0.90	$(2.22)	$0.07
1    For the three months ended September 26, 2026 and three and nine months ended September 27, 2025, earnings per share attributable to Intel-diluted has been calculated by adjusting net income attributable to Intel for the gain of $120 million and loss of $2 million, respectively, related to the mark-to-market of that portion of the derivative liability that is attributable to 5 million and 342 thousand, respectively, contingent Escrowed Shares that were included in the weighted average shares of common stock outstanding-diluted during the period.
Potentially dilutive shares of common stock from employee equity incentive plans, the stock purchase plan, and other contractual share issuance arrangements are determined by applying the treasury stock method. These potential shares include outstanding stock options, outstanding RSUs, shares issuable under the stock purchase plan, and Escrowed Shares under Secure Enclave. The dilutive impact of Escrowed Shares is determined from the beginning of the period through the date the shares are released.
Due to our net loss in the nine months ended September 26, 2026, potentially dilutive shares of common stock from employee equity incentive plans, the stock purchase plan, and other contractual share issuance arrangements were anti-dilutive and excluded from the computation of diluted earnings (loss) per share attributable to Intel.

Financial Statements	Notes to Financial Statements	13

For the three and nine months ended September 26, 2026 and September 27, 2025, securities that would have been anti-dilutive were insignificant.
Sales of Common Stock
Common Stock Issuance
On August 12, 2026, we completed an underwritten public offering of approximately 211 million shares of our common stock at a price of $95.00 per share. In connection with this offering, the underwriters exercised their option to purchase an additional approximately 32 million shares of common stock at $95.00 per share, less underwriting discounts and commissions. As a result, we issued an aggregate of approximately 242 million shares of common stock in exchange for gross proceeds of $23.0 billion. We received net proceeds of $22.6 billion after deducting $383 million of underwriting discounts, commissions, and other offering expenses, which were recorded as a reduction to capital in excess of par value.
Private Placement Share Sale to SoftBank Group
On August 18, 2025, we entered into an agreement to issue and sell 87 million shares of our common stock to SoftBank Group at $23.00 per share, representing an aggregate cash purchase price of $2.0 billion. The issuance and sale of the shares were completed on September 26, 2025.
Escrowed Shares Issued to the U.S. Government
Per the terms of our previously-disclosed U.S. Government Agreement that we entered into with the DOC on August 22, 2025, upon receipt of cash proceeds for our performance under Secure Enclave, we released approximately 11 million and 24 million Escrowed Shares during the three and nine months ended September 26, 2026, respectively (684 thousand Escrowed Shares during the three and nine months ended September 27, 2025).
During the three and nine months ended September 26, 2026, we recognized a gain of $1.0 billion and a loss of $12.6 billion, respectively, related to the net change in fair value of both Escrowed Shares released and Escrowed Shares still held in escrow at September 26, 2026 (loss of $1.7 billion during the three and nine months ended September 27, 2025). The fair value of the Escrowed Shares derivative liability was $13.7 billion at September 26, 2026 and $2.7 billion at December 27, 2025, which we have recognized within other accrued liabilities and other long-term liabilities.
Of the 132 million Escrowed Shares not yet released as of September 26, 2026, 66 million are considered not contingently issuable based on the terms of the U.S. Government Agreement and, as such, have been included in our computation of basic earnings (loss) per share for the three and nine months ended September 26, 2026. The remaining 66 million Escrowed Shares not yet released are considered contingently issuable based on the DOC's disbursements under Secure Enclave and, therefore, are excluded from basic and diluted earnings (loss) per share until the contingencies are met. Of the 158 million Escrowed Shares that remained outstanding as of September 27, 2025, 79 million were considered not contingently issuable and 79 million were considered contingently issuable.
We also issued warrants to the DOC to purchase up to 241 million shares of our common stock at $20.00 per share (Warrants) that become exercisable if we cease to directly or indirectly own at least 51% of our foundry business. Potentially dilutive shares issuable under the Warrants have been excluded from all basic and diluted earnings (loss) per share calculations for the three and nine months ended September 26, 2026 as the Warrants are neither currently nor expected to become exercisable. If exercised, we can elect to settle the Warrants in net cash or net shares.
Private Placement Share Sale to NVIDIA
On September 15, 2025, we entered into an agreement to issue and sell 215 million shares of our common stock to NVIDIA at a price of $23.28 per share, representing an aggregate cash purchase price of $5.0 billion. The issuance and sale of the shares were completed the following quarter on December 26, 2025.

Note 5 :	Other Financial Statement Details
Restricted Cash
We have $552 million of restricted cash included in other long-term assets within the Consolidated Condensed Balance Sheets as of September 26, 2026 ($447 million as of December 27, 2025). The restricted cash serves as collateral for third-party arrangements we entered into and is considered legally restricted due to limitations on usage and withdrawal.
Accounts Receivable
We may sell certain of our accounts receivable on a non-recourse basis to third-party financial institutions. We record these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We did not sell any accounts receivable under non-recourse factoring arrangements during the first nine months of 2026 ($2.4 billion were sold during the first nine months of 2025).

Financial Statements	Notes to Financial Statements	14

Inventories

(In Millions)	Sep 26, 2026	Dec 27, 2025
Raw materials	$1,233	$993
Work in process	8,797	7,840
Finished goods	3,038	2,785
Total inventories	$13,068	$11,618
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
We also incurred $416 million of other non-cash asset impairment and accelerated depreciation charges in the second quarter of 2025 as a direct result of the 2025 Restructuring Plan. See "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements. These charges were included as a component of "corporate unallocated expenses" within the restructuring and other charges category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements.
Other Accrued Liabilities
Other accrued liabilities as of September 26, 2026 include deferred compensation of $3.1 billion ($3.2 billion as of December 27, 2025) and $8.6 billion related to the fair value of the Escrowed Shares derivative liability ($1.1 billion as of December 27, 2025). Refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements.
Other Long-term Liabilities
Other long-term liabilities as of September 26, 2026 include $1.2 billion related to customer deposits received to secure product supply in future periods and $5.1 billion related to the fair value of the Escrowed Shares derivative liability ($1.6 billion as of December 27, 2025). Refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements.
Interest and Other, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Interest income	$461	$228	$1,128	$682
Interest expense	(324)	(282)	(908)	(808)
Gain (loss) on mark-to-market of Escrowed Shares	1,005	(1,687)	(12,614)	(1,687)
Gain on divestiture of Altera	—	5,546	—	5,546
Other, net	(12)	(135)	210	(331)
Total interest and other, net	$1,130	$3,670	$(12,184)	$3,402
Interest expense is net of $264 million of interest capitalized in the third quarter of 2026 and $806 million in the first nine months of 2026 ($284 million in the third quarter of 2025 and $964 million in the first nine months of 2025).
Gain (loss) on mark-to-market of Escrowed Shares is related to changes in fair value of the derivative liability for the Escrowed Shares. Refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements.
Gain on divestiture of Altera is related to the sale of 51% of the business for which we recorded a pre-tax gain of $5.5 billion. Refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements.
Other, net in the first nine months of 2026 included income of $223 million resulting from the change in fair value of liquidated damages provisions related to our Ireland SCIP arrangement. Refer to "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements. In the first nine months of 2025, other, net included charges of $191 million ($97 million in the third quarter of 2025) related to the sale of our NAND memory business. Refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements.

Financial Statements	Notes to Financial Statements	15

Government Incentives
In the first nine months of 2026, incentives attributable to AMIC were $1.9 billion ($5.1 billion in the first nine months of 2025), which may be refunded to us in cash to the extent the credits exceed our outstanding income tax liabilities. Refer to "Note 7: Income Taxes" within Notes to Consolidated Condensed Financial Statements.

Note 6 :	Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Employee severance and benefit arrangements	$55	$146	$290	$1,754
Litigation charges and other	22	33	60	52
Asset impairment charges	(23)	(4)	3,944	415
Total restructuring and other charges	$54	$175	$4,294	$2,221
In the second quarter of 2025, we announced and commenced the 2025 Restructuring Plan, which was subsequently approved and committed to by our management. This initiative is intended to lower expenses, streamline our organizational structure and reduce management layers across functions while reallocating resources toward our core client and server businesses by reducing lower-priority programs and initiatives. Restructuring charges are primarily comprised of employee severance and benefit arrangements, non-cash asset impairment and accelerated depreciation charges resulting from exit activities, as well as impairment charges relating to real estate exits and consolidations. These charges were excluded from our operating segments' results and included as "corporate unallocated expenses" within the restructuring and other charges category presented in "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements. The total expected and cumulative cost of the 2025 Restructuring Plan as of September 26, 2026 was $2.2 billion. Any changes to our estimates or timing will be reflected in our results of operations in future periods. The substantial majority of actions pursuant to the 2025 Restructuring Plan were completed in 2025, with the remainder expected to be completed by the fourth quarter of 2026.
In the third quarter of 2024, the 2024 Restructuring Plan was announced and a series of cost and capital reduction initiatives were implemented. We have incurred total charges of approximately $3.2 billion under the 2024 Restructuring Plan, with the remainder expected to be completed in the fourth quarter of 2026.
Employee severance and benefit arrangements included charges of $55 million and $290 million during the three and nine months ended September 26, 2026, respectively, primarily resulting from charges related to the 2025 Restructuring Plan. Other charges incurred during the three and nine months ended September 26, 2026 related to the 2024 Restructuring Plan. During the three and nine months ended September 27, 2025, charges of $106 million and $1.5 billion, respectively, related to the 2025 Restructuring Plan, while the remaining charges primarily related to the 2024 Restructuring Plan.
Restructuring activities related to employee severance and benefit arrangements under the 2025 Restructuring Plan were as follows:

(In Millions)	2025 Restructuring Plan
Accrued balance as of December 27, 2025	$417
Accruals and adjustments	228
Cash payments	(463)
Accrued restructuring balance as of September 26, 2026	$182
The accrued restructuring balance as of September 26, 2026 and December 27, 2025 was recorded as a current liability within accrued compensation and benefits on the Consolidated Condensed Balance Sheets.
Asset impairment charges incurred in the first nine months of 2026 were related to non-cash goodwill impairment charges of $3.9 billion. See "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements. In the first nine months of 2025, we incurred non-cash asset impairment charges associated with the 2025 Restructuring Plan resulting from the exit of certain non-core lines of business and the consolidation and exit of certain real estate properties.

Financial Statements	Notes to Financial Statements	16

Note 7 :	Income Taxes

	Three Months Ended		Nine Months Ended
($ In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Income (loss) before taxes	$3,982	$4,574	$(10,783)	$1,219
Provision for (benefit from) taxes	$462	$304	$826	$860
Effective tax rate	11.6%	6.6%	(7.7)%	70.5%
In the three and nine months ended September 26, 2026 and September 27, 2025, our provision for income taxes was determined using our estimated annual effective tax rate applied to our year-to-date ordinary income (loss) before taxes, adjusted for discrete items. In all periods presented, we were not able to benefit from our current year domestic loss before taxes due to the domestic valuation allowance. Our provision for taxes increased in the three months ended September 26, 2026 compared to the three months ended September 27, 2025 primarily due to increased profitability in the U.S. Our provision for taxes decreased in the nine months ended September 26, 2026 compared to the nine months ended September 27, 2025 primarily due to increased share-based compensation deductions. Additionally, our Consolidated Condensed Balance Sheets as of September 26, 2026 and December 27, 2025 contain certain tax receivables of $7.4 billion and $7.6 billion, respectively, within other current assets, and $2.5 billion and $182 million, respectively, within other long-term assets, primarily associated with AMIC claims.

Financial Statements	Notes to Financial Statements	17

Note 8 :	Investments
Short-term Investments
Short-term investments include marketable debt investments in corporate debt, government debt, and financial institution instruments, and are recorded within cash and cash equivalents and short-term investments on the Consolidated Condensed Balance Sheets. Government debt includes instruments such as non-U.S. government bills and bonds and U.S. agency securities. Financial institution instruments include instruments issued or managed by financial institutions in various forms, such as fixed- and floating-rate bonds, money market fund deposits, and time deposits. As of September 26, 2026 and December 27, 2025, a substantial majority of time deposits were issued by institutions outside the U.S.
The fair value of our economically hedged marketable debt investments was $27.7 billion as of September 26, 2026 ($21.8 billion as of December 27, 2025). For economically hedged investments still held at the reporting date, we recorded net losses of $267 million in the third quarter of 2026 and net losses of $480 million in the first nine months of 2026 (net losses of $47 million in the third quarter of 2025 and net gains of $416 million in the first nine months of 2025).
Our remaining unhedged marketable debt investments are reported at fair value, with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The amortized cost basis of our unhedged investments was $11.9 billion as of September 26, 2026 ($10.6 billion as of December 27, 2025), which approximated the fair value at each date.
The fair value of marketable debt investments, by contractual maturity, as of September 26, 2026, was as follows:

(In Millions)	Fair Value
Due in 1 year or less	$21,454
Due in 1–2 years	2,519
Due in 2–5 years	11,950
Due after 5 years	1,835
Instruments not due at a single maturity date[1]	1,765
Total	$39,523
1    Instruments not due at a single maturity date are composed of money market fund deposits, which are classified as either short-term investments or cash and cash equivalents.
Equity Investments

(In Millions)	Sep 26, 2026	Dec 27, 2025
Marketable equity investments[1]	$311	$484
Non-marketable equity investments	8,487	8,028
Total	$8,798	$8,512
1    A significant portion of our marketable equity investments are subject to contractual or market-based restrictions, which limit the number of shares we may sell in a specified period of time, impacting our ability to liquidate these investments.
The components of gains (losses) on equity investments, net for each period were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Unrealized gains (losses) on marketable equity investments, net	$12	$116	$(204)	$(234)
Unrealized gains (losses) on non-marketable equity investments, net[1]	247	17	359	490
Impairment charges on non-marketable equity investments	(55)	(76)	(209)	(232)
Unrealized gains (losses) on equity investments, net	204	57	(54)	24
Realized gains (losses) on sales of equity investments, net	126	164	273	587
Gains (losses) on equity investments, net	$330	$221	$219	$611
1    Unrealized gains (losses) on non-marketable investments include observable price adjustments and our share of equity method investee gains (losses) and certain distributions.
During the three and nine months ended September 26, 2026, we recognized upward observable price adjustments for our non-marketable equity investments of $370 million and $531 million, respectively, within gains (losses) on equity investments, net. During the three months ended September 26, 2026, $351 million of the adjustments related to two investees, which was partially offset by equity method investment losses.

Financial Statements	Notes to Financial Statements	18

In the first nine months of 2025, we recognized upward observable price adjustments for our non-marketable equity investments of $486 million within gains (losses) on equity investments, net, of which $396 million related to a single investee.
Altera
In the third quarter of 2025, we closed the sale of Altera and retained a 49% interest in the business. Refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements. The carrying value of our non-marketable equity investment in Altera is classified within equity investments in the Consolidated Condensed Balance Sheets and was $3.1 billion as of September 26, 2026 ($3.2 billion as of December 27, 2025).
We provide semiconductor wafer manufacturing services to Altera, a related party, in accordance with a wafer manufacturing and sale agreement, for which we recognized revenue of $126 million in the third quarter of 2026 and $446 million in the first nine months of 2026. Additionally, and in connection with the divestiture, we have been and will be reimbursed for costs that we incur on behalf of Altera for certain corporate services delivered under a transition services agreement, which may include information technology, finance, supply chain, and other services provided on an interim basis. The majority of such corporate transition services ceased as of March 28, 2026.

Note 9 :	Acquisitions and Divestitures
Mobileye's Acquisition of Mentee Robotics
On February 3, 2026, Mobileye closed the acquisition of Mentee Robotics, an AI-first humanoid robotics company, for a purchase price of $637 million. Acquisition consideration consisted primarily of $596 million in cash, net of cash acquired, with the residual in Mobileye's Class A shares that are not contingent on continuing employment. The purchase price, net of cash acquired, was primarily allocated to identified intangible assets, net of $128 million and goodwill of $498 million. The goodwill arising from the acquisition is attributed to the synergies and other benefits that are expected to be generated from the combination of Mobileye and Mentee Robotics, and the acquisition-related intangible assets are related to developed technology. We expect the goodwill to be deductible for tax purposes. The operating results of Mentee Robotics, which were not significant for the three and nine months ended September 26, 2026, are included in Mobileye's financial results within our "All Other" category of non-reportable segments. Our accounting for the transaction is based on our preliminary valuations and estimates and may be subject to change if additional information becomes available during the measurement period.
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
As of September 26, 2026, the outstanding receivable from SLP was $478 million ($463 million as of December 27, 2025) recorded within other long-term assets for the present value of deferred consideration, which is not subject to any contingencies. As of September 26, 2026, $169 million and $46 million are recorded within other accrued liabilities and other long-term liabilities ($327 million and $97 million as of December 27, 2025), respectively, for amounts payable to SLP for separation and employee-related costs that have not yet been paid and that relate to the transaction.
We deconsolidated Altera from our Consolidated Condensed Balance Sheets at the September 12, 2025 transaction close date and account for our retained minority investment in Altera under the equity method of accounting.
We recognized a pre-tax gain of $5.5 billion within interest and other, net in the third quarter of 2025. Our pre-tax gain was calculated as follows:

(In Millions)
Proceeds from divestiture, net of cash sold and direct selling costs	$4,266
Deferred consideration	457
Fair value of retained interest in Altera	3,246
Less: net assets of Altera, net of cash sold	(1,962)
Less: separation and employee-related costs and other	(461)
Gain on divestiture of Altera	$5,546
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

Financial Statements	Notes to Financial Statements	19

NAND Memory Business
We sold our NAND memory technology and manufacturing business to SK hynix, which we deconsolidated upon closing the first phase of the transaction on December 29, 2021. On March 27, 2025, we closed the second phase of the transaction, collected the outstanding receivable and entered into a final release and settlement agreement with SK hynix primarily related to certain penalties and contingencies associated with the manufacturing and sale agreement between us and SK hynix. For the nine months ended September 27, 2025, we recognized net charges of $191 million within interest and other, net for the amounts incurred pursuant to this agreement and recorded net proceeds of $1.9 billion within cash and cash equivalents.
Agreement to Acquire Classiq Technologies Ltd.
In October 2026, we entered into a definitive agreement to acquire 100% of Classiq Technologies Ltd. for approximately $1.9 billion, subject to customary purchase price adjustments. The agreement also provides for up to $350 million of contingent consideration based on the achievement of specified performance milestones. The transaction is expected to close in the first half of 2027, subject to regulatory approvals and other customary closing conditions. We may elect to settle the purchase price in cash or shares of Intel common stock. We have not yet completed our assessment of the accounting for the transaction.

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
As of September 26, 2026, our Mobileye reporting unit had $4.3 billion in recorded goodwill ($8.2 billion as of December 27, 2025) and our estimated fair value exceeded the assigned carrying value by less than 10%. We continue to closely monitor the Mobileye reporting unit’s financial performance, business forecasts and market capitalization. Our quarterly qualitative impairment assessment for the third quarter of 2026 did not indicate that a more detailed quantitative analysis was necessary for the Mobileye reporting unit. Should our estimates change based on Mobileye's operating results, market conditions, long-term growth projections or other assumptions underlying our forecast, including changes in the discount rate, the Mobileye reporting unit may become subject to further impairment in future periods. For example, a 1% higher discount rate would have resulted in an additional goodwill impairment of approximately $682 million for the Mobileye reporting unit in the first quarter of 2026.

Financial Statements	Notes to Financial Statements	20

Note 11 :	Borrowings
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
In connection with our repurchase of the 49% minority ownership interest in Ireland SCIP, discussed within "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements, we executed and drew on a $6.5 billion 364-day senior unsecured term loan facility with an interest rate of 4.79% in the second quarter of 2026. We repaid the term loan facility in full during the same period.
In the third quarter of 2026, we amended our three-year $3.0 billion credit facility maturing in January 2029 to increase total borrowing capacity to $4.8 billion and extend the maturity date to August 2029. We also amended our five-year $7.0 billion credit facility maturing in February 2029 to increase total borrowing capacity to $9.7 billion and extend the maturity date to August 2031. Neither of our revolving credit facilities had borrowings outstanding as of September 26, 2026 or December 27, 2025.
On October 1, 2026, total borrowing capacity under the amended credit facilities increased by $500 million, bringing the total to $15.0 billion, consisting of a $5.0 billion three-year credit facility and a $10.0 billion five-year credit facility.

Financial Statements	Notes to Financial Statements	21

Note 12 :	Fair Value
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	Sep 26, 2026				Dec 27, 2025
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Corporate debt	$—	$2,950	$—	$2,950	$—	$150	$—	$150
Financial institution instruments¹	1,681	2,684	—	4,365	7,292	1,800	—	9,092
Government debt²	—	49	—	49	—	—	—	—
Reverse repurchase agreements	—	13,967	—	13,967	—	4,262	—	4,262
Short-term investments:
Corporate debt	—	8,601	—	8,601	—	7,248	—	7,248
Financial institution instruments¹	84	5,838	—	5,922	183	3,991	—	4,174
Government debt²	4,523	13,113	—	17,636	5,296	6,433	—	11,729
Other current assets:
Derivative assets	231	683	—	914	431	608	—	1,039
Marketable equity investments	311	—	—	311	484	—	—	484
Other long-term assets:
Derivative assets	—	—	—	—	—	2	—	2
Total assets measured and recorded at fair value	$6,830	$47,885	$—	$54,715	$13,686	$24,494	$—	$38,180
Liabilities
Other accrued liabilities:
Derivative liabilities³	$13	$8,934	$172	$9,119	$6	$1,524	$304	$1,834
Other long-term liabilities:
Derivative liabilities³	—	5,576	—	5,576	—	1,714	576	2,290
Total liabilities measured and recorded at fair value	$13	$14,510	$172	$14,695	$6	$3,238	$880	$4,124
1Level 1 investments consist of money market funds. Level 2 investments consist primarily of time deposits, notes, and bonds issued by financial institutions.
2Level 1 investments consist primarily of U.S. Treasury securities. Level 2 investments consist primarily of non-U.S. government debt.
3Level 1 derivative liabilities consist of equity contracts for our deferred compensation program. Level 2 derivative liabilities include a forward contract related to Escrowed Shares. Level 3 derivative liabilities as of December 27, 2025 include liquidated damages provisions related to our Ireland SCIP arrangement and the associated derivative liability, which were terminated in the second quarter of 2026.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments and certain non-financial assets—such as intangible assets, goodwill, and property, plant, and equipment—are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity investments during the period, we classify these assets as Level 3. Similarly, impairments recognized on our goodwill, intangible assets, and property, plant, and equipment are categorized as Level 3 within the fair value hierarchy as we utilize unobservable inputs such as prospective financial information, market segment growth rates, and discount rates in the fair value measurement process. The fair value used to measure the non-cash goodwill impairment charge of $3.9 billion related to our Mobileye reporting unit in the first quarter of 2026 represents a Level 3 fair value measurement within the fair value hierarchy. See "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements.
Our non-recurring fair value measurements include the valuation of our non-marketable equity investment in Altera which, as of the transaction close date of September 12, 2025, was classified as Level 3. See "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements for further information.

Financial Statements	Notes to Financial Statements	22

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity investments that have not been remeasured or impaired in the current period, issued debt, and our outstanding receivable from SLP of $478 million, which was measured and recorded using Level 2 inputs, as of September 26, 2026 ($463 million as of December 27, 2025).
We classify the fair value of issued debt (excluding any commercial paper) as Level 2. The fair value of these instruments was $43.4 billion as of September 26, 2026 ($41.8 billion as of December 27, 2025).

Note 13 :	Derivative Financial Instruments
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows:

(In Millions)	Sep 26, 2026	Dec 27, 2025
Foreign currency contracts	$30,950	$22,740
Interest rate contracts	26,582	21,796
Equity contracts[1]	2,556	2,689
Total	$60,088	$47,225
1    Relates to our deferred compensation program.
The total notional amount of outstanding pay-variable, receive-fixed interest rate contracts designated as fair value hedges was $14.7 billion as of September 26, 2026 and $9.7 billion as of December 27, 2025.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

	Sep 26, 2026		Dec 27, 2025
(In Millions)	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Derivatives designated as hedging instruments:
Foreign currency contracts	$52	$119	$173	$49
Interest rate contracts	—	690	—	266
Total derivatives designated as hedging instruments	52	809	173	315
Derivatives not designated as hedging instruments:
Foreign currency contracts	287	145	351	278
Interest rate contracts	344	23	86	116
Equity contracts[3]	231	13	431	6
Escrowed Shares	—	13,705	—	2,654
Ireland SCIP arrangement	—	—	—	755
Total derivatives not designated as hedging instruments	862	13,886	868	3,809
Total derivatives	914	14,695	1,041	4,124
Netted cash and non-cash collateral received or pledged	(826)	(943)	(907)	(571)
Net derivatives	$88	$13,752	$134	$3,553
1Derivative assets are recorded as other assets, current and long-term.
2Derivative liabilities are recorded as other liabilities, current and long-term.
3Relates to our deferred compensation program.
Gross derivative assets and liabilities subject to master netting agreements were $826 million and $964 million, respectively, as of September 26, 2026 and $937 million and $654 million, respectively, as of December 27, 2025. Gross amounts recognized for reverse repurchase agreements are fully offset by cash collateral pledged.
Derivatives in Cash Flow Hedging Relationships
The before-tax net gains or losses attributed to the effective portion of cash flow hedges recognized in other comprehensive income (loss) were $42 million net losses in the third quarter of 2026 and $109 million net losses in the first nine months of 2026 ($7 million net losses in the third quarter of 2025 and $706 million net gains in the first nine months of 2025).

Financial Statements	Notes to Financial Statements	23

Derivatives in Fair Value Hedging Relationships
The effects of derivative instruments designated as fair value hedges, recognized in interest and other, net for each period were as follows:

	Gains (Losses) on Derivatives Recognized in Consolidated Condensed Statements of Operations
	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Interest rate contracts	$(408)	$36	$(424)	$283
Hedged items	408	(36)	424	(283)
Total	$—	$—	$—	$—
The amounts recorded on the Consolidated Condensed Balance Sheets related to cumulative basis adjustments for fair value hedges for each period were as follows:

Line Item in the Consolidated Condensed Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Item Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
(In Millions)	Sep 26, 2026	Dec 27, 2025	Sep 26, 2026	Dec 27, 2025
Short-term debt	$(985)	$(993)	$15	$7
Long-term debt	(13,072)	(8,488)	675	259
Total	$(14,057)	$(9,481)	$690	$266
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Operations for each period were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Foreign currency contracts	Interest and other, net	$48	$108	$362	$4
Interest rate contracts	Interest and other, net	214	23	350	(62)
Escrowed Shares	Interest and other, net	1,005	(1,687)	(12,614)	(1,687)
Other	Various	61	167	357	209
Total		$1,328	$(1,389)	$(11,545)	$(1,536)

Note 14 :	Commitments and Contingencies
Commitments
Commitments primarily include payments due under various types of licenses and supply agreements to purchase goods or services. Contractual obligations for purchases of goods or services relate to agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Other purchase obligations reflect the non-cancelable portion or the minimum cancellation fee under the agreement.
In the third quarter of 2026, we signed supply agreements for capital expenditures and the purchase of other goods and services. Commitments for capital expenditures and other purchase obligations totaled $19.6 billion and $9.8 billion, respectively, as of September 26, 2026 ($12.8 billion and $6.7 billion as of December 27, 2025). The substantial majority of commitments for capital expenditures are due within the next 12 months, whereas the majority of commitments for other purchase obligations are due beyond 12 months.

Financial Statements	Notes to Financial Statements	24

Subsequent to the third quarter of 2026, we entered into two agreements to secure future substrate supply, under which our total funding requirements are currently estimated to be approximately $5.3 billion to $6.1 billion. Certain terms of these agreements have not yet been finalized. We estimate that approximately $3.3 billion of the associated commitments will be paid by the end of 2027.
Legal Proceedings
We are regularly party to various ongoing claims, litigation, and other proceedings, including those noted in this section. As of September 26, 2026, we have accrued liabilities of $1.0 billion related to litigation involving VLSI and $312 million, including revaluation effects and accrued interest, related to an EC-imposed fine, both as described below. Excluding the VLSI claims described below, management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends; however, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings, excessive verdicts, or other events could occur. Unfavorable resolutions could include substantial monetary damages, fines, or penalties. Certain of these outstanding matters include speculative, substantial, or indeterminate monetary awards. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. Unless specifically described below, we have not concluded that settlement of any of the legal proceedings noted in this section is appropriate at this time.
European Commission Competition Matter
In 2009, the EC found that we had used unfair business practices to persuade customers to buy microprocessors in violation of Article 82 of the EC Treaty (later renumbered Article 102) and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 by offering alleged "conditional rebates and payments" that required customers to purchase all or most of their x86 microprocessors from us and by making alleged "payments to prevent sales of specific rival products." The EC ordered us to end the alleged infringement referred to in its decision and imposed a €1.1 billion fine, which we paid in the third quarter of 2009.
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
In September 2023, the EC imposed a €376 million ($401 million) fine against us based on its 2009 finding that we made payments to prevent sales of specific rival products. We appealed the EC's decision, and in December 2025 the General Court reduced the fine to €237 million ($277 million). In February 2026, we appealed the General Court’s decision to the Court of Justice. We have accrued a charge of $312 million as of September 26, 2026, which includes foreign currency revaluation effects and accrued interest, and are unable to make a reasonable estimate of the potential loss or range of losses in excess of this amount given the procedural posture and the nature of these proceedings.
Litigation Related to Security Vulnerabilities
In June 2017, a Google research team notified Intel and other companies that it had identified security vulnerabilities, the first variants of which are now commonly referred to as "Spectre" and "Meltdown," that affect many types of microprocessors, including our products. As is standard when findings like these are presented, we worked together with other companies in the industry to verify the research and develop and validate software and firmware updates for impacted technologies. In January 2018, information on the security vulnerabilities was publicly reported, before software and firmware updates to address the vulnerabilities were made widely available.

Financial Statements	Notes to Financial Statements	25

Consumer class action lawsuits are pending against us in the U.S. and Canada. The plaintiffs, who purport to represent various classes of purchasers of our products, generally claim to have been harmed by our actions and/or omissions in connection with Spectre, Meltdown, and other variants of this class of security vulnerabilities that have been identified since 2018, and assert a variety of common law and statutory claims seeking monetary damages and equitable relief. In the U.S., class action suits filed in various jurisdictions between 2018 and 2021 were consolidated for all pretrial proceedings in the U.S. District Court for the District of Oregon, which entered final judgment in favor of Intel in July 2022 based on plaintiffs' failure to plead a viable claim. The Ninth Circuit Court of Appeals affirmed the district court's judgment in November 2023, ending the litigation. In November 2023, new plaintiffs filed a consumer class action complaint in the U.S. District Court for the Northern District of California with respect to a further vulnerability variant disclosed in August 2023 and commonly referred to as "Downfall." In September 2026, the court entered final judgment in our favor based on plaintiffs' failure to plead a viable claim. Plaintiffs have appealed the judgment to the Ninth Circuit. In Canada, an initial status conference has not yet been scheduled in one case relating to Spectre and Meltdown pending in the Superior Court of Justice of Ontario, and a stay of a second case pending in the Superior Court of Justice of Quebec is in effect. Additional lawsuits and claims may be asserted seeking monetary damages or other related relief. Given the procedural posture and the nature of these cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
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

Financial Statements	Notes to Financial Statements	26

▪The first Texas case went to trial in February 2021, and the jury awarded VLSI $1.5 billion for literal infringement of one patent and $675 million for infringement of another patent under the doctrine of equivalents. In April 2022, the court entered final judgment, awarding VLSI $2.2 billion in damages and approximately $162 million in pre-judgment and post-judgment interest. We appealed the judgment to the Federal Circuit Court of Appeals, including the court's rejection of Intel's claim to have a license from Fortress Investment Group's acquisition of Finjan. The Federal Circuit Court heard oral argument in October 2023. In December 2023, the Federal Circuit reversed the finding of infringement as to the patent for which VLSI was awarded $675 million. The Federal Circuit affirmed the finding of infringement as to the patent for which VLSI had been awarded $1.5 billion, but vacated the damages award and sent the case back to the trial court for further damages proceedings on that patent. The Federal Circuit also ruled that Intel can advance the defense that it is licensed to VLSI's patents. In December 2021 and January 2022, the Patent Trial and Appeal Board (PTAB) instituted Inter Partes Reviews (IPR) on the claims found to have been infringed in the first Texas case, and in May and June 2023 found all of those claims unpatentable; VLSI has appealed the PTAB's decisions. In April 2024, Intel moved to add the defense that it is licensed to VLSI's patents. The motion remains pending.
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
In May 2019, VLSI filed a case in Shanghai Intellectual Property Court against Intel (China) Co., Ltd., Intel Trading (Shanghai) Co., Ltd., and Intel Products (Chengdu) Co., Ltd. asserting one patent against certain Intel Core processors. The Shanghai court held trial hearings in December 2020 and in May 2022, where VLSI requested expenses (RMB 300 thousand) and an injunction. In October 2023, the Shanghai court issued a decision finding no infringement and dismissing all claims. In November 2023, VLSI appealed the finding of non-infringement to the Supreme People's Court. The Supreme People's Court held an evidentiary hearing in October 2024, and a trial in November 2024. In August 2026, the Supreme People's Court affirmed the finding of non-infringement in our favor.
In parallel in December 2022, we had filed a petition to invalidate the patent at issue in the Shanghai proceeding. In February 2024, the patent was found not invalid, and Intel appealed the decision in May 2024. After the Beijing Intellectual Property Court upheld the validity of the patent in May 2025, we filed a further appeal to the Supreme People’s Court in June 2025. Our appeal of the validity decision before the Supreme People’s Court remains pending.
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
As of September 26, 2026, we have accrued a charge of approximately $1.0 billion related to the VLSI litigation. We are unable to make a reasonable estimate of losses in excess of recorded amounts.

Financial Statements	Notes to Financial Statements	27

EireOg Innovations v. IBM et al.
Since April 2024, EireOg Innovations Ltd. has filed eight separate complaints in the Eastern and Western Districts of Texas against Intel customers alleging that various products with Intel CPUs infringe numerous patents. EireOg seeks compensatory damages, future royalties, attorneys’ fees, costs, and interest. Intel is indemnifying Amazon Web Services (AWS), Cisco, Dell, HPE, IBM, Lenovo, and Oracle in connection with Intel CPUs accused of infringing three patents. Across the cases, EireOg alleges past and future damages in excess of $2.0 billion. The EireOg case against Cisco went to trial in April 2026. The jury returned a verdict finding no infringement by Cisco and finding the factual predicate for concluding that Intel is licensed to the asserted patent. The courts then stayed the remaining cases pending resolution of post-trial proceedings and any appeal in the Cisco case. Given the procedural posture and the nature of these cases, including that some pending proceedings are in the early stages, that alleged damages have not been specified in all cases, and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.
Media Content Protection v. Intel
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

Financial Statements	Notes to Financial Statements	28

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

Exchange Act	Securities Exchange Act of 1934
Fab	Semiconductor manufacturing / wafer-fabrication facility
FPGA	Field-programmable gate array
FSB	Federal Security Service of the Russian Federation
HPC	High-performance computing
IMS	IMS Nanofabrication GmbH, a business that develops and produces electron-beam systems for the semiconductor industry
Intel	Intel Corporation
IP	Intellectual property
IPU	Infrastructure processing unit, a programmable networking device designed to enable cloud and communication service providers to reduce overhead and free up performance for CPUs
MD&A	Management's Discussion and Analysis
Mentee Robotics	Mentee Robotics Ltd.
MG&A	Marketing, general, and administrative
Mobileye	Mobileye Global Inc.
NAND	NAND flash memory

Financial Statements	Notes to Financial Statements	29

NIC	Network interface controller
OFAC	Office of Foreign Assets Control
PC	Personal computer
R&D	Research and development
RSU	Restricted stock unit
SCIP	Semiconductor Co-Investment Program
SEC	U.S. Securities and Exchange Commission
Secure Enclave	Secure Enclave program under the CHIPS Act
Semiconductor Process Technology	Processes and technologies applied in the production of semiconductor logic chips
SK hynix	SK hynix Inc.
SLP	Silver Lake Partners
SoC	System on a chip, which integrates most of the components of a computer or other electronic system into a single silicon chip. We offer a range of SoC products across many market segments for a variety of applications
U.S.	United States
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable interest entity

Financial Statements	Notes to Financial Statements	30

Management's Discussion and Analysis

Overview
This report should be read in conjunction with our 2025 Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, methods and assumptions used in our estimates, among other important information.
Significant Events and Trends Impacting Results
The following discussion highlights significant events, key developments and trends that we believe meaningfully impacted our consolidated financial results and financial position during Q3 2026 or that we believe may continue to influence our future operating results and financial position, as well as specific matters that occurred in 2025 that impact the comparability of our results.
Common Stock Issuance
On August 12, 2026, we issued approximately 242 million shares of our common stock through a public offering. We intend to use the net proceeds of $22.6 billion for general corporate purposes, including capital expenditures and working capital. Refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within the Notes to Consolidated Condensed Financial Statements for additional information.
Future Node Development and Manufacturing Expansion Projects
At the start of 2026, we released our first products manufactured on Intel 18A, our most advanced leading-edge semiconductor manufacturing technology, or node, in high volume production. We continue to develop its derivative node, Intel 18A-P, designed for future Intel products and external Intel Foundry customers, and entered into risk production of products on such node in June 2026. We are focused and have made substantial progress in recent periods on the continued development of Intel 14A, the next generation node beyond Intel 18A and Intel 18A-P. During Q2 2026, we committed to completing development of Intel 14A, with a number of future Intel products designed to utilize the node and manufacturing expansion projects underway for production of products on the node. Since then, we have continued to make progress towards meeting performance and design milestones for potential significant customers to evaluate Intel 14A for their future products. We have also accelerated various manufacturing expansion projects, though the scale and pace of our manufacturing expansion projects will ultimately be dictated by the amount of committed demand for Intel 14A that we are able to obtain from our Intel products roadmap and design wins with potential significant external customers.
The design, development and manufacturing of leading-edge nodes is risky and capital-intensive, and it takes years for capital investments to yield a return. We remain committed to maintaining a disciplined approach of investing capital in future node development and new or upgraded manufacturing facilities only where we have a clear line of sight to an acceptable return on that capital.
Market Trends
In Q3 2026 and YTD 2026, demand for our data center products remained strong amid continued investments in AI infrastructure. We expect strong demand to continue into Q4 2026 and beyond. In the client market, demand for our products declined in Q3 2026 as compared to the first half of 2026 due to industry-wide impacts from higher component prices, particularly memory, constrained IT budgets and tighter inventory management. We expect these trends to worsen in Q4 2026 and persist in 2027.
Industry Supply Constraints
In Q3 2026 and YTD 2026, our results of operations were impacted by industry-wide supply constraints of substrates, memory and other critical components. Among other things, these constraints impacted our availability of product to meet demand, particularly for our data center CPUs that rely upon substrates for the advanced packaging utilized in their manufacture. Other parts of the market, especially those that are more price-sensitive such as the client markets, have seen demand impacted adversely by high memory prices as a result of memory supply constraints. During Q3 2026, customer demand for certain client products eased as compared to the first half of the year, while demand for certain data center products continued to exceed available supply. We expect the industry-wide shortages of substrates, memory and other critical components to persist into next year, which may limit our ability to fully meet demand in some areas and adversely impact demand in other areas. We continue to take actions to mitigate these constraints where possible, including by adding capacity in our manufacturing facilities and securing supplies through long-term agreements, though our ability to mitigate the impact of other constraints, such as those with respect to memory, is very limited.

MD&A	31

Israel Fab Business Disruption
In mid-October 2026, an accident at our manufacturing facility in Kiryat Gat, Israel resulted in employee casualties and injuries and halted manufacturing operations at the facility. Operations have remained suspended for approximately two weeks and are expected to resume by the end of October 2026. We expect to incur charges associated with scrapped inventory, facility remediation and cleanup activities and excess capacity charges resulting from the under-absorption of overhead costs in Q4 2026. In addition, we expect the reduced production volumes and operating inefficiencies during the stoppage and restoration period to adversely affect manufacturing costs, gross profit and operating results in Q4 2026 and through the first half of 2027. Our assessment and remediation efforts are ongoing and we are currently unable to reasonably estimate the financial impact from the incident or the amount of insurance recoveries we may receive. The ultimate financial impact of the incident will depend on the duration of operational disruptions, the extent of property damage, the timing and cost of remediation efforts, insurance recoveries, and our ability to mitigate production shortfalls through our global manufacturing network. We maintain insurance coverage applicable to certain losses arising from the incident and are evaluating potential recoveries under the policy. The amount and timing of any insurance recoveries remain subject to the terms of the applicable policy, including deductibles, coverage limits and claims resolution processes.
Escrowed Shares Issued to the U.S. Government
In Q3 2026, in connection with our agreements with the U.S. government and shares of our common stock held in escrow for the benefit of the U.S. government under such agreements, we recognized a $1.0 billion gain related to the net change in the fair value of shares of our common stock released from escrow during the quarter and remaining in escrow at the end of Q3 2026, driven by a decrease in our stock price during the quarter. In YTD 2026, we recognized a loss of $12.6 billion related to the net change in the fair value of escrowed shares driven by the increase of our stock price on a year-to-date basis. The fair value of the related derivative liability was $13.7 billion at the end of Q3 2026, which we recognized within other accrued liabilities and other long-term liabilities (refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements for further information). We expect to recognize further such gains or losses in future periods based on future decreases or increases of our stock price, as the case may be.
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
Altera Divestiture
The comparability of our Consolidated Condensed Financial Statements for Q3 2026 and YTD 2026 relative to Q3 2025 and YTD 2025, as discussed within this MD&A, was impacted by the deconsolidation of Altera. Altera, a business offering programmable semiconductors, primarily FPGAs, and related products for a broad range of applications that was previously a wholly owned subsidiary, was deconsolidated from our Consolidated Condensed Financial Statements effective September 12, 2025, following the closing of the sale of 51% of Altera's issued and outstanding common stock. Altera's financial results of operations were included in our Consolidated Condensed Financial Statements through September 11, 2025. Revenue from Altera as a customer was $126 million in Q3 2026 and $446 million in YTD 2026, compared to $367 million and $1.1 billion of revenue, respectively, contributed by Altera in our consolidated financial results in Q3 2025 and YTD 2025. Refer to "Note 8: Investments" and "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements for additional information.

MD&A	32

Operating Segments Trends and Results

Intel Products
Intel Products consists substantially of the design, development, marketing, sale, support and servicing of CPUs and related semiconductor products for third-party customers. Intel Products is comprised of two operating segments: Client Computing and Physical AI Group, or CCPG, and Data Center and Artificial Intelligence, or DCAI. CCPG (formerly the Client Computing Group, or CCG) delivers platforms and processors that power PCs and edge devices, enabling enhanced performance, connectivity and user experiences for consumer and commercial markets, with capabilities that also support retail, industrial robotics and AI ecosystems at the edge. DCAI delivers workload-optimized solutions based upon our x86 architecture for data centers, including CPUs, AI accelerators, NICs, IPUs and purpose-built silicon, enabling performance and scalability for cloud, enterprise, telecommunication and HPC environments. The manufacturing of our Intel Products offerings is performed by Intel Foundry and, to a lesser extent, by certain third-party manufacturers.
Intel Products Financial Performance1

	Three Months Ended			Nine Months Ended
	Sep 26, 2026			Sep 26, 2026
($ In Millions)	CCPG	DCAI	Total	CCPG	DCAI	Total
Revenue	$8,097	$7,318	$15,415	$24,701	$18,632	$43,333
Cost of sales and operating expenses	5,812	4,279	10,091	17,557	11,577	29,134
Operating income	$2,285	$3,039	$5,324	$7,144	$7,055	$14,199
Operating margin %	28%	42%	35%	29%	38%	33%

	Three Months Ended			Nine Months Ended
	Sep 27, 2025			Sep 27, 2025
($ In Millions)	CCPG	DCAI	Total	CCPG	DCAI	Total
Revenue	$8,535	$4,117	$12,652	$24,035	$12,182	$36,217
Cost of sales and operating expenses	5,841	3,153	8,994	16,927	10,010	26,937
Operating income	$2,694	$964	$3,658	$7,108	$2,172	$9,280
Operating margin %	32%	23%	29%	30%	18%	26%
1    Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Operating Segment Revenue Summary
Q3 2026 vs. Q3 2025
Total Intel Products revenue was $15.4 billion in Q3 2026, up $2.8 billion from Q3 2025.
▪CCPG revenue decreased $438 million from Q3 2025. Client revenue (collectively notebook and desktop) was $6.9 billion in Q3 2026, down $424 million from Q3 2025, driven by a 14% decrease in volume due to lower demand and a competitive market environment. The decrease in client revenue was partially offset by a 9% increase in ASPs, primarily resulting from pricing actions, in part to offset higher input costs, as well as a higher mix of premium products sold in Q3 2026. Other CCPG revenue was $1.2 billion in Q3 2026, down $14 million from Q3 2025.
▪DCAI revenue increased $3.2 billion from Q3 2025, driven by higher server revenue, which increased $2.5 billion in Q3 2026 due to ASP increases of 54%. The majority of the increase in server ASPs resulted from a higher mix of premium products sold in Q3 2026, with demand-based pricing actions contributing to a lesser extent, in part to offset higher input costs. Server volume increased 10% compared to Q3 2025, driven by higher hyperscaler demand. Industry-wide supply constraints impacted our ability to fully meet demand for certain products in Q3 2026, a trend which we expect will extend into next year. Other DCAI revenue was $1.4 billion in Q3 2026, up $743 million from Q3 2025, driven by higher demand for purpose-built silicon.

MD&A	33

YTD 2026 vs. YTD 2025
Total Intel Products revenue was $43.3 billion in YTD 2026, up $7.1 billion from YTD 2025.
▪CCPG revenue increased $666 million from YTD 2025. Client revenue (collectively notebook and desktop) was $21.3 billion in YTD 2026, up $763 million from YTD 2025, driven by a 17% increase in ASPs. The majority of the increase in ASPs resulted from a higher mix of premium products sold in YTD 2026, with pricing actions contributing to a lesser extent, in part to offset higher input costs. This increase in client revenue was partially offset by a 12% decrease in volume compared to YTD 2025. Market demand exceeded our available product supply during the first half of 2026 due to industry-wide supply constraints. In comparison, during Q3 2026 demand for client products eased, reducing the impact of these constraints. Other CCPG revenue was $3.4 billion in YTD 2026, down $97 million from YTD 2025.
▪DCAI revenue increased $6.5 billion from YTD 2025, driven by higher server revenue, which increased $5.2 billion in YTD 2026 due to a 44% increase in ASPs. The majority of the increase in server ASPs resulted from a higher mix of premium products sold in YTD 2026, with demand-based pricing actions contributing to a lesser extent, in part to offset higher input costs. Server volume increased 4% compared to YTD 2025, driven by higher hyperscaler demand. Market demand exceeded our available product supply during YTD 2026 due to industry-wide supply constraints, which impacted our ability to fully meet demand. Though we continue to add capacity in our factories to increase supply and mitigate these constraints, we expect industry-wide supply constraints to persist into next year. Other DCAI revenue was $3.3 billion in YTD 2026, up $1.3 billion from YTD 2025, driven by higher demand for purpose-built silicon.
Segment Operating Income Summary
Q3 2026 vs. Q3 2025
Total Intel Products operating income was $5.3 billion in Q3 2026, up $1.7 billion from Q3 2025.
▪CCPG operating income decreased $409 million from Q3 2025, driven by $763 million of higher period charges primarily resulting from higher inventory-related charges recognized in Q3 2026 as we aligned product mix with customer demand. The decrease in operating income was partially offset by $228 million of lower operating expenses primarily resulting from the effects of various cost-reduction measures.
▪DCAI operating income increased $2.1 billion from Q3 2025, driven by $2.2 billion of higher product profit in Q3 2026 resulting from higher server revenue, partially offset by higher server unit costs due to the increased mix of premium products sold in Q3 2026.
YTD 2026 vs. YTD 2025
Total Intel Products operating income was $14.2 billion in YTD 2026, up $4.9 billion from YTD 2025.
▪CCPG operating income increased $36 million from YTD 2025, driven by $800 million of higher product profit in YTD 2026 resulting from higher client revenue, partially offset by higher client unit costs due to the increased mix of premium products sold in YTD 2026. Operating income also benefited from $735 million of lower operating expenses resulting from the effects of various cost-reduction measures. These benefits were partially offset by $1.5 billion of higher period charges, primarily inventory-related charges recognized in YTD 2026 as we aligned product mix with customer demand.
▪DCAI operating income increased $4.9 billion from YTD 2025, driven by $4.5 billion of higher product profit in YTD 2026 resulting from higher server revenue in YTD 2026, partially offset by higher server unit costs due to the increased mix of premium products sold in YTD 2026. Operating income also benefited from $403 million of lower period charges in YTD 2026 primarily resulting from the absence of the Gaudi AI accelerator inventory-related charges incurred in YTD 2025.
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

MD&A	34

Intel Foundry Financial Performance1

	Three Months Ended		Nine Months Ended
($ In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Revenue	$6,697	$4,235	$17,883	$13,319
Cost of sales and operating expenses	8,550	6,556	24,262	21,128
Operating loss	$(1,853)	$(2,321)	$(6,379)	$(7,809)
Operating loss %	(28)%	(55)%	(36)%	(59)%
1    Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Operating Segment Revenue Summary
Q3 2026 vs. Q3 2025
Revenue was $6.7 billion in Q3 2026, up $2.5 billion from Q3 2025. Intersegment revenue was $6.3 billion in Q3 2026, up $2.1 billion from Q3 2025, driven by higher wafer volumes from Intel 18A, Intel 3 and Intel 4 process nodes, which carry higher ASPs relative to predecessor process nodes and higher intersegment back-end services revenue. External revenue was $411 million in Q3 2026, up $379 million from Q3 2025, primarily due to revenue recognized under a non-recurring foundry contract.
YTD 2026 vs. YTD 2025
Revenue was $17.9 billion in YTD 2026, up $4.6 billion from YTD 2025. Intersegment revenue was $17.0 billion in YTD 2026, up $3.8 billion from YTD 2025, driven by higher wafer volumes from Intel 18A, Intel 3 and Intel 4 process nodes, which carry higher ASPs relative to predecessor process nodes and higher intersegment back-end services revenue. External revenue was $878 million in YTD 2026, up $793 million from YTD 2025, primarily due to Altera's transition to an external customer following our Q3 2025 deconsolidation of the business.
Segment Operating Loss Summary
Q3 2026 vs. Q3 2025
Operating loss was $1.9 billion in Q3 2026 compared to an operating loss of $2.3 billion in Q3 2025, driven by $793 million of lower period charges in Q3 2026, including lower costs associated with our Intel 3 and Intel 4 process nodes and the sell-through of inventory with lower of cost or net realizable value intersegment reserves during the early ramp of our Intel 18A process node. These benefits were partially offset by $219 million of higher operating expenses primarily related to investments in our process technology.
YTD 2026 vs. YTD 2025
Operating loss was $6.4 billion in YTD 2026 compared to an operating loss of $7.8 billion in YTD 2025, driven by $2.6 billion of lower period charges primarily resulting from lower costs associated with our Intel 3, Intel 4 and Intel 7 process nodes. The lower period charges also reflect the absence of $797 million of non-cash asset impairment and accelerated depreciation charges we recognized in Q2 2025 related to certain manufacturing assets that were determined at such time to have no remaining operational use, as well as $601 million of lower inventory charges driven by the intersegment sell-through of inventory with lower of cost or net realizable value intersegment reserves during the early ramp of our Intel 18A process node. These benefits were partially offset by $936 million of lower product profit in YTD 2026 primarily resulting from an increased mix of higher-cost wafers manufactured on our Intel 18A process node and by $231 million of higher operating expenses primarily related to investments in our process technology.

MD&A	35

All Other
Our "All Other" category includes the results of operations from non-reportable segments, including our Mobileye business, our IMS business, start-up businesses that support our initiatives and historical results of operations from divested businesses, including Altera. Mobileye, a publicly traded company, is a global leader in driving assistance and self-driving solutions, with a product portfolio designed to encompass the entire stack required for assisted and autonomous driving, including compute platforms, computer vision and machine learning-based perception, mapping and localization, driving policy and active sensors. IMS specializes in developing and manufacturing multi-beam mask writing tools. Altera, a business offering programmable semiconductors, primarily FPGAs, and related products for a broad range of applications, was previously a wholly owned subsidiary but was deconsolidated from our Consolidated Condensed Financial Statements effective September 12, 2025, following the closing of our sale of 51% of Altera's issued and outstanding common stock. Altera's financial results of operations were included in our "All Other" category through September 11, 2025.
All Other Financial Performance1

	Three Months Ended		Nine Months Ended
($ In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Revenue	$692	$993	$2,021	$2,989
Cost of sales and operating expenses	513	893	1,510	2,717
Operating income	$179	$100	$511	$272
Operating margin %	26%	10%	25%	9%
1    Operating segment results include intersegment financial activity; refer to "Note 2: Operating Segments" within Notes to Consolidated Condensed Financial Statements for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Operating Segment Revenue Summary
Q3 2026 vs. Q3 2025
All Other revenue was $692 million, down $301 million from Q3 2025, primarily as a result of the Q3 2025 deconsolidation of Altera. Mobileye revenue was $493 million in Q3 2026, roughly flat with Q3 2025.
YTD 2026 vs. YTD 2025
All Other revenue was $2.0 billion, down $968 million from YTD 2025, primarily as a result of the Q3 2025 deconsolidation of Altera. This decrease was partially offset by higher Mobileye revenue in YTD 2026, which totaled $1.6 billion, up $109 million from YTD 2025, driven by higher demand for Mobileye EyeQ* products.
Segment Operating Income Summary
Q3 2026 vs. Q3 2025 and YTD 2026 vs. YTD 2025
All Other operating income was $179 million in Q3 2026, up $79 million from Q3 2025, and $511 million in YTD 2026, up $239 million from YTD 2025, driven by higher operating income from our other businesses in Q3 2026 and YTD 2026, partially offset by the absence of Altera operating margin in Q3 2026 and YTD 2026.

MD&A	36

Consolidated Condensed Results of Operations

	Three Months Ended				Nine Months Ended
	Sep 26, 2026		Sep 27, 2025		Sep 26, 2026		Sep 27, 2025
(In Millions, Except Per Share Amounts)	Amount	% of Net Revenue[1]	Amount	% of Net Revenue[1]	Amount	% of Net Revenue[1]	Amount	% of Net Revenue[1]
Net revenue	$16,513	100.0%	$13,653	100.0%	$46,218	100.0%	$39,179	100.0%
Cost of sales	9,417	57.0%	8,435	61.8%	27,266	59.0%	25,747	65.7%
Gross profit	7,096	43.0%	5,218	38.2%	18,952	41.0%	13,432	34.3%
Research and development	3,490	21.1%	3,231	23.7%	10,233	22.1%	10,555	26.9%
Marketing, general, and administrative	1,030	6.2%	1,129	8.3%	3,243	7.0%	3,450	8.8%
Restructuring and other charges	54	0.3%	175	1.3%	4,294	9.3%	2,221	5.7%
Operating income (loss)	2,522	15.3%	683	5.0%	1,182	2.6%	(2,794)	(7.1)%
Gains (losses) on equity investments, net	330	2.0%	221	1.6%	219	0.5%	611	1.6%
Interest and other, net	1,130	6.8%	3,670	26.9%	(12,184)	(26.4)%	3,402	8.7%
Income (loss) before taxes	3,982	24.1%	4,574	33.5%	(10,783)	(23.3)%	1,219	3.1%
Provision for (benefit from) taxes	462	2.8%	304	2.2%	826	1.8%	860	2.2%
Net income (loss)	3,520	21.3%	4,270	31.3%	(11,609)	(25.1)%	359	0.9%
Less: net income (loss) attributable to non-controlling interests	200	1.2%	207	1.5%	(168)	(0.4)%	35	0.1%
Net income (loss) attributable to Intel	$3,320	20.1%	$4,063	29.8%	$(11,441)	(24.8)%	$324	0.8%
Earnings (loss) per share attributable to Intel—diluted[2]	$0.60		$0.90		$(2.22)		$0.07
1    Totals may not sum due to rounding.
2    For the three months ended September 26, 2026 and three and nine months ended September 27, 2025, earnings per share attributable to Intel-diluted has been calculated by adjusting net income attributable to Intel for the gain of $120 million and loss of $2 million, respectively, related to the mark-to-market of that portion of the derivative liability that is attributable to 5 million and 342 thousand, respectively, contingent Escrowed Shares that were included in the weighted average shares of common stock outstanding-diluted during the period.

MD&A	37

Consolidated Revenue

Consolidated Revenue Walk $B1
1    Excludes intersegment revenue; totals may not sum due to rounding.
Q3 2026 vs. Q3 2025
Our revenue was $16.5 billion in Q3 2026, up $2.9 billion from Q3 2025, driven by higher Intel Products revenue. Intel Products revenue increased 22% from Q3 2025, driven by higher DCAI revenue, partially offset by lower CCPG revenue. DCAI revenue increased 78% from Q3 2025, driven by a higher mix of premium products sold, with demand-based pricing actions contributing to a lesser extent, in part to offset higher input costs. CCPG revenue decreased 5% from Q3 2025 driven by lower client volume due to lower demand and a competitive market environment, partially offset by higher client ASPs. We expect strong demand for our data center products to continue in Q4 2026 and beyond, while trends impacting client demand are expected to worsen in Q4 2026 and persist into 2027. Intel Foundry revenue increased from Q3 2025, primarily due to revenue recognized under a non-recurring foundry contract. All Other revenue decreased from Q3 2025 due to Altera's transition to an external customer following the deconsolidation of Altera in Q3 2025.
In Q3 2026, as in YTD 2026, our revenue was impacted by industry-wide supply constraints with respect to substrates, memory and other critical components. Among other things, these constraints impacted our availability of product to meet demand, particularly for our data center CPUs that rely upon substrates for the advanced packaging utilized in their manufacture. Other parts of the market, especially those that are more price-sensitive such as the client markets, have seen demand impacted adversely by high memory prices as a result of memory supply constraints. During Q3 2026, customer demand for certain client products eased as compared to the first half of the year, while demand for certain data center products continued to exceed available supply. We expect the industry-wide shortages of substrates, memory and other critical components to persist into next year, which may limit our ability to fully meet demand in some areas and adversely impact demand in other areas. We continue to take actions to mitigate these constraints where possible, including adding capacity in our manufacturing facilities and securing supplies through long-term agreements, though our ability to mitigate the impact of some of the constraints, such as those with respect to memory, is very limited.
YTD 2026 vs. YTD 2025
Our revenue was $46.2 billion in YTD 2026, up $7.0 billion from YTD 2025, driven by higher Intel Products revenue. Intel Products revenue increased 20% from YTD 2025, driven by higher DCAI and CCPG revenue. DCAI revenue increased 53% from YTD 2025, and CCPG revenue increased 3% from YTD 2025. These increases were driven by a higher mix of premium products sold, with demand-based pricing actions contributing to a lesser extent, in part to offset higher input costs in YTD 2026. Intel Foundry revenue increased, and All Other revenue decreased, compared to YTD 2025, primarily due to Altera's transition to an external customer following the deconsolidation of Altera in Q3 2025.
In YTD 2026, our revenue was impacted by the industry-wide supply constraints discussed above under "Q3 2026 vs. Q3 2025."

MD&A	38

Consolidated Gross Profit
We derived a substantial majority of our consolidated gross profit in Q3 2026 and in YTD 2026 from our Intel Products business sales through our CCPG and DCAI operating segments.

Gross Profit $B1
(Percentages in chart indicate gross profit as a percentage of total revenue)
1 Amounts presented may not recalculate due to rounding.
Q3 2026 vs. Q3 2025
Our consolidated gross profit in Q3 2026 increased by $1.9 billion, or 36%, compared to Q3 2025, driven by $1.6 billion of higher product profit in Q3 2026, primarily resulting from higher revenue, partially offset by higher unit costs due to an increased mix of premium products sold in Q3 2026. Gross profit also benefited from $328 million of lower period charges as a result of lower costs associated with our Intel 3 and Intel 4 process nodes, partially offset by higher inventory-related charges recognized in Q3 2026 as we aligned client product mix with customer demand.
YTD 2026 vs. YTD 2025
Our consolidated gross profit in YTD 2026 increased by $5.5 billion, or 41%, compared to YTD 2025, driven by $2.9 billion of higher product profit in YTD 2026, primarily resulting from higher revenue, partially offset by higher unit costs due to an increased mix of premium products sold in YTD 2026. Gross profit also benefited from $2.6 billion of lower period charges including lower costs associated with our Intel 3, Intel 4 and Intel 7 process nodes, the absence in YTD 2026 of $797 million of non-cash asset impairment and accelerated depreciation charges we recognized in Q2 2025 related to certain manufacturing assets that were determined at such time to have no remaining operational use, and lower inventory-related charges driven by the sell-through of inventory with lower of cost or net realizable value reserves during the early ramp of our Intel 18A process node.

MD&A	39

Consolidated R&D and MG&A Expenses
Total R&D and MG&A expenses were $4.5 billion for Q3 2026, up 4% from Q3 2025, and $13.5 billion for YTD 2026, down 4% from YTD 2025. These expenses represent 27.4% and 31.9% of revenue for Q3 2026 and Q3 2025, respectively, and 29.2% and 35.7% of revenue for YTD 2026 and YTD 2025, respectively. In support of our strategy, as described in our 2025 Form 10-K, we continue to make investments to advance our product and process technology roadmaps. As a result of our 2025 and 2024 Restructuring Plans and related cost-reduction measures and the deconsolidation of Altera in Q3 2025, we expect total R&D and MG&A expenses to decrease in 2026 relative to recent historical periods.

Research and Development $B	Marketing, General, and Administrative $B
(Percentages in chart indicate operating expenses as a percentage of total revenue)

Research and Development
Q3 2026 vs. Q3 2025
R&D expenses were $259 million, or 8%, higher in Q3 2026 as compared to Q3 2025, driven by investments in our process technology and products and higher incentive-based cash compensation in Q3 2026, partially offset by lower expenses in Q3 2026 as a result of the Q3 2025 deconsolidation of Altera.
YTD 2026 vs. YTD 2025
R&D expenses were $322 million, or 3%, lower in YTD 2026 as compared to YTD 2025, driven by the effects of various cost-reduction measures and lower expenses in YTD 2026 as a result of the Q3 2025 deconsolidation of Altera, partially offset by higher incentive-based cash compensation in YTD 2026.
Marketing, General, and Administrative

Q3 2026 vs. Q3 2025
MG&A expenses were $99 million, or 9%, lower in Q3 2026 as compared to Q3 2025, driven by the effects of various cost-reduction measures and lower expenses in Q3 2026 as a result of the Q3 2025 deconsolidation of Altera, partially offset by higher share-based compensation in Q3 2026.

YTD 2026 vs. YTD 2025
MG&A expenses were $207 million, or 6%, lower in YTD 2026 as compared to YTD 2025, driven by the effects of various cost-reduction measures and lower expenses in YTD 2026 as a result of the Q3 2025 deconsolidation of Altera, partially offset by higher share-based compensation in YTD 2026.

MD&A	40

Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Employee severance and benefit arrangements	$55	$146	$290	$1,754
Litigation charges and other	22	33	60	52
Asset impairment charges	(23)	(4)	3,944	415
Total restructuring and other charges	$54	$175	$4,294	$2,221
In Q2 2025, we announced and commenced the 2025 Restructuring Plan, which was designed to streamline our organizational structure, enable us to focus on our core businesses and lower our overall operating expenses. Refer to "Note 6: Restructuring and Other Charges" within Notes to Consolidated Condensed Financial Statements for further information. The substantial majority of the actions contemplated by the 2025 Restructuring Plan were completed in 2025, with the remainder expected to be completed by Q4 2026.
The 2024 Restructuring Plan, which we initiated in Q3 2024, was substantially complete by the end of 2025, with the remainder expected to be completed by Q4 2026.
Q3 2026 vs. Q3 2025 and YTD 2026 vs. YTD 2025
Employee severance and benefit arrangements included charges of $55 million in Q3 2026 and $290 million in YTD 2026, primarily relating to the 2025 Restructuring Plan, compared to $146 million in Q3 2025 and $1.8 billion in YTD 2025. Charges in Q3 2025 and YTD 2025 primarily related to the 2025 Restructuring Plan, with the remaining charges relating to the 2024 Restructuring Plan.
Asset impairment charges in YTD 2026 included non-cash goodwill impairment charges of $3.9 billion. Refer to "Note 10: Goodwill" within Notes to Consolidated Condensed Financial Statements. In YTD 2025, asset impairment charges included non-cash charges associated with the 2025 Restructuring Plan resulting from the exit of certain non-core lines of business and the consolidation and exit of certain real estate properties.
Gains (Losses) on Equity Investments, Net and Interest and Other, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Unrealized gains (losses) on marketable equity investments, net	$12	$116	$(204)	$(234)
Unrealized gains (losses) on non-marketable equity investments, net[1]	247	17	359	490
Impairment charges on non-marketable equity investments	(55)	(76)	(209)	(232)
Unrealized gains (losses) on equity investments, net	204	57	(54)	24
Realized gains (losses) on sales of equity investments, net	126	164	273	587
Gains (losses) on equity investments, net	$330	$221	$219	$611
Interest and other, net	$1,130	$3,670	$(12,184)	$3,402
1    Unrealized gains (losses) on non-marketable investments include observable price adjustments and our share of equity method investee gains (losses) and certain distributions.
Q3 2026 vs. Q3 2025
In Q3 2026, gains (losses) on equity investments, net were driven by unrealized gains on non-marketable equity investments, which included $351 million of upward observable price adjustments related to two investments, partially offset by equity method investment losses.
In Q3 2025, gains (losses) on equity investments, net were driven by realized gains on opportunistic sales of marketable equity securities that had appreciated in value, along with unrealized gains on marketable equity securities, reflecting favorable market conditions and portfolio performance during the quarter.
In Q3 2026 and Q3 2025, interest and other, net included a $1.0 billion net gain and a $1.7 billion net loss, respectively, from the change in fair value of the derivative liability for the Escrowed Shares. Refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within Notes to Consolidated Condensed Financial Statements. In Q3 2025, we recognized a $5.5 billion pre-tax gain in interest and other, net related to the sale of 51% of Altera. Refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements.

MD&A	41

YTD 2026 vs. YTD 2025
In YTD 2026, gains (losses) on equity investments, net were driven by $531 million in upward observable price adjustments, the majority of which related to two investments, and realized gains on sales of equity investments, partially offset by impairment charges on non-marketable equity investments, mark-to-market losses on marketable equity investments and equity method investee losses.
In YTD 2025, gains (losses) on equity investments, net were driven by $486 million in upward observable price adjustments, of which $396 million related to a single investment, and realized gains on sales of equity investments, partially offset by unrealized gains (losses) on marketable equity investments and impairment charges on non-marketable equity investments.
In YTD 2026 and YTD 2025, interest and other, net included a $12.6 billion net loss and a $1.7 billion net loss, respectively, from the change in fair value of the derivative liability for the Escrowed Shares. In addition, interest and other, net in YTD 2026 included a benefit of $223 million resulting from the change in fair value of liquidated damages provisions related to our Ireland SCIP arrangement. Refer to "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements. In addition to the $5.5 billion pre-tax gain from the sale of 51% of Altera, interest and other, net in YTD 2025 included $191 million in charges related to the sale of our NAND memory business. Refer to "Note 9: Acquisitions and Divestitures" within Notes to Consolidated Condensed Financial Statements.
Provision for (Benefit from) Taxes

	Three Months Ended		Nine Months Ended
($ In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Income (loss) before taxes	$3,982	$4,574	$(10,783)	$1,219
Provision for (benefit from) taxes	$462	$304	$826	$860
Effective tax rate	11.6%	6.6%	(7.7)%	70.5%
Q3 2026 vs. Q3 2025 and YTD 2026 vs. YTD 2025
In all periods presented, our provision for income taxes was determined using our estimated annual effective tax rate applied to our year-to-date ordinary income (loss) before taxes, adjusted for discrete items, and we were not able to benefit from our current year domestic loss before taxes due to the domestic valuation allowance. Our provision for taxes increased in Q3 2026, compared to Q3 2025, primarily due to increased profitability in the U.S. Our provision for taxes decreased in YTD 2026, compared to YTD 2025, primarily due to increased share-based compensation deductions.
Net Income (Loss) Attributable to Non-Controlling Interests
Net income (loss) attributable to non-controlling interests is impacted by the minority-owned portion of our consolidated, majority-owned subsidiaries.

	Three Months Ended		Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025	Sep 26, 2026	Sep 27, 2025
Ireland SCIP	$—	$69	$135	$167
Arizona SCIP	197	158	556	(74)
Mobileye	(15)	(14)	(887)	(33)
IMS	18	(6)	28	(25)
Total net income (loss) attributable to non-controlling interests	$200	$207	$(168)	$35
Q3 2026 vs. Q3 2025
In Q3 2026 and Q3 2025, net income attributable to non-controlling interests was driven by income earned by Arizona SCIP based on the placement of their manufacturing assets into service.
YTD 2026 vs. YTD 2025
In YTD 2026, net loss attributable to non-controlling interests was driven by a non-cash goodwill impairment charge related to our Mobileye reporting unit in Q1 2026, partially offset by income earned by Arizona SCIP based on the ongoing placement of their manufacturing assets into service. In YTD 2025, net income attributable to non-controlling interests was driven by income earned by Ireland SCIP and income earned by Arizona SCIP in Q3 2025, partially offset by start-up construction expenses incurred by Arizona SCIP during the first half of the year.
In Q2 2026, we acquired all of the outstanding minority holder ownership interests in Ireland SCIP, which was previously one of our majority-owned, consolidated subsidiaries, after which net income attributable to non-controlling interests in Ireland SCIP ceased. See "Note 3: Non-Controlling Interests" within Notes to Consolidated Condensed Financial Statements.

MD&A	42

Liquidity and Capital Resources
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Our primary sources of liquidity are cash generated by operations and our total cash and short-term investments, as shown in the following table. These sources may be further supplemented by our drawn and undrawn committed credit facilities and other borrowing capacity, recent equity securities agreements and issuances, possible future debt and equity issuances pursuant to our shelf registration statement and monetization of non-core assets.
Short-Term Investing and Borrowing
When assessing our current sources of liquidity, we consider our total cash and short-term investments balances as follows:

(In Millions)	Sep 26, 2026	Dec 27, 2025
Cash and cash equivalents	$21,846	$14,265
Short-term investments	32,159	23,151
Total cash and short-term investments	$54,005	$37,416
Total debt	$50,134	$46,585
As described in "Common Stock Issuance" at the beginning of this MD&A, in Q3 2026 we received net proceeds of $22.6 billion from a public offering of our common stock. We intend to use the net proceeds for general corporate purposes, including capital expenditures and working capital. Refer to "Note 4: Earnings (Loss) Per Share and Stockholders' Equity" within the Notes to Consolidated Condensed Financial Statements for additional information.
In Q3 2026, we amended our three-year $3.0 billion credit facility maturing January 2029 to a $4.8 billion facility maturing August 2029. We also amended our five-year $7.0 billion credit facility maturing February 2029 to a $9.7 billion facility maturing August 2031. On October 1, 2026, total borrowing capacity under the amended credit facilities increased by $500 million, bringing the total to $15.0 billion, consisting of a $5.0 billion three-year credit facility and a $10.0 billion five-year credit facility.
In Q2 2026, we settled $1.0 billion of our senior notes due May 2026, and we issued a total of $6.5 billion aggregate principal amount of senior notes comprised of $1.0 billion in 4.65% senior notes due 2031, $1.0 billion in 5.00% senior notes due 2033, $2.2 billion in 5.30% senior notes due 2036, $1.8 billion in 6.13% senior notes due 2056, and $500 million in 6.20% senior notes due 2066. We have other potential sources of liquidity including our commercial paper program and our automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity and other securities. Under our commercial paper program, we have an ongoing authorization from our Board of Directors to borrow up to $10.0 billion. As of September 26, 2026, we had no commercial paper obligations outstanding and no outstanding borrowings on the revolving credit facilities. As part of our ongoing capital management strategy to optimize our debt portfolio, we may utilize make-whole provisions, tender offers, or open market repurchases of our debt prior to maturity. In Q3 2026, we did not extinguish any debt prior to maturity.
In Q2 2026, we acquired the minority ownership interest in our previously majority-owned and consolidated Ireland SCIP VIE for aggregate cash consideration of $14.2 billion, inclusive of transaction costs. We funded the repurchase of Apollo's non-controlling equity interest through a combination of our existing cash and cash equivalents, short-term investments and a $6.5 billion term loan. The term loan facility was repaid in Q2 2026 using proceeds from the issuance of $6.5 billion aggregate principal amount of senior fixed-rate notes described above. Refer to "Note 11: Borrowings" within Notes to Consolidated Condensed Financial Statements.
In Q1 2026, we settled $1.5 billion of our senior notes due February 2026 and amended our 364-day $5.0 billion credit facility agreement to a three-year $3.0 billion credit facility maturing January 2029 (which facility was further amended in Q3 2026, as described above).
Our total cash and short-term investments and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity, among other factors, for our strategic business requirements. These actions can include, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the amounts and timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices and selling certain of our accounts receivable on a non-recourse basis to third-party financial institutions. Such actions may result in a benefit or detriment to cash flows in future periods.
We maintain a diverse investment portfolio that we continually analyze based on issuer, industry and country. Substantially all of our investments in debt instruments were in investment-grade securities.

MD&A	43

Funding Requirements
Our short-term funding requirements include capital expenditures for worldwide manufacturing and assembly and test operations, including investments in our process technology roadmap, investments in our product roadmap, working capital requirements (including commitments and prepayments made to secure supply capacity), partner distributions to our non-controlling interest holder related to Arizona SCIP, reducing outstanding indebtedness, potential acquisitions and strategic investments. Our long-term funding requirements incrementally contemplate investments in significant manufacturing expansion plans and investments to accelerate our process technology development. These plans include expanding existing operations in Arizona, New Mexico and Oregon and a new leading-edge manufacturing facility in Ohio.
In Q1 2026, we entered into long-term arrangements with customers that included deposits totaling $1.7 billion, which were reflected within other accrued liabilities and other long-term liabilities, and for which the related cash was received in Q2 2026. In response to industry shortages of substrates and other components and to support long-term customer arrangements, we continue to enter into long-term agreements with suppliers to secure component supply. Some of these supply arrangements involve prepayments, of which $1.2 billion were made in YTD 2026. Subsequent to Q3 2026, we entered into two agreements to secure future substrate supply. These agreements are expected to accelerate cash outflows in the near term, and we estimate that approximately $3.3 billion of the associated commitments will be paid by the end of 2027. Refer to "Note 14: Commitments and Contingencies" within Notes to Consolidated Condensed Financial Statements for further information.
Subsequent to Q3 2026, we entered into a definitive agreement to acquire 100% of Classiq Technologies Ltd. for approximately $1.9 billion, subject to customary purchase price adjustments. The agreement also provides for up to $350 million of contingent consideration based on the achievement of specified performance milestones. The transaction is expected to close in the first half of 2027, subject to regulatory approvals and other customary closing conditions. We may elect to settle the purchase price in cash or shares of our common stock.
Cash flows from operating, investing, and financing activities were as follows:

	Nine Months Ended
(In Millions)	Sep 26, 2026	Sep 27, 2025
Net cash provided by (used for) operating activities	$13,184	$5,409
Net cash provided by (used for) investing activities	(20,259)	(8,255)
Net cash provided by (used for) financing activities	14,761	5,738
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,686	$2,892
Operating Activities
Operating cash flows consist of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by operations in the first nine months of 2026 was higher compared to the first nine months of 2025, primarily due to higher revenues and lower operating expenses after adjusting for non-cash items in the first nine months of 2026 compared to the first nine months of 2025. These cash favorable movements were partially offset by higher unfavorable changes in working capital adjustments in the first nine months of 2026 compared to the first nine months of 2025.
Investing Activities
Investing cash flows consist primarily of purchases, sales and maturities of short-term investments, capital expenditures and proceeds from divestitures.
Cash used for investing activities in the first nine months of 2026 was higher compared to the first nine months of 2025, primarily due to higher purchases of short-term investments, net of sales and maturities, lower proceeds from capital-related government incentives, cash used for the acquisition of Mentee Robotics and lower inflows from other investing, as well as the absence of proceeds from the divestiture of our Altera and NAND memory businesses received in the first nine months of 2025. These unfavorable cash movements were partially offset by lower capital expenditures during the first nine months of 2026 compared to the first nine months of 2025.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments of term debt and commercial paper, financing payments for capital expenditures with extended payment terms, proceeds related to strategic initiatives including SCIP partner contributions and equity-related issuances as well as payments related to SCIP partner distributions.
Cash provided by financing activities in the first nine months of 2026 was higher compared to the first nine months of 2025, driven by net proceeds from our public offering of common stock, our issuance of term debt, higher partner contributions and lower financing payments for capital expenditures with extended payment terms in the first nine months of 2026 compared to the first nine months of 2025. These cash favorable movements were partially offset by partner distributions made to Apollo in connection with our repurchase of the 49% minority ownership interest in Ireland SCIP, repayments of term debt, lower net proceeds from common stock and warrant issuances, lower proceeds from Escrowed Shares, higher payments on finance leases, higher restricted stock unit withholdings and the absence of proceeds from sales of subsidiary shares received in the first nine months of 2025.

MD&A	44

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Issuer Purchases of Equity Securities
We have an ongoing authorization, originally approved by our Board of Directors in 2005 and subsequently amended on October 24, 2019, to repurchase shares of our common stock in open market or negotiated transactions. No shares were repurchased during the quarter ended September 26, 2026. As of September 26, 2026, we were authorized to repurchase up to $110.0 billion, of which $7.2 billion remained available.
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

Other Key Information	45

Rule 10b5-1 Trading Arrangements
Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. Other than as described below, during Q3 2026, no such plans or arrangements were adopted or terminated, including by modification.
On August 14, 2026, Alyssa H. Henry, one of our directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 15,400 shares of common stock. The plan will expire on August 13, 2027, subject to early termination in accordance with the terms of the plan.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period, even when the activities, transactions or dealings are conducted in compliance with applicable law. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to one such sanction. Though Intel has suspended sales in Russia, there may be a need to file documents or engage with the FSB as we wind up our Russian offices. All such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s OFAC, and there are no gross revenues or net profits directly associated with any such dealings by us with the FSB.

Other Key Information	46

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Corrected Third Restated Certificate of Incorporation of Intel Corporation, dated October 23, 2023	10-Q	000-06217	3.1	10/27/2023
3.2	Intel Corporation Bylaws, as amended and restated on November 29, 2023	8-K	000-06217	3.2	12/5/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

Other Key Information	47

Form 10-Q Cross-Reference Index

Item Number	Item
Part I - Financial Information
Item 1.	Financial Statements	Pages 3 - 30
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Results of operations	Pages 33 - 42
	Liquidity and capital resources	Pages 43 - 44
	Critical accounting estimates	Not applicable
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 45
Item 4.	Controls and Procedures	Page 45

Part II - Other Information
Item 1.	Legal Proceedings	Pages 24 - 28
Item 1A.	Risk Factors	Page 45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 45
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information
	Rule 10b5-1 Trading Arrangements	Page 46
	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934	Page 46
Item 6.	Exhibits	Page 47

Signatures		Page 49

Other Key Information	48

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intel Corporation (Registrant)

Date: October 29, 2026	By:	/s/ David Zinsner
David Zinsner
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

49